Form 10-Q
period 1993-12-31
ARCHER DANIELS MIDLAND CO
filed 1994-02-09
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-44

                 ARCHER-DANIELS-MIDLAND COMPANY
     (Exact name of registrant as specified in its charter)

         Delaware                                  41-0129150
(State or other jurisdiction of                (I. R. S. Employer
incorporation or organization)                Identification No.)

4666 Faries Parkway   Box 1470   Decatur, Illinois   62525
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code217-424-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value--326,801,908 shares
                       (December 31, 1993)
1
          PAGE 2

PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                           1993         1992
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $2,821,561   $2,547,483
Cost of products sold and other
operating
  costs                                 2,499,224    2,223,506
                                        ---------    ----------

     Gross Profit                       322,337      323,977

Selling, general and administrative     90,793       84,130
expenses
                                        ---------    ----------

     Earnings From Operations           231,544      239,847

Other income (expense)                  (9,131)      (6,853)
                                        ---------    ---------

     Earnings Before Income Taxes       222,413      232,994

Income taxes                            76,354       77,618
                                        ---------    ---------

     Net Earnings                       $  146,059   $  155,376
                                        =========    =========



Average number of shares outstanding    330,400      342,763

Net earnings per common share           $.44         $.45

Dividends per common share              $.025        $.024


See notes to consolidated financial statements
2


          PAGE 3
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                             SIX MONTHS ENDED
                                               DECEMBER 31,
                                             1993        1992
                                           --------------------
                                          (In thousands, except
                                             per share amounts)
Net sales and other operating income      $5,435,189     $4,931,960
Cost of products sold and other
  operating costs                         4,889,715      4,346,693
                                          ---------      ---------

     Gross Profit                         545,474        585,267

Selling, general and administrative       174,038        163,180
expenses
                                          ---------      ---------

     Earnings From Operations             371,436        422,087

Other income (expense)                    (24,130)       (759)
                                          ---------      ---------

   Earnings Before Income Taxes and
    Cumulative Effect of Accounting       347,306        421,328
 Changes

Income taxes                              132,184        140,349
                                          ---------      ---------
  Earnings Before Cumulative Effect of
    Accounting Changes                      215,122        280,979

Cumulative effect of accounting changes      -           33,018
                                          ---------      ---------

     Net Earnings                         $  215,122     $  313,997
                                          =========      =========

Average number of shares outstanding      333,152        342,693

Earnings per common share
 Before cumulative effect of accounting
changes                                   $.65                $.82
 Cumulative effect of accounting          -                    .10
changes
                                          ----                ----
     Net Earnings                         $.65                $.92
                                        ====                ====
Dividends per common share                   $.049         $.047

See notes to consolidated financial statements.
3
          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        DECEMBER 31,    JUNE 30,
                                            1993          1993
                                       --------------------------
                                             (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents               $257,773            $
                                                        386,483
  Marketable securities                   964,713      1,481,83
                                                              1
  Receivables                             867,444       824,882
  Inventories                             1,695,60     1,131,78
                                          7                   7
  Prepaid expenses                        101,885        96,751
                                          --------     --------
                                          -                   -

     Total Current Assets                 3,887,42     3,921,73
                                          2                   4


Investments and Other Assets
  Long-term marketable securities         1,056,44      872,265
                                          9
  Investments in and advances to          283,476       331,672
affiliates
  Other assets                            78,906         63,606
                                          --------     --------
                                          -                   -

                                          1,418,83     1,267,54
                                          1                   3

Property, Plant and Equipment
   Agricultural processing                2,928,88     2,773,46
                                          3                   2
   Transportation                         426,469       441,372
                                          --------     --------
                                          -                   -

                                          3,355,35     3,214,83
                                          2                   4

                                          --------     --------
                                          -                   -

                                          $8,661,605    $8,404,1
                                                             11
                                          ========     ========
                                          =                   =

See notes to consolidated financial statements.
4

          PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                           DECEMBER 31,  JUNE 30,
                                             1993         1993
                                        --------------------------
                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                       $   73,638   $     -
  Accounts payable                         848,924     555,514
  Accrued expenses and taxes               435,845     373,431
  Current maturities of long-term debt      28,301      31,286
                                         ---------   ---------
      Total Current Liabilities          1,386,708     960,231


Long-Term Debt
  Agricultural processing                1,778,659   1,766,957
  Transportation                           222,862     272,186
                                         ---------   ---------

                                         2,001,521   2,039,143


Deferred Credits                            555,293     521,486

Shareholders' Equity
  Common stock                           3,022,874   3,366,622
  Reinvested earnings                    1,695,209   1,516,629
                                         ---------   ---------

                                         4,718,083   4,883,251

                                         ---------   ---------

                                        $8,661,605  $8,404,111
                                         =========   =========

See notes to consolidated financial statements.
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               SIX MONTHS ENDED
                                                DECEMBER 31,
                                               1993      1992
                                         --------------------------
                                               (In thousands)
Operating Activities
 Net earnings                          $   215,122$   313,997
 Adjustments to reconcile to net cash
   provided by operations
    Cumulative effect of accounting changes,
      net of tax                              -       (33,018)
     Depreciation and amortization          171,050    160,750
     Deferred income taxes                   28,210     10,156
     Amortization of long-term debt discount      9,480      8
     ,203
     Other                                 (11,473)      (266)
     Changes in operating assets and liabilities
        Receivables                        (9,290)   (45,137)
        Inventories                      (540,325)  (365,708)
        Prepaid expenses                   (4,684)   (28,570)
        Accounts payable, accrued expenses
         and taxes                         303,121    119,278
                                         ---------  ---------
       Total Operating Activities          161,211    139,685
Investing Activities
 Purchases of property, plant and equipment   (232,626) (208,4
 22)
 Business acquisitions                    (63,550)  (126,987)
 Investments in and advances to affiliates     5,578    (4,131)
 Purchases of marketable securities    (1,337,594)  (758,218)
 Proceeds from sales of marketable securities 1,685,157  678,6
 01
 Purchases of treasury stock             (355,223)   (12,440)
                                         ---------  ---------
       Total Investing Activities        (298,258)  (431,597)
Financing Activities
 Long-term debt borrowings                   5,155      1,614
 Long-term debt payments                  (53,703)   (15,526)
 Net borrowings under line of credit agreements     73,638
 71,024
 Cash dividends and other                 (16,753)   (14,208)
                                         ---------  ---------
       Total Financing Activities            8,337     42,904
                                         ---------  ---------
 Decrease In Cash and Cash Equivalents   (128,710)  (249,008)
Cash and Cash Equivalents Beginning of Period    386,483  964,
360
                                          ---------  ---------
  Cash and Cash Equivalents End of Period$  257,773 $  715,352
                                          =========  =========

See notes to consolidated financial statements.
6
          TABLE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1993.

Note 2.                      Other Income (Expense)

                            THREE MONTHS ENDED SIX MONTHS ENDED
                              DECEMBER 31,       DECEMBER 31,
                            1993        1992   1993       1992
                          -------------------------------------
                             (In thousands)    (In thousands)
 Investment income        $ 27,396  $ 20,074$ 54,334 $ 55,024
 Interest expense         (42,821)  (36,578) (86,222) (72,289)
 Gain (loss) on marketable
 securities transactions       334       249   1,604    9,647
 Other, including equity in
 earnings of affiliates      5,960     9,402   6,154    6,859
                           --------  ---------------- --------
                          $ (9,131) $ (6,853)$(24,130)$   (759)
                           ========  ================ ========

Note 3.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 20, 1993.

Note 4. Accounting Changes
       Results for the six months ended December 31, 1992 have
been   restated for the cumulative effect of the adoption of
FASB   Statements No. 106 and No. 109 resulting in a net credit
of $33    million.  Results for the quarter and six months ended
December 31, 1992 were also restated for the current year effect of the accounting change for FASB Statement No. 106.
7
          PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

Net sales and other operating income increased 11 percent for the quarter and 10 percent in the six months compared to a year ago due primarily to higher average selling prices of most processed products and to a lesser extent volume increases in corn and wheat products.

Gross profits decreased from $324 million to $322 million for the quarter and from $585 million to $545 million for the six months compared to last year. The effect of commodity price increases on LIFO inventory valuations decreased gross profit $35 million in the quarter and $41 million in the six months compared to decreased gross profit of $4 million and $1 million for the comparable periods of a year ago. For the six months, the negative effect on operations of the widespread Midwest flooding also contributed significantly to the decrease in gross profit. For the quarter and six months, these decreases were partially offset by increased gross profits from oilseed processing operations which experienced better market conditions resulting in favorable processing margins.

Selling, general and administrative expenses increased 8 percent to $91 million for the quarter and increased 7 percent to $174 million for the six months compared to a year ago primarily reflecting general cost increases.

The decrease in other income for the quarter resulted primarily from increased interest expense due to higher levels of long-term debt borrowings and decreased equity in earnings of non-consolidated affiliates. This decrease was partially offset by increased investment income. For the six months, the decrease in other income was due to increased interest expense and decreased gains on marketable securities transactions.

Income taxes for the quarter and six months decreased due to lower pretax earnings. These decreases were partially offset by the increase in the United States federal corporate income tax rate to 35%. For the six months, the increase in the federal corporate income tax rate also resulted in increased income tax reserves and a non-recurring income tax charge of $14 million. The effects of the change in the federal corporate income tax rate increased the Company's effective income tax rate to 34 percent for the quarter and 38 percent for the six months compared to a rate of 33 percent for the comparable periods of a year ago.

Results for fiscal 1993 have been restated for the cumulative effect of the adoption of FASB Statements No. 106 and No. 109 resulting in a net credit of $33 million for the six months ended December 31, 1993. Results for the first two quarters of fiscal 1993 have also been restated, net of tax, for the current year effect of the accounting change for FASB Statement No. 106.




LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1993, the Company's cash and marketable securities net of short-term debt decreased $535 million to $2.2 billion, working capital decreased $461 million to $2.5 billion and net worth decreased $165 million to $4.7 billion. These decreases reflect investments in property, plant and equipment expansions, business acquisitions, and purchases of the Company's common stock. The Company's ratio of long-term liabilities to total capital at December 31, 1993 was approximately 28 percent.

8
          PAGE 9

PART II - OTHER INFORMATION


         Item 4.   Submission of matters to a vote of Security
         Holders:

               The information required in response to this
         item is   contained in the Company's proxy statement
         dated September 17, 1993 previously filed with the
         Commission     and is incorporated herein by
         reference.

               Proxies for the Annual Meeting were solicited
         pursuant to    Regulation 14.  There was no
         solicitation in opposition    to the Board of Director
         nominees as listed in the proxy    statement and all
         of such nominees were elected.

         Item 6.   Exhibits and Reports on Form 8-K

               a)   Notice of annual meeting and proxy
                statement      dated September 17, 1993
                incorporated as an  exhibit herein by
                reference.

               b)   A Form 8-K was not filed during the
                quarter   ended December 31, 1993.



SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ARCHER-DANIELS-MIDLAND
                                   COMPANY



                                   D. J. Schmalz
                                   Vice President, Controller
                                   and Chief Financial Officer



                                   R. P. Reising
                                   Vice President, Secretary and
                                   General Counsel



Dated:  February 9, 1994

9