Form 10-Q
period 1994-03-31
ARCHER DANIELS MIDLAND CO
filed 1994-05-10
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value--327,001,530 shares
                        (March 31, 1994)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)