Form 10-Q/A
period 1994-03-31
ARCHER DANIELS MIDLAND CO
filed 1994-05-10
CIK 7084

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

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                             1994        1993

                                          (In thousands, except
                                            per share amounts)

Net sales and other operating income $3,010,001 $2,457,142

Cost of products sold and other operating
costs 2,724,343 2,192,274
 _________ _________

  Gross Profit 285,658 264,868

Selling, general and administrative expenses 92,548 82,249
 _________ _________

  Earnings From Operations 193,110 182,619

Other income (expense) 5,260 9,303
 _________ _________

  Earnings Before Income Taxes 198,370 191,922

Income taxes 67,101 62,482
 _________ _________

  Net Earnings $  131,269 $  129,440
 ========= =========


Average number of shares outstanding 326,905 343,018

Net earnings per common share $ .40 $.38

Dividends per common share $.025 $.024

See notes to consolidated financial statements
2
          PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                            NINE MONTHS ENDED
                                                MARCH 31,
                                              1994       1993

                                           (In thousands, except
                                             per share amounts)
Net sales and other operating income $8,445,190 $7,389,102

Cost of products sold and other operating
costs 7,614,058 6,538,967
 _________ _________

  Gross Profit 831,132 850,135

Selling, general and administrative expenses 266,586 245,429
 _________ _________

  Earnings From Operations 564,546 604,706

Other income (expense) (18,870) 8,544
 _________ _________

  Earnings Before Income Taxes and
                         Cumulative Effect of Accounting Changes
                                                         545,676
613,250

Income taxes 199,285 202,831
 _________ _________
     Earnings Before Cumulative Effect of
                                              Accounting Changes
                                                         346,391
410,419

Cumulative effect of accounting changes      - 33,018
 _________ _________

     Net Earnings $  346,391 $  443,437
 ========= =========

Average number of shares outstanding 331,288 342,799

Earnings per common share
     Before cumulative effect of accounting changes $1.05 $1.20
     Cumulative effect of accounting changes     - .10
 ____ ____

     Net Earnings $1.05 $1.30
 ==== ====

Dividends per common share $.074 $.071

See notes to consolidated financial statements
3

          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                         MARCH 31,      JUNE 30,
                                            1994          1993

                                              (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents $  223,907 $  386,483
  Marketable securities 874,848 1,481,831
  Receivables 954,597 824,882
  Inventories 1,744,037 1,131,787
  Prepaid expenses 125,261 96,751
 _________ _________

  Total Current Assets 3,922,650 3,921,734


Investments and Other Assets
  Long-term marketable securities 980,514 872,265
  Investments in and advances to affiliates 295,768 331,672
  Other assets 106,361 63,606
 __________ _________

 1,382,643 1,267,543

Property, Plant and Equipment
  Agricultural processing 3,019,749 2,773,462
  Transportation 422,994 441,372
 _________ _________

 3,442,743 3,214,834
 _________ _________

 $8,748,036 $8,404,111
 ========= =========

See notes to consolidated financial statements
4
          PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           MARCH 31,     JUNE 30,
                                             1994         1993
                                        _________________________
                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                       $   64,417   $    -
  Accounts payable                         704,274     555,514
  Accrued expenses and taxes               525,144     373,431
  Current maturities of long-term debt      27,113      31,286
                                         _________    ________

  Total Current Liabilities              1,320,948     960,231


Long-Term Debt
  Agricultural processing                1,798,393   1,766,957
  Transportation                           215,446     272,186
                                         _________   _________

                                         2,013,839   2,039,143


Deferred Credits                            553,159     521,486

Shareholders' Equity
  Common stock                           3,027,688   3,366,622
  Reinvested earnings                    1,832,402   1,516,629
                                         _________   _________

                                         4,860,090   4,883,251

                                         _________   _________

                                        $8,748,036  $8,404,111
                                         =========  ==========

See notes to consolidated financial statements
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              NINE MONTHS ENDED
                                                  MARCH 31,
                                               1994       1993

                                                (In thousands)
Operating Activities
 Net earnings                             $  346,391$  443,437
 Adjustments to reconcile to net cash provided
   by operations
     Cumulative effect of accounting changes,
       net of tax                               -     (33,018)
     Depreciation and amortization            261,272  243,572
     Deferred income taxes                     30,785   10,557
     Amortization of long-term debt discount   14,436   12,492
     Other                                   (32,375) (21,227)
     Changes in operating assets and liabilities
        Receivables                         (31,001) (60,894)
        Inventories                        (523,844)(242,517)
        Prepaid expenses                    (27,276) (28,074)
        Accounts payable, accrued expenses
         and taxes                           193,558   97,989
                                           __________________
       Total Operating Activities            231,946  422,317

Investing Activities
 Purchases of property, plant and equipment(354,545)(299,178)
 Business acquisitions                     (218,370)(128,021)
 Investments in and advances to affiliates     5,806    9,888
 Purchases of marketable securities(1,573,776)(1,406,071)
 Proceeds from sales of marketable securities2,112,661798,791
 Purchases of treasury stock               (355,225) (12,442)
                                           __________________
       Total Investing Activities(383,449)(1,037,033)

Financing Activities
 Long-term debt borrowings                    11,715  254,491
 Long-term debt payments                    (62,372) (27,575)
 Net borrowings under line of credit agreements64,247  63,418
 Cash dividends and other                   (24,663) (22,182)
                                           __________________
       Total Financing Activities           (11,073)  268,152
                                           __________________
 Decrease In Cash and Cash Equivalents     (162,576)(346,564)
Cash and Cash Equivalents Beginning of Period 386,483  964,360
                                            __________________
  Cash and Cash Equivalents End of Period  $  223,907$  617,796
                                            ==================

See notes to consolidated financial statements
6
          PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1993.

Note 2.                      Other Income (Expense)

                          THREE MONTHS ENDEDNINE MONTHS ENDED
                               MARCH 31,          MARCH 31,
                             1994       1993   1994      1993
                         _____________________________________
                            (In thousands)     (In thousands)

 Investment income       $  23,511 $  23,310$  77,845$  78,334
 Interest expense         (45,568)  (37,629)(131,790)(109,918)
 Gain (loss) on marketable
 securities transactions    19,862    16,440  21,466   26,087
 Other, including equity in
 earnings of affiliates      7,455     7,182  13,609   14,041
                            ______    ______  ______   ______

                          $   5,260 $   9,303$(18,870)$   8,544
                             ======    ======  ======   ======

Note 3.              Per Share Data


       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 20, 1993.

Note 4.Accounting Changes

       Results for the nine months ended March 31, 1993 have been restated for the cumulative effect of the adoption of FASB Statements No. 106 and No. 109 resulting in a net credit of $33 million. Results for the quarter and nine months ended March 31, 1993 were also restated for the current year effect of the accounting change for FASB Statement No. 106.
7
          PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

Net sales and other operating income increased 23 percent for the quarter and 14 percent for the nine months compared to a year ago due primarily to higher average selling prices of most processed products and to a lesser extent volume increases, including sales of recently acquired companies.

Gross profits increased to $286 million from $265 million for the quarter reflecting gross profits of recently acquired companies and increased gross profits of oilseed processing operations which experienced better market conditions resulting in favorable processing margins. For the nine months, gross profits decreased from $850 million to $831 million due principally to the negative effect on operations of the widespread Midwest flooding and to the effect of commodity price changes on LIFO inventory valuations. These decreases were partially offset by increased gross profits from oilseed processing operations and recently acquired companies. The effect of commodity price changes on LIFO inventory valuations decreased gross profit $5 million in the quarter and $46 million in the nine months compared to increased gross profit of $5 million and $4 million for the comparable periods of a year ago.

Selling, general and administrative expenses increased 13 percent to $93 million for the quarter and increased 9 percent to $267 million for the nine months compared to a year ago primarily reflecting costs of recently acquired companies and general cost increases.

The decrease in other income for the quarter and nine months resulted primarily from increased interest expense due to higher levels of long-term debt borrowings. For the quarter, this decrease was partially offset by increased gains on marketable securities transactions.

Income taxes for the quarter increased due to higher pretax earnings and the increase in the United States federal corporate income tax rate to 35 percent. For the nine months, income taxes decreased due to lower pretax earnings. This decrease was partially offset by the aforementioned income tax rate increase which also resulted in increased income tax reserves and a non-recurring income tax charge of $14 million. The effects of the change in the federal corporate income tax rate increased the Company's effective income tax rate to 34 percent for the quarter and 37 percent for the nine months compared to a rate of 33 percent for the comparable periods of a year ago.

Results for fiscal 1993 have been restated for the cumulative effect of the adoption of FASB Statements No. 106 and No. 109 resulting in a net credit of $33 million for the nine months ended March 31, 1993. Results for the first three quarters of fiscal 1993 have also been restated, net of tax, for the current year effect of the accounting change for FASB Statement No. 106. 8
          PAGE 9

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1994, the Company's cash and marketable securities net of short-term debt decreased $726 million to $2.0 billion, working capital decreased $360 million to $2.6 billion and shareholders' equity decreased $23 million to $4.9 billion. These decreases principally reflect investments in property, plant and equipment expansions, business acquisitions, and purchases of the Company's common stock. The Company's ratio of long-term liabilities to total capital at March 31, 1994 was approximately 27 percent.

PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K

               A Form 8-K was not filed during the quarter
                ended    March 31, 1994.



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



Dated:  May 10, 1994
9