Form 10-K
period 1994-06-30
ARCHER DANIELS MIDLAND CO
filed 1994-09-27
CIK 7084

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994
                               OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
   Title of each class                   which registered

Common Stock, no par value              New York Stock Exchange
                                        Chicago Stock Exchange
                                        Stock Exchange of Basle,
                                             Switzerland
                                        Stock Exchange of
Zurich,
                                             Switzerland
                                        Stock Exchange of
Geneva,
                                             Switzerland
                                        Tokyo Stock Exchange
                                        Frankfurt Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No ___
State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$7.3 billion
(Based on the closing price of the New York Stock Exchange on August 22, 1994)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--327,306,990 shares
                    (August 22, 1994)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1994 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1994 are incorporated by reference into Part III.
1

             PAGE 2
PART I

Item 1. BUSINESS

        (a)    General Development of Business

           Archer Daniels Midland Company was incorporated in
           Delaware in 1923, successor to the Daniels Linseed
           Co. founded in 1902.

           During the last five years, the Company has experienced significant growth, spending approximately $3.3 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment.
           There have been no significant dispositions during this period.

        (b)    Financial Information About Industry Segments

           The Company is in one business segment--procuring, transporting, storing, processing and merchandising agricultural commodities and products.

        (c)    Narrative Description of Business

           (i) Principal products produced and principal markets for and methods of distribution of such products

               The Company is engaged in the business of procuring, transporting, storing, processing and merchandising agricultural commodities and products. It is one of the world's largest processors of oilseeds, corn and wheat. The Company also processes rice, milo, oats, barley, peanuts and cane sugar. Other operations include transporting, merchandising and storing agricultural commodities and products. These operations and processes produce products which have primarily two end uses, either food or feed ingredients. Each commodity processed is in itself a feed ingredient as are the by-products produced during the processing of each commodity.

               Production processes of all commodities are
               capital intensive and similar in nature. These processes involve grinding, crushing or milling with further value added through extraction, refining and fermenting. Generally, each commodity can be processed by any of these methods to generate additional value added products. All commodities and related processed products share the same network of commodity procurement facilities, transportation services (including rail, barge, truck and ocean vessels) and storage facilities.
2


            PAGE 3
               The geographic areas, customers and marketing methods are basically the same for all commodities and their related further processed products. Feed ingredient products and by-products are sold to farmers, feed dealers and livestock producers, all of which can and will purchase products from across the entire commodity chain. Food ingredient products are also sold to one basic group of customers, food processors. Any single customer may purchase products produced from all commodities and any single food or feed product could include ingredients produced from all commodities we process.

           Oilseed Products

           Soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ are processed to provide vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold as is or is further processed by refining and hydrogenating into margarine, shortening, salad oils and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient.

           Oilseed meals supply more than one-half of the high protein ingredients used in the domestic manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP R), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and vegetable patties (Harvest Burgers R). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products.

           Corn Products

           The Company is engaged in dry milling and wet milling corn operations. Products produced for use by the food and beverage industry include syrup, starch, glucose, dextrose, crystalline dextrose, high fructose sweeteners, crystalline fructose and grits. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. Ethanol is used to increase octane, and as an extender and oxygenate in gasoline. Corn germ, a byproduct of the milling process, is further processed as an oilseed.
3
            PAGE 4
ITEM 1. BUSINESS--Continued

           The Company produces by fermentation, from dextrose, citric and lactic acids, feed-grade amino acids and vitamins, lactates, sorbitol, monosodium glutamate, nematodes and food emulsifiers principally for the food and feed industries.

           Wheat and Other Milled Products

           Wheat flour is sold primarily to large bakeries, durum flour is sold to pasta manufacturers and bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets. Masa corn flour is sold primarily to specialty food producers to be used in the production of tortillas, taco shells and tortilla chips.

           The Company mills long, medium and short grain rice and mills oats into oat bran and oat flour for institutional and consumer food customers. The Company also mills milo to produce industrial flour that is used in the manufacturing of wall board for the building industry.

           Other Products and Services

           The Company buys, stores and cleans agricultural commodities, such as corn, wheat, soybeans, canola, milo, sunflower seeds, rice, oats and barley, for resale to other processors worldwide.

           The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy and poultry industries. Many of the feed ingredients and health and nutrition products can be, and in many cases are, produced in our other commodity processing operations.

           The Company produces bakery products and mixes which are sold to the baking industry.

           The Company produces spaghetti, noodles, macaroni, and other consumer food products. The Company also produces lettuce, other fresh vegetables and herbs in its hydroponic greenhouse.

           Malt products are produced for use by the food and beverage industries.

           The Company produces from cane sugar granulated and
           liquid refined sugars principally for the food and
           beverage industries.
4
            PAGE 5
Item 1. BUSINESS--Continued

           Hickory Point Bank and Trust Co. furnishes public banking services, except commercial loans, as well as cash management and securities safekeeping services for the Company.

           Agrinational Insurance Company and Agrinational Ltd.,
           Vermont and Cayman Island subsidiaries,
           respectively, act as direct insurers and reinsurers of a portion of the Company's domestic and foreign property and casualty insurance risks.

           Alfred C. Toepfer International (Germany) and affiliates, of which the Company has a 50% interest, is one of the world's largest, most respected trading companies specializing in processed agricultural products. Toepfer has thirty-nine sales offices worldwide. Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, owns European agricultural processing plants that are primarily engaged in corn wet milling and wheat starch production.

           The Company, through its partnership with Gold Kist, Inc. and Alimenta Processing Corporation d/b/a Golden Peanut Company, is a major supplier of peanuts to both the domestic and export markets. These peanuts are used in peanut butter, snacks, cereals and many other foods.

           The percentage of net sales and other operating
           income by classes of products and services for the
           last three fiscal years were as follows:
                                       1994    1993   1992

           Oilseed products             50%     50%    51%
           Corn products                 26      28     29
           Wheat and other
             milled products             13      13     10
           Other products and services   11       9     10

                                       100%    100%   100%
           Methods of Distribution

           Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway system and functions as a contract carrier of commodities for its own operations as well as for other companies.
5
            PAGE 6
Item 1. BUSINESS--continued

           The Company owns, leases or manages under operating agreements approximately 1,900 river barges and 25 line-haul towboats.

          (ii)  Status of new products

                The Company continues to expand its bioproducts. The Company is currently producing, from dextrose, the feed-grade amino acids lysine and threonine, and expects to be producing tryptophan during the coming year. The Company has entered the vitamin market with the production of riboflavin and biotin, and is currently expanding production facilities to produce vitamins C and E. The Company is also producing, from dextrose fermentation, citric acid, monosodium glutamate (MSG) and lactic acid and is scheduled to begin to produce, in the next year, the food additive, xanthan gum.

         (iii)  Source and availability of raw materials

                Substantially all of the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living and worldwide production of similar and competitive crops. The Company follows a policy of hedging commodity transactions, including certain anticipated production requirements, to minimize price risk due to market fluctuations and risk of crop failure.

          (iv)  Patents, trademarks and licenses

                The Company owns several valuable patents, trademarks and licenses but does not consider its business dependent upon any single or group of patents, trademarks and licenses.




        (v)  Extent to which business is seasonal

                Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale and distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials, oilseeds, wheat, corn and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant throughout the year. The worldwide need for food is not seasonal and is ever expanding as is the world's population.
6
            PAGE 7
Item 1. BUSINESS--Continued

         (vi)         Working capital items

               Price variations and availability of grain at harvest often cause wide fluctuations in the Company's inventories and short-term borrowings.

        (vii)  Dependence on single customer

               No material part of the Company's business is dependent upon a single customer or very few customers.

        (viii)            Amount of backlog

               Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

         (ix)  Business subject to renegotiation

               The Company has no business with the government that is subject to renegotiation.

          (x)        Competitive conditions

               Markets for the Company's products are highly competitive and sensitive to product substitution. No single company competes with the Company in all of its markets; however, a number of large companies compete in one or more markets. Major competitors in one or more markets include, but are not limited to, Cargill, Inc., ConAgra, Inc., CPC International, Eridania Beghin-Say and Tate & Lyle.

         (xi)  Research and development expenditures

               Practically all of the Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate the protein malnutrition throughout the world, utilizing the three largest United States crops-wheat, soybeans and corn.

               The need to successfully market new or improved food and feed ingredients developed in the Company's research laboratories led to the concept of technical support. The Company is staffed with technical representatives who work closely with customers and potential customers on the development of food and feed products which incorporate Company produced ingredients.
7

            PAGE 8
Item 1. BUSINESS--Continued

               These technical representatives are an adjunct to both the research and sales functions.

               The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. Enzyme development and production are an important part of these activities. Protein research is conducted at facilities in Decatur where meat and dairy pilot plants support application research. Research to support sales and product development for bakery products is done at a laboratory in Olathe, Kansas. Additional research activities are conducted at the Decatur, Indiana feed research facility and at the British Arkady plant in Manchester, England.

               The amount spent during the three years ended June 30, 1994, 1993 and 1992 for such technical efforts were approximately $20.1, $14.8, and $14.6 million, respectively. In addition, the Company maintains separate quality control departments which are supervised by research personnel.

        (xii) Material effects of capital expenditures for environmental protection

               During 1994, $22 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

               There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

               The Company expects that expenditures for environmental facilities and programs will continue at approximately the present rate with no unusual amounts anticipated for the next two years.

        (xiii)          Number of employees

               The number of persons employed by the Company was 16,013 at June 30, 1994.
Item 1. BUSINESS--Continued

        (d)    Financial Information About Foreign and Domestic
           Operations and Export Sales

           The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in Note 9 to the audited financial statements included in the Company's 1994 Annual Report to Shareholders.

           Export sales by classes of products for the last three fiscal years were as follows:

                                       1994    1993   1992

           Oilseed products              5%      5%     5%
           Corn products                 6%       6      7
           Wheat and other milled
             products                     1       2      1
           Other products and services    -       1      1

                                        12%     14%    14%
8
            PAGE 9
Item 1. BUSINESS--Continued

        (e) Executive Officers

          Name                        Title                 Age

          Dwayne O. Andreas    Chairman of the Board of      76
                               Directors from 1972.
                               Chief Executive Officer

          James R. Randall     President from 1975.          69

          G. Allen Andreas     Vice President from 1988.     51
                               Counsel to the Executive
                               Committee from September 1994

          Michael D. Andreas   Vice Chairman of the Board    45
                               of Directors from October 1992.
                               Executive Vice President
                               from 1988.

          Martin L. Andreas    Senior Vice President from 1988.
55
                               Executive Assistant to the
                               Chief Executive.

          Charles P. Archer    Treasurer from October 1992.  38
                               Assistant Treasurer from 1988.

          Charles T. Bayless   Group Vice President from
                               January 1993.  Vice President 59
                               from 1992.  President of ADM
                               Processing Division since 1980.

          Dale F. Benson       Vice President from 1969.     68

          Howard G. Buffett    Vice President and Assistant  39
                               to the Chairman from 1992.
                               Chairman of Douglas County,
                               Nebraska Board of Commissioners
                               from 1988 to 1992.  President of
                               Buffett Farms Inc. since 1984.

          Howard E. Buoy       Group Vice President from     67
                               January 1993.  Vice President
                               of ADM Processing Division
                               from 1979.

          William H. Camp      Vice President from April 1993.45
                               Vice President of ADM Processing
                               Division from 1990 to 1993.
                               Various merchandising positions
                               from 1988 to 1990.
9
            PAGE 10
Item 1. BUSINESS--Continued

          Larry H. Cunningham  Vice President and President  50
                               of Protein Specialties
                               Division since July 1993.
                               Formerly President of
                               A. E. Staley Manufacturing Co.

          Thomas A. Duffield   Vice President from 1975.     69

          Edward A. Harjehausen     Vice President from October
43
                               1992.  Vice President of
                               ADM Corn Processing Division
                               from 1988.

          Burnell D Kraft      Group Vice President from     62
                               January 1993.  Vice President
                               from 1984.  President of
                               ADM/Growmark, Collingwood
                               Grain and Tabor Grain Co.
                               subsidiaries.

          Paul L. Krug, Jr.    Vice President from 1991 and  50
                               President of ADM Investor
                               Services.  Formerly a Vice
                               President of Continental Grain.

          Raymond V. Preiksaitis    Vice President - Management
41
                               Information Systems from 1988.

          John G. Reed         Vice President from 1982.     64
                               Chief Executive-Europe from
September 1994

          Richard P. Reising   Vice President, Secretary and 50
                               General Counsel from 1991.
                               Secretary and Assistant General
                               Counsel since 1988.

          John D. Rice         Vice President from April 1993.40
                               Vice President of ADM Processing
                               Division from 1992.  Various
                               merchandising positions from
                               1988 to 1992.

          Douglas J. Schmalz   Vice President, Controller and48
                               Chief Financial Officer from
1986.

Item 1. BUSINESS--Continued

          Mark E. Whitacre     Vice President from October   37
                               1992.  President of ADM Bio-
products Division from 1989.

          Terrance S. Wilson   Group Vice President from     56
                               January 1993.  Officer of
                               ADM Corn Processing Division
                               since 1988.

          Officers of the registrant are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

          Michael D. Andreas is the son of Dwayne O. Andreas. G. Allen Andreas and Martin L. Andreas are nephews of Dwayne O. Andreas. Lowell W. Andreas and Dwayne O. Andreas, directors of the registrant are brothers. Charles P. Archer is the son of S. M. Archer, Jr., a director of the registrant.
10
            PAGE 11
Item 2.   PROPERTIES

       (a) Processing Facilities

       The Company has one hundred sixty-three processing plants in the United States of which one hundred fifty-six are owned and the balance are leased. The Company also owns or has a 50% or greater ownership interest in fifty-four foreign processing plants. The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw material and demand for the finished products.

       The Company operates thirty-five domestic and seven foreign oilseed crushing plants with a daily processing capacity of approximately 73,000 tons. The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Canada, England, Germany and the Netherlands.

       The Company operates four wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 1,590,000 bushels. These plants and other related properties, including corn germ extraction and corn gluten pellet plants, are located in Illinois, Iowa, New York, North Dakota and Texas. The Company also has interests, through joint ventures, in corn milling plants in Mexico, Bulgaria, Hungary and Slovakia.

       The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, six Canadian flour mills and one Mexican flour mill with a total daily capacity of approximately 355,000 cwt. of flour. The Company also operates six corn flour mills, three rice mills, two milo mills, two pasta plants and four starch and gluten plants. These plants and other related properties are strategically located across North America in California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Canada and Mexico.

       The Company operates ten domestic oilseed refineries in Illinois, Indiana, Iowa, Georgia, Nebraska, Tennessee and Texas as well as five foreign refineries in Canada, Germany and the Netherlands. The Company produces packaged oils in Illinois, California and Germany and soy protein specialty products in Illinois, England, and the Netherlands. Lecithin products are produced in Illinois, Iowa, Nebraska, Germany and the Netherlands.
11
          PAGE 12
       The Company produces feed and food additives at seven bioproduct plants located in Illinois, North Carolina and Ireland. The Company also operates formula feed, animal health and nutrition and pet food plants in Arkansas, Georgia, Illinois, Iowa, Kansas, Kentucky, Michigan, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington, Wisconsin, Vermont, England and Ireland.

       The Company operates five North American barley malting plants located in Illinois, Minnesota, Wisconsin and Canada plus a cane sugar refinery in Louisiana.

        The Company operates various other food ingredient plants in Iowa, Kansas, Washington, England, France,
       Germany, Italy, Portugal and Spain.

(b)    Procurement Facilities

       The Company operates one hundred sixty-nine domestic terminal, country and river elevators covering the Midwest, West and South Central states, including one hundred-thirteen country elevators and fifty-six terminal and river loading facilities including three grain export elevators in Louisiana. Elevators are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 355,000,000 bushels. The Company also operates ten foreign grain elevators in Canada, Ireland and Germany. Thirteen cotton gins are located in Texas and serve the cottonseed crushing plants in that area.
12
          PAGE 13
Item 3.   LEGAL PROCEEDINGS

       In 1993, the State of Illinois Environmental Protection Agency brought administrative enforcement proceedings arising out of the Company's failure to obtain permits for certain pollution control equipment at certain of the Company's processing facilities in Illinois. The Company believes it has meritorious defenses. While the Company cannot reasonably estimate the amount of the sanctions which may be imposed in these matters, in management's opinion, they will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

       The Company is involved in approximately 20 administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRP's. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up at these sites cannot be reasonably estimated. However, in management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

       The Company from time to time, in the ordinary course of business, is named as a defendant in various lawsuits. In management's opinion, the gross liability from litigation, including environmental exposure, with or without insurance recoveries is not considered to be material to the Company's financial condition or results of operations.
13
          PAGE 14
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

       Common Stock Market Prices and Dividends on page 37 of the annual shareholders' report for the year ended June
       30, 1994 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

       Years 1990 through 1994 included in the Ten-Year Summary of Operating, Financial and Other Data on pages 38 and 39 of the annual shareholders' report for the year ended June 30, 1994 is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion of Operations and Financial
       Condition on pages 24 and 25 of the annual shareholders' report for the year ended June 30, 1994 is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1994 are incorporated herein by reference:

                                          Page(s) in the Annual
                                           Shareholders' Report

         Consolidated Financial Statements,
         Summary Significant Accounting Policies
         and Notes to Consolidated Financial
         Statements                           Pages 26 through
34

         Report of Independent Auditors       Page 35

         Quarterly Financial Data (Unaudited)     Page 36

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       None.
14

          PAGE 15
PART III


       The following items of Part III, included in the definitive proxy statement for 1994, are incorporated herein by reference:
                                               Page(s) in the
Definitive Proxy                                  Statement

Item 10.                                       DIRECTORS AND
EXECUTIVE OFFICERS OF THE                      Pages 2 through 6
        REGISTRANT                             Page 13
        Information with respect to executive officers is included in Item 1 (e) of this report.

Item 11.                                       EXECUTIVE
COMPENSATION                                   Pages 7 through
12

Item 12.                                       SECURITY
OWNERSHIP OF CERTAIN BENEFICIAL                Page 2
        OWNERS AND MANAGEMENT

Item 13.                                       CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS         Page 12
15

          PAGE 16
PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

        (a)(1)The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1994, are incorporated by reference in Item 8, and are also incorporated herein by reference:

              Consolidated balance sheets--June 30, 1994 and
1993

              Consolidated statements of earnings--Years ended
                June 30, 1994, 1993 and 1992

              Consolidated statements of shareholders' equity--
                Years ended June 30, 1994, 1993 and 1992

              Consolidated statements of cash flows--Years ended
                June 30, 1994, 1993 and 1992

              Notes to consolidated financial statements--June
30,
                1994

              Quarterly Financial Data (Unaudited)

       (a)(2)The following consolidated financial schedules of the registrant and its subsidiaries are included in this report:

                Schedule I--Marketable securities--other
                 investments ...................................
23

                Schedule V--Property, plant and equipment ......
24

                Schedule VI--Accumulated depreciation, depletion
                 and amortization of property, plant and
                 equipment .....................................
26

                Schedule IX--Short-term borrowings
..............     27

                Schedule X--Supplementary income statement
                 information
....................................                       28

            All other schedules are not applicable and therefore not included in this report.

            Financial statements of affiliates accounted for
            by the equity method have been omitted because
            they do not, considered individually, constitute significant subsidiaries.
16
          PAGE 17
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
       --Continued

       (a)(3) LIST OF EXHIBITS

            (3) Composite Certificate of Incorporation and
                Bylaws filed on November 7, 1986 as Exhibits
                3(a) and 3(b), respectively, to Post Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 33-6721, are incorporated herein by reference.

            (4) Instruments defining the rights of security
                holders, including:

                (i)  Indenture dated May 15, 1981, between
                     the registrant and Morgan Guaranty Trust
                     Company of New York, as Trustee
                     (incorporated by reference to Exhibit
                     4(b) to Amendment No. 1 to Registration
                     Statement No. 2-71862), relating to the
                     $250,000,000 - 7% Debentures due May 15,
                     2011;

                (ii) Indenture dated May 1, 1982, between the
                     registrant and Morgan Guaranty Trust
                     Company of New York, as Trustee
                     (incorporated by reference to Exhibit
                     4(c) to registration Statement No. 2-
                     77368), relating to the $400,000,000
                     Zero Coupon Debentures due May 1, 2002;

                (iii)Indenture dated as of March 1, 1984
                     between the registrant and Chemical
                     Bank, as Trustee (incorporated by
                     reference to Exhibit 4 to the
                     registrant's Current Report on Form 8-K
                     dated August 3, 1984 (File No. 1-44)),
                     as supplemented by the Supplemental
                     Indenture dated as of  January 9, 1986,
                     between the registrant and Chemical
                     Bank, as Trustee (incorporated by
                     reference to Exhibit 4 to the
                     registrant's Current Report on Form 8-K
                     dated January 9, 1986 (File No. 1-44)),
                     relating to the $100,000,000 - 10 1/4%
                     Debentures due January 15, 2006;

                (iv) Indenture dated June 1, 1986 between the
                     registrant and Chemical Bank, (as
                     successor to Manufacturers Hanover Trust
                     Company), as Trustee (incorporated by
                     reference to Exhibit 4(a) to
                     Registration Statement No. 33-6721), and
                     Supplemental Indenture dated as of
                     August 1, 1989 between the registrant
                     and Chemical Bank (as successor to
                     Manufacturers Hanover Trust Company), as
                     Trustee (incorporated by reference to
                     Exhibit 4(c) to Post-Effective Amendment
                     No. 3 to Registration Statement No. 33-
                     6721), relating to the $300,000,000  -
                     8 7/8%
17
          PAGE 18
Item 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K
        --Continued

                     Debentures due April 15, 2011, the
                     $300,000,000  -  8 3/8% Debentures due
                     April 15, 2017, the $300,000,000  -  8
                     1/8% Debentures due June 1, 2012, the
                     $250,000,000  -  6 1/4% Notes due May
                     15, 2003, and the $250,000,000  -  7
                     1/8% Debentures due  March 1, 2013.

                    Copies of constituent instruments
                     defining rights of holders of long-term
                     debt of the Company and Subsidiaries,
                     other than the Indentures specified
                     herein, are not filed herewith, pursuant to Instruction (b)(4) (iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the Commission, furnish to the Commission a copy of each such instrument.

           (10)Material Contracts--Copies of the Company's stock option plans and its savings and investment plans, pursuant to Instruction
                (10)(iii)(A) to Item 601 of Regulation S-K, are incorporated herein by reference as follows:

                (i) Registration Statement No. 2-91811 on Form
                     S-8 dated June 22, 1984 (definitive
                     Prospectus dated July 16, 1984) relating to the Archer Daniels Midland 1982
                     Incentive Stock Option Plan.

                (ii)Registration Statement No. 33-27331 on Form
                     S-8 dated February 27, 1989 relating to
                     the Archer Daniels Midland Company Savings and Investment Plan for Hourly Employees.

                (iii)     Registration Statement No. 33-49409
                     on Form S-8 dated March 15, 1993 relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan and Archer Daniels Midland Company Savings and Investment Plan.

            (13) Annual report to security holders

            (21) Subsidiaries of the registrant
18
          PAGE 19
Item 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K
        --Continued

            (23) Consent of independent auditors

            (24) Powers of attorney

            (27) Financial Data Schedule

        (b) Reports on Form 8-K

            A Form 8-K was not filed during the quarter ended
            June 30, 1994.
19
            PAGE 20
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 1994

                                          ARCHER-DANIELS-MIDLAND
COMPANY

                                   R. P. Reising
                                   Vice President, Secretary
                                   and General Counsel

                                   D. J. Schmalz
                                   Vice President, Controller
and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

     D. O. Andreas*, Chairman of the Board, Chief Executive and
     Director
                    (Principal Executive Officer)
     L. W. Andreas*, Director
     M. D. Andreas*, Director
     M. L. Andreas*, Director
     S. M. Archer, Jr.*, Director
     Ralph Bruce*, Director
     H. G. Buffett*, Director
      J. H. Daniels*, Director
     R. A. Goldberg*, Director
     H. D. Hale*, Director
     F. R. Johnson*, Director
     J. R. Randall*, Director
     Mrs. N. A. Rockefeller*, Director
     R. S. Strauss*, Director
     J. K. Vanier*, Director
     O. G. Webb*, Director


                                   R. P. Reising
                                   Attorney-in-Fact

*Powers of Attorney authorizing R. L. Erickson, R. P. Reising,
D. J. Schmalz and D. J. Smith and each of them, to sign the Form
10-K on behalf of the above-named officers and directors of the
Company are being filed with the
and Exchange Commission.
20
          PAGE 21

      SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                          June 30, 1994


           COL. A                      COL. B          COL. C         COL. D            COL. E

                                                                                  Amount at Which
                                     Number of                                     Each Portfolio
                                     Shares or                        Market     of Equity Security
                                  Units--Principal                   Value of     Issues and Each
                                     Amount of                      Each Issue     Other Security
     Name of Issuer                  Bonds and          Cost of     at Balance    Issue Carried in
and Title of Each Issue                Notes           Each Issue   Sheet Date   the Balance Sheet

                         (In thousands)
Marketable securities consist of:
 United States government obligations$1,258,024      $1,245,697    $1,244,524        $1,245,697
 Marketable equity securities
  ARCO Chemical Company               4,869,500         188,558       220,954           188,558
  Other                                                 544,832       586,451           544,832
 Other investments                                      199,542       202,267           199,542
                                                      _________     _________         _________
                                                     $2,178,629    $2,254,196        $2,178,629
                                                      =========     =========         =========


Marketable securities are classified
in the balance sheet as follows:
 Cash and cash equivalents                                                           $  268,497
 Marketable securities                                                                1,019,059
 Long-term marketable securities                                                        891,073
                                                                                      _________
                                                                                     $2,178,629
                                                                                      =========

21
          PAGE 22

            SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

        COL. A               COL. B           COL. C       COL. D          COL. E         COL. F
                           Balance at      Additions                Other Changes Add - Balance at
    Classification    Beginning of Period at Cost (1)   Retirements(Deduct)-Describe (2)End of Period

Year Ended June 30, 1994                              (In
Thousands)
 Land                     $   94,143        $  4,691      $  1,951        $  4,971      $  101,854
 Buildings                   907,625         107,654        10,593          25,131       1,029,817
 Machinery and equipment   4,622,590         353,163        45,770         143,648       5,073,631
 Construction in progress    377,317          66,013           -            12,399         455,729
                           _________         _______        ______         _______       _________
       TOTAL              $6,001,675        $531,521       $58,314        $186,149      $6,661,031
                           =========         =======        ======         =======       =========
Year Ended June 30, 1993
 Land                     $   89,141        $  7,861       $    96       $ (2,763)      $   94,143
 Buildings                   843,437          58,180         3,057           9,065         907,625
 Machinery and equipment   4,319,936         322,487        32,875          13,042       4,622,590
 Construction in progress    295,537          19,084           -            62,696         377,317
                           _________         _______        ______         _______       _________
       TOTAL              $5,548,051        $407,612       $36,028        $ 82,040      $6,001,675
                           =========         =======        ======         =======       =========
Year Ended June 30, 1992
 Land                     $   74,991        $  5,782       $   117        $  8,485      $   89,141
 Buildings                   700,565          98,557         4,133          48,448         843,437
 Machinery and equipment   3,669,515         490,171        50,395         210,645       4,319,936
 Construction in progress    386,858       (109,483)           -            18,162         295,537
                                                            ______         _______       _________
          TOTAL           $4,831,929        $485,027       $54,645        $285,740      $5,548,051
                           =========         =======        ======         =======       =========

See notes on following page.

22
            PAGE 23
NOTES TO SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

June 30, 1994

(1)  Additions consist principally of:

     1994--Bioproduct facility and expansions at Decatur, Illinois, and Southport, North Carolina. Corn processing expansions at Cedar Rapids and Clinton, Iowa, Decatur and Peoria, Illinois and Walhalla, North Dakota. Flour milling facility at Beech Grove, Indiana. Rice processing expansion at Weiner, Arkansas. Transportation equipment consisting primarily of railroad cars.

     1993--Bioproduct facility and expansions at Decatur, Illinois, Southport, North Carolina and Ringaskiddy, Ireland. Corn processing expansions at Cedar Rapids and Clinton, Iowa and Decatur and Peoria, Illinois. Flour milling facility at Beech Grove, Indiana. Transportation equipment consisting primarily of railroad cars and barges.

     1992--Bioproduct facility and expansion, antibiotic plant, expansions in corn processing, sorbitol and soy protein isolate at Decatur, Illinois. Soy protein concentrate plant, second gas turbine system and oil refinery at Europoort, Netherlands. Corn processing and cogeneration expansions at Cedar Rapids, Iowa. Citric acid expansion and cogeneration plant at Southport, North Carolina. Corn processing expansion and oil refinery at Clinton, Iowa. Softseed extraction plant at Erith, England. Cogeneration facility at Spyck, Germany. Oil refinery at Frankfort, Indiana. Transportation equipment consisting primarily of railroad cars.

(2)Other changes relate to assets of acquired companies and changes due to foreign currency translation.

(3)The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives:

     Buildings                          10 to 50 years
     Machinery and equipment             3 to 20 years
23

               PAGE 24

      SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                          AMORTIZATION
                OF PROPERTY, PLANT AND EQUIPMENT
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

          COL. A            COL. B          COL. C          COL. D         COL. E         COL. F

                          Balance at      Additions                    Other Changes    Balance at
                          Beginning    Charged to Costs                 Add (Deduct)      End of
       Description        of Period      and Expenses   Retirements     Describe (1)      Period

                         (In thousands)
Year ended June 30, 1994:
 Buildings               $  358,330       $ 42,547        $ 3,826        $ 3,827      $  400,878
 Machinery and equipment  2,428,511        312,472         37,330         17,925       2,721,578
                          _________        _______         ______        _______       _________
            TOTAL        $2,786,841       $355,019        $41,156        $21,752      $3,122,456
                          =========        =======         ======        =======       =========
Year ended June 30, 1993:
 Buildings               $  319,341       $ 39,013        $ 1,370       $  1,346      $  358,330
 Machinery and equipment  2,168,614        290,092         21,446        (8,749)       2,428,511
                          _________        _______         ______        _______       _________
            TOTAL        $2,487,955       $329,105        $22,816      $ (7,403)      $2,786,841
                          =========        =======         ======        =======       =========

Year ended June 30, 1992:
 Buildings               $  287,249       $ 33,104        $ 2,499       $  1,487      $  319,341
 Machinery and equipment  1,849,055        261,181         41,894        100,272       2,168,614
                          _________        _______         ______        _______       _________
            TOTAL        $2,136,304       $294,285        $44,393       $101,759      $2,487,955
                          =========        =======         ======        =======       =========

(1) Other changes relate to accumulated depreciation of acquired companies and changes due to foreign currency translation.

24
            PAGE 25

               SCHEDULE IX--SHORT-TERM BORROWINGS
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

             COL. A         COL. B           COL. C        COL. D.          COL. E         COL.
F

                                                           Maximum        Average        Weighted
                                           Weighted         Amount         Amount        Average
                                           Average       Outstanding    Outstanding   Interest Rate
   Category of Aggregate  Balance at       Interest       During the     During the     During the
Short-Term Borrowings   End of Period        Rate         Period (1)     Period (2)     Period (3)

Year ended June 30, 1994:
 Commercial paper holders     None             -        $181,500,000    $29,381,000        3.32%
 Banks                        None             -          72,275,000     55,857,000        3.85%
 Other financial institutions None             -               -0-            -0-            - %

Year ended June 30, 1993:
 Commercial paper holders     None             -        $135,000,000    $13,070,000        3.24%
 Banks                        None             -          69,700,000     54,769,000        3.87%
 Other financial institutions None             -               -0-            -0-            - %

Year ended June 30, 1992:
 Commercial paper holders     None             -        $140,000,000    $ 7,432,000        4.36%
 Banks                        None             -          50,000,000     60,372,000        5.54%
 Other financial institutions None             -               -0-            -0-            - %


(1) Represents maximum aggregate short-term borrowings outstanding during the period without regard to category.

(2) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual short-term interest expense by average short-term debt outstanding.

25
               PAGE 26

     SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES


                      COL. A                    COL. B
                                           Charged to Costs
                       Item                  and Expenses


                                          Year Ended June 30
                                        1994     1993     1992
                                       ________ ________
________
                                            (In thousands)

Maintenance and repairs              $299,519 $273,572 $251,820


Amounts for other items are not presented as such amounts are each less than 1% of total sales and other operating income.

26