Form 10-Q
period 1994-09-30
ARCHER DANIELS MIDLAND CO
filed 1994-11-14
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

         Common Stock, no par value--343,920,070 shares
                      (September 30, 1994)
1
      PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                          1994            1993

________________________
                                         (In thousands, except
                                           per share amounts)
Net sales and other operating income    $3,015,22    $2,613,62
                                                3            8
Cost of products sold and other
operating
  costs                                 2,670,404    2,390,491
                                        _________    _________

     Gross Profit                         344,819      223,137

Selling, general and administrative       100,309       83,245
expenses
                                        _________    _________

     Earnings From Operations             244,510      139,892

Other income (expense)                  (15,556)    (14,999)
                                        _________    _________

     Earnings Before Income Taxes              228,954      124,893

Income taxes                               74,410       55,830
                                        _________    _________

     Net Earnings                                     $            $
                                          154,544       69,063
                                        =========    =========


Average number of shares outstanding      515,556      529,142

Net earnings per common share                $.30         $.13

Dividends per common share                  $.016        $.015



See notes to consolidated financial statements.
2
       PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         SEPTEMBER 30, JUNE 30,
                                            1994          1994

                                             (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents             $  310,553    $
                                                     316,394
  Marketable securities                 1,289,852    1,019,059
  Receivables                           1,070,345    1,041,769
  Inventories                           1,322,042    1,422,147
  Prepaid expenses                      132,496      111,426
                                        _________    _________

     Total Current Assets               4,125,288    3,910,795



Investments and Other Assets
  Investments in and advances to        316,170      297,147
affiliates
  Long-term marketable securities       1,116,595    891,073
  Other assets                          108,582      109,263
                                        _________    _________

                                        1,541,347    1,297,483


Property, Plant and Equipment
   Land                                 103,286      101,854
   Buildings                            1,049,163    1,029,817
   Machinery and equipment              5,166,161    5,073,631
   Construction in progress             506,184      455,729
   Less allowances for depreciation     (3,223,704    (3,122,45
                                       )             6)
                                        _________    _________

                                        3,601,090    3,538,575
                                        _________    _________

                                        $9,267,725    $8,746,85
                                                     3
                                        =========    =========

See notes to consolidated financial statements.
3
      PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           SEPTEMBER 30,JUNE 30,
                                              1994       1994

                                             (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                       $   76,287  $     -
  Accounts payable                         757,260     690,824
  Accrued expenses                         455,097     412,438
  Current maturities of long-term debt      20,384      23,716
                                          _________    ________

  Total Current Liabilities              1,309,028   1,126,978


Long-Term Debt                            2,015,499   2,021,417

Deferred Credits
  Income taxes                             488,309     432,396
  Other                                    120,951     120,641
                                         _________   _________

                                            609,260     553,037

Shareholders' Equity
  Common stock                           3,424,611   3,415,955
  Reinvested earnings                    1,909,327   1,629,466
                                          _________   _________

                                          5,333,938   5,045,421
                                          _________   _________

                                         $9,267,725  $8,746,853
                                          =========   =========


See notes to consolidated financial statements.
4
       PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             1994          1993
                                            ______________________
                                                (In thousands)
Operating Activities
 Net earnings                           $  154,544  $   69,063
 Adjustments to reconcile to net cash
  provided by operations
     Depreciation and amortization          95,069      84,541
     Deferred income taxes                   3,501      13,251
     Amortization of long-term debt discount 5,297       4,636
     Other                                   9,872         290
     Changes in operating assets and liabilities
       Receivables                        (28,580)    (62,399)
       Inventories                         100,104     184,958
       Prepaid expenses                   (21,070)    (20,462)
       Accounts payable and accrued expenses109,103     38,048
                                            _______     _______
       Total Operating Activities          427,840     311,926

Investing Activities
 Purchases of property, plant and equipment(146,352) (116,057)
 Business acquisitions                        -       (62,222)
 Investments in and advances to affiliates(20,819)       9,296
 Purchases of marketable securities      (778,761)   (935,902)
 Proceeds from sales of marketable securities462,376 1,014,373
                                           _______     _______
       Total Investing Activities        (483,556)    (90,512)

Financing Activities
 Long-term debt borrowings                    -          3,348
 Long-term debt payments                  (17,986)     (5,764)
 Net borrowings under line of credit agreements76,287   61,617
 Purchases of treasury stock                   (1)   (204,251)
 Cash dividends and other                  (8,425)     (8,509)
                                            _______     _______
       Total Financing Activities           49,875   (153,559)
                                            _______     _______

 Increase (Decrease) In Cash and Cash Equivalents(5,841)67,855
Cash and Cash Equivalents Beginning of Period316,394    386,483
                                            _______     _______
 Cash and Cash Equivalents End of Period   310,553   $ 454,338
                                            =======     =======

See notes to consolidated financial statements.
5
      PAGE 6
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Note 2.   Inventories

       Inventories, consisting primarily of merchandisable agricultural commodities and related value-added products, are carried at cost, which is not in excess of market prices. Inventory cost methods include the last-in, first-out (LIFO) method, the first-in, first-out
       (FIFO) method and the hedging procedure method. The hedging procedure method approximates FIFO cost.

       The Company follows a policy of hedging substantially all inventory and related purchase and sale contracts. In addition, the Company from time to time will hedge anticipated production, generally not exceeding six months requirements. These hedges are made to reduce price risk of market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statement when the product is sold.

Note 3.   Other Income (Expense)

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                             1994         1993
                                           ____________________
                                              (In thousands)

          Investment income                $ 32,262   $ 26,938
          Interest expense                 (42,769)   (43,401)
          Gain (loss) on marketable
            securities transactions         (4,824)      1,270
          Other, including equity in earnings
            of affiliates                     (225)        194
                                            ______     ______

                                          $(15,556)  $(14,999)
                                             ======     ======

Note 4.                              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid September 19, 1994 and the 50 percent stock dividend in the form of a three-for-two stock split declared October 20, 1994 and payable December 5, 1994.

Note 5.                           Accounting Change

       Effective July 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting Statement 115 increased the opening balance of shareholders' equity by $51 million (net of $25 million in deferred income taxes) to reflect the net unrealized gain on marketable securities classified as available-for-sale which were previously carried at cost.

6
      PAGE 7
             ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITIONS


The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as: weather; plantings; government (domestic and foreign) farm programs and policies; changes in global demand created by population growth and higher standards of living; and global production of similar and competitive crops. Generally, changes in the price of agricultural commodities can be passed through to the price of processed products. Ethanol is one of a limited few of the Company's processed products which must be priced to compete with products produced from other raw materials. The Company follows a policy of hedging substantially all inventory and related purchase and sale contracts. In addition, the Company from time to time will hedge anticipated production, generally not exceeding six months requirements. These hedges are made to reduce price risk of market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statement when the product is sold.

OPERATIONS

Net sales and other operating income increased to $3 billion in the quarter from $2.6 billion last year due primarily to a 6 percent increase in average selling prices and a 10 percent increase in the volume of products sold, including sales attributable to recently acquired operations. A summary of net sales and other operating income by classes of products and services is as follows:

                                        THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                         1994       1993

                                          (In millions)
   Oilseed products                   $ 1,497    $ 1,431
   Corn products                          783        666
   Wheat and other milled products        353        299
   Other products                         382        218
                                         _____     _____
                                      $ 3,015    $ 2,614
                                         =====     =====

7
      PAGE 8
Sales of oilseed products increased 5 percent due primarily to increased volume, and to a lesser extent price increases, as good domestic demand for meal products and strong export demand for vegetable oils contributed to favorable oilseed processing market conditions. Sales of corn products increased 18 percent due primarily to increased selling prices as strong soft drink demand resulted in increased demand for sweetener products and average selling prices of ethanol increased due to increased demand and the rising price of gasoline. The increase in sales of wheat and other milled products and the increase in sales of other products results primarily from sales of recently acquired operations.

Cost of products sold increased to $2.7 billion in the quarter from $2.4 billion last year due principally to the increased volume of products sold, including costs of recently acquired operations.

The combined effect in the first quarter of fiscal 1995 of the higher selling prices and increased volume of products sold resulted in an increase in gross profit to $345 million from $223 million last year. Fiscal 1994 gross profit included the negative impact of the widespread Midwest flooding on procuring, transporting and merchandising operations. We estimate that higher corn costs of about $10 million could not be passed on to ethanol buyers and costs of approximately $40 million were incurred in the first quarter of fiscal 1994 due to transportation and plant operation interruptions.

Selling, general and administrative expenses increased $17 million to $100 million due primarily to $15 million of expense attributable to recently acquired operations.

Other income (expense) for the quarter was comparable to the same quarter a year ago as increased investment income due to higher interest rates were offset by losses on marketable securities transactions.

Income taxes for the quarter increased due to higher pretax earnings. The Company's effective income tax rate for the quarter was 33 percent compared to 45 percent last year. Excluding the effect of the $14 million non-recurring income tax charge due to the increase in the statutory federal income tax rate to 35 percent in the first quarter of fiscal 1994, the effective tax rate in the first quarter of last year would have been 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1994, the Company's liquidity continued to improve as cash and marketable securities net of short-term debt increased $414 million to $2.6 billion and working capital increased $32 million to $2.8 billion. Capital resources were strengthened as shown by the $289 million increase in net worth to $5.3 billion. The Company's ratio of long-term liabilities to total capital at September 30, 1994 was approximately 25 percent.


8
      PAGE 9




PART II - OTHER INFORMATION


         Item 2. Changes in Securities

                 a) In July, 1994 the Board of Directors
                    declared a 5 percent stock dividend which was paid on September 19, 1994, to shareholders of record on August 22, 1994.

                 b) In October, 1994 the Board of Directors
                    declared a 50 percent stock dividend in the form of a three-for-two stock split payable December 5, 1994 to shareholders of record November 4, 1994.

         Item 6. Exhibits and Reports on Form 8-K

                 a) A Form 8-K was not filed during the quarter
                    ended September 30, 1994.



                           SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARCHER-DANIELS-MIDLAND COMPANY


                              /s/ D. J. Schmalz
                              D. J. Schmalz
                              Vice President
                              and Chief Financial Officer


                              /s/ R. P. Reising
                              R. P. Reising
                              Vice President, Secretary and
                              General Counsel


Dated:  November 14, 1994

9