Form 10-Q/A
period 1994-09-30
ARCHER DANIELS MIDLAND CO
filed 1994-12-22
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q/A

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


Dated:  December 22, 1994

2

           PAGE 3

                     EXHIBIT INDEX



                                                  FORM OF
EXHIBIT NO.                  EXHIBIT
FILING



   27                  Financial Data Schedule
Electronic
Transmission


3