Form 10-Q
period 1994-12-31
ARCHER DANIELS MIDLAND CO
filed 1995-02-13
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

         Common Stock, no par value--516,028,960 shares
                       (December 31, 1994)
1
         PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                           1994         1993
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income    $3,221,804   $2,821,561
Cost of products sold and other
operating
  costs                                 2,744,179    2,499,224
                                        _________    _________

     Gross Profit                       477,625      322,337

Selling, general and administrative     122,094      90,793
expenses
                                        _________    _________

     Earnings From Operations           355,531      231,544

Other income (expense)                  (29,459)     (9,131)
                                        _________    _________

     Earnings Before Income Taxes       326,072      222,413

Income taxes                            105,974      76,354
                                        _________    _________

     Net Earnings                       $  220,098   $  146,059
                                        =========    =========



Average number of shares outstanding    516,058      520,381

Net earnings per common share           $.43         $.28

Dividends per common share              $.025        $.016


See notes to consolidated financial statements.
2
           PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                             SIX MONTHS ENDED
                                               DECEMBER 31,
                                             1994         1993
                                          ----------------------
                                          (In thousands, except
                                             per share amounts)
Net sales and other operating income      $6,237,02    $5,435,18
                                          7            9
Cost of products sold and other
  operating costs                         5,414,583    4,889,715
                                          _________    _________

     Gross Profit                         822,444      545,474

Selling, general and administrative       222,403      174,038
expenses
                                          _________    _________

     Earnings From Operations             600,041      371,436

Other income (expense)                    (45,015)     (24,130)
                                          _________    _________

    Earnings Before Income Taxes          555,026      347,306

Income taxes                              180,384      132,184
                                          _________    _________
     Net Earnings                         $            $
                                          374,642      215,122
                                          =========    =========


Average number of shares outstanding      515,807      524,714

Net earnings per common share             $.73         $.41

Dividends per common share                $.041        $.031


See notes to consolidated financial statements.
3
           PAGE 4

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          DECEMBER 31, JUNE 30,
                                             1994       1994
                                        -----------------------
                                             (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents                       $          $
                                            278,403    316,394
  Marketable securities                     882,416   1,019,05
                                                             9
  Receivables                              1,042,537   1,041,76
                                                             9
  Inventories                              1,881,413   1,422,14
                                                             7
  Prepaid expenses                          126,490    111,426
                                           _________   ________
                                                             _

     Total Current Assets                  4,211,259   3,910,79
                                                             5


Investments and Other Assets
  Investments in and advances to            463,144    297,147
affiliates
  Long-term marketable securities          1,271,813    891,073
  Other assets                               72,993    109,263
                                           _________   ________
                                                             _

                                           1,807,950   1,297,48
                                                             3

Property, Plant and Equipment
   Land                                     104,363    101,854
   Buildings                               1,043,478   1,029,81
                                                             7
   Machinery and equipment                 5,228,667   5,073,63
                                                             1
   Construction in progress                 518,368    455,729
   Less allowances for depreciation        (3,289,09  (3,122,45
                                              3)         6)
                                           _________   ________
                                                             _

                                           3,605,783   3,538,57
                                                             5
                                           _________   ________
                                                             _

                                           $9,624,99   $8,746,8
                                                  2         53
                                           =========   ========
                                                            ==



See notes to consolidated financial statements.
4
           PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                           DECEMBER 31,  JUNE 30,
                                             1994         1994
                                        --------------------------
                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                       $  78,844   $      -
  Accounts payable                         955,913     690,824
  Accrued expenses                         427,609     412,438
  Current maturities of long-term debt      17,128      23,716
                                        __________   _________

      Total Current Liabilities          1,479,494   1,126,978


Long-Term Debt                            2,036,804   2,021,417


Deferred Credits
  Income taxes                             501,310     432,396
  Other                                    118,337     120,641
                                         _________   _________

                                           619,647     553,037

Shareholders' Equity
  Common stock                           3,426,524   3,415,955
  Reinvested earnings                    2,062,523   1,629,466
                                         _________   _________

                                         5,489,047   5,045,421

                                         _________   _________

                                       $ 9,624,992  $8,746,853
                                         =========   =========

See notes to consolidated financial statements.
5
           PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               SIX MONTHS ENDED
                                                DECEMBER 31,
                                               1994      1993
                                         --------------------------
                                                    (In
thousands)
Operating Activities
 Net earnings                             $374,642$   215,122
 Adjustments to reconcile to net cash
   provided by operations
     Depreciation and amortization          191,975    171,050
     Deferred income taxes                   13,774     28,210
     Amortization of long-term debt discount 10,830      9,480
     Other                                   18,212   (11,473)
     Changes in operating assets and liabilities
        Receivables                        (4,733)    (9,290)
        Inventories                      (453,444)  (540,325)
        Prepaid expenses                  (15,366)    (4,684)
        Accounts payable and accrued expenses272,362  303,121
                                         _________  _________
       Total Operating Activities          408,252    161,211

Investing Activities
 Purchases of property, plant and equipment(318,608)(232,626)
 Business acquisitions                    (11,000)   (63,550)
 Investments in and advances to affiliates(91,478)      5,578
 Purchases of marketable securities    (1,346,294)(1,337,594)
 Proceeds from sales of marketable securities1,271,3501,685,157
                                         _________  _________
       Total Investing Activities        (496,030)     56,965

Financing Activities
 Long-term debt borrowings                  18,465      5,155
 Long-term debt payments                  (22,820)   (53,703)
 Net borrowings under line of credit agreements78,844  73,638
 Purchases of treasury stock               (3,928)  (355,223)
 Cash dividends and other                 (20,774)   (16,753)
                                         _________  _________
       Total Financing Activities           49,787  (346,886)
                                         _________  _________

 Decrease In Cash and Cash Equivalents    (37,991)  (128,710)
Cash and Cash Equivalents Beginning of Period316,394   386,483
                                          _________  _________
  Cash and Cash Equivalents End of Period$  278,403 $  257,773
                                          =========  =========

See notes to consolidated financial statements.
6
            PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

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

       The Company follows a policy of hedging substantially all inventory and related purchase and sale contracts. In addition, the Company from time to time will hedge anticipated production, generally not exceeding six months requirements. These hedges are made to reduce price risk of market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statement when the product is sold.
7
            PAGE 8
Note 3.                      Other Income (Expense)


                            THREE MONTHS ENDED SIX MONTHS ENDED
                              DECEMBER 31,       DECEMBER 31,
                            1994        1993   1994       1993
                          -------------------------------------
                             (In thousands)    (In thousands)
 Investment income        $ 29,674  $ 27,396$ 61,936 $ 54,334
 Interest expense         (43,723)  (42,821)(86,492) (86,222)
 Gain (loss) on marketable
 securities transactions   (7,117)       334(11,941)    1,604
 Other, including equity in
 earnings of affiliates    (8,293)     5,960 (8,518)    6,154
                            _______   _______  _______ _______
                          $(29,459) $ (9,131)$(45,015)$(24,130)
                            =======   =======  ======= =======

Note 4.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 19, 1994 and for the 50 percent stock dividend in the form of a three-for-two stock split paid December 5, 1994.

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

8
           PAGE 9
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

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

OPERATIONS

Net sales and other operating income increased $400 million to $3.2 billion for the quarter and increased $802 million to $6.2 billion for the six months. Approximately $319 million of the increase for the quarter and $592 million of the increase for the six months are due to volume increases, including sales attributable to recently acquired operations. The remaining increase is attributable to average selling price increases of approximately 3 percent for the quarter and 4 percent for the six months. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS        SIX MONTHS
                                  ENDED              ENDED
                              DECEMBER 31,       DECEMBER 31,
                             1994      1993     1994     1993
                             _______________    ______________
                             ___                ___
                              (In millions)      (In millions)
 Oilseed products            $ 1,922  $         $       $
                                      1,680     3,599   3,272
 Corn products               607      561       1,282   1,110
 Wheat and other milled      360      373       713     672
 products
 Other products              333      208       643     381
                             ______   ______    ______  ______
                             $ 3,222  $         $       $
                                      2,822     6,237   5,435
                             ======   ======    ======  ======

9
           PAGE 10

Sales of oilseed products increased 14 percent for the quarter and 10 percent for the six months due primarily to increased volume as strong export demand for vegetable oils and good domestic demand for meal products contributed to favorable oilseed processing market conditions. Sales of corn products increased 8 percent for the quarter and 16 percent for the six months due primarily to increased average selling prices resulting from strong demand from the food and beverage industry for sweetener products and increased demand for ethanol. The increase in sales of wheat and other milled products for the six months resulted primarily from sales attributable to recently acquired wheat flour operations, partially offset by the Company's second quarter contribution of its rice milling operations to a joint venture. The increases in sales of other products for both the quarter and six months are due primarily from sales attributable to recently acquired feed operations.

Cost of products sold increased $245 million to $2.7 billion for the quarter and increased $525 million to $5.4 billion for the six months due principally to the increased volume of products sold, including costs of recently acquired operations. These volume related increases were partially offset in both the quarter and six months by an approximate 2 percent decline for the quarter and 1 percent decline for the six months in average raw material commodity prices.

The combined effect of increased sales volumes, higher average selling prices and lower raw material commodity prices resulted in gross profits increasing $155 million to $478 million for the quarter and increasing $277 million to $822 million for the six months. Approximately $120 million of the increase for the quarter and $220 million of the increase for the six months can be attributed to improved gross profits resulting from the net price effect of higher average selling prices and lower raw material commodity prices. The remaining increase is due to
sales volume increases.    Fiscal 1994 gross profit included the
negative impact of the widespread Midwest flooding on procuring, transporting, and merchandising operations. We estimate that costs of approximately $40 million were incurred in the first quarter of fiscal 1994 due to transportation and plant operation interruptions.

Selling, general and administrative expenses increased 34 percent to $122 million for the quarter and increased 28 percent to $222 million for the six months due principally to $11 million and $26 million, respectively, of expenses attributable to recently acquired operations and to general cost increases, including increased bad debt, advertising and charitable contribution expense.

The decrease in other income (expense) for the quarter and six months resulted primarily from decreased equity in earnings of non-consolidated affiliates and losses on marketable securities transactions. These decreases were partially offset by increased investment income due to higher interest rates.

Income taxes for the quarter and six months increased due to higher pretax earnings. The Company's effective income tax rate of 33 percent for both the quarter and six months compares to rates of 34 and 38 percent for the comparable periods of a year ago. Excluding the effect of the $14 million non-recurring income tax charge due to the increase in the statutory federal income tax rate to 35 percent in the first quarter of fiscal 1994, the effective tax rate for last year's six month period would have been 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1994, the Company's liquidity continued to improve as cash and marketable securities net of short-term debt increased $127 million to $2.4 billion and its capital resources were strengthened by a $444 million increase in net worth to $5.5 billion. The Company's ratio of long-term liabilities to total capital at December 31, 1994 was approximately 25 percent.

10
           PAGE 11
PART II - OTHER INFORMATION


         Item 4.   Submission of matters to a vote of Security
         Holders:

                The information required in response to this
                item is contained in the Company's proxy statement dated September 14, 1994 previously filed with the Commission and is incorporated herein by reference.

                Proxies for the Annual Meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected.

         Item 6.   Exhibits and Reports on Form 8-K

               a)Notice of annual meeting and proxy statement
                  dated September 14, 1994 incorporated as an exhibit herein by reference.

               b)A Form 8-K was not filed during the quarter
                  ended December 31, 1994.



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



Dated:  February 13, 1995

11