Form 10-Q
period 1995-03-31
ARCHER DANIELS MIDLAND CO
filed 1995-05-12
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

         Common Stock, no par value--516,072,234 shares
                        (March 31, 1995)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                             1995        1994

                                          (In thousands, except
                                            per share amounts)

Net sales and other operating income      $3,299,66    $3,010,0
                                                  2          01

Cost of products sold and other           2,874,149    2,724,34
operating costs                                               3
                                          _________    ________
                                                              _

     Gross Profit                           425,513     285,658

Selling, general and administrative          98,726      92,548
expenses
                                          _________    ________
                                                              _

     Earnings From Operations               326,787     193,110

Other income (expense)                     (30,270)       5,260
                                          _________    ________
                                                              _

     Earnings Before Income Taxes           296,517     198,370

Income taxes                                100,816      67,101
                                          _________    ________
                                                              _

     Net Earnings                                 $           $
                                            195,701     131,269
                                          =========    ========
                                                              =


Average number of shares outstanding        516,143     514,876

Net earnings per common share                  $.38       $ .25

Dividends per common share                    $.025       $.016

See notes to consolidated financial statements.
2
          PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                            NINE MONTHS ENDED
                                                MARCH 31,
                                              1995       1994

                                           (In thousands, except
                                             per share amounts)
Net sales and other operating income       $9,536,6    $8,445,1
                                                 89          90

Cost of products sold and other            8,288,73    7,614,05
operating costs                                   2           8
                                           ________    ________
                                                  _           _

     Gross Profit                          1,247,95     831,132
                                                  7

Selling, general and administrative         321,129     266,586
expenses
                                           ________    ________
                                                  _           _

     Earnings From Operations               926,828     564,546

Other income (expense)                     (75,285)    (18,870)
                                           ________    ________
                                                  _           _

     Earnings Before Income Taxes           851,543     545,676

Income taxes                                281,200     199,285
                                           ________    ________
                                                  _           _

     Net Earnings                                 $           $
                                            570,343     346,391
                                           ========    ========
                                                  =           =


Average number of shares outstanding        515,917     521,779

Net earnings per common share                 $1.11        $.66

Dividends per common share                    $.066       $.047

See notes to consolidated financial statements.
3
          PAGE 4
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         MARCH 31,      JUNE 30,
                                            1995          1994

                                              (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents              $  457,410           $
                                                        316,394
  Marketable securities                     634,778   1,019,059
  Receivables                             1,100,735   1,041,769
  Inventories                             1,768,800   1,422,147
  Prepaid expenses                          115,786     111,426
                                          _________   _________

     Total Current Assets                 4,077,509   3,910,795


Investments and Other Assets
  Investments in and advances to            497,434     297,147
affiliates
  Long-term marketable securities         1,574,286     891,073
  Other assets                               71,627     109,263
                                          _________   _________

                                          2,143,347   1,297,483

Property, Plant and Equipment
   Land                                     108,163     101,854
   Buildings                              1,064,825   1,029,817
   Machinery and equipment                5,369,088   5,073,631
   Construction in progress                 596,726     455,729
   Less allowance for depreciation      (3,419,804)   (3,122,456)
                                          _________   _________

                                          3,718,998   3,538,575
                                          _________   _________

                                         $9,939,854   $8,746,85
                                                              3
                                          =========   =========

See notes to consolidated financial statements.
4
          PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           MARCH 31,     JUNE 30,
                                             1995         1994
                                        _________________________
                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                       $  111,020   $    -
  Accounts payable                         734,625     690,824
  Accrued expenses                         553,840     412,438
  Current maturities of long-term debt      17,146      23,716
                                         _________    ________

  Total Current Liabilities              1,416,631   1,126,978


Long-Term Debt                            2,058,834   2,021,417


Deferred Credits
  Income taxes                             535,584     432,396
  Others                                   120,882     120,641
                                         _________   _________

                                            656,466     553,037
Shareholders' Equity
  Common stock                           3,427,218   3,415,955
  Reinvested earnings                    2,380,705   1,629,466
                                         _________   _________

                                         5,807,923   5,045,421

                                         _________   _________

                                        $9,939,854  $8,746,853
                                         =========   =========

See notes to consolidated financial statements.
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              NINE MONTHS ENDED
                                                  MARCH 31,
                                               1995       1994

                                                (In thousands)
Operating Activities
 Net earnings                           $  570,343 $  346,391
 Adjustments to reconcile to net cash provided
   by operations
     Depreciation and amortization          289,951    261,272
     Deferred income taxes                   22,932     30,785
     Amortization of long-term debt discount 16,278     14,436
     Other                                   42,068   (32,375)
     Changes in operating assets and liabilities
        Receivables                       (62,930)   (31,001)
        Inventories                      (340,832)  (523,844)
        Prepaid expenses                   (4,663)   (27,276)
        Accounts payable, accrued expenses 177,304    193,558
                                         _________  _________
       Total Operating Activities          710,451    231,946

Investing Activities
 Purchases of property, plant and equipment(451,108)(354,545)
 Business acquisitions                    (50,097)  (218,370)
 Investments in and advances to affiliates(102,078)     5,806
 Purchases of marketable securities    (1,749,708)(1,573,776)
 Proceeds from sales of marketable securities1,723,4212,112,661
                                         _________  _________
       Total Investing Activities        (629,570)   (28,224)

Financing Activities
 Long-term debt borrowings                  20,922     11,715
 Long-term debt payments                  (29,553)   (62,372)
 Net borrowings under line of credit agreements111,020 64,247
 Purchases of treasury stock               (9,207)  (355,225)
 Cash dividends and other                 (33,047)   (24,663)
                                         _________  _________
       Total Financing Activities           60,135  (366,298)
                                         _________  _________

 Increase (Decrease) In Cash and Cash Equivalents141,016(162,5
 76)
Cash and Cash Equivalents Beginning of Period316,394   386,483
                                          _________  _________
  Cash and Cash Equivalents End of Period$  457,410 $  223,907
                                          =========  =========

See notes to consolidated financial statements.
6
          PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

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

Note 3.                      Other Income (Expense)

                          THREE MONTHS ENDEDNINE MONTHS ENDED
                               MARCH 31,          MARCH 31,
                             1995       1994   1995      1994
                         _____________________________________
                            (In thousands)     (In thousands)
 Investment income        $ 37,933  $ 23,511$  99,869$  77,845
 Interest expense         (43,594)  (45,568)(130,086)(131,790)
 Gain (loss) on marketable
 securities transactions  (17,702)    19,862(29,643)   21,466
 Other, including equity in
 earnings of affiliates    (6,907)     7,455(15,425)   13,609
                            ______    ______  ______   ______

                           $(30,270)  $  5,260$ (75,285)$  (18,8
70)
                             ======    ======  ======   ======

Note 4.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid September 19, 1994 and for the 50 percent stock dividend in the form of a three-for-two stock split paid December 5, 1994.

Note 5.Accounting Change

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

OPERATIONS

Net sales and other operating income increased $290 million to $3.3 billion for the quarter and increased $1.1 billion to $9.5 billion for the nine months. Substantially all of the increase for the quarter and $865 million of the increase for the nine months are due to volume increases, including sales attributable to recently acquired operations. The remaining increase for the nine months is attributable to average selling price increases of approximately 3 percent. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS        NINE MONTHS
                                  ENDED              ENDED
                                MARCH 31,          MARCH 31,
                             1995      1994     1995     1994
                             _______________    ______________
                             ___                ___
                              (In millions)      (In millions)
 Oilseed products            $ 2,107  $         $       $
                                      1,742     5,706   5,014
 Corn products               568      568       1,850   1,678
 Wheat and other milled      340      381       1,053   1,053
 products
 Other products              285      319       928     700
                             ______   ______    ______  ______
                             $ 3,300  $         $       $
                                      3,010     9,537   8,445
                             ======   ======    ======  ======

8
          PAGE 9
Sales of oilseed products increased 21 percent for the quarter and 14 percent for the nine months due primarily to increased volume as strong export demand for vegetable oils and good domestic demand for meal products contributed to favorable oilseed processing market conditions. Sales of corn products increased 10 percent for the nine months due primarily to increased average selling prices resulting from strong demand from the food and beverage industry for sweetener products and an increased demand for ethanol. Sales of corn products for the quarter were at levels comparable to the prior year. Sales of wheat and other milled products for the quarter decreased 11 percent due primarily to weaker export demand for flour and to the Company's second quarter contribution of its rice milling operations to a joint venture. Sales of wheat and other milled products for the nine months were at levels comparable to the prior year as sales attributable to recently acquired wheat flour operations were offset by the aforementioned contribution of the Company's rice milling operations to a joint venture.
The increase in sales of other products for the nine months is due primarily from sales attributable to recently acquired feed operations. Sales of other products decreased for the quarter principally due to the Company's second quarter contribution of a portion of the Company's feed operations to a joint venture.

Cost of products sold increased $150 million to $2.9 billion for the quarter and increased $675 million to $8.3 billion for the nine months due principally to the increased volume of products sold, including costs of recently acquired operations. These volume related increases were partially offset in both the quarter and nine months by declines in average raw material commodity prices of 8 percent and 4 percent, respectively.

The combined effect of increased sales volumes, higher average selling prices and lower raw material commodity prices resulted in gross profits increasing $140 million to $426 million for the quarter and increasing $417 million to $1.2 billion for the nine months. Approximately $110 million of the increase for the quarter and $315 million of the increase for the nine months can be attributed to improved gross profits resulting from the net price effect of higher average selling prices and lower raw material commodity prices. The remaining increase is due to sales volume increases. Fiscal 1994 gross profit included the negative impact of the widespread Midwest flooding on procuring, transporting, and merchandising operations. We estimate that costs of approximately $40 million were incurred in the first quarter of fiscal 1994 due to transportation and plant operation interruptions.

Selling, general and administrative expenses increased 20 percent to $321 million for the nine months due principally to $23 million of expenses attributable to recently acquired operations and to general cost increases, including increased bad debt and charitable contribution expense. Selling, general and administrative expense increased 7 percent to $99 million for the quarter due primarily to general cost increases, including increased charitable contribution expense.
9
        PAGE 10
The decrease in other income (expense) for the quarter and nine months resulted primarily from losses on marketable securities transactions and decreased equity in earnings of non-consolidated affiliates. These decreases were partially offset by increased investment income due to higher interest rates.

Income taxes for the quarter and nine months increased due to higher pretax earnings. The Company's effective income tax rate of 34 percent for the quarter and 33 percent for the nine months compares to rates of 34 and 37 percent for the comparable periods of a year ago. Excluding the effect of the $14 million non-recurring income tax charge due to the increase in the statutory federal income tax rate to 35 percent in the first quarter of fiscal 1994, the effective tax rate for last year's nine month period would have been 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1995, the Company's liquidity continued to improve as cash and marketable securities net of short-term debt increased $329 million to $2.6 billion and its capital resources were strengthened by a $763 million increase in net worth to $5.8 billion. The Company's ratio of long-term liabilities to total capital at March 31, 1995 was approximately 24 percent.
10
          PAGE 11
PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K

                 a) A Form 8-K was not filed during the
                quarter ended March 31, 1995.



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



Dated:  May 12, 1995
11