Form 10-K
period 1995-06-30
ARCHER DANIELS MIDLAND CO
filed 1995-08-17
CIK 7084

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$7.5 billion
(Based on the closing price of the New York Stock Exchange on August 9, 1995)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--505,466,902 shares
                    (August 9, 1995)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1995 are incorporated by reference into Part III.
1
        PAGE 2
PART I

Item 1. BUSINESS

        (a)    General Development of Business

              Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels
           Linseed Co. founded in 1902.

              During the last five years, the Company has experienced significant growth, spending approximately $3.4 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period.

        (b)    Financial Information About Industry Segments

              The Company is in one business segment-- procuring, transporting, storing, processing and merchandising agricultural commodities and products.

        (c)    Narrative Description of Business

               (i) Principal products produced and principal markets for and methods of distribution of such products.

               The Company is engaged in the business of procuring, transporting, storing, processing and merchandising agricultural commodities and products. It is one of the world's largest processors of oilseeds, corn and wheat. The Company also processes milo, oats, barley and peanuts. Other operations include transporting, merchandising and storing agricultural commodities and products. These operations and processes produce products which have primarily two end uses, either food or feed ingredients. Each commodity processed is in itself a feed ingredient as are the by-products produced during the processing of each commodity.

               Production processes of all commodities are
               capital intensive and similar in nature. These processes involve grinding, crushing or milling with further value added through extraction, refining and fermenting. Generally, each commodity can be processed by any of these methods to generate additional value added products. All commodities and related processed products share the same network of commodity procurement facilities, transportation services (including rail, barge, truck and ocean vessels) and storage facilities.
2
        PAGE 3
Item 1. BUSINESS--Continued

               The geographic areas, customers and marketing methods are basically the same for all commodities and their related further processed products. Feed ingredient products and by-products are sold to farmers, feed dealers and livestock producers, all of which can and will purchase products from across the entire commodity chain. Food ingredient products are also sold to one basic group of customers, food and beverage processors. Any single customer may purchase products produced from all commodities and any single food or feed product could include ingredients produced from all commodities processed.

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

               Oilseed meals supply more than one-half of the high protein ingredients used in the domestic manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP R), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and vegetable patties (Harvest Burgers R). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products.
3
        PAGE 4
Item 1. BUSINESS--Continued
               Corn Products

               The Company is engaged in dry milling and wet milling corn operations. Products produced for use by the food and beverage industry include syrup, starch, glucose, dextrose, crystalline dextrose, high fructose sweeteners, crystalline fructose and grits. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. Ethanol is used to increase octane, and as an extender and oxygenate in gasoline. Corn germ, a by-product of the milling process, is further processed as an oilseed.

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

               The Company mills oats into oat bran and oat flour for institutional and consumer food customers. The Company also mills milo to produce industrial flour that is used in the manufacturing of wall board for the building industry.

               Other Products and Services

               The Company buys, stores and cleans agricultural commodities, such as corn, wheat, soybeans, canola, milo, sunflower seeds, oats and barley, for resale to other processors worldwide.

               The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy and poultry industries.
               Many of the feed ingredients and health and nutrition products can be, and in many cases are, produced in our other commodity processing operations.

               The Company produces bakery products and mixes
               which are sold to the baking industry.
4
               PAGE 5
Item 1. BUSINESS--Continued

               The Company produces spaghetti, noodles, macaroni, and other consumer food products. The
               Company also produces lettuce, other fresh vegetables and herbs in its hydroponic greenhouse.

               Malt products are produced for use by the food and beverage industries.

               The Company raises fish for distribution to consumer food customers.

               Granulated and liquid refined sugars sold principally to the food and beverage industries were produced by a subsidiary of the Company.
               The subsidiary was disposed of during July, 1995.

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

               Alfred C. Toepfer International (Germany) and affiliates, of which the Company has a 50% interest, is one of the world's largest, most respected trading companies specializing in processed agricultural products. Toepfer has forty-one sales offices worldwide.

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

               The Company, through its partnership with Ag
               Processing Inc. d/b/a Consolidated Nutrition, is
               a supplier of premium animal feeds and animal
               health products.
5


          PAGE 6
               The Company, through its partnership with Riceland Foods, Inc., is a processor of rice and rice products for institutional and consumer food customers.
Item 1.    BUSINESS--Continued

               The Company participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

               The percentage of net sales and other operating income by classes of products and services for the last three fiscal years were as follows:

                                       1995    1994   1993
                                    ______________________

               Oilseed products         60%     59%    58%
               Corn products             20      20     21
               Wheat and other
                 milled products         11      12     13
               Other products and services9       9      8
                                        ___     ___    ___
                                       100%    100%   100%
                                        ===     ===    ===

               Methods of Distribution

               Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway system and functions as a contract carrier of commodities for its own operations as well as for other companies. The Company owns and leases approximately 1,900 river barges and 26 line-haul towboats.

         (ii)  Status of new products

               The Company continues to expand its bioproducts. The Company is currently producing from dextrose, feed-grade amino acids; lysine, threonine and tryptophan, and food additives; citric acid, monosodium glutamate (MSG), lactic acid and xanthan gum. The Company has entered the vitamin market with the production of riboflavin and is currently expanding production facilities to produce biotin and vitamins C and E. In addition, the Company is currently expanding production facilities to produce emulsifiers, distilled monoglycerides and astaxanthan.
6
           PAGE 7
Item 1.    BUSINESS--Continued

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

          (v)  Extent to which business is seasonal

               Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale and distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials: oilseeds, wheat, corn and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant throughout the year. The worldwide need for food is not seasonal and is ever expanding as is the world's population.

         (vi)  Working capital items

               Price variations and availability of grain at harvest often cause wide fluctuations in the Company's inventories and short-term borrowings.

        (vii)  Dependence on single customer

               No material part of the Company's business is dependent upon a single customer or very few customers.

7
        PAGE 8
Item 1. BUSINESS--Continued

       (viii)  Amount of backlog

               Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

         (ix)  Business subject to renegotiation

               The Company has no business with the government that is subject to renegotiation.

          (x)  Competitive conditions

               Markets for the Company's products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets; however, a number of large companies compete in one or more markets. Major competitors in one or more markets include, but are not limited to, Cargill, Inc., ConAgra, Inc., CPC International, Eridania Beghin-Say and Tate & Lyle.

               (xi)                        Research and
               development expenditures

              Practically all of the Company's technical
               efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate the protein malnutrition throughout the world, utilizing the three largest United States crops-corn, soybeans and wheat.

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

               The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. Enzyme development and production are an important part of these activities. Protein research is conducted at facilities in Decatur where meat and dairy pilot plants support application research. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas.
8
               PAGE 9
Item 1. BUSINESS--Continued

               The amounts spent during the three years ended June 30, 1995, 1994 and 1993 for such technical efforts were approximately $16.5, $20.1 and $14.8 million, respectively. In addition, the Company maintains separate quality control departments which are supervised by research personnel.

               (xii)                       Material effects of
               capital expenditures for environmental protection

               During 1995, $21 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

       (xiii)  Number of employees

               The number of persons employed by the Company was 14,833 at June 30, 1995.

           (d)Financial Information About Foreign and Domestic
           Operations and Export Sales

              The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 10 to Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 1995 and is incorporated herein by reference.
9
        PAGE 10
Item 1. BUSINESS--Continued

              Export sales by classes of products for the last three fiscal years were as follows:

                                       1995    1994   1993
                                    ______________________

           Oilseed products              8%      5%     5%
           Corn products                  7       6      6
           Wheat and other milled
             products                     1       1      2
           Other products and services    -       -      1
                                         __      __     __

                                        16%     12%    14%
                                         ==      ==     ==

        (e) Executive Officers

           Name                       Title                 Age

           Dwayne O. Andreas   Chairman of the Board of      77
                               Directors from 1972.
                               Chief Executive Officer.

           James R. Randall    President from 1975.          70

           G. Allen Andreas    Vice President from 1988.     52
                               Counsel to the Executive
                               Committee from September 1994.

           Michael D. Andreas  Vice Chairman of the Board    46
                               of Directors from October 1992.
                               Executive Vice President
                               from 1988.

           Martin L. Andreas   Senior Vice President from 1988.
56
                               Executive Assistant to the
                               Chief Executive.

           Charles P. Archer   Treasurer from October 1992.  39
                               Assistant Treasurer from 1988.

           Charles T. Bayless  Group Vice President from     60
                               January 1993.  Vice President
                               from 1992.  President of ADM
                               Processing Division since 1980.

           Dale F. Benson      Vice President from 1969.     69
10
        PAGE 11
Item 1. Business--Continued

           Howard E. Buoy      Group Vice President from     68
                               January 1993.  Vice President
                               of ADM Processing Division
                               from 1979.

           William H. Camp     Vice President from April 1993.46
                               Vice President of ADM Processing
                               Division from 1990 to 1993.

           Larry H. Cunningham Vice President and President  51
                               of Protein Specialties
                               Division since July 1993.
                               Formerly President of
                               A. E. Staley Manufacturing Co.

           Craig Hamlin        Group Vice President from     49
                               October 1994.  President of
                               ADM Milling from 1989.

           Edward A. Harjehausen    Vice President from October
44
                               1992.  Vice President of
                               ADM Corn Processing Division
                               from 1988.

           Burnell D Kraft     Group Vice President from     63
                               January 1993.  Vice President
                               from 1984.  President of
                               ADM/Growmark, Collingwood
                               Grain and Tabor Grain Co.
                               subsidiaries.

           Paul L. Krug, Jr.   Vice President from 1991 and  51
                               President of ADM Investor
                               Services.  Formerly a Vice
                               President of Continental Grain.

           Jack Mc Donald      Vice President from October 1994.
63
                               President of Southern Cotton Oil
                               Division from 1990.

           Steven R. Mills     Controller from October 1994. 40
                               Various senior treasury and
                               accounting positions from 1979.

           Raymond V. Preiksaitis   Vice President - Management
42
                               Information Systems from 1988.

           John G. Reed        Vice President from 1982.     65
                               Chief Executive-Europe from
September 1994.
11
        PAGE 12
Item 1. BUSINESS--Continued

           Richard P. Reising  Vice President, Secretary and 51
                               General Counsel from 1991.
                               Secretary and Assistant General
                               Counsel since 1988.

           John D. Rice        Vice President from 1993.     41
                               Vice President of ADM Processing
                               Division from 1992.  Various
                               merchandising positions from
                               1988 to 1992.

           Douglas J. Schmalz  Vice President and Chief      49
                               Financial Officer from 1986.
           Terrance S. Wilson  Group Vice President from     57
                               January 1993.  Officer of
                               ADM Corn Processing Division
                               since 1988.

           Officers of the registrant are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

           Lowell W. Andreas and Dwayne O. Andreas, directors of the registrant, are brothers. Michael D. Andreas is the son of Dwayne O. Andreas. G. Allen Andreas and Martin L. Andreas are nephews of Dwayne O. Andreas and Lowell W. Andreas. Charles P. Archer is the son of S. M. Archer, Jr., a director of the registrant.

Item 2.   PROPERTIES

       (a) Processing Facilities

       The Company owns, leases, or has a 50% or greater interest in the following processing plants:

                   United
                   States         Foreign        Total
                   _________________________________________

       Owned       131             39            170
       Leased        4              -              4
       Joint Venture73             22             95
                   ___             __            ___
                   208             61            269
                   ===             ==            ===
12
       PAGE 13
Item 2.PROPERTIES--Continued

       The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw material and demand for the finished products.

       The Company operates thirty-five domestic and seven foreign oilseed crushing plants with a daily processing capacity of approximately 79,000 tons. The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Canada, England, Germany and the Netherlands.

       The Company operates four wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 1,600,000 bushels. These plants and other related properties, including corn germ extraction and corn gluten pellet plants, are located in Illinois, Iowa, New York and North Dakota. The Company also has interests, through joint ventures, in corn milling plants in Mexico, Bulgaria, Hungary, Slovakia and Turkey.

       The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, six Canadian flour mills and one Mexican flour mill with a total daily capacity of approximately 363,000 cwt. of flour. The Company also operates seven corn flour mills, two milo mills, two pasta plants and five starch and gluten plants. These plants and other related properties are strategically located across North America in California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Canada and Mexico. The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.

       The Company operates ten domestic oilseed refineries in Illinois, Indiana, Iowa, Georgia, Nebraska, Tennessee and Texas as well as five foreign refineries in Canada, Germany and the Netherlands. The Company has an interest, through a joint venture, in an oilseed refinery in Texas. The Company produces packaged oils in Illinois, California and Germany and soy protein specialty products in Illinois and the Netherlands. Lecithin products are produced in Illinois, Iowa, Nebraska and the Netherlands.

       The Company produces feed and food additives at seven bioproduct plants located in Illinois, North Carolina and Ireland. The Company also operates formula feed, animal health and nutrition and pet food plants in Georgia, Illinois, Iowa, North Carolina, Ohio, Tennessee, Texas, Washington, Canada, England, Ireland and Puerto Rico. The Company also has interests, through joint ventures, in formula feed and pet food plants in Alabama, Arkansas, Georgia,
Item 2.   PROPERTIES--Continued

       Illinois, Iowa, Indiana, Kansas, Michigan, Minnesota,
       Missouri, Nebraska, Ohio, Pennsylvania, South Carolina,
       Tennessee, Vermont, Wisconsin, Canada, Puerto Rico and
       Trinidad.

       The Company operates five North American barley malting plants located in Illinois, Minnesota, Wisconsin and Canada.

       The Company operates various other food ingredient plants in Iowa, Kansas, Washington, England and France.

       (b)Procurement Facilities

       The Company operates one hundred sixty-eight domestic terminal, country and river elevators covering the Midwest, West and South Central states, including one hundred twelve country elevators and fifty-six terminal and river loading facilities including three grain export elevators in Louisiana. Elevators are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 360,000,000 bushels. The Company also operates eleven foreign grain elevators in Canada, Ireland and Germany. Thirteen cotton gins are located in Texas and serve the cottonseed crushing plants in that area.

Item 3.   LEGAL PROCEEDINGS

       In 1993, the State of Illinois Environmental Protection Agency brought administrative enforcement proceedings arising out of the Company's failure to obtain permits for certain pollution control equipment at certain of the Company's processing facilities in Illinois. The Company believes it has meritorious defenses. In management's opinion these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

       The Company is involved in approximately 24
       administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.
13
       PAGE 14
Item 3.   LEGAL PROCEEDINGS--Continued

       In April, 1994, the Illinois State Police served warrants upon the La Salle barge cleaning operation to inspect barges being cleaned and fleeted at the site. The investigation continued with interviews of employees of the Company's wholly owned subsidiary, ARTCO, and seizure of documents relating to the LaSalle/Hennepin operations. On June 15, 1994, employees of ARTCO were called before a La Salle County Grand Jury and all but one invoked their Fifth Amendment rights. On July 6, 1995, ARTCO received a summons to appear in Circuit Court on various criminal charges relating to barge cleaning operations. ARTCO entered a not guilty plea on July 21, 1995. The maximum potential fine is $25,000 per day of violation.

       The Company, along with a number of other domestic and foreign companies, is the subject of an investigation, being conducted by a grand jury in the Northern District of Illinois in Chicago, into possible violations of federal antitrust laws and possible related crimes in the food additives industry. The investigation is directed towards possible price-fixing with respect to lysine, citric acid and high fructose corn syrup. Neither the Company nor any director, officer or employee has been charged in connection with the investigation.

       Following public announcement in June 1995 of the investigation, the Company and certain of its directors and executive officers were named as defendants in a putative class action on behalf of all purchasers of securities of the Company during the period from July 10, 1992 through July 10, 1995. The action is E. M. Lawrence Limited Frozen Retirement Trust v. Archer-Daniels-Midland Co., et al., United States District Court, Northern District of Illinois, Civil Action No. 95C 3979, filed on July 10, 1995. The complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust laws, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The complaint alleges that the conduct complained of violates federal securities laws. The plaintiff requests unspecified compensatory and punitive damages, costs (including legal, accounting and expert fees), expenses and unspecified relief on behalf of the putative class. In addition to such action, at least fourteen similar putative class actions against the Company and others have been filed, in the United States District Courts for the Northern District of Illinois and for the Central District of Illinois and possibly other courts. The Company, along with other companies, has been named as a defendant in a civil action filed on July 21, 1995 in the Superior Court for the County of Los Angeles, California, on behalf of a putative class of indirect purchasers of products made with high fructose corn syrup. The complaint alleges that the defendants violated California antitrust
14
         PAGE 15
       and unfair competition laws with respect to the sale of high fructose corn syrup and seeks treble damages in an unspecified
Item 3.   LEGAL PROCEEDINGS--Continued

       amount, attorneys fees and costs. A similar putative class action has been filed in the Superior Court for Orange County, California. The Company, along with other companies, has been named as a defendant in a civil action filed on July 25, 1995 in the United States District Court for the Northern District of Alabama on behalf of a putative class of direct purchasers of high fructose corn syrup who made purchases during the period from January 1, 1990 to the present. The complaint alleges that, in violation of federal antitrust law, the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of corn sweeteners and seeks an injunction against continued illegal conduct as well as treble damages in an unspecified amount, attorneys fees and costs. Two similar putative class actions have been filed in the United States District Court for the Northern District of Alabama and the United States District Court for the Central District of Illinois, the latter case relating to lysine. The Company and the individuals named as defendants intend to vigorously defend these various class actions.

       These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation, the ultimate outcome of the investigation and the putative class actions cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

       Also following such public announcement, a shareholder derivative action was filed against certain of the Company's directors and executive officers and nominally against the Company. The action is Johnson v. Andreas, et al., Delaware Court of Chancery, New Castle County, Civil Action No. 14403, filed on July 12, 1995. The complaint alleges that the individuals named as defendants breached their fiduciary duties and committed a waste of corporate assets and seeks to recover monetary damages and other relief on behalf of the Company from the individuals named as defendants. At least twelve similar shareholder derivative actions have been filed, in the Delaware Court of Chancery, The Chancery Division of the Circuit Court of Cook County, Illinois, the United States District Court for the Northern District of Illinois and possibly other courts. The Company intends to seek dismissal of these derivative actions on the ground that they cannot be maintained unless the plaintiffs first brought their complaints to the Company's Board of Directors, which they did not.

       The Company from time to time, in the ordinary course of business, is named as a defendant in various other lawsuits. In management's opinion, the gross liability from such other lawsuits, including environmental exposure, with or without insurance recoveries is not considered to be material to the Company's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

       Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 1995 and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

       Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 1995 and is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1995 and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1995 are incorporated herein by reference:

       Consolidated balance sheets--June 30, 1995 and 1994
       Consolidated statements of earnings--Years ended
        June 30, 1995, 1994 and 1993
       Consolidated statements of shareholders' equity--Years
ended
        June 30, 1995, 1994 and 1993
       Consolidated statements of cash flows--Years ended
        June 30, 1995, 1994 and 1993
       Notes to consolidated financial statements--June 30, 1995
       Summary of Significant Accounting Policies
       Report of Independent Auditors
       Quarterly Financial Data (Unaudited)
15
       PAGE 16
Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is set forth in "Election of Directors" and "Rule 405 Disclosure" of the definitive proxy statement for 1995 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1 (e) of this report.

Item 11. EXECUTIVE COMPENSATION

        Information responsive to this Item is set forth in "Executive Compensation" and "Salary and Stock
        Option Committee's Report" of the definitive proxy statement for 1995 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responsive to this Item is set forth in "Principal Holders of Voting Securities" of the definitive proxy statement for 1995 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is set forth in "Certain Relationsips and Related Transactions" of the definitive proxy statement for 1995 and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

        (a)(1)The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1995, are incorporated by reference in Item 8, and are also incorporated herein by reference:

              Consolidated balance sheets--June 30, 1995 and
              1994

              Consolidated statements of earnings--Years ended
                June 30, 1995, 1994 and 1993
16
              PAGE 17
              Consolidated statements of shareholders' equity--
                Years ended June 30, 1995, 1994 and 1993

              Consolidated statements of cash flows--Years ended
                June 30, 1995, 1994 and 1993

              Notes to consolidated financial statements--June
              30, 1995

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
       --Continued

              Summary of Significant Accounting Policies

              Quarterly Financial Data (Unaudited)

        (a)(2)Schedules are not applicable and therefore not included in this report.

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

                     (ii) Indenture dated May 1, 1982,
                     between the registrant and Morgan
                     Guaranty Trust Company of New York, as
                     Trustee (incorporated by reference to
                     Exhibit 4(c) to Registration Statement
                     No. 2-77368), relating to the
                     $400,000,000 Zero Coupon Debentures due
                     May 1, 2002;

                     (iii)     Indenture dated as of March 1,
                     1984 between the registrant and Chemical
                     Bank, as Trustee (incorporated by
                     reference to Exhibit 4 to the
                     registrant's Current Report on Form 8-K
                     dated August 3, 1984 (File No. 1-44)),
                     as supplemented by the Supplemental
                     Indenture dated as of  January 9, 1986,
                     between the registrant and Chemical
                     Bank, as Trustee (incorporated by
                     reference to Exhibit 4 to the
                     registrant's Current Report on Form 8-K
                     dated January 9, 1986 (File No. 1-44)),
                     relating to the $100,000,000 - 10 1/4%
                     Debentures due January 15, 2006;

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
       --Continued

                     (iv) Indenture dated June 1, 1986
                     between the registrant and Chemical
                     Bank, (as successor to Manufacturers
                     Hanover Trust Company), as Trustee
                     (incorporated by reference to Exhibit
                     4(a) to Registration Statement No. 33-
                     6721), and Supplemental Indenture dated
                     as of August 1, 1989 between the
                     registrant and Chemical Bank (as
                     successor to Manufacturers Hanover Trust
                     Company), as Trustee (incorporated by
                     reference to Exhibit 4(c) to Post-
                     Effective Amendment No. 3 to
                     Registration Statement No. 33-6721),
                     relating to the $300,000,000  -  8 7/8%
                     Debentures due April 15, 2011, the
                     $300,000,000  -  8 3/8% Debentures due
                     April 15, 2017, the $300,000,000  -  8
                     1/8% Debentures due June 1, 2012, the
                     $250,000,000  -  6 1/4% Notes due May
                     15, 2003, and the $250,000,000  -  7
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

                     (ii) Registration Statement No. 33-49409
                     on Form S-8 dated March 15, 1993 relating
                     to the Archer Daniels Midland 1991
                     Incentive Stock Option Plan and Archer
                     Daniels Midland Company Savings and
                     Investment Plan.
17

        PAGE 18
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K --Continued

                (iii)     Registration Statement No. 33-58387
                     on Form S-8 dated April 3, 1995 relating to the ADM Savings and Investment Plan for Salaried Employees and the ADM Savings and Investment Plan for Hourly Employees.

            (13) Portions of annual report to shareholders
                 incorporated by reference

            (21) Subsidiaries of the registrant

            (23) Consent of independent auditors

            (24) Powers of attorney

            (27) Financial Data Schedule

        (b) Reports on Form 8-K

            A Form 8-K was not filed during the quarter ended
            June 30, 1995.
18
            PAGE 19
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 1995



                                ARCHER-DANIELS-MIDLAND COMPANY
                                   /s/ R. P. Reising
                                   R. P. Reising
                                   Vice President, Secretary
                                   and General Counsel

                                   /s/ D. J. Schmalz
                                   D. J. Schmalz
                                   Vice President, Controller
                                   and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 17, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

     D. O. Andreas*, Chairman of the Board, Chief Executive and
     Director
                    (Principal Executive Officer)
     L. W. Andreas*, Director
     M. D. Andreas*, Director
     M. L. Andreas*, Director
     S. M. Archer, Jr.*, Director
     Ralph Bruce*, Director
     G. O. Coan*, Director
     J. H. Daniels*, Director
     R. A. Goldberg*, Director
     H. D. Hale*, Director
     F. R. Johnson*, Director
     M. B. Mulroney*, Director
     J. R. Randall*, Director
     Mrs. N. A. Rockefeller*, Director
     R. S. Strauss*, Director
     J. K. Vanier*, Director
     O. G. Webb*, Director


                                   R. P. Reising
                                   Attorney-in-Fact
*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
19