Form 10-K/A
period 1995-06-30
ARCHER DANIELS MIDLAND CO
filed 1995-08-22
CIK 7084

PAGE 1
                           FORM 10-K/A
                        (AMENDMENT NO.1)
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

Portions of the annual proxy statement for the year ended June
30, 1995 are incorporated by reference into Part III.
1
            PAGE 2

[This amendment is filed to correct as attached the Signatures to the Registrant's Report on Form 10-K as filed on August 17, 1995.]

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 21, 1995

                               ARCHER-DANIELS-MIDLAND COMPANY


                                   /s/ R. P. Reising
                                   R. P. Reising
                                   Vice President, Secretary
                                    and General Counsel

2


            PAGE 3
                           SIGNATURES

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

Date:  August 17, 1995

                                          ARCHER-DANIELS-MIDLAND
COMPANY

                                          /s/ R. P. Reising
                                   R. P. Reising
                                   Vice President, Secretary
                                   and General Counsel

                                   /s/ D. J. Schmalz
                                   D. J. Schmalz
                                   Vice President and
                                   Chief Financial Officer

                                   /s/ S. R. Mills
                                   S. R. Mills
                                   Controller

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

                                   R. P. Reising
                                   Attorney-in-Fact
*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
3