Form 10-Q
period 1995-09-30
ARCHER DANIELS MIDLAND CO
filed 1995-11-14
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

         Common Stock, no par value--530,169,008 shares
                      (September 30, 1995)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                          1995           1994
                                       ______________________
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,120,738  $3,015,223
Cost of products sold and other
operating costs                          2,796,407   2,670,404
                                        _________    _________

     Gross Profit                         324,331      344,819

Selling, general and administrative        98,721      100,309
expenses
                                        _________    _________

     Earnings From Operations             225,610      244,510

Other income (expense)                     21,515      (15,556)
                                        _________    _________

     Earnings Before Income Taxes         247,125      228,954

Income taxes                               84,023       74,410
                                        _________    _________

      Net Earnings                       $163,102     $154,544
                                        =========    =========


Average number of shares outstanding      530,744      541,334

Net earnings per common share                $.31         $.28

Dividends per common share                  $.024        $.015

See notes to consolidated financial statements.
2
          PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         SEPTEMBER 30, JUNE 30,
                                            1995          1995

                                             (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents             $ 658,828    $454,593
  Marketable securities                 482,326      664,690
  Receivables                           1,062,352    1,013,562
  Inventories                           1,585,897    1,473,896
  Prepaid expenses                      122,556      105,904
                                        _________    _________
                                        _            _

     Total Current Assets               3,911,959    3,712,645



Investments and Other Assets
  Investments in and advances to        505,999      502,698
affiliates
  Long-term marketable securities       1,688,353    1,604,219
  Other assets                          195,576      175,044
                                        _________    _________
                                        _            _

                                        2,389,928    2,281,961


Property, Plant and Equipment
   Land                                   112,282      113,098
   Buildings                            1,117,506    1,109,249
   Machinery and equipment              5,489,504    5,443,561
   Construction in progress               727,967      642,825
   Less allowances for depreciation     (3,614,981) (3,546,452)
                                        _________    _________
                                           _            _

                                        3,832,278    3,762,281
                                        _________    _________
                                           _            _

                                      $10,134,165   $9,756,887
                                        =========    =========

See notes to consolidated financial statements.
3
          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          SEPTEMBER 30,JUNE 30,
                                             1995         1995

                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                      $    52,193  $     -
  Accounts payable                         863,960     725,046
  Accrued expenses                         478,873     431,725
  Current maturities of long-term debt      17,207      15,614
                                         __________   _________

  Total Current Liabilities              1,412,233   1,172,385


Long-Term Debt                           2,069,697   2,070,095

Deferred Credits                           560,819     538,351
  Income taxes                             102,211     121,891
  Other
                                        __________  __________

                                           663,030     660,242

Shareholders' Equity
  Common stock                           3,632,447   3,668,977
  Reinvested earnings                    2,356,758   2,185,188
                                         __________  __________

                                         5,989,205   5,854,165
                                         __________  __________

                                       $10,134,165 $ 9,756,887
                                        ==========  ==========

See notes to consolidated financial statements.
4
          PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             1995          1994
                                            ______________________
                                                (In thousands)
Operating Activities
 Net earnings                           $  163,102 $  154,544
 Adjustments to reconcile to net cash
  provided by operations
     Depreciation and amortization          96,453     95,069
     Deferred income taxes                   4,229      3,501
     Amortization of long-term debt discount 6,149      5,297
     Other                                (22,313)      9,872
     Changes in operating assets and liabilities
       Receivables                        (78,735)   (28,580)
       Inventories                       (127,907)    100,104
       Prepaid expenses                   (16,806)   (21,070)
       Accounts payable and accrued expenses201,840   109,103
                                            _______    _______
       Total Operating Activities          226,012    427,840

Investing Activities
 Purchases of property, plant and equipment(176,370) (146,352)
 Business acquisitions                    (23,390)        -
 Investments in and advances to affiliates(13,864)    (20,819)
 Purchases of marketable securities      (219,351)   (778,761)
 Proceeds from sales of marketable securities415,838   462,376
 Other                                     (1,241)
                                           _______     _______
       Total Investing Activities         (18,378)   (483,556)
Financing Activities
 Long-term debt borrowings                   6,305        -
 Long-term debt payments                   (5,103)    (17,986)
 Net borrowings under line of credit agreements54,193   76,287
 Purchases of treasury stock              (46,404)         (1)
 Cash dividends and other                 (12,390)     (8,425)
                                            _______     _______
       Total Financing Activities          (3,399)      49,875
                                            _______     _______

 Increase (Decrease) In Cash and Cash Equivalents204,235(5,841)
Cash and Cash Equivalents Beginning of Period454,593    316,394
                                            _______     _______
 Cash and Cash Equivalents End of Period$  658,828  $  310,553
                                            =======     =======

See notes to consolidated financial statements.
5
          PAGE 6
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note 2.   Other Income (Expense)

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                             1995         1994
                                             __________________
                                              (In thousands)
          Investment income                $41,823   $ 32,262
          Interest expense                 (40,077)   (42,769)
          Gain (loss) on marketable
            securities transactions             688    (4,824)
          Other, including equity in earnings
            of affiliates                    19,081      (225)
                                            ______     ______

                                            $21,515  $(15,556)
                                             ======     ======

Note 3.                              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 18, 1995.


6
          PAGE 7
Note 4.   Antitrust Investigation and Related Litigation

          The Company, along with a number of other domestic and foreign companies, is the subject of a grand jury investigation into possible violations of federal antitrust laws and possible related crimes in the food additives industry. The investigation is directed towards possible price-fixing with respect to lysine, citric acid and high fructose corn syrup. Neither the Company nor any director, officer or employee has been charged in connection with the investigation.

          Following public announcement of the investigation, the Company and certain of its directors and executive officers were named as defendants in a number of putative class actions alleging violations of antitrust and securities laws relating to the Company's marketing practices in the food additives industry, specifically with respect to lysine, citric acid and high fructose corn syrup. The plaintiffs generally request unspecified compensatory and punitive damages, costs expenses and unspecified relief. The Company and the individuals named as defendants intend to vigorously defend these class actions.

          These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation, the ultimate outcome of the investigation and the putative class actions cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

          Shareholder derivative actions also have been filed against certain of the Company's directors and executive officers and nominally against the Company alleging that the individuals named as defendants breached their fiduciary duties to the Company and seeking monetary damages and other relief on behalf of the Company from the individuals named as defendants. The Company intends to seek dismissal of these derivative actions on the ground that they cannot be maintained unless the plaintiffs first brought their complaints to the Company's Board of Directors, which they did not.

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

          PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as: weather; plantings; government (domestic and foreign) farm programs and policies; changes in global demand created by population growth and higher standards of living; and global production of similar and competitive crops. Generally, changes in the price of agricultural commodities can be passed through to the price of processed products. Ethanol is one of a limited few of the Company's processed products which must be priced to compete with products produced from other raw materials. The Company follows a policy of hedging substantially all inventory and related purchase and sale contracts. In addition, the Company from time to time will hedge anticipated production, generally not exceeding six months requirements. These hedges are made to reduce price risk of market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statement when the product is sold. Inflation, over time, has an impact on agricultural commodity prices. The Company's business is capital intensive and inflation could impact the cost of capital investment.

OPERATIONS

Net sales and other operating income increased $106 million to $3.1 billion for the quarter from $3 billion last year due primarily to a 7 percent increase in volume of products sold. This increase was partially offset by a 1 percent decrease in average selling prices, the sale of the Company's British Arkady and Supreme Sugar subsidiaries and the contribution of the Company's formula feed operation to an unconsolidated joint venture. A summary of net sales and other operating income by classes of products and services is as follows:

                                        THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                         1995       1994

                                          (In millions)
   Oilseed products                    $1,856    $ 1,677
   Corn products                          616        675
   Wheat and other milled products        403        353
   Other products                         246        310
                                        _____      _____
                                       $3,121    $ 3,015
                                        =====      =====
8
            PAGE 9
Sales of oilseed products increased 11% to $1.9 billion due primarily to increased volume, including sales of acquired businesses, as good demand for meal products both in the export and domestic markets contributed to favorable oilseed processing market conditions. Sales of corn products decreased 9% to $616 million due primarily to reduced sales volumes and to a lesser extent lower average selling prices. Sales of wheat and other milled products increased 14% due principally to increased average selling prices of wheat flour which resulted from the higher cost of raw materials. The decrease in sales of other products was due to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business as well as the contribution of the Company's formula feed operation to an unconsolidated joint venture.

Cost of products sold and other operating costs increased $126 million to $2.8 billion for the quarter due primarily to the 7% increased in volume of products sold and to a lesser extent higher corn and wheat raw materials commodity prices.

The $20 million decrease in gross profit for the quarter to $324 million can be attributed to a $25 million decrease due to the combined effect of higher raw material commodity prices and lower average selling prices and a $15 million decrease due to divested operations. These decreases were partially offset by a $20 million increase in gross profit due to higher sales volumes.

Selling, general and administrative expenses decreased $2 million to $99 million due primarily to $11 million of expense attributable to recently divested operations which were partially offset by general cost increases in support of increased sales volumes.

The increase in other income (expense) for the quarter resulted primarily from the $15 million gain on the sale of the Company's Supreme Sugar Company subsidiary and to a lesser extent increased investment income, due to both higher levels of invested funds and higher interest rates, increased gains on marketable securities transactions and increased equity in earnings of unconsolidated affiliates.

The increase in income taxes for the quarter resulted primarily from higher pretax earnings. The Company's effective income tax rate for the quarter was 34 percent compared to 33 percent last year.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1995, the Company's liquidity continued to improve as cash and marketable securities net of short-term debt increased $54 million to $2.8 billion and its capital resources were strengthened by a $135 million increase in net worth to $6 billion. The Company's ratio of long-term liabilities to total capital at September 30, 1995 was approximately 24 percent.

As discussed in Note 4 to the consolidated financial statements, the Company, along with a number of other domestic and foreign companies, is the subject of a grand jury investigation into possible violations of federal antitrust laws and possible related crimes in the food additives industry. Neither the Company nor any director, officer or employee has been charged in connection with the investigation. In addition, related civil class actions are pending. These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

9
          PAGE 10

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

          The Company, along with a number of other domestic and foreign companies, is the subject of an investigation being conducted by a grand jury in the Northern District of Illinois in Chicago, into possible violations of federal antitrust laws and possible related crimes in the food additives industry. This investigation is directed towards possible price-fixing with respect to lysine, citric acid, and high fructose corn syrup. Federal grand juries in other jurisdictions also may have been convened to investigate certain of these matters. Neither the Company nor any director, officer or employee of the Company has been charged in connection with this investigation.

          Following public announcement in June 1995 of the investigation, the Company and certain of its directors and executive officers were named as defendants in at least seventeen putative class action suits on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name IN Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class.
          On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois where at least three similar actions are also pending. The Company and the individual defendants have moved to dismiss this consolidated complaint.

          The Company, along with other companies, has been named as a defendant in at least twenty-one putative class action antitrust suits involving the sale of high fructose corn syrup. Seventeen of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief.
          10
          PAGE 11
          The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. One such action was filed on July 21, 1995 in the United States District Court for the Northern District of Alabama and is encaptioned Golden Eagle, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-B-1888-J.
          The Company, along with other companies, also has been named as a defendant in at least four putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. Two of the putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and is encaptioned St. Stan's Brewing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37237. The other two putative classes comprise certain indirect purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940.

          The Company has been named as a defendant in at least eleven putative class action antitrust suits involving the sale of lysine. Nine of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of lysine for certain periods in the 1990s. One such action was filed on July 26, 1995 in the United States District Court for the Central District of Illinois and is encaptioned Walker Farms, Inc. v. Archer-Daniels-Midland Co., Civil Action No. 95-2186. The Company also has been named as a defendant in at least one putative class action antitrust suit filed in California state court and at least one putative class action antitrust suit filed in Alabama state court involving the sale of lysine. The California action alleges violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in the California action comprises certain indirect purchasers of lysine in the State of California from February 1992 until at least September 1995. This action was filed on September 29, 1995 in the Superior Court of the County of San Diego, California, and is encaptioned Equine Competition Products, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 693014. The Alabama action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The Alabama putative class comprises certain indirect purchasers of lysine from August 1993 until August 1995. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-336.

          The Company, along with other companies, has been named as a defendant in at least four putative class action antitrust suits involving the sale of citric acid. Three of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain period in the 1990s. One such action was filed on August 18, 1995 in the United States District Court for the Northern District of California, and is encaptioned 7-Up Bottling Co. of Philadelphia, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-2963. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436.

          The Company, along with other companies, has been named as a defendant in at least two putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. One of these actions alleges violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at
          11
          PAGE 12
          artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in this case comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California from January 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995 in the Circuit Court of Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125.

          Also following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and at least fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery.
          The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al, Civil Action Nos. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all current directors of the Company and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois. The Company and the individual defendants have moved to dismiss this consolidated complaint.

          The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting. The Company and the individual defendants have moved to dismiss this complaint. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, encaptioned Buckley v. Archer-Daniels-Midland Co., et al. Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law.

          The Company and the individual defendants named in the actions described above intend to vigorously defend them. These actions could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation and civil litigation, the ultimate outcome of the investigation and the putative class actions cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

          Reference is made to Item 3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1995
          for a discussion of additional legal proceedings.
         12
          PAGE 13


         Item 2. Changes in Securities

                    a)   In July, 1995 the Board of Directors
               declared a 5 percent stock dividend which was paid on September 18, 1995, to shareholders of record on August 21, 1995.

         Item 6.   Exhibits and Reports on Form 8-K

                    a)   Form 8-K reports were filed with the
               Securities and Exchange Commission on July 3, 1995 as amended on Form 8-K/A on July 26, 1995, setting forth information regarding the investigation into possible violations of federal antitrust laws in the food additives industry, specifically citric acid, high fructose corn syrup and lysine, and on July 20, 1995, as amended on Form 8-K/A on July 26, 1995, setting forth information regarding: (1) various shareholder derivative actions and putative class action suits filed against the Company and certain of its directors and executive officers;
               (2) formation of a committee of nine outside directors to direct the Company's response to matters related to the government investigations; and (3) authorization by the Board of Directors to purchase up to 20 million shares of the Company's issued and outstanding common stock.

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



Dated:    November 14, 1995

13