Form 10-Q
period 1996-02-09
ARCHER DANIELS MIDLAND CO
filed 1996-02-13
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _______________ to _______

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

         Common Stock, no par value--520,578,484 shares
                       (January 31, 1996)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                           1995         1994
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income    $3,415,058
                                                     $3,221,804
Cost of products sold and other
operating
  costs
                                        3,018,206    2,744,179

                                        _________    _________

     Gross Profit
                                        396,852      477,625

Selling, general and administrative        128,519      122,094
expenses

                                        _________    _________

     Earnings From Operations
                                        268,333      355,531

Other income (expense)
                                        74,046       (29,459)

                                        _________    _________

     Earnings Before Income Taxes
                                        342,379      326,072

Income taxes
                                        116,409      105,974

                                        _________    _________

     Net Earnings                            $            $
                                        225,970      220,098

                                        =========    =========



Average number of shares outstanding
                                        524,143      541,861

Net earnings per common share                              $.41
                                        $.43

Dividends per common share                                $.024
                                        $.05

See notes to consolidated financial statements.
2
             PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                                   SIX MONTHS
ENDED
                                                      DECEMBER
31,
                                               1995
1994
                                               -----------------
---------
                                                 (In thousands,
except
                                                   per share
amounts)

Net sales and other operating                      $6,237,02
income                               $6,535,796    7
Cost of products sold and other
operating
   costs
                                     5,814,613     5,414,583
                                                   _________
                                     __________    _

     Gross Profit
                                     721,183       822,444

Selling, general and
administrative expenses              227,240       222,403
                                                   _________
                                     __________    _

     Earnings From Operations
                                     493,943       600,041

Other income (expense)
                                     95,561        (45,015)
                                                   _________
                                     __________    _

     Earnings Before Income Taxes
                                     589,504       555,026

Income taxes
                                     200,432       180,384
                                                   _________
                                     __________    _
                                       $           $
     Net Earnings                    389,072       374,642
                                                   =========
                                     ==========    =


Average number of shares
outstanding                          527,429       541,597

Net earnings per common share               $           $
                                     .74           .69

Dividends per common share                             $
                                     $.074         .039

See notes to consolidated financial statements.
3
          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        DECEMBER 31,   JUNE 30,
                                             1995       1995
                                       -------------------------
                                             (In thousands)

ASSETS
Current Assets
    Cash and cash equivalents                   $    $ 454,593
                                          773,903
    Marketable securities                 330,651      664,690
    Receivables                         1,062,469    1,013,562
    Inventories                         2,350,840    1,473,896
    Prepaid expenses                      112,918      105,904
                                        _________   __________
                                               __            _

         Total Current Assets           4,630,781    3,712,645


Investments and Other Assets
    Investments in and advances to
affiliates                                544,357      502,698
    Long-term marketable securities     1,351,830    1,604,219
    Other assets                          206,761      175,044
                                        _________   __________
                                               __            _

                                        2,102,948    2,281,961

Property, Plant and Equipment
     Land                                 114,044      113,098
     Buildings                          1,160,009    1,109,249
     Machinery and equipment            5,686,244    5,443,561
     Construction in progress             649,834      642,825
     Less allowances for                (3,703,49
depreciation                                   4)   (3,546,452
                                                             )
                                        _________   __________
                                              ___            _

                                        3,906,637    3,762,281
                                        _________   __________
                                               __            _

                                        $10,640,3   $9,756,887
                                               66
                                        =========   ==========
                                               ==            =



See notes to consolidated financial statements.
4
             PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         DECEMBER 31,   JUNE 30,
                                             1995         1995
                                        -------------------------
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $  294,336  $     -
  Accounts payable                       1,091,077      725,046
  Accrued expenses                         524,211      431,725
   Current maturities of long-term debt      15,134       15,614

                                          ________    _________

  Total Current Liabilities              1,924,758    1,172,385


Long-Term Debt                            2,073,507    2,070,095


Deferred Credits
  Income taxes                             556,007      538,351
  Other                                    103,833      121,891
                                        __________     ________


                                           659,840      660,242

Shareholders' Equity
  Common stock                           3,498,209    3,668,977
  Reinvested earnings                    2,484,052    2,185,188
                                       ___________    _________

                                         5,982,261    5,854,165

                                        __________     ________

                                       $10,640,366   $9,756,887
                                        ==========    =========

See notes to consolidated financial statements.
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              SIX MONTHS ENDED
                                                DECEMBER 31,
                                               1995      1994
                                          -----------------------
                                               (In thousands)
Operating Activities
   Net earnings                            $389,072     $374,642
  Adjustments to reconcile to net cash
   provided by operations
     Depreciation and amortization          194,407   191,975
     Deferred income taxes                   58,938    13,774
     Amortization of long-term debt discount12,434  10,830
     Other                                 (95,017) 18,212
     Changes in operating assets and liabilities
       Receivables                        (92,723) (4,733)
       Inventories                       (891,458) (453,444)
       Prepaid expenses                    (7,167) (15,366)
       Accounts payable and accrued expenses433,713  272,362
                                          _________  _________

     Total Operating Activities              2,199  408,252

Investing Activities
     Purchases of property, plant and equipment(354,510)(318,6
08)
     Business acquisitions                 (26,120) (11,000)
     Investments in and advances to affiliates(56,482)(91,478)
     Purchases of marketable securities   (279,702) (1,346,294)
     Proceeds from sales of marketable securities965,659 1,271
,350
     Other                                  (1,241) -
                                          _________  _________

       Total Investing Activities          247,604  (496,030)

Financing Activities
    Long-term debt borrowings               6,305  18,465
    Long-term debt payments                (8,434) (22,820)
    Net borrowings under line of credit agreements296,336 78,8
    44
    Purchases of treasury stock          (187,948) (3,928)
    Cash dividends and other              (36,752) (20,774)
                                          _________  _________

    Total Financing Activities             69,507  49,787
                                         _________  _________

    Increase (Decrease) In Cash and Cash Equivalents 319,310
    (37,991)

Cash and Cash Equivalents Beginning of Period454,593  316,394
                                          _________  _________

    Cash and Cash Equivalents End of Period$  773,903 $   278,
    403

     ========                              ========

See notes to consolidated financial statements.
6
          PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note 2.                      Other Income (Expense)

                             THREE MONTHS ENDED SIX MONTHS ENDED
                               DECEMBER 31,       DECEMBER 31,
                             1995        1994   1995       1994
                           -------------------------------------
                              (In thousands)    (In thousands)
 Investment income        $ 37,328  $ 29,674 $ 79,151 $ 61,936
 Interest expense          (42,556)  (43,723)(82,633) (86,492)
 Gain (loss) on marketable
   securities transactions  67,181    (7,117) 67,869  (11,941)
 Other, including equity in
             earnings of affiliates   12,093  (8,293)  31,174
(8,518)
                            _______   _______  _______ _______

                          $ 74,046 $ (29,459)$ 95,561 $(45,015)
                            =======   =======  ======= =======

Note 3.              Per Share Data

       All references to share and per share information have
       been adjusted for the 5 percent stock dividend paid
       September 18, 1995.
7
             PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

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

       Following public announcement of the investigation, the Company and certain of its directors and executive officers were named as defendants in a number of putative class actions alleging violations of antitrust and securities laws relating to the Company's marketing practices in the food additives industry, specifically with respect to lysine, citric acid and high fructose corn syrup. The plaintiffs generally request unspecified compensatory and punitive damages, costs, expenses and unspecified relief. The Company and the individuals named as defendants intend to vigorously defend these class actions unless they can be settled on terms deemed acceptable by the parties.

       These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. The ultimate outcome of the investigation and the putative class actions cannot presently be determined. However, the Company has made a provision related to the lysine contingency, which amount is not material to its consolidated financial statements for the quarter ended December 31, 1995. In the Company's opinion the ultimate resolution of this contingency, to the extent not provided for, will not have a material adverse effect on the Company's consolidated financial condition or annual results of operations, but it could be material to the consolidated operating results of a particular future quarter if resolved unfavorably. Because of the early stage of the investigation as it relates to citric acid and high fructose corn syrup, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

       Shareholder derivative actions also have been filed against certain of the Company's directors and executive officers and nominally against the Company alleging that the individuals named as defendants breached their fiduciary duties to the Company and seeking monetary damages and other relief on behalf of the Company from the individuals named as defendants. The Company has sought or intends to seek dismissal of these derivative actions on the ground that they cannot be maintained unless the plaintiffs first brought their complaints to the Company's Board of Directors, which they did not.

       The Company from time to time, in the ordinary course of business, is named as a defendant in various other lawsuits. In management's opinion, the gross liability from such other lawsuits, including environmental exposure, with or without insurance recoveries is not considered to be material to the Company's consolidated financial condition or results of operations.
8
          PAGE 9
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

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

OPERATIONS

Net sales and other operating income increased $193 million to $3.4 billion for the quarter and increased $299 million to $6.5 billion for the six months due primarily to increases in average selling prices of 7 percent and 16 percent, respectively. These increases were partially offset by a 6 percent decrease in volume of products sold for the quarter and by the decrease due to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business and the contribution of the Company's formula feed operation to an unconsolidated joint venture. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS        SIX MONTHS
                                  ENDED             ENDED
                              DECEMBER 31,       DECEMBER 31,
                             1995      1994     1995     1994
                             _______________    ______________
                             ___                ___
                              (In millions)     (In millions)
 Oilseed products            $ 2,073       $    $ 3,92       $
                                      1,922     9       3,599
 Corn products                                  1,290
                             674      607               1,282
 Wheat and other milled                           831
 products                    429      360               713
 Other products                                   486
                             239      333               643
                                                ______
                             ______   ______            ______
                                  $        $    $ 6,53       $
                             3,415    3,222     6       6,237
                                                ======
                             ======   ======            ======

9
          PAGE 10
Sales of oilseed products increased 8 percent for the quarter and 9 percent for the six months due primarily to increased average selling prices reflecting the higher cost of raw materials. Sales volumes were lower in the quarter as weaker export markets for both vegetable oil and meal products more than offset the strong demand for domestic meal products. Sales of corn products increased 11 percent to $674 million for the quarter and 1 percent to $1.3 billion for the six months due primarily to increased sales volumes resulting from strong demand for beverage and industrial alcohol as well as for various bioproducts, including lysine, MSG and citric acid. These volume increases were partially offset by lower average selling prices for the Company's sweetener and fuel alcohol products. Sales of wheat and other milled products increased 19 percent for the quarter and 17 percent for the six months due principally to increased average selling prices reflecting the higher cost of raw materials. The decrease in sales of other products for both the quarter and six months was due principally to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business as well as the contribution of the Company's formula feed operation to an unconsolidated joint venture.

Cost of products sold and other operating costs increased $274 million to $3 billion for the quarter and increased $400 million to $5.8 billion for the six months due primarily to increases in raw material commodity prices of 11 percent and 15 percent, respectively. The effect of commodity price increases on Last-In, First-Out (LIFO)inventory valuations resulted in an increase in LIFO inventory valuation reserves, a charge to cost of products sold and a reduction in gross profits of $59 million for the quarter and $72 million for the six months ended December 31, 1995. For the six months ended December 31, 1994, the effect of commodity price decreases on LIFO inventory valuations resulted in a decrease in LIFO inventory valuation reserves and a credit to cost of products sold and gross profits of $9 million. The effect of LIFO valuations were minimal in the quarter ended December 31, 1994. LIFO inventory valuations reserves at December 31, 1995 were $122 million compared to $55 million at December 31, 1994.

The $81 million decrease in gross profit for the quarter resulted primarily from a $45 million decrease due to the net effect of higher raw material commodity prices versus increased average selling prices and a $26 million decrease due to lower sales volumes. The $101 million decrease in gross profit for the six months can be attributed primarily to a $76 million decrease due to the net effect of higher raw material commodity prices versus increased average selling prices and to a $25 million decrease due to divested operations.

Selling, general and administrative expenses increased $6 million to $129 million for the quarter and increased $5 million to $227 million for the six months due primarily to an increase in legal and litigation related expenses and general cost increases which were partially offset by expenses attributable to recently divested operations and reduced bad debt expense.

The increase in other income for the quarter and six months was due principally to $67 million of gains on marketable securities transactions realized during the quarter. To a lesser extent, other income increased for both the quarter and six months due to increased equity in earnings of unconsolidated affiliates and to increased investment income due primarily to higher interest rates. For the six months, the increase in other income included a $15 million gain on the sale of the Company's Supreme Sugar subsidiary.

The increase in income taxes for both the quarter and six months resulted primarily from higher pretax earnings and to a lesser extent from higher effective income tax rates. The Company's effective income tax rate of 34 percent for both the quarter and six months compares to a rate of 33 percent for the comparable periods of a year ago.
10
          PAGE 11
LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1995, the Company continued to show substantial liquidity as working capital increased $166 million to $2.7 billion. Capital resources were strengthened by a $128 million increase in net worth to $6 billion. This increase was net of treasury stock repurchases of $188 million for the six months. The Company's ratio of long-term liabilities to total capital at December 31, 1995 was approximately 24 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, the Company, along with a number of other domestic and foreign companies, is the subject of a grand jury investigation into possible violations of federal antitrust laws and possible related crimes in the food additives industry. Neither the Company nor any director, officer or employee has been charged in connection with the investigation. In addition, related civil class actions are pending. These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. The ultimate outcome of the investigation and the putative class actions cannot presently be determined. However, the Company has made a provision related to the lysine contingency, which amount is not material to its consolidated financial statements for the quarter ended December 31, 1995. In the Company's opinion the ultimate resolution of this contingency, to the extent not provided for, will not have a material adverse effect on the Company's consolidated financial condition or annual results of operations, but it could be material to the consolidated operating results of a particular future quarter if resolved unfavorably. Because of the early stage of the investigation as it relates to citric acid and high fructose corn syrup, no provision for any liability that may result therefrom has been made in the accompanying unaudited consolidated financial statements.

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings

          The Company, along with a number of other domestic and foreign companies, is the subject of an investigation being conducted by a grand jury in the Northern District of Illinois in Chicago, into possible violations of federal antitrust laws and possible related crimes in the food additives industry. This investigation is directed towards possible price-fixing with respect to lysine, citric acid, and high fructose corn syrup. Federal grand juries in other jurisdictions also may have been convened to investigate certain of these matters. Neither the Company nor any director, officer or employee of the Company has been charged in connection with this investigation.
          11
          PAGE 12
          Following public announcement in June 1995 of the investigation, the Company and certain of its directors and executive officers were named as defendants in at least seventeen putative class action suits on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name In Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class.
          On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois (wherein it now bears Case Number 95-2287) where at least three similar actions are also pending. The Company and the individual defendants have moved to dismiss this consolidated complaint.

          The Company, along with other companies, has been named as a defendant in at least twenty-eight putative class action antitrust suits involving the sale of high fructose corn syrup. Twenty-two of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief.

          The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. One such action was filed on July 21, 1995 in the United States District Court for the Northern District of Alabama and is encaptioned Golden Eagle, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-D-1888-J.
          This and other similar actions have been transferred
          to the United States District Court for the Central District of Illinois and assigned Master File No. 95-1477. The Company, along with other companies, also has been named as a defendant in at least six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. Two of the putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on October 17, 1995 in Superior Court for the County Stanislaus, California and encaptioned St. Stan's Brewing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37237. The
          other four putative classes comprise certain indirect purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940.
          12
          PAGE 13
          The Company has been named as a defendant in at least fourteen putative class action antitrust suits involving the sale of lysine. Nine of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of lysine for certain periods in the 1990s. One such action was filed on July 26, 1995 in the United States District Court for Central District of Illinois and is encaptioned Walker Farms, Inc. v. Archer-Daniels-Midland Co., Civil Action No. 95-2186. This and other similar actions have been transferred to the United States District Court for the Northern District of
          Illinois and assigned Master File No. 95-7679.   The
          Company also has been named as a defendant in at least one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned
          Purina Mills, Inc., et al. v. Archer-Daniels-Midland Co., Civil Action No. 95-CV-2227. It alleges violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The Company also has been named as a defendant in at least two putative class action antitrust suits filed in California state court, at least two putative class action antitrust suits filed in Alabama state court, and at least one putative class action antitrust suit filed in Georgia state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative classes in the California actions comprise certain indirect purchasers of lysine in the State of California during certain periods in the 1990s. One such action was filed on September 29, 1995 in the Superior Court of the County of San Diego, California, and is encaptioned Equine Competition Products, Inc.
          v. Archer-Daniels-Midland Co. et al., Civil Action No. 693014. The Alabama actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in the Alabama actions comprise certain indirect purchasers of lysine during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-336. The Georgia action, encaptioned Long v. Archer-Daniels-Midland Co., et al., Civil Action No. E-43829, and originally filed in Fulton County Superior Court, alleges a restraint of trade in violation of Georgia common law and the Georgia state RICO Act. This action, which was removed to federal court and there amended, includes allegations that the defendants conspired to maintain the price of lysine at artificially high levels and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative claim in the action comprises certain indirect purchasers of lysine during the period January 1, 1990 until the present. The Company has moved to dismiss the complaint and plaintiff has opposed this action and filed an amended complaint.
          13
          PAGE 14
          The Company, along with other companies, has been named as a defendant in at least seven putative class action antitrust suits involving the sale of citric acid. Six of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. One such action was filed on August 18, 1995, in the United States District Court for the Northern District of California, and is encaptioned 7-Up Bottling Co. of Philadelphia, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-2963. Other similar actions have been transferred to this same court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July
          1995. This action was filed on July 27, 1995 in Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436.

          The Company, along with other companies, has been named as a defendant in at least three putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No.
          37217.   The putative class in the other case
          comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Company Co., et al., Civil Action No. 974120. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125.
          14
          PAGE 15
          The Company, along with other companies, has been named as a defendant in at least six putative class action antitrust suits involving the sale of high fructose corn syrup, citric acid and lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for the County Stanislaus, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for the County Stanislaus, California and is encaptioned Batson v. Archer- Daniels-Midland Co., et al., Civil Action No. 39680.

          Also following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and at least fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery.
          The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al, Civil Action Nos. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all current directors of the Company and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. The Company and individual defendants have moved to dismiss this complaint.

          The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Company, et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting. The defendants have moved to dismiss this action. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, encaptioned Buckley v. Archer-Daniels-Midland Company, et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants moved to dismiss this action and the plaintiff has filed an amended complaint.
          15
          PAGE 16
          The Company and the individual defendants named in the actions described above intend to vigorously defend them unless they can be settled on terms deemed acceptable to the parties.

          The antitrust investigation and related litigation is also discussed in note 4 to the unaudited consolidated financial statements and in management's discussion of operations and financial condition.

          Reference is made to Item 3 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1995 for a discussion of additional legal proceedings.

          Item 4.  Submission of matters to a vote of Security
          Holders:

                 The Annual Meeting of Shareholders was held on October 19, 1995. Proxies for the Annual Meeting were solicited pursuant to Regulation
                 14.  There was no solicitation in opposition
                 to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:


                 Nominee                Shares Cast      Shares
                 For         Withheld
                 ______________     _______________
___________
                 D. O. Andreas      355,356,046   84,637,946
                 Ralph Bruce        355,741,655   84,252,337
                 J. H. Daniels      355,788,126   84,205,866
                 G. O. Coan         355,762,802   84,231,190
                 L. W. Andreas      355,450,339   84,543,653
                 S. M. Archer, Jr.  355,797,616   84,196,376
                 R. A. Goldberg     355,708,614   84,285,378
                 J. K. Vanier       355,840,768   84,153,224
                 M. L. Andreas      355,299,832   84,694,160
                 Mrs. N. A. Rockefeller           355,620,653
84,373,339
                 M. D. Andreas      354,390,438   85,603,554
                 H. D. Hale         355,512,903   84,481,089
                 O. G. Webb         355,800,084   84,193,908
                 J. R. Randall      355,809,611   84,184,381
                 F. Ross Johnson    355,609,869   84,384,123
                 R. S. Strauss      355,667,768   84,326,224
                 M. B. Mulroney     355,778,425   84,215,567

                 There were no abstentions or broker non-votes regarding the election of directors.

                 The appointment by the Board of Directors of Ernst & Young LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending June 30, 1996 was ratified as follows:

                 Shares Cast   Shares              Shares
Broker
                     For    Withheld  Abstaining  Non-Votes
                 ____________  _________           __________
__________

                 431,978,007         6,224,330    1,791,655
0


                 The shareholder proposal relative to diversity on the Company's Board of Directors was defeated as follows:

                 Shares Cast   Shares Cast       Shares
                 Broker
                 For        Against      Abstaining   Non-Votes
                 __________ ___________  _________
___________

                 65,939,588 280,246,433   17,804,593  76,003,378


          Item 6.  Exhibits and Reports on Form 8-K

                 a)     Notice of annual meeting and proxy
                 statement dated September 13, 1995
                 incorporated as an exhibit herein by
                 reference.

                 b)     A Form 8-K was not filed during the
                 quarter ended December 31, 1995.
16
          PAGE 17
                           SIGNATURES

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



Dated:  February 13, 1996