Form 10-Q
period 1996-05-15
ARCHER DANIELS MIDLAND CO
filed 1996-05-15
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _______________ to
_________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value--519,951,198 shares
                        (April 30, 1996)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                           1996         1995
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income    $3,486,665   $3,299,662
Cost of products sold and other
operating
  costs                                 3,147,794
                                                     2,874,149
                                        _________
                                                     _________

     Gross Profit                        338,871
                                                     425,513

Selling, general and administrative      120,959
expenses                                             98,726
                                                     _________
                                        _________

     Earnings From Operations            217,912
                                                     326,787

Other income (expense)                    29,489
                                                     (30,270)
                                        _________
                                                     _________

     Earnings Before Income Taxes        247,401
                                                     296,517

Income taxes                              84,116
                                                     100,816
                                        _________    _________

     Net Earnings                       $  163,285        $
                                                     195,701
                                        =========
                                                     =========



Average number of shares outstanding     520,811
                                                     541,950

Net earnings per common share                 $.31         $.36

Dividends per common share                    $.05        $.024

See notes to consolidated financial statements.
2
          PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                                   NINE MONTHS
ENDED
                                                       MARCH 31,
                                               1996
1995
                                               -----------------
- ---------
                                                 (In thousands,
except
                                                   per share
amounts)

Net sales and other operating                      $9,536,68
income                               $10,022,461   9
Cost of products sold and other
operating
   costs
                                     8,962,407     8,288,732
                                                   _________
                                     __________    _

     Gross Profit
                                     1,060,054     1,247,957

Selling, general and
administrative
   expenses                          348,199       321,129
                                                   _________
                                     __________    _

     Earnings From Operations
                                     711,855       926,828

Other income (expense)
                                     125,050       (75,285)
                                                   _________
                                     __________    _

     Earnings Before Income Taxes
                                     836,905       851,543

Income taxes
                                     284,548       281,200
                                                   _________
                                     __________    _
                                       $           $
     Net Earnings                    552,357       570,343
                                                   =========
                                     ==========    =


Average number of shares
outstanding                          525,243       541,713

Net earnings per common share
                                     $1.05         $1.05

Dividends per common share                             $
                                     $.124         .063

See notes to consolidated financial statements.
3
          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          MARCH 31,    JUNE 30,
                                           1996          1995
                                       -------------------------
                                             (In thousands)

ASSETS
Current Assets
    Cash and cash equivalents                   $    $ 454,593
                                          570,220
    Marketable securities                 595,684      664,690
    Receivables                         1,136,636    1,013,562
    Inventories                         2,102,677    1,473,896
    Prepaid expenses                      105,515      105,904
                                        _________   __________
                                               __            _

         Total Current Assets           4,510,732    3,712,645


Investments and Other Assets
    Investments in and advances to
      affiliates                          545,283      502,698
    Long-term marketable securities     1,157,583    1,604,219
    Other assets                          216,594      175,044
                                        _________   __________
                                               __            _

                                        1,919,460    2,281,961

Property, Plant and Equipment
     Land                                 112,986      113,098
     Buildings                          1,197,891    1,109,249
     Machinery and equipment            5,791,352    5,443,561
     Construction in progress             645,065      642,825
     Less allowances for                (3,774,67
depreciation                                   6)   (3,546,452
                                                             )
                                        _________   __________
                                               __            _

                                        3,972,618    3,762,281
                                        _________   __________
                                               __            _

                                        $10,402,8   $9,756,887
                                               10
                                        =========   ==========
                                               ==            =



See notes to consolidated financial statements.
4
          PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          MARCH 31,     JUNE 30,
                                             1996         1995
                                        -------------------------
                                              (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $ 87,292    $     -
  Accounts payable                          870,191      725,046
  Accrued expenses                          619,728      431,725
   Current maturities of long-term debt      16,230       15,614

                                         __________    _________

  Total Current Liabilities               1,593,441    1,172,385


Long-Term Debt                            2,075,880    2,070,095


Deferred Credits
  Income taxes                              560,269      538,351
  Other                                     104,433      121,891
                                         __________    _________


                                            664,702      660,242

Shareholders' Equity
  Common stock                            3,470,867    3,668,977
  Reinvested earnings                     2,597,920    2,185,188
                                         __________    _________

                                          6,068,787    5,854,165

                                         __________    _________

                                        $10,402,810   $9,756,887
                                         ==========    =========

See notes to consolidated financial statements.
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             NINE MONTHS ENDED
                                                 MARCH 31,
                                               1996      1995
                                          -----------------------
                                               (In thousands)
Operating Activities
   Net earnings                           $552,357  $570,343
  Adjustments to reconcile to net cash
     provided by operations
      Depreciation and amortization        288,814  289,951
      Deferred income taxes                 62,448  22,932
      Amortization of long-term debt discount18,864    16,278
      Other                               (121,660) 42,068
      Changes in operating assets and liabilities
         Receivables                      (178,385) (62,930)
         Inventories                      (643,295) (340,832)
         Prepaid expenses                      236  (4,663)
         Accounts payable and accrued expenses307,195 177,304
                                          _________  _________

           Total Operating Activities      286,574  710,451

Investing Activities
  Purchases of property, plant and equipment(522,383)(451,108)
  Business acquisitions                    (27,904) (50,097)
  Investments in and advances to affiliates(61,147) (102,078)
  Purchases of marketable securities      (514,610) (1,749,708)
  Proceeds from sales of marketable securities1,150,881 1,723,
421
  Other                                     (1,241) -
                                          _________  _________

           Total Investing Activities       23,596  (629,570)

Financing Activities
  Long-term debt borrowings                 15,093  20,922
  Long-term debt payments                  (15,084) (29,553)
  Net borrowings under line of credit agreements 89,292 111,020
  Purchases of treasury stock             (224,099) (9,207)
  Cash dividends and other                 (59,745) (33,047)
                                          _________  _________

           Total Financing Activities     (194,543) 60,135
                                          _________  _________

  Increase (Decrease) In Cash and Cash Equivalents115,627 141,
016
Cash and Cash Equivalents Beginning of Period454,593  316,394
                                          _________  _________
Cash and Cash Equivalents End of Period $  570,220  $   457,410
                                          =========   ========

See notes to consolidated financial statements.
6
          PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note 2.   Other Income (Expense)

                             THREE MONTHS ENDED NINE MONTHS
ENDED
                                MARCH 31,          MARCH 31,
                             1996        1995   1996       1995
                           -------------------------------------
                              (In thousands)    (In thousands)
 Investment income        $ 38,292  $ 37,933 $117,443 $ 99,869
 Interest expense          (44,024)  (43,594)(126,657)(130,086)
 Gain (loss) on marketable
   securities transactions  19,929   (17,702) 87,798  (29,643)
 Other, including equity in
   earnings of affiliates   15,292    (6,907) 46,466  (15,425)
                            _______   _______  _______ _______

                          $ 29,489 $ (30,270)$125,050 $(75,285)
                            =======   ======= =======  =======

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

Note 4.   Antitrust Investigation and Related Litigation--
Continued

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

       These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. The ultimate outcome of the investigation and the putative class actions cannot presently be determined. However, as discussed in Item 1 of Part II of this Report, the Company, without admitting the alleged violations of law, has entered into a proposed settlement agreement with counsel for the lysine plaintiff class which is comprised of certain direct purchasers of lysine for certain periods in the 1990s. This settlement agreement must be approved by the court. The Company has made a provision related to the lysine contingency, which amount was not material to its consolidated financial statements. In the Company's opinion the ultimate resolution of the lysine contingency, to the extent not provided for, will not have a material adverse effect on the Company's consolidated financial condition or annual results of operations, but it could be material to the consolidated operating results of a particular future quarter if resolved unfavorably. Because of the early stage of the investigation as it relates to citric acid and high fructose corn syrup, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.

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

OPERATIONS

Net sales and other operating income increased $187 million to $3.5 billion for the quarter due principally to a 6 percent increase in volume of products sold which was partially offset by a 1 percent decrease in average selling prices. For the nine months, net sales and other operating income increased $486 million to $10 billion due primarily to a 4 percent increase in average selling prices and a two percent increase in volume of products sold. The increases for both the quarter and nine months were partially offset by the decrease due to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business and the contribution of the Company's formula feed operation to an unconsolidated joint venture. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS       NINE MONTHS
                                  ENDED             ENDED
                                MARCH 31,         MARCH 31,
                             1996      1995     1996     1995
                             _______________    ______________
                             ___                ___
                              (In millions)     (In millions)
 Oilseed products            $ 2,126  $ 2,10    $ 6,055 $ 5,706
                                      7
 Corn products                  647     568      1,937   1,850
 Wheat and other milled         416     340      1,247   1,053
 products
 Other products and             298     285        783     928
 services
                             ______   ______    ______  ______
                             $ 3,487  $ 3,30    $10,022 $ 9,537
                                      0
                             ======   ======    ======  ======

Sales of oilseed products increased 1 percent for the quarter and 6 percent for the nine months due primarily to an increased volume of products sold reflecting the strong demand for protein meal in the domestic market. For the quarter, this volume increase was partially offset by a decrease in average selling prices due principally to weaker export vegetable oil demand and to an increased supply of vegetable oils worldwide. For the nine months, average oilseed product selling prices increased as higher prices for protein meal more than offset lower vegetable oil prices. Sales of corn products increased 14 percent to $647 million for the quarter and 5 percent to $1.9 billion for the nine months due primarily to increased sales volumes resulting from strong demand for fuel, beverage and industrial alcohol as well as for various bioproducts, including citric acid, lysine, and MSG. These volume increases were partially offset by lower average selling prices for the Company's sweetener and fuel alcohol products. Sales of wheat and other milled products increased 22 percent for the quarter and 18 percent for the nine months due principally to increased average selling prices reflecting the higher cost of raw materials. These average selling price increases were partially offset by decreased sales volumes reflecting reduced export flour demand. The increase in sales of other products and services for the quarter resulted primarily from increased merchandising and transporting activities. The decrease in sales of other products and services for the nine months was due principally to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business as well as the contribution of the Company's formula feed operation to an unconsolidated joint venture.

Cost of products sold and other operating costs increased $274 million to $3.1 billion for the quarter and increased $674 million to $9 billion for the nine months due primarily to increases in raw material commodity prices of 17 percent and 13 percent, respectively.

The $87 million decrease in gross profit for the quarter resulted primarily from a $101 million decrease due to the net effect of higher raw material commodity prices versus increased average selling prices. This decrease was partially offset by a $19 million increase in gross profit due to higher sales volumes. The $188 million decrease in gross profit for the nine months can be attributed primarily to a $180 million decrease due to the net effect of higher raw material commodity prices versus increased average selling prices and to a $30 million decrease due to divested operations. The effect of commodity price increases on Last-In, First-Out (LIFO) inventory valuations resulted in an increase in LIFO inventory valuation reserves and a reduction in gross profits of $28 million for the quarter and $100 million for the nine months ended March 31, 1996. For the quarter and nine months ended March 31, 1995, the effect of commodity price decreases on LIFO inventory valuations resulted in a decrease in LIFO inventory valuation reserves and an increase in gross profits of $3 million and $12 million, respectively. LIFO inventory valuations reserves at March 31, 1996 were $151 million compared to $62 million at March 31, 1995.

Selling, general and administrative expenses increased $22 million to $121 million for the quarter and increased $27 million to $348 million for the nine months due primarily to an increase in legal and litigation related expenses which were partially offset by expenses attributable to recently divested operations.
9
          PAGE 10
The increase in other income for the quarter and nine months was due principally to increased gains on marketable securities transactions and, to a lesser extent, increased equity in earnings of unconsolidated affiliates. For the nine months, the increase in other income also included increased investment income due primarily to higher interest rates and a $15 million gain on the sale of the Company's Supreme Sugar subsidiary.

The decrease in income taxes for the quarter was a result of lower pretax earnings. The increase in income taxes for the nine months was due to a higher effective income tax rate which was partially offset by lower pretax earnings. The Company's effective income tax rate of 34 percent for both the quarter and nine months compared to effective rates of 34 percent and 33 percent for the comparable periods of a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1996, the Company continued to show substantial liquidity as working capital increased $377 million to $2.9 billion. Capital resources were strengthened by a $215 million increase in net worth to $6.1 billion. This increase in net worth was net of treasury stock repurchases of $224 million for the nine months. The Company's ratio of long-term liabilities to total capital at March 31, 1996 was approximately 24 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, the Company, along with a number of other domestic and foreign companies, is the subject of a grand jury investigation into possible violations of federal antitrust laws and possible related crimes in the food additives industry. Neither the Company nor any director, officer or employee has been charged in connection with the investigation. In addition, related civil class actions are pending. These matters could result in the Company being subject to monetary damages, fines, penalties and other sanctions and expenses. The ultimate outcome of the investigation and the putative class actions cannot presently be determined. However, as discussed in Item 1 of Part II of this Report, the Company, without admitting the alleged violations of law, has entered into a proposed settlement agreement with counsel for the lysine plaintiff class which is comprised of certain direct purchasers of lysine for certain periods in the 1990s. This settlement agreement must be approved by the court. The Company has made a provision related to the lysine contingency, which amount was not material to its consolidated financial statements. In the Company's opinion the ultimate resolution of the lysine contingency, to the extent not provided for, will not have a material adverse effect on the Company's consolidated financial condition or annual results of operations, but it could be material to the consolidated operating results of a particular future quarter if resolved unfavorably. Because of the early stage of the investigation as it relates to citric acid and high fructose corn syrup, no provision for any liability that may result therefrom has been made in the accompanying unaudited consolidated financial statements.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         The Company, along with a number of other domestic and foreign companies, is the subject of an investigation being conducted by a grand jury in the Northern District of Illinois in Chicago, into possible violations of federal antitrust laws and possible related crimes in the food additives industry. This investigation is directed towards possible price-fixing with respect to lysine, citric acid, and high fructose corn syrup. Federal grand juries in other jurisdictions also may have been convened to investigate certain of these matters. Neither the Company nor any director, officer or employee of the Company has been charged in connection with this investigation.
         10
         PAGE 11

               Following public announcement in June 1995 of the investigation, the Company and certain of its directors and executive officers were named as defendants in at least seventeen putative class action suits on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name In Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class.
          On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois (wherein it now bears the caption E. M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992 v. Archer-Daniels-Midland Co., et al., and Case Number 95-2287) where at least three similar actions are also pending. The Company and the individual defendants have moved to dismiss this consolidated complaint.

               The Company, along with other companies, has been named as a defendant in at least twenty-nine putative class action antitrust suits involving the sale of high fructose corn syrup. At least twenty-two of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and
          seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. One such action was filed on July 21, 1995 in the United States District Court for the Northern District of Alabama
          and is encaptioned Golden Eagle, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-D-1888-J. This and other similar actions have been transferred to the United States District Court for the Central District of Illinois and consolidated
          under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The Company, along with other companies, also has been named as a defendant in at least six putative class action antitrust suits filed in California state court and at least one putative class action filed in Alabama state court involving the sale of high fructose corn syrup. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of
          an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. Two of the California putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on October 17, 1995 in Superior Court for the County Stanislaus, California and encaptioned St. Stan's Brewing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37237. The
          other four California putative classes comprise
          certain indirect purchasers of high fructose corn
          syrup in the State of California during certain
          periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in
          the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit
          Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17.
               11
               PAGE 12
               The Company is currently a named defendant in at least fifteen putative class action antitrust suits involving the sale of lysine. Six of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of lysine for certain periods in the 1990s. One such action was filed on August 9, 1995 in the United
          States District for the Northern District of Illinois and is encaptioned K&L Feeds v. Archer-Daniels-Midland Co., Civil Action No. 95-C-4587. This and other similar actions have been transferred to the United States District Court for the Northern District of Illinois and consolidated as In Re Amino Acid Lysine Antitrust Litigation, MDL No. 1083 and Master File No. 95-7679. On April 4, 1996, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $25 million to members of the class, without admitting the alleged violations of law. This settlement agreement must be approved by the court.
          The Company and plaintiff's counsel have requested
          from the court preliminary approval of the settlement, and permission to send notice of the settlement to class members. The Company also has been named as a defendant in at least one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned Purina Mills, Inc., et
          al. v. Archer-Daniels-Midland Co., Civil Action No. 95-CV-2227. It alleges violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The Company also has been named as a defendant in at least four putative class action antitrust suits filed in California state court, at least two putative class action antitrust suits filed in Alabama state court, at least two putative class action antitrust suits filed in Minnesota state court, and at least one putative class action antitrust suit filed in Georgia state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative classes in the California actions comprise certain indirect purchasers of lysine in the State of California during certain periods in the 1990s. One such action was filed on September 29, 1995 in the Superior Court of the County of San Diego, California, and is encaptioned Equine Competition Products, Inc.
          v. Archer-Daniels-Midland Co., Civil Action No.
          693014. The Alabama actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in the Alabama actions comprise certain indirect purchasers of lysine during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-336. One Minnesota action alleges violations of the Minnesota, Tennessee, Wisconsin South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine antitrust laws, including allegations that defendants conspired to maintain the price of lysine at artificially high levels, and seeks treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this action comprises certain indirect purchasers in the aforementioned states of lysine during the period June 1, 1992 through April 10, 1996.  This action was filed on
          April 10, 1996 in the District Court for Renville County, Minnesota and is encaptioned Big Valley Milling, Inc. v. Archer-Daniels-Midland Co., et al., No. C7-96-260. The other Minnesota action, encaptioned United Mills v. Archer-Daniels-Midland
          Co., et al., No. 65-C2-96-215, seeks identical relief on behalf of certain indirect purchasers of lysine in all of the aforementioned states except Tennessee. The Georgia action, encaptioned Long v. Archer-Daniels-Midland Co., et al., Civil Action No. E-43829, and originally filed in Fulton County Superior Court, alleges a restraint of trade in violation of Georgia common law and the Georgia state RICO Act. This action includes allegations that the defendants conspired to maintain the price of lysine at artificially high levels and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in the action comprises certain indirect purchasers of lysine during the period January 1, 1990 until the present. The Company has moved to dismiss the complaint and plaintiff has opposed this action and filed an amended complaint.
               12

               PAGE 13
               The Company, along with other companies, has been named as a defendant in at least seven putative class action antitrust suits involving the sale of citric acid. Six of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. One such action was filed on August 18, 1995, in the United States District Court for the Northern District of California, and is encaptioned 7-Up Bottling Co. of Philadelphia, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 95-2963. Other similar actions have been transferred to this same court and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963FMS. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436.

               The Company, along with other companies, has been named as a defendant in at least six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No.
          37217.   The putative class in the other California
          case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Company Co., et al., Civil Action No. 974120. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26,
          1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain
          at artificially high levels the prices of high
          fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1992 through February 26, 1996. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs,
          and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs, and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas, and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029
               13
               PAGE 14
               The Company, along with other companies, has been named as a defendant in at least six putative class action antitrust suits involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for the County Stanislaus, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for the County Stanislaus, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680.

               Also following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and at least fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al, Civil Action Nos. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all current directors of the Company and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it.

               The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Company, et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting. The Court of Chancery dismissed this action on February 20, 1996, and the case is now on appeal in the Supreme Court of Delaware. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, encaptioned Buckley v. Archer-Daniels-Midland Company, et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants have moved to dismiss this action.

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


          Item 6. Exhibits and Reports on Form 8-K

                    a) A Form 8-K was not filed during the
          quarter ended March 31, 1996.

          14
         PAGE 15
                           SIGNATURES

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



Dated: May 15, 1996
15