Form 10-K
period 1996-06-30
ARCHER DANIELS MIDLAND CO
filed 1996-10-01
CIK 7084

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period from ______________________ to
______________

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

Common Stock, no par value              New York Stock Exchange
                                        Chicago Stock Exchange
                                        Swiss Exchange
                                        Tokyo Stock Exchange
                                        Frankfurt Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_     No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$8.7 billion
(Based on the closing price of the New York Stock Exchange on August 19, 1996)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--518,975,939 shares
                    (August 19, 1996)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1996 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1996 are incorporated by reference into Part III.
1
          PAGE 2
PART I

Item 1. BUSINESS
        (a)    General Development of Business

              Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels
           Linseed Co. founded in 1902.

              During the last five years, the Company has experienced significant growth, spending approximately $3.3 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. However, during this period, the Company has disposed of its Supreme Sugar subsidiary and its British Arkady bakery ingredient business. In addition, the Company has contributed its formula feed operations, its rice milling operations, its Mexican wheat flour mills and its masa corn flour business to various unconsolidated joint ventures.

        (b)    Financial Information About Industry Segments

              The Company is in one business segment-- procuring, transporting, storing, processing and merchandising agricultural commodities and products.

        (c)    Narrative Description of Business

                                        (i)Principal products
               produced and principal markets for and methods of distribution of such products.

               The Company is engaged in the business of procuring, transporting, storing, processing and merchandising agricultural commodities and products. It is one of the world's largest processors of oilseeds, corn and wheat. The Company also processes milo, oats, barley and peanuts. Other operations include transporting, merchandising and storing agricultural commodities and products. These operations and processes produce products which have primarily two end uses: food or feed ingredients. Each commodity processed is in itself a feed ingredient as are the by-products produced during the processing of each commodity.

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

               The geographic areas, customers and marketing methods are basically the same for all commodities and their related further processed products. Feed ingredient products and by-products are sold to farmers, feed dealers and livestock producers, all of whom purchase products from across the entire commodity chain. Food ingredient products are also sold to one basic group of customers: food and beverage processors. Any single customer may purchase products produced from all commodities, and any single food or feed product could include ingredients produced from all commodities processed.

               Oilseed Products

               Soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ are processed to provide vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining and hydrogenating into margarine, shortening, salad oils and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient. Natural source Vitamin E, an antioxidant, and distilled monoglycerides, an emulsifier, are produced from soybeans and other oilseeds.

               Oilseed meals supply more than one-half of the high protein ingredients used in the domestic manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP R), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and vegetable patties (Harvest Burgers R). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products. The Company produces cottonseed flour which is sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.
3
                    PAGE 4
Item 1.        BUSINESS--Continued

               Corn Products

                         The Company is engaged in dry milling
               and wet milling corn operations. Products produced for use by the food and beverage industry include syrup, starch, glucose, dextrose, crystalline dextrose, high fructose sweeteners, crystalline fructose and grits. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. In gasoline, ethanol increases octane, and is used as an extender and oxygenate. Corn germ, a by-product of the milling process, is further processed as an oilseed.

                         By fermentation of dextrose, the
               Company produces citric and lactic acids, feed-grade amino acids and vitamins, lactates, sorbitol, monosodium glutamate, nematodes and food emulsifiers principally for the food and feed industries.

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

                         Other Products and Services

                         The Company buys, stores and cleans
               agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, for resale to other processors worldwide.

                         The Company produces and distributes
               formula feeds and animal health and nutrition products to the livestock, dairy and poultry industries. Many of the feed ingredients and health and nutrition products are produced in our other commodity processing operations.

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

               ADM Investor Services, Inc. is a registered futures commission merchant and a clearing member of all principal commodities exchanges. ADM Securities Inc. is a securities broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc.

                                           Agrinational
               Insurance Company, a Vermont subsidiary, acts as a direct insurer and reinsurer of a portion of the Company's domestic and foreign property and casualty insurance risks.

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

               Gruma S.A. de C.V. (Mexico) and affiliates, of which the Company has a 22% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico and Central America. Additionally, the Company has a 20% interest in the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, of two Mexican-based wheat flour mills.

               The Company owns a 48% interest in Heartland Rail
               Corporation. Heartland's 81% owned affiliate,
               Iowa Interstate Railroad, operates a regional
               railroad in Iowa and Illinois.
5
        PAGE 6
Item 1. BUSINESS--Continued

               The Company participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

               The percentage of net sales and other operating income by classes of products and services for the last three fiscal years were as follows:

                                       1996    1995   1994
                                        ________________________
               Oilseed products         61%     60%    59%
               Corn products            19      20     20
               Wheat and other
                 milled products        12      11     12
               Other products and services8      9      9
                                       ___     ___    ___
                                       100%    100%   100%
                                       ===     ===     ===
               Methods of Distribution

               Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway system and functions as a contract carrier of commodities for its own operations as well as for other companies. The Company owns and leases approximately 2,000 river barges and 27 line-haul towboats.

         (ii)  Status of new products

               The Company continues to expand its business
               through the development and production of new, value-added products. From dextrose, the Company is currently producing the feed-grade amino acids lysine, threonine and tryptophan and food additives citric acid, monosodium glutamate
               (MSG), lactic acid, xanthan gum and sorbitol. The Company has entered the vitamin market with the production of riboflavin and vitamin E and is currently expanding production facilities to produce biotin and vitamin C. The Company continues to develop its soy protein meat substitutes, Harvest Burgers R and Harvest Burgers R for Recipes TM and its soy protein powdered non-dairy beverage, Nutribev R. Additionally, the Company is developing and expanding production facilities to produce emulsifiers, distilled monoglycerides, astaxanthan and isoflavones.
6
          PAGE 7
Item 1. BUSINESS--Continued

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

               The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein research is conducted at facilities in Decatur where meat and dairy pilot plants support application research. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas.
8
          PAGE 9
Item 1. BUSINESS--Continued

               The amounts spent during the three years ended June 30, 1996, 1995 and 1994 for such technical efforts were approximately $17.1, $16.5 and $20.1 million, respectively. In addition, the Company maintains separate quality control departments which are supervised by research personnel.

               (xii)Material effects of capital expenditures for environmental protection

               During 1996, $25 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

        (xiii) Number of employees

               The number of persons employed by the Company was 14,811 at June 30, 1996.

           (d)Financial Information About Foreign and Domestic
           Operations and Export Sales

              The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 10 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 1996 and is incorporated herein by reference.
9
           PAGE 10
Item 1. BUSINESS--Continued

              Export sales by classes of products for the last three fiscal years were as follows:

                                       1996    1995   1994
                                  ________________________

           Oilseed products              7%      8%     5%
           Corn products                 7       7      6
           Wheat and other milled
             products                    1       1      1
           Other products and services   1       -      -
                                         __      __    ___

                                        16%     16%    12%
                                        ===     ===    ===

        (e) Executive Officers

           Name                       Title                  Age

           Dwayne O. Andreas   Chairman of the Board of       78
                               Directors from 1972.
                               Chief Executive Officer.

           James R. Randall    President from 1975.           71

           G. Allen Andreas    Vice President from 1988.      53
                               Counsel to the Executive
                               Committee from September 1994.

           Michael D. Andreas  Vice Chairman of the Board     47
                               of Directors from October 1992.
                               Executive Vice President
                               from 1988.

           Martin L. Andreas   Senior Vice President from 1988.57
                               Executive Assistant to the
                               Chief Executive.

           Charles P. Archer   Treasurer from October 1992.   41
                               Assistant Treasurer from 1988.

           Charles T. Bayless  Group Vice President from      61
                               January 1993.  Vice President
                               from 1992.  President of ADM
                               Processing Division since 1980.
10
          PAGE 11
Item 1. Business--Continued

           Howard E. Buoy      Group Vice President from      69
                               January 1993.  Vice President
                               of ADM Processing Division
                               from 1979.

           William H. Camp     Vice President from April 1993.47
                               Vice President of ADM Processing
                               Division from 1990 to 1993.

           Barrie R. Cox       Vice President from January 1996.
49

President of ADM Food Additives
                               Division from 1994. Vice
                               President of ADM Corn Processing
Division from 1990.

           Larry H. Cunningham Vice President and President   52
                               of Protein Specialties
                               Division since July 1993.
                               Formerly President of
                               A. E. Staley Manufacturing Co.

           Craig L. Hamlin     Group Vice President from      50
                               October 1994.  President of
                               ADM Milling from 1989.

           Edward A. Harjehausen     Vice President from October 45
                               1992.  Vice President of
                               ADM Corn Processing Division
                               from 1988.

           Burnell D Kraft     Group Vice President from      65
                               January 1993.  Vice President
                               from 1984.  President of
                               ADM/Growmark, Collingwood
                               Grain and Tabor Grain Co.
                               subsidiaries.

           Paul L. Krug, Jr.   Vice President from 1991 and   52
                               President of ADM Investor
                               Services.  Formerly a Vice
                               President of Continental Grain
                               Company.

           John E. Long        Vice President from July 1996. 67
                               President of ADM Research
                               Division from 1992. Various
senior                            research positions from 1975.

11
          PAGE 12
Item 1. BUSINESS--Continued

           Jack McDonald       Vice President from October 1994.
64
                               President of Southern Cotton Oil
                               Division from 1990.

           Steven R. Mills     Controller from October 1994.  41
                               Various senior treasury and
                               accounting positions from 1979.

           Paul B. Mulhollem   Vice President from January 1996.
47
                               Managing Director of ADM
                               International, Ltd., from 1993.
                               International merchandising
                               positions since 1992. Formerly
                               Group President of Continental
                               Grain Company.

           Brian F. Peterson   Vice President from January 1996.
54
                               President of ADM BioProducts
                               Division from 1995. Various
                               merchandising positions from
1980.

           Raymond V. Preiksaitis    Vice President - Management 43
                               Information Systems from 1988.

           John G. Reed        Vice President from 1982.      66
                               Chief Executive-Europe from
                               September 1994.

           Richard P. Reising  Vice President, Secretary and  52
                               General Counsel from 1991.
                               Secretary and Assistant General
                               Counsel since 1988.

           John D. Rice        Vice President from 1993.      42
                               Vice President of ADM Processing
                               Division from 1992.  Various
                               merchandising positions from
                               1988 to 1992.

           Kenneth A. Robinson Vice President from January 1996.
49
                               Vice President of ADM Processing
                               Division from 1985.

           Douglas J. Schmalz  Vice President and Chief       50
                               Financial Officer from 1986.






           Terrance S. Wilson  Group Vice President from      58
                               January 1993.  Officer of
                               ADM Corn Processing Division
                               since 1988.

           Stephen H. Yu       Vice President from January 1996.
36
                               Managing Director of ADM
                               Asia-Pacific, Ltd., from 1993.
                               Various merchandising positions
                               with Continental Grain Company
                               from 1986.

           Officers of the registrant are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

           Lowell W. Andreas and Dwayne O. Andreas, directors of the registrant, are brothers. Michael D. Andreas is the son of Dwayne O. Andreas. G. Allen Andreas and Martin L. Andreas are nephews of Dwayne O. Andreas and Lowell W. Andreas. Charles P. Archer is the son of S. M. Archer, Jr., a director of the registrant.
12
          PAGE 13
Item 2. PROPERTIES

        (a)    Processing Facilities

        The Company owns, leases, or has a 50% or greater interest in the following processing plants:

                   United
                   States         Foreign        Total

______________________________________________
       Owned       127             47            174
       Leased        3              -              3
       Joint Venture59             22             81
                   ___             __            ___
                   189             69            258
                   ===             ==            ===

        The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw material and demand for the finished products.

        The Company operates thirty-three domestic and seven foreign oilseed crushing plants with a daily processing capacity of approximately 82,000 tons. The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Canada, England, Germany and the Netherlands.

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

        The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, six Canadian flour mills and one flour mill each in Belize and Barbados with a total daily capacity of approximately 346,000 cwt. of flour. The Company also operates three corn flour mills, two milo mills, two pasta plants and two starch and gluten plants. These plants and other related properties are strategically located across North America in California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Canada, Barbados and Belize. The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.
13
          PAGE 14
Item 2. PROPERTIES--Continued

        The Company operates ten domestic oilseed refineries in Illinois, Indiana, Iowa, Georgia, Nebraska, Tennessee and Texas as well as seven foreign refineries in England, Canada, Germany and the Netherlands. The Company has an interest, through a joint venture, in an oilseed refinery in Texas. The Company produces packaged oils in Georgia, Illinois, California and Germany and soy protein specialty products in Illinois and the Netherlands. Lecithin products are produced in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

        The Company produces feed and food additives at eight bioproduct plants located in Illinois, North Carolina and Ireland. The Company also operates formula feed, animal health and nutrition and pet food plants in Georgia, Illinois, Iowa, Ohio, Texas, Washington, Canada, England, Ireland, Barbados, Belize, China and Puerto Rico. The Company also has interests, through joint ventures, in formula feed and pet food plants in Alabama, Arkansas, Georgia, Illinois, Iowa, Indiana, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Vermont, Wisconsin, Canada, Puerto Rico and Trinidad.

        The Company operates five North American barley malting plants located in Illinois, Minnesota, Wisconsin and Canada.

        The Company operates various other food ingredient plants in Iowa, Kansas, Nebraska, Washington, Germany,
        England and France.

        (b)    Procurement Facilities

        The Company operates one hundred sixty-eight domestic terminal, country and river elevators covering the Midwest, West and South Central states, including one hundred five country elevators and sixty-three terminal and river loading facilities including three grain export elevators in Louisiana. Elevators are located in Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 372,000,000 bushels. The Company has an interest, through a joint venture, in sixteen grain terminals and elevators located in Illinois, Indiana, Kentucky, Maryland, Michigan and Ohio. The Company also operates twelve foreign grain elevators in Barbados, Canada, Ireland and Germany. Thirteen cotton gins are located in Texas and serve the cottonseed crushing plants in that area.
14
          PAGE 15
Item 3. LEGAL PROCEEDINGS

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

        The Company is the target of an investigation being conducted by a grand jury in the Northern District of Illinois into possible violations of federal antitrust laws and related crimes in the food additives industry. This investigation in Chicago is focused on antitrust violations with respect to lysine. A federal grand jury in San Francisco is investigating antitrust violations with respect to citric acid and a federal grand jury in Atlanta is investigating antitrust violations with respect to high fructose corn syrup. The Company and two of its executive officers - Michael
        D. Andreas and Terrance S. Wilson - have been informed that they are targets of the lysine investigation and indictments are being considered against them.

        Following public announcement in June 1995 of the investigation, the Company and certain of its directors and executive officers were named as defendants in at least seventeen putative class action suits on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name In Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class. On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois (wherein it now bears the caption E. M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al. v. Archer-Daniels-Midland Co., et al., Case Number 95-
        2287) where it was further consolidated with three similar actions also pending in the Central District. The Company and the individual defendants have moved to dismiss this consolidated complaint. On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in which among other things, the Company agreed to pay $30 million to members of the class, without admitting the alleged violations of law. Formal papers seeking court approval of the settlement are expected to be filed soon.
15
        PAGE 16
Item 3. LEGAL PROCEEDINGS--Continued

        The Company, along with other companies, has been named as a defendant in at least twenty-nine putative class action antitrust suits involving the sale of high fructose corn syrup. At least twenty-two of those actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. One such action was filed on July 21, 1995 in the United States District Court for the Northern District of Alabama and is encaptioned Golden Eagle, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-B-1888-J. This and other similar actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The Company, along with other companies, also has been named as a defendant in at least six putative class action antitrust suits filed in California state court and at least one putative class action antitrust suit filed in Alabama state court involving the sale of high fructose corn syrup. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. Two of the California putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned St. Stan's Brewing Co. v Archer-Daniels-Midland Co. et al., Civil Action No. 37237. The other four California putative classes comprise certain indirect purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and
        Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa
        County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17.
        16

        PAGE 17
Item 3. LEGAL PROCEEDINGS--Continued

        The Company was named as a defendant in at least seventeen putative class action antitrust suits involving the sale of lysine. Six of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of lysine for certain periods in the 1990s. One such action was filed on August 9, 1995 in the United States District for the Northern District of Illinois and is encaptioned K&L Feeds v. Archer-Daniels-Midland Co., Civil Action No. 95-C-4587. This and other similar actions have been transferred to the United States District Court for the Northern District of Illinois and consolidated as In Re Amino Acid Lysine Antitrust Litigation, MDL No. 1083
        and Master File No. 95-7679. On April 4, 1996, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $25 million to members of the class, without admitting the alleged violations of law. This settlement agreement has been approved by the court and certain objectors to the settlement have appealed the final order of approval to the United States Court of Appeals for the Seventh Circuit. The Company also has been named as a defendant in at least one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned Purina Mills, Inc., et al. v Archer-Daniels-Midland Co., Civil Action No. 95-CV-2227. It alleges violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The Company also has been named as a defendant in at least six putative class action antitrust suits filed in California state court, at least two putative class action antitrust suits filed in Alabama state court, at least two putative class action antitrust suits filed in Minnesota state court, at least one putative class action antitrust suit filed in Georgia state court and at least one putative class action antitrust suit filed in Tennessee state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative classes in the California actions comprise certain indirect purchasers of lysine in the State of California during certain periods in the
        1990s. One such action was filed on September 29, 1995 in the Superior Court of the County of San Diego, California, and is encaptioned Equine Competition Products, Inc. v. Archer-Daniels-Midland Co., Civil Action No. 693014. The Company has entered into an agreement with counsel for the indirect purchasers class in which among other things, the Company agreed
        to pay $500,000 to members of the class, without admitting the alleged violations of law. This settlement received preliminary court approval on September 20 and will be mailed to class members for a final hearing on November 21, 1996. The Alabama actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. One Minnesota action alleges violations of the Minnesota, Tennessee, Wisconsin, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine antitrust laws, including allegations that defendants conspired to maintain the price of lysine at artificially high levels, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers in the aforementioned states of lysine during the period June 1, 1992 through April 19, 1996. This action was filed on April 10, 1996 in the District Court for Renville County, Minnesota and is encaptioned Big Valley Milling, Inc. v. Archer-Daniels-Midland Co., et al., No. C7-96-260. The other Minnesota action, encaptioned, United Mills v. Archer-Daniels-Midland
        Co., et al., No. 65-C2-96-215, and filed in the same court, seeks identical relief on behalf of certain indirect purchasers of lysine in all of the aforementioned states except Tennessee. The Georgia action, encaptioned Long v. Archer-Daniels-Midland Co., et al., Civil Action No. E-43829, and filed in Fulton County Superior Court, alleges a restraint of trade in violation of Georgia common law and the Georgia state RICO act. This action includes allegations that the defendants conspired to maintain the price of lysine at artificially high levels and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the action comprises certain indirect purchasers of lysine in the state of Georgia during the period January 1, 1990 until the present. The Company has moved to dismiss
        this action. The Tennessee action, encaptioned
        McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996.
        17
        PAGE 18
Item 3. LEGAL PROCEEDINGS--Continued
        The Company, along with other companies, has been named as a defendant in at least nine putative class action antitrust suits involving the sale of citric acid. Six of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. One such action was filed on August 18, 1995, in the United States District Court for the Northern District of California, and is encaptioned 7-Up
        Bottling Co. of Philadelphia, Inc. v. Archer-Daniels-Midland Co., et al, Civil Action No. 95-2963. Other similar actions have been transferred to this same court and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963FMS. On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in which among other things, the Company agreed to pay $35 million to members of the class, without admitting the alleged violations of law. Formal papers seeking court approval of the settlement are expected to be filed soon. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Alabama state
        court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
        436.  The Company has moved to dismiss this action.
        The Company, along with other companies, also has been named as a defendant in at least two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12,
        1996 in the Superior Court of the County of Los
        Angeles, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912.
        18
        PAGE 19
Item 3. LEGAL PROCEEDINGS--Continued

        The Company, along with other companies, has been named as a defendant in at least six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995.
        This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil
        Action No. 974120. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone
        County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as defendant in at least one putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1992 through February 26, 1996. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CF. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action
        alleges violations of the District of Columbia
        antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The Company, along with other companies, has been named as a defendant in at least one putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et
        al., Case No. 96-C-2029.
        19
        PAGE 20
Item 3. LEGAL PROCEEDINGS--Continued

        The Company, along with other companies, also has been named as a defendant in at least six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson
        v. Archer-Daniels-Midland Co., et al., Civil Action No.
        39680.

        Also following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and at least fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 7, 1996.
        20
        PAGE 21
Item 3. LEGAL PROCEEDINGS--Continued

        The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting. The Court of Chancery dismissed this action on February 20, 1996, and the case is now on appeal in the Supreme Court of Delaware. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, and encaptioned Buckley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants moved to dismiss this action. The Court granted the motion to dismiss on June 6, 1996, and the case is now on appeal.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

       Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 1996 and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

       Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 1996 and is incorporated herein by reference.
21
       PAGE 22
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1996 and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1996 are incorporated herein by reference:

       Consolidated balance sheets--June 30, 1996 and 1995
       Consolidated statements of earnings--Years ended
        June 30, 1996, 1995 and 1994
       Consolidated statements of shareholders' equity--Years ended
        June 30, 1996, 1995 and 1994
       Consolidated statements of cash flows--Years ended
        June 30, 1996, 1995 and 1994
       Notes to consolidated financial statements--June 30, 1996
       Summary of Significant Accounting Policies
       Report of Independent Auditors
       Quarterly Financial Data (Unaudited)

       Recent Developments:
       See Item 3 of this Form 10-K report for an update of recent developments related to the antitrust investigation and related litigation including the Company's agreement to settle a consolidated securities class action lawsuit for $30 million and a class action lawsuit involving the sale of citric acid for $35 million.


Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to directors and executive officers is set forth in "Election of Directors" and "Rule 405 Disclosure" of the definitive proxy statement for 1996 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1 (e) of this report.



Item 11.  EXECUTIVE COMPENSATION

       Information responsive to this Item is set forth
       in "Executive Compensation" and "Salary and Stock
       Option Committee's Report" of the definitive
       proxy statement for 1996 and is incorporated
       herein by reference.
22
       PAGE 23
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

       Information responsive to this Item is set forth in "Principal Holders of Voting Securities" of the definitive proxy statement for 1996 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for 1996 and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

             (a)(1) The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1996, are incorporated by reference in Item 8, and are also incorporated herein by reference:

             Consolidated balance sheets--June 30, 1996 and 1995

             Consolidated statements of earnings--Years ended
               June 30, 1996, 1995 and 1994

             Consolidated statements of shareholders' equity--
               Years ended June 30, 1996, 1995 and 1994

             Consolidated statements of cash flows--Years ended
               June 30, 1996, 1995 and 1994

             Notes to consolidated financial statements--June
30,
               1996

             Summary of Significant Accounting Policies

             Quarterly Financial Data (Unaudited)

             (a)(2)    Schedules are not applicable and
             therefore not included in this report.

                 Financial statements of affiliates accounted
             for by the equity method have been omitted because they do not, considered individually, constitute significant subsidiaries.



       (a)(3) LIST OF EXHIBITS

              (3)Composite Certificate of Incorporation and
             Bylaws filed on November 7, 1986 as Exhibits 3(a) and 3(b), respectively, to Post Effective
             Amendment No. 1 to Registration Statement on Form S-3, Registration No. 33-6721, are incorporated herein by reference.
23
       PAGE 24
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
       --Continued

              (4)Instruments defining the rights of security
             holders, including:

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
                    Debentures due  March 1, 2013.
24
       PAGE 25
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
       --Continued
                                        Copies of constituent
                    instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4) (iii)(A) to
                    Item 601 of Regulation S-K, because the
                    total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the Commission, furnish to the Commission a copy of each such instrument.

                    (10) Material Contracts--Copies of the
               Company's stock option plans and its savings and investment plans, pursuant to Instruction
               (10)(iii)(A) to Item 601 of Regulation S-K, are incorporated herein by reference as follows:

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

                    (13) Portions of annual report to
               shareholders incorporated by reference

          (21) Subsidiaries of the registrant

          (23) Consent of independent auditors

          (24) Powers of attorney

          (27) Financial Data Schedule

       (b)   Reports on Form 8-K

                 A Form 8-K was filed on April 16, 1996 to
             report information pertaining to the Company's participation in an agreement to settle the federal class action lawsuits filed against several companies involving the sale of lysine.
25
     PAGE 26

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 30, 1996

                               ARCHER-DANIELS-MIDLAND COMPANY


                              /s/ R. P. Reising
                              R. P. Reising
                              Vice President, Secretary
                              and General Counsel


                              /s/ D. J. Schmalz
                              D. J. Schmalz
                              Vice President and
                              Chief Financial Officer



                              /s/ S. R. Mills
                              S. R. Mills
                              Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 30, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

D. O. Andreas*, Chairman of the Board, Chief Executive and
Director
               (Principal Executive Officer)
L. W. Andreas*, Director
M. D. Andreas*, Director
M. L. Andreas*, Director
Ralph Bruce*, Director
G. O. Coan*, Director
J. H. Daniels*, Director
R. A. Goldberg*, Director
F. R. Johnson*, Director
J. R. Randall*, Director
Mrs. N. A. Rockefeller*, Director
R. S. Strauss*, Director
J. K. Vanier*, Director
O. G. Webb*, Director



                                        D. J. Smith
                                        Attorney-in-Fact

*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
26