Form 10-Q
period 1996-11-13
ARCHER DANIELS MIDLAND CO
filed 1996-11-14
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

Registrant's telephone number, including area code 217-424-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__ No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value--544,074,528 shares
                       (October 31, 1996)
1
          PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                       1996                1995
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income    $3,389,374     $3,120,738
Cost of products sold and other
 operating costs                         3,024,310      2,796,407
                                         _________      _________

     Gross Profit                          365,064        324,331

Selling, general and administrative
 expenses                                  306,396         98,721

                                         _________      _________

     Earnings From Operations               58,668        225,610

Other income (expense)                      19,441         21,515
                                         _________      _________

     Earnings Before Income Taxes           78,109        247,125

Income taxes                                74,556         84,023
                                         _________      _________

     Net Earnings                        $   3,553     $  163,102

                                         =========      =========



Average number of shares outstanding       545,105       557,282

Net earnings per common share                 $.01          $.29

Dividends per common share                   $.048         $.023

See notes to consolidated financial statements.
2
          PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        SEPTEMBER 30,   JUNE 30,
                                             1996         1996
                                       ---------------------------
                                              (In thousands)

ASSETS
Current Assets
    Cash and cash equivalents           $  452,871     $ 534,702
    Marketable securities                  930,391       820,147
    Receivables                          1,187,038     1,131,591
    Inventories                          1,557,400     1,790,636
    Prepaid expenses                       102,554       107,607
                                        __________    __________

         Total Current Assets            4,230,254     4,384,683


Investments and Other Assets
    Investments in and advances to
      affiliates                           984,497       624,305
    Long-term marketable securities      1,108,779     1,092,969
    Other assets                           248,274       233,611
                                        __________    __________

                                         2,341,550     1,950,885

Property, Plant and Equipment
     Land                                  112,844       114,542
     Buildings                           1,246,247     1,245,662
     Machinery and equipment             6,128,775     6,034,979
     Construction in progress              664,116       588,711
     Less allowances for depreciation   (3,938,840)   (3,869,593)
                                        __________    __________

                                         4,213,142     4,114,301
                                        __________    __________

                                       $10,784,946   $10,449,869

                                        ==========    ==========



See notes to consolidated financial statements.
3
          PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        SEPTEMBER 30,   JUNE 30,
                                             1996         1996
                                       ---------------------------
                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term debt                     $  116,965     $   -
    Accounts payable                     1,105,757       993,403
    Accrued expenses                       705,086       525,626
    Current maturities of long-term debt   128,542       114,522
                                        __________    __________

         Total Current Liabilities       2,056,350     1,633,551


Long-Term Debt                           1,992,590     2,002,979

Deferred Credits
    Income taxes                           553,564       562,362
    Other                                  107,196       106,165
                                        __________    __________

                                           660,760       668,527

Shareholders' Equity
     Common stock                        3,845,980     3,869,875
     Reinvested earnings                 2,229,266     2,274,937
                                        __________    __________

                                         6,075,246     6,144,812
                                        __________    __________

                                       $10,784,946   $10,449,869

                                        ==========    ==========









See notes to consolidated financial statements.
4
          PAGE 5
          ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                                1996     1995
                                               -----------------
                                                 (In thousands)
Operating Activities
 Net earnings                                  $  3,553    $163,102
 Adjustments to reconcile to net cash
   provided by operations
       Depreciation and amortization            106,254      96,453
       Deferred income taxes                     22,751       4,229
       Amortization of long-term debt discount    6,875       6,149
       (Gain) loss on marketable securities
         transactions                           (30,718)       (688)
       Other                                     21,546     (21,625)
       Changes in operating assets and liabilities
          Receivables                           (79,361)    (78,735)
          Inventories                           223,700    (127,907)
          Prepaid expenses                        4,710     (16,806)
          Accounts payable and accrued expenses 277,501     201,840
                                                _______     _______

          Total Operating Activities            556,811     226,012

Investing Activities
 Purchases of property, plant and equipment    (227,852)   (176,370)
 Business acquisitions                          (10,970)    (23,390)
 Investments in and advances to affiliates     (307,809)    (13,864)
 Purchases of marketable securities            (375,671)   (219,351)
 Proceeds from sales of marketable securities   236,683     415,838
 Other                                             -         (1,241)
                                                _______     _______

          Total Investing Activities           (685,619)    (18,378)

Financing Activities
 Long-term debt borrowings                         -          6,305
 Long-term debt payments                         (3,123)     (5,103)
 Net borrowings under line of credit agreements 116,965      54,193
 Purchases of treasury stock                    (40,989)    (46,404)
 Cash dividends and other                       (25,876)    (12,390)
                                                _______     _______

          Total Financing Activities             46,977      (3,399)
                                                _______     _______

 Increase (Decrease) In Cash and Cash           (81,831)    204,235
 Equivalents
Cash and Cash Equivalents Beginning of Period   534,702     454,593
                                                _______     _______

 Cash and Cash Equivalents End of Period       $452,871    $658,828
                                                =======     =======

See notes to consolidated financial statements.
5
          PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Note 2.   Other Income (Expense)


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             1996          1995
                                             -------------------
                                               (In thousands)

    Investment income                        $ 38,867     $  41,823
    Interest expense                          (46,127)      (40,077)
    Gain (loss) on marketable
     securities transactions                   30,301           688
    Equity in earnings (loss) of affiliates    (1,991)        4,407
    Other                                      (1,609)       14,674
                                               _______      _______

                                             $ 19,441     $  21,515
                                              =======        ======



Note 3.              Per Share Data

       All references to share and per share information have
       been adjusted for the 5 percent stock dividend paid
       September 16, 1996.
6
          PAGE 7
Note 4.   Antitrust Investigation and Related Litigation

       A federal grand jury in the Northern District of Illinois has been conducting an investigation into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, an amino acid feed additive used in poultry and swine feed. A federal grand jury in San Francisco has been investigating possible antitrust violations by the Company with respect to the sale of citric acid, an organic acid used in various foods, beverages and other products. A federal grand jury in Atlanta has been investigating possible antitrust violations by the Company with respect to the sale of the Company's high fructose corn syrup product line. Each of these investigations has been under the direction of the United States Department of Justice. The Company has been informed that two of its former executive officers, Michael D. Andreas and Terrance S. Wilson, are also targets of the lysine investigation in Chicago and that indictments are being considered against them.

       On October 15, 1996, the Company pled guilty to a two count information in the Northern District of Illinois pursuant to an agreement with the Department of Justice. This information states that the Company engaged in anticompetitive conduct in connection with the sale of lysine and citric acid. In connection with its agreement the Company will pay the United States a fine of $70 million with respect to lysine and $30 million with respect to citric acid. This agreement constitutes a global resolution of all matters between the United States Department of Justice and the Company and brings to a close all Department of Justice investigations of the Company, including the federal grand jury's investigation with respect to high fructose corn syrup in Atlanta.

       Following public announcement in June 1995 of these investigations, the Company and certain of its directors and executive officers were named as defendants in a number of putative class action suits for alleged violations of federal securities laws on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. The Company along with other domestic and foreign companies, has been named as a defendant in a number of putative class action antitrust suits involving the sale of lysine, citric acid, and high fructose corn syrup. The plaintiffs generally request unspecified compensatory damages, costs, expenses and unspecified relief. The Company and the individuals named as defendants intend to vigorously defend these class actions unless they can be settled on terms deemed acceptable by the parties. These matters have resulted, as discussed below, and could result in the Company being subject to monetary damages, other sanctions and expenses.

       On July 20, 1996, Federal District Court Judge Milton Shadur approved a settlement in the federal lysine class action antitrust suit filed in the Northern District of Illinois (consolidated as In Re Amino Acid Lysine antitrust Litigation MDL No. 1083) and the Company has paid $25 million in full settlement thereof without admitting the alleged violations of law. Several plaintiffs have opted out of this settlement and numerous state class action antitrust cases involving the sale of lysine remain pending. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal securities class action suit pending in the Central District of Illinois (G.M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al. v. Archer-Daniels-Midland Co., et al., Case Number 95-2287) in which among other things, the Company agreed to pay $30 million to members of the class without admitting the alleged violations of law. Formal papers seeking court approval of the settlement are expected to be filed soon. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal citric acid class action antitrust suit filed in the Northern District of California (consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Marten File No. C-95-2963
       (FMS)) in which among other things, the Company agreed to pay $35 million to members of the class without admitting the alleged violations of law. Formal papers seeking court approval of the settlement are expected to be filed soon. The Company has also entered into an agreement with plaintiffs' counsel in the various actions filed in California by indirect purchasers of lysine in which among other things, the Company has agreed to pay $500,000 to certain members of the class without admitting the alleged violations of law. This settlement received preliminary court approval on September 20, 1996 and the final approval hearing for the proposed settlement will take place on November 21, 1996.

       The Company has made a $200 million provision in the quarter ended September 30, 1996 to cover the fines, litigation settlements and related costs and expenses described above. Such provision is reflected in the Company's first quarter selling, general and administrative expenses. Because of the early stage of the other putative class actions, including those related to high fructose corn syrup, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

       The Company and its directors also have been named as defendants in two putative class action suits, one of which alleges violations of Delaware state law and a similar case in District Court in Illinois which alleges violations of federal securities laws. Both cases seek invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its 1995 Annual Meeting of Shareholders. The case relating to violations of Delaware law has been dismissed and is now on appeal in the Supreme Court of Delaware. The case filed in Federal District Court in Illinois has likewise been dismissed and has been appealed to the Seventh Circuit Court of Appeals. The Company and the individuals named as defendants intend to vigorously defend these actions.

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

       The Company from time to time, in the ordinary course of business, is named as a defendant in various other lawsuits. In the Company's opinion, the gross liability from such other lawsuits, including environmental exposure, with or without insurance recoveries is not considered to be material to the Company's consolidated financial condition or results of operations.
7


          PAGE  8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. Generally, changes in the price of agricultural commodities can be passed through to the price of processed products. Ethanol is one of a limited few of the Company's processed products which must be priced to compete with products produced from other raw materials. To reduce the price risk of market fluctuations, the Company follows a policy of hedging substantially all inventory and related purchase and sales contracts. In addition, the Company from time to time will hedge portions of its anticipated production requirements. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statement when the product is sold. Inflation, over time, has an impact on agricultural commodity prices. The Company's business is capital intensive and inflation could impact the cost of capital investment.

OPERATIONS

Net sales and other operating income increased $269 million to $3.4 billion for the quarter from $3.1 billion last year due primarily to a 13 percent increase in average selling prices. This increase was partially offset by a 4 percent decrease in volume of products sold. A summary of net sales and other operating income by classes of products and services is as follows:

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                        1996          1995
                                       ____________________
                                           (In millions)
Oilseed products                       $2,109       $1,856
Corn products                             569          616
Wheat and other milled products           450          403
Other products and services               261          246

                                       $3,389       $3,121
                                       ======       ======

Sales of oilseed products increased 14 percent for the quarter due principally to higher average selling prices reflecting the higher cost of raw materials. Sales volumes of oilseed products declined 2 percent for the quarter due to a tight supply of raw materials and less favorable market conditions. Sales of corn products decreased 8 percent to $569 million for the quarter due primarily to decreased sales volumes as reduced corn supplies and the corresponding higher cost of corn resulted in the Company reducing its grind during the quarter. Average selling prices of corn products were up 6 percent due to the good demand for the Company's fuel, beverage and industrial alcohol as well as for the Company's bioproducts, including lysine, threonine and MSG. Sales of wheat and other milled products increased 12 percent for the quarter due principally to increased average selling prices reflecting the higher cost of raw materials. This average selling price increase was partially offset by decreased sales volume reflecting reduced export flour demand and increased production capacity in the industry. The increase in sales of other products and services for the quarter resulted primarily from increased merchandising activities.

Cost of products sold and other operating costs increased $228 million to $3 billion due primarily to the increase in average raw material commodity prices partially offset by the 4 percent decrease in volume of products sold.

The $41 million increase in gross profit to $365 million for the quarter resulted primarily from a $30 million increase due to the net effect of higher average selling prices versus increased raw material costs and a $24 million increase in other operating revenue. These increases were partially offset by a $13 million decrease in gross profit due to lower sales volumes.

Selling, general and administrative expenses increased $208 million to $307 million for the quarter due primarily to increased legal and litigation related costs including the $200 million provision related to fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as a securities suit brought by shareholders (See note 4).

The decrease in other income for the quarter was due to decreased investment income due to both lower interest rates and lower invested funds, increased interest expense due to higher borrowing levels, decreased equity in earnings of unconsolidated affiliates, and a decrease due to the prior year's $15 million gain on the sale of the Company's Supreme Sugar subsidiary. These decreases were partially offset by increased gains on marketable securities transactions.

The decrease in income taxes for the quarter was a result of lower pretax earnings offset by a higher effective income tax rate. The increase in the Company's effective income tax rate to 95 percent for the quarter compared to an effective rate of 34 percent last year is due primarily to the non-deductibility for income tax purposes of a portion of the Company's fines and litigation settlements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company continued to show substantial liquidity with working capital of $2.2 billion, including cash and marketable securities net of short-term debt of $1.3 billion. Capital resources remained strong as the Company's net worth at quarter-end was $6.1 billion. The Company's ratio of long-term liabilities to total capital at September 30, 1996 was approximately 23 percent.

As discussed in note 4 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice have been conducting investigations into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup product lines. The Company has been informed that two of its former executive officers are also targets of the lysine investigation and that indictments are being considered against them. On October 15, 1996, the Company pled guilty to engaging in anticompetitive conduct in connection with the sale of lysine and citric acid and agreed to pay the United States $100 million in fines. The agreement brings to a close all Department of Justice investigations against the Company, including the investigation with respect to high fructose corn syrup. In addition, related civil class actions have been filed against the Company which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in note 4 to the unaudited consolidated financial statements, the Company has agreed to settle certain civil class action suits involving lysine antitrust, citric acid antitrust and federal securities law litigation. The Company has made a $200 million provision in the quarter ended September 30, 1996 sufficient to cover such fines and settlements and related costs and expenses. Because of the early stage of the other putative class actions, including those related to high fructose corn syrup, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.


8
        PAGE 9
PART II - OTHER INFORMATION

        Item 1. Legal Proceedings

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

        A federal grand jury in the Northern District of Illinois has been conducting an investigation into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, an amino acid feed additive used in poultry and swine feed. A federal grand jury in San Francisco has been investigating possible antitrust violations by the Company with respect to the sale of citric acid, an organic acid used in various foods, beverages and other products. A federal grand jury in Atlanta has been investigating possible antitrust violations by the Company with respect to the sale of the Company's high fructose corn syrup product line. Each of these investigations has been under the direction of the United States Department of Justice. The Company has been informed that two of its former executive officers, Michael D. Andreas and Terrance S. Wilson, are also targets of the lysine investigation in Chicago and that indictments are being considered against them.

        On October 15, 1996, the Company pled guilty to a two count information in the Northern District of Illinois pursuant to an agreement with the Department of
        Justice. This information states that the Company engaged in anticompetitive conduct in connection with the sale of lysine and citric acid. In connection with its agreement the Company will pay the United States a fine of $70 million with respect to lysine and $30 million with respect to citric acid. This agreement constitutes a global resolution of all matters between the United States Department of Justice and the Company and brings to a close all Department of Justice investigations of the Company, including the federal grand jury's investigation with respect to high fructose corn syrup in Atlanta.

        The Company's agreement with the Department of Justice further obligates the Company to cooperate with the government's continued investigation with respect to possible violations by others of federal antitrust laws and related matters in the food additives industry. Under the agreement, the Department of Justice agrees not to bring any action against any director, officer or employee of the Company (or its subsidiaries or affiliates), other than Michael D. Andreas and Terrance
        S. Wilson, involving the sale or production of any product sold or produced by the Company's BioProducts Division, Animal Health and Nutrition Division, Food Additives Division, or Sweetener Group or for any
        action which was or is the subject of pending investigations in the Central District of Illinois and the Southern District of Alabama. Mr. Andreas, who no longer serves as an officer of the Company, requested and was granted a temporary administrative leave from the Company. Mr. Wilson has retired from the Company for medical reasons.

        Following public announcement in June 1995 of the government's antitrust investigation, the Company and certain of its then current directors and executive officers were named as defendants in at least seventeen putative class action suits on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name In Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class. On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois (wherein it now bears the caption E. M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al. v. Archer-Daniels-Midland Co., et al., Case Number 95-2287) where it was further consolidated with three similar actions also pending in the Central District. The Company and the individual defendants have moved to dismiss this consolidated complaint. On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in which among other things, the Company
 9
        PAGE 10
        Item 1.   Legal Proceedings--Continued

        agreed to pay $30 million to members of the class, without admitting the alleged violations of law.
        Formal papers seeking court approval of the settlement are expected to be filed soon.

        The Company, along with other companies, has been named as a defendant in at least twenty-nine putative class action antitrust suits involving the sale of high fructose corn syrup. At least twenty-two of those actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. One such action was filed on July 21, 1995 in the United States District Court for the Northern District of Alabama and is encaptioned Golden Eagle, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-B-1888-J. This and other similar actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The Company, along with other companies, also has been named as a defendant in at least six putative class action antitrust suits filed in California state court and at least one putative class action antitrust suit filed in Alabama state court involving the sale of high fructose corn syrup. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. Two of the California putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned St. Stan's Brewing Co. v Archer-Daniels-Midland Co. et al., Civil Action No. 37237. The other four California putative classes comprise certain indirect purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and
        Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17.
        10

        PAGE 11
          Item 1.   Legal Proceedings--Continued

        The Company was named as a defendant in at least twenty putative class action antitrust suits involving the sale of lysine. Six of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of lysine for certain periods in the 1990s. One such action was filed on August 9, 1995 in the United States District for the Northern District of Illinois and is encaptioned K&L Feeds v. Archer-Daniels-Midland Co., Civil Action No. 95-C-4587. This and other similar actions have been transferred to the United States District Court for the Northern District of Illinois and consolidated as In Re Amino Acid Lysine Antitrust Litigation, MDL No. 1083 and Master File No. 95-7679. On April 4, 1996, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $25 million to members of the class, without admitting the alleged violations of law. This settlement agreement has been approved by the court and certain objectors to the settlement have appealed the final order of approval to the United States Court of Appeals for the Seventh Circuit. The Company also has been named as a defendant in at least one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned Purina Mills, Inc., et al. v Archer-Daniels-Midland Co., Civil Action No. 95-CV-2227. It alleges violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The Company also has been named as a defendant in at least six putative class action antitrust suits filed in California state court, at least two putative class action antitrust suits filed in Alabama state court, at least two putative class action antitrust suits filed in Minnesota state court, at least one putative class action antitrust suit filed in Georgia state court, at least one putative class action antitrust suit filed in Tennessee state court and at least one putative class action antitrust suit filed in Michigan state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief.
        The putative classes in the California actions comprise certain indirect purchasers of lysine in the State of California during certain periods in the 1990s. One such action was filed on September 29, 1995 in the Superior Court of the County of San Diego, California, and is encaptioned Equine Competition Products, Inc. v. Archer-Daniels-Midland Co., Civil Action No. 693014.
        The Company has entered into an agreement with plaintiffs' counsel in the various California indirect purchaser actions, in which among other things, the Company agreed to pay $500,000 to certain members of the class, without admitting the alleged violations of law. This settlement received preliminary court approval on September 20 and final approval hearing on the proposed settlement will take place on November 21, 1996. The Alabama actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit
        Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. One Minnesota action alleges violations of the Minnesota, Tennessee, Wisconsin,
        South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine antitrust laws, including allegations that defendants conspired to maintain the price of lysine at artificially high levels, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers in the aforementioned states of lysine during the period June 1, 1992 through April 19, 1996. This action was filed on April 10, 1996 in the District Court for Renville County, Minnesota and is encaptioned Big Valley
        Milling, Inc. v. Archer-Daniels-Midland Co., et al.,
        No. C7-96-260. The other Minnesota action, encaptioned, United Mills v. Archer-Daniels-Midland Co., et al., No. 65-C2-96-215, and filed in the same court, seeks identical relief on behalf of certain indirect purchasers of lysine in all of the aforementioned states except Tennessee. The Georgia action,
        encaptioned Long v. Archer-Daniels-Midland Co., et al., Civil Action No. E-43829, and filed on December 13,
        1995 in Fulton County Superior Court, alleges a restraint of trade in violation of Georgia common law and the Georgia state RICO act. This action includes allegations that the defendants conspired to maintain the price of lysine at artificially high levels and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, punitive damages attorneys fees and costs, and other unspecified relief. The putative class in the action comprises certain indirect purchasers of lysine in the state of Georgia during the period January 1, 1990 until the present. The Company has moved to dismiss this action. The Tennessee action, encaptioned McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. The Michigan action, encaptioned Michigan Pork Producers Assn, et
        al. v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, and filed on September 25, 1996 in Kent
        County Circuit Court, alleges a restraint of trade in violation of the Michigan Antitrust Reform Act. This action includes allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued
        illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Michigan during the period July 1, 1991 through September 25, 1996.
        11
        PAGE 12
        Item 1.   Legal Proceedings--Continued

        The Company, along with other companies, has been named as a defendant in at least nine putative class action antitrust suits involving the sale of citric acid. Six of these actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. One such action was filed on August 18, 1995, in the United States District Court for the Northern District of California, and is encaptioned 7-Up Bottling Co. of Philadelphia, Inc. v. Archer-Daniels-Midland Co., et al, Civil Action No. 95-2963. Other similar actions have been transferred to this same court and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963(FMS). On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in which among other things, the Company agreed to pay $35 million to members of the class, without admitting the alleged violations of law. Formal papers seeking court approval of the settlement are expected to be filed soon. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436. The Company has moved to dismiss this action. The Company, along with other companies, also has been named as a defendant in at least two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of Los Angeles, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912.
        12
        PAGE 13
        Item 1.   Legal Proceedings --Continued

        The Company, along with other companies, has been named as a defendant in at least six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995.
        This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil
        Action No. 974120. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone
        County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as defendant in at least one putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1992 through February 26, 1996. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior
        Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The Company, along with other companies, has been named as a defendant in at least one putative class action antitrust suit filed in
        Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et
        al., Case No. 96-C-2029.
        13
        PAGE 14
        Item 1.   Legal Proceedings--Continued

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

        Also following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and at least fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 7, 1996.
        14
        PAGE 15
        Item 1.   Legal Proceedings--Continued

        The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting. The Court of Chancery dismissed this action on February 20, 1996, and the case is now on appeal in the Supreme Court of Delaware. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, and encaptioned Buckley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants moved to dismiss this action. The Court granted the motion to dismiss on June 6, 1996, and the case is now on appeal.

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

        Item 2.   Changes in Securities

             a)   In July, 1996, the Board of Directors
        declared a 5 percent stock dividend which was paid on September 16, 1996, to shareholders of record on August 19, 1996.

        Item 6.   Exhibits and Reports on Form 8-K

             a)   A Form 8-K was not filed during the quarter
        ended September 30, 1996.
15
        PAGE 16

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



Dated:  November 13, 1996
16