Form 10-Q
period 1997-02-13
ARCHER DANIELS MIDLAND CO
filed 1997-02-13
CIK 7084

PAGE 1

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

         Common Stock, no par value--543,277,011 shares
                       (January 31, 1997)
1
     PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                      1996                  1995
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income    $3,548,072   $3,415,05
                                                     8
Cost of products sold and other
operating
  costs                                 3,166,754    3,018,206
                                        _________    _________

     Gross Profit                        381,318      396,852

Selling, general and administrative      108,916      128,519
expenses
                                        _________    _________

     Earnings From Operations            272,402      268,333

Other income                              15,386       74,046
                                        _________    _________

     Earnings Before Income Taxes        287,788      342,379

Income taxes                              97,847      116,409
                                        _________    _________

     Net Earnings                       $  189,941   $  225,97
                                                     0
                                        =========    =========



Average number of shares outstanding     544,056      550,350

Net earnings per common share                 $.35
                                                     $.41

Dividends per common share                    $.05
                                                     $.048

See notes to consolidated financial statements.

2
     PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           SIX MONTHS ENDED
                                             DECEMBER 31,
                                      1996                 1995
                                      -------------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income   $6,937,44    $6,535,79
                                       6            6
Cost of products sold and other
operating
   costs                               6,191,064    5,814,613
                                       _________    _________

     Gross Profit                       746,382      721,183


Selling, general and administrative
   expenses                             415,312
                                                    227,240
                                       _________    _________

     Earnings From Operations           331,070
                                                    493,943

Other income                             34,827
                                                    95,561
                                       _________    _________

     Earnings Before Income Taxes       365,897      589,504

Income taxes                            172,403
                                                    200,432
                                       _________    _________

     Net Earnings                      $  193,49    $  389,07
                                       4            2
                                       =========    =========


Average number of shares outstanding    544,581      553,800

Net earnings per common share                $            $
                                       .36          .70

Dividends per common share                               $
                                       $.098        .071

See notes to consolidated financial statements.
3
     PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                       DECEMBER 31,    JUNE 30,
                                           1996          1996
                                       --------------------------
                                             (In thousands)

ASSETS
Current Assets
    Cash and cash equivalents                   $            $
                                          337,254      534,702
    Marketable securities                 555,902      820,147
    Receivables                         1,306,209    1,131,591
    Inventories                         2,199,435    1,790,636
    Prepaid expenses                      135,778      107,607
                                        _________   __________
                                                _

         Total Current Assets           4,534,578    4,384,683


Investments and Other Assets
    Investments in and advances to
      affiliates                        1,008,763      624,305
    Long-term marketable securities       958,638    1,092,969
    Other assets                          217,750      233,611
                                        _________   __________
                                                _

                                        2,185,151    1,950,885

Property, Plant and Equipment
     Land                                 115,627      114,542
     Buildings                          1,282,737    1,245,662
     Machinery and equipment            6,233,236    6,034,979
     Construction in progress             699,546      588,711
     Less allowances for
depreciation                           (4,034,270    (3,869,593
                                                )             )
                                        _________   __________
                                                _

                                        4,296,876    4,114,301
                                        _________   __________
                                                _

                                        $11,016,6   $10,449,86
                                               05            9
                                        =========   ==========
                                                =



See notes to consolidated financial statements.
4
     PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                         DECEMBER 31,   JUNE 30,
                                             1996         1996
                                        --------------------------
                                              (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $  171,914  $     -
  Accounts payable                       1,243,561      993,403
  Accrued expenses                         588,145      525,626
   Current maturities of long-term debt     126,957      114,522

                                        __________   __________

  Total Current Liabilities              2,130,577    1,633,551


Long-Term Debt                            1,984,735    2,002,979


Deferred Credits
  Income taxes                             564,867      562,362
  Other                                    106,194      106,165
                                        __________   __________


                                           671,061      668,527

Shareholders' Equity
  Common stock                           3,830,125    3,869,875
  Reinvested earnings                    2,400,107    2,274,937
                                        __________   __________

                                         6,230,232    6,144,812

                                        __________   __________

                                       $11,016,605  $10,449,869
                                        ==========   ==========

See notes to consolidated financial statements.
5
     PAGE 6
          ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                              SIX MONTHS ENDED
                                                DECEMBER 31,
                                          1996               1995
                                          -----------------------
                                               (In thousands)
Operating Activities
 Net earnings                                         $           $
                                               193,494     389,072
  Adjustments to reconcile to net cash
    provided by operations
      Depreciation and amortization                215,135     194,407
      Deferred income taxes                        (24,350)     58,938
      Amortization of long-term debt discount       14,056      12,434
      (Gain) loss on marketable securities
        transactions                           (48,272)   (67,811)
      Other                                         14,177    (27,206)
      Changes in operating assets and
liabilities
        Receivables                                 (159,998)   (92,723)
        Inventories                                 (405,795)  (891,458)
        Prepaid expenses                             (28,496)    (7,167)
        Accounts payable and accrued expenses         355,598    433,713
                                              ________    ________

        Total Operating Activities                   125,549       2,199

Investing Activities
  Purchases of property, plant and equipment   (400,249)  (354,510)
  Business acquisitions                         (44,091)   (26,120)
  Investments in and advances to affiliates    (334,164)   (56,482)
  Purchases of marketable securities           (688,349)  (279,702)
  Proceeds from sales of marketable            1,105,500    965,659
securities
  Other                                               -     (1,241)
                                              ________    ________
                                                     _

        Total Investing Activities                  (361,353)    247,604

Financing Activities
  Long-term debt borrowings                           -       6,305
  Long-term debt payments                       (18,024)    (8,434)
  Net borrowings under line of credit           171,914     296,336
agreements
  Purchases of treasury stock                   (63,212)  (187,948)
  Cash dividends and other                      (52,322)   (36,752)
                                              ________    ________
                                                     _

        Total Financing Activities                    38,356      69,507
                                              ________    ________
                                                     _

  Increase (Decrease) In Cash and Cash
Equivalents                                   (197,448)    319,310
Cash and Cash Equivalents Beginning of         534,702     454,593
Period
                                              ________    ________
                                                     _

  Cash and Cash Equivalents End of Period             $           $
                                               337,254     773,903
                                              ========    ========
                                                     =

See notes to consolidated financial statements.
6
       PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Note 2.   Other Income

                             THREE MONTHS ENDED SIX MONTHS ENDED
                               DECEMBER 31,       DECEMBER 31,
                             1996        1995   1996       1995
                           -------------------------------------
                              (In thousands)    (In thousands)
       Investment income  $ 30,348  $ 37,328  $ 69,215 $ 79,151
       Interest expense    (48,133)  (42,556)  (94,260)(82,633)
       Gain on marketable
        securities transactions17,983 67,181    48,284  67,869
       Equity in earnings of
        affiliates          13,666     8,936    11,675  13,343
       Other                 1,522     3,157       (87) 17,831
                            ______    ______    ______  ______

                          $ 15,386  $ 74,046    $34,827  $95,561
                              ======     ======  ======   ======

Note 3.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 16, 1996.


Note 4.Antitrust Investigation and Related Litigation

       A federal grand jury in the Northern District of Illinois has been conducting an investigation into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, an amino acid feed additive used in poultry and swine feed. A federal grand jury in the Northern District of California has been investigating possible antitrust violations by the Company with respect to the sale of citric acid, an organic acid used in various foods, beverages and other products. A federal grand jury in the Northern District of Georgia has been investigating possible antitrust violations by the Company with respect to the sale of the Company's high fructose corn syrup product line. Each of these investigations has been under the direction of the United States Department of Justice. Two former executive officers of the Company, Michael D. Andreas and Terrance S. Wilson, have been indicted in connection with the lysine investigation.

       On October 15, 1996, the Company pled guilty to a two count information in the Northern District of Illinois pursuant to an agreement with the Department of Justice. This information states that the Company engaged in anticompetitive conduct in connection with the sale of lysine and citric acid. In connection with its agreement the Company has paid the United States a fine of $70 million with respect to lysine and $30 million with respect to citric acid. This agreement constitutes a global resolution of all matters between the United States Department of Justice and the Company and brings to a close all Department of Justice investigations of the Company, including the federal grand jury's investigation with respect to high fructose corn syrup.

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

       On July 20, 1996, Federal District Court Judge Milton Shadur approved a settlement in the federal lysine class action antitrust suit filed in the Northern District of Illinois (consolidated as In Re Amino Acid Lysine Antitrust Litigation MDL No. 1083) and the Company has paid $25 million in full settlement thereof without admitting the alleged violations of law. Several plaintiffs opted out of this settlement and numerous state class action antitrust cases involving the sale of lysine remain pending. A non-class action federal antitrust suit involving the sale of lysine which was filed in November 1995 and encaptioned Purina Mills, Inc. et al. v. Archer-Daniels-Midland Co. was subsequently consolidated with In Re Amino Acid Lysine Antitrust Litigation and the Company recently settled this action, including plaintiffs who opted out of or objected to the settlement noted above, for an amount deemed not material. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal securities class action suit pending in the Central District of Illinois (G.M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al. v. Archer-Daniels-Midland Co., et al., Case Number 95-2287) in which among other things, the Company agreed to pay $30 million to members of the class without admitting
7
              PAGE 8

       the alleged violations of law. The court has preliminary approved the settlement. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal citric acid class action antitrust suit filed in the Northern District of California (consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Marten File No. C-95-2963 (FMS)) in which among other things, the Company agreed to pay $35 million to members of the class without admitting the alleged violations of law. Formal papers seeking court approval of the settlement recently have been filed. The Company has also entered into settlement agreements relating to certain state actions filed by indirect purchasers of lysine in which, among other things, the Company has agreed to pay amounts deemed not material to certain members of the class without admitting the alleged violations of law.

       The Company made a $200 million provision in the quarter ended September 30, 1996 to cover the fines, litigation settlements and related costs and expenses described above. Such provision is reflected in the Company's first quarter selling, general and administrative expenses. Because of the early stage of other putative class actions, including those related to high fructose corn syrup, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

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

       Shareholder derivative actions also have been filed against certain of the Company's directors and executive officers and nominally against the Company alleging that the individuals named as defendants breached their fiduciary duties to the Company and seeking monetary damages and other relief on behalf of the Company from the individuals named as defendants. The Company has moved to dismiss these derivative actions on the ground that they cannot be maintained unless the plaintiffs first brought their complaints to the Company's Board of Directors, which they did not.

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

OPERATIONS

Net sales and other operating income increased $133 million to $3.5 billion for the quarter and increased $401 million to $6.9 billion for the six months due primarily to increases in average selling prices of 5 percent and 9 percent, respectively. These increases were partially offset by decreases in volume of products sold of 1 percent for the quarter and 3 percent for the six months. A summary of net sales and other operating income by classes of products and services is as follows:



                              THREE MONTHS        SIX MONTHS
                                  ENDED             ENDED
                              DECEMBER 31,       DECEMBER 31,
                             1996      1995     1996     1995
                             _______________    ______________
                             ___                ___
                              (In millions)     (In millions)
 Oilseed products            $ 2,276  $ 2,07    $ 4,385 $ 3,929
                                      3
 Corn products                  596     674      1,165   1,290
 Wheat and other milled         424     429        874     831
 products
 Other products and             252     239        513     486
 services
                             ______   ______    ______  ______
                             $ 3,548  $ 3,41    $ 6,937 $ 6,536
                                      5
                             ======   ======    ======  ======

9
     PAGE 10
Sales of oilseed products increased 10 percent for the quarter and 12 percent for the six months due principally to higher average selling prices reflecting the higher cost of raw materials. Sales volumes of oilseed products were 4 percent higher for the quarter and 1 percent higher for the six months reflecting relatively strong protein meal demand from both the domestic and export markets. Sales of corn products decreased 12 percent for the quarter and 10 percent for the six months due primarily to decreased sales volumes of fuel alcohol as reduced corn supplies and the resulting higher cost of corn resulted in the Company reducing its grind. Average selling prices of corn products were up 6 percent for both the quarter and six month periods due to the good demand for the Company's fuel, beverage and industrial alcohol as well as for the Company's bioproducts, including lysine, threonine and MSG. Sales of wheat and other milled products decreased 1 percent for the quarter due principally to decreased sales volumes reflecting reduced export flour demand and increased production capacity in the industry. For the six month period, sales of wheat and other milled products increased 5 percent due principally to increased average selling prices reflecting the higher cost of raw materials. This average selling price increase was partially offset by decreased sales volumes.

Cost of products sold and other operating costs increased $149 million for the quarter to $3.2 billion and increased $376 million for the six months to $6.2 billion due primarily to increased average raw material commodity prices and increased energy costs. These price increases were partially offset by the decrease in volume of product sold.

Gross profit declined $15 million to $381 million for the quarter as lower merchandising margins combined with the negative effect of increased energy costs on processing and transportation margins more than offset the effect of higher average selling prices versus increased raw material prices. For the six months gross profit increased $25 million to $746 million due primarily to the effect of higher selling prices versus increased raw material commodity prices partially offset by decreased sales volumes, lower merchandising margins and the negative effect of increased energy costs on processing and transportation margins.

Selling, general and administrative expenses decreased $20 million to $109 million for the quarter due primarily to decreased legal and litigation related expenses. For the six months, selling, general and administrative expense increased $188 million to $415 million due principally to increased legal and litigation related costs including the $200 million provision made in the first quarter of the fiscal year related to fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as a securities suit brought by shareholders (see note 4).

The decrease in other income for the quarter and six months was due principally to decreased gains on marketable securities transactions. To a lesser extent, other income decreased for the quarter and six months due to decreased investment income due to both lower interest rates and lower invested funds and increased interest expense due primarily to lower amounts of interest capitalized on construction projects. For the six months, the decrease in other income reflects the prior year's $15 million gain on the sale of the Company's Supreme Sugar subsidiary.

10
     PAGE 11
The decrease in income taxes for both the quarter and six months resulted primarily from lower pretax earnings. For the six months, this decrease was partially offset by a higher effective income tax rate. The increase in the Company's effective income tax rate to 47 percent for the six months compared to an effective rate of 34 percent last year was due primarily to the non-deductibility for income tax purposes of a portion of the Company's litigation settlements and fines. The Company's effective income tax rate of 34 percent for the quarter was comparable to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company continued to show substantial liquidity with working capital of $2.4 billion, including cash and marketable securities net of short-term debt of $721 million. Capital resources remained strong as the Company's net worth at quarter-end was $6.2 billion. The Company's ratio of long-term liabilities to total capital at December 31, 1996 was approximately 22 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice have been conducting investigations into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup product lines. Two former executive officers of the Company have been indicted in connection with the lysine investigation. On October 15, 1996, the Company pled guilty to engaging in anticompetitive conduct in connection with the sale of lysine and citric acid and agreed to pay the United States $100 million in fines. The agreement brings to a close all Department of Justice investigations against the Company, including the investigation with respect to high fructose corn syrup. In addition, related civil class actions have been filed against the Company which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in note 4 to the unaudited consolidated financial statements, the Company has agreed to settle certain civil class action suits involving lysine antitrust, citric acid antitrust and federal securities law litigation. The Company made a $200 million provision in the quarter ended September 30, 1996 sufficient to cover such fines and settlements and related costs and expenses. Because of the early stage of other putative class actions, including those related to high fructose corn syrup, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

                       ENVIRONMENTAL MATTERS

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

       LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

     The Company and certain of its current and former officers and directors are currently defendants in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company and the individual defendants named in these actions intend to vigorously defend the actions unless they can be settled on terms deemed acceptable to
     the parties.   The Company has paid and intends to
     continue to pay the legal expenses of its current and former officers and directors and to indemnify these persons with respect to these actions in accordance with
     Article X of the Bylaws of the Company.

     GOVERNMENTAL INVESTIGATIONS

     A federal grand jury in the Northern District of Illinois has been conducting an investigation into possible violations by the Company of federal antitrust laws and related matters with respect to the sale of lysine, an amino acid feed additive used in poultry and swine feed. A federal grand jury in the Northern District of California has been investigating possible antitrust violations by the Company with respect to the sale of citric acid, an organic acid used in various foods, beverages and other products. A federal grand jury in the Northern District of Georgia has been investigating possible antitrust violations by the Company with respect to the sale of the Company's high fructose corn syrup product line. Each of these investigations has been under the direction of the United States Department of Justice. Two former executive officers of the Company, Michael D. Andreas and Terrance S. Wilson, have been indicted in connection with the lysine investigation.

     On October 15, 1996, the Company pled guilty to a two count information in the Northern District of Illinois pursuant to an agreement with the Department of Justice. This information states that the Company engaged in anticompetitive conduct in connection with the sale of lysine and citric acid. In connection with its agreement the Company will pay the United States a fine of $70 million with respect to lysine and $30 million with respect to citric acid. This agreement constitutes a global resolution of all matters between the United States Department of Justice and the Company and brings to a close all Department of Justice
11
     PAGE 12
     Item 1.   Legal Proceedings--Continued

     investigations of the Company, including the federal grand jury's investigation with respect to high fructose corn syrup.

     The Company's agreement with the Department of Justice further obligates the Company to cooperate with the government's continued investigation with respect to possible violations by others of federal antitrust laws and related matters in the food additives industry.
     Under the agreement, the Department of Justice agrees not to bring any action against any director, officer or employee of the Company (or its subsidiaries or affiliates), other than Michael D. Andreas and Terrance
     S. Wilson, involving the sale or production of any product sold or produced by the Company's BioProducts Division, Animal Health and Nutrition Division, Food Additives Division, or Sweetener Group or for any action which was or is the subject of pending investigations in the Central District of Illinois and the Southern District of Alabama. Mr. Andreas, who no longer serves as an officer of the Company, requested and was granted a temporary administrative leave from the Company. Mr. Wilson has retired from the Company for medical reasons. There is no understanding or agreement as to what position, if any, Mr. Andreas may return to at the Company.

     As part of the agreement, the United States agreed not to bring further criminal charges against the Company or any of its subsidiaries or affiliates for any offense committed prior to the date of the agreement that was undertaken in furtherance of or in connection with any attempted or completed antitrust conspiracy involving the sale or production of any product by the Company's BioProducts Division, Animal Health and Nutrition Division, Food Additives Division, or Sweetener Group, or for any alleged offense which is or was the subject of any pending investigation of ADM. Although the immunity agreement excepted any criminal violations of the federal tax law from its scope, the agreement represented that ADM was not a subject of the investigation being conducted by the Fraud Section of the Criminal Division of the Department of Justice. The government further agreed not to prosecute any current officer, director, or employee of the Company or any of its subsidiaries or affiliates (other than Michael D. Andreas and Terrance S. Wilson) for any of the antitrust matters set forth above or for any alleged misappropriation of technology committed prior to the date of the agreement. The Company also agreed to cooperate with the government's investigations by: (i) providing non-privileged documents, information, and other materials; and (ii) securing, using its best efforts, the cooperation of any current director, officer, or employee of the company or its subsidiaries or affiliates (other than Michael D. Andreas and Terrance S. Wilson) for service of process, interviews, grand jury testimony, and trial testimony. The agreement also provided that if any current officer, director or employee failed to comply with the cooperation obligations as specified, the agreement not to prosecute those
12
     PAGE 13
     Item 1.   Legal Proceedings--Continued

     persons would be void. The full details of the plea agreement and the Company's cooperation obligations thereunder are set forth in the agreement, which is a matter of public record in 96-CR-00640.

     On February 12, 1997 the Company's three Mexican subsidiaries each received notice that the Mexican
     Federal Competition Commission has commenced an investigation in order to determine if, as a result of the Company's guilty plea in the United States, violations of the Mexican Federal Anti-trust Law have been committed relative to the marketing and sale of lysine in Mexico.

     SECURITIES LAWS CLASS ACTION

     Following public announcement in June 1995 of the government's antitrust investigation, the Company and certain of its then current directors and executive officers were named as defendants in seventeen putative class action suits filed on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were consolidated under the name In Re Archer-Daniels-Midland Company Securities Litigation, United States District Court, Northern District of Illinois, Civil Action No. 95-C-3979, and a consolidated complaint was filed on September 22, 1995. The consolidated complaint alleges that the defendants made material misrepresentations and omissions with respect to the Company and its operations and with respect to actions of the Company and its officers regarding antitrust violations, as a result of which market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleges that the conduct complained of violates federal securities laws. The plaintiffs request unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class. On October 31, 1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois (wherein it now bears the caption E. M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al.
     v. Archer-Daniels-Midland Co., et al., Case Number 95-
     2287). The three remaining actions, which originally were filed in the Central District of Illinois, also have been consolidated as part of the E.M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al.
     v. Archer Daniels Midland Co., et al., action. The Company and the individual defendants moved to dismiss this consolidated action. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in which among other things, the Company agreed to pay $30 million to members of the class, without admitting the alleged violations of law. The court has preliminary approved the settlement. Notice is being sent to members of the plaintiff class at this time, and a final approval hearing has been scheduled for April 11, 1997.
13
     PAGE 14
     Item 1.   Legal Proceedings--Continued

     HIGH FRUCTOSE CORN SYRUP ACTIONS

     The Company, along with other companies, has been named as a defendant in thirty antitrust suits involving the
     sale of high fructose corn syrup.   Twenty-nine of these
     actions have been brought as putative class actions.

     FEDERAL ACTIONS.    Twenty-two of  these putative class
     actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The parties are in the midst of discovery in this action.

     On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. The Company has not yet filed a responsive pleading.

      STATE ACTIONS.   The Company, along with other
     companies, also has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other five California putative classes comprise certain indirect purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and the other four indirect purchases actions have been coordinated before a single court in Stanislaus County, California. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court).

     The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 22, 1996, defendants moved to sever the non-Alabama claims and have them dismissed. This motion is still pending.
     14

     PAGE 15
     Item 1.   Legal Proceedings--Continued

     LYSINE CLASS ACTION

     The Company, along with other companies, has been named
     as a defendant in   twenty-one putative class action
     antitrust suits involving the sale of lysine.

     FEDERAL ACTIONS. Six of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers
     of lysine for certain periods in the 1990s.   These six
     actions were transferred to the United States District Court for the Northern District of Illinois and consolidated under the caption In Re Amino Acid Lysine Antitrust Litigation, MDL No. 1083 and Master File No. 95-7679. On April 4, 1996, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $25 million to members of the class, without admitting the alleged violations of law. Several plaintiffs opted out of this settlement. This settlement agreement was approved by the court and certain objectors to the settlement appealed the final order of approval to the United States Court of Appeals for the Seventh Circuit. That appeal subsequently was dismissed.

     The Company, along with other companies also was named as a defendant in one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned Purina Mills, Inc., et al. v Archer-Daniels-Midland Co., Civil Action No. 95-CV-2227. It alleges violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. This action was subsequently consolidated with In Re Amino Acid Lysine Antitrust Litigation and the Company recently settled this action, including plaintiffs who opted out of or objected to the settlement noted above, for an amount deemed not material.

     The Company, along with other companies, also has been named a defendant in a nationwide federal class action brought on behalf of consumers of certain poultry products during the period 1992 through 1996. This action alleges violations of the federal antitrust laws, including allegations that the defendants unlawfully fixed the price of lysine, and requests $300 million in treble damages. On January 17, 1997, the court dismissed the action without prejudice after plaintiff requested a voluntary dismissal. This action is encaptioned Silvious
     v. Archer-Daniels-Midland Co., et al., No. 96-0128(H) and was filed on November 18, 1996 in federal court in the Western District of Virginia.


     15

     PAGE 16
     Item 1.   Legal Proceedings--Continued

     STATE ACTIONS.   The Company also has been named as a
     defendant, along with other companies, in six putative class action antitrust suits filed in California state court, two putative class action antitrust suits filed in Alabama state court, two putative class action antitrust suits filed in Minnesota state court, one putative class action antitrust suit filed in Georgia state court, one putative class action antitrust suit filed in Tennessee
     state court and   two putative class action antitrust
     suits filed in Michigan state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative classes in the California actions comprise certain indirect purchasers of lysine in the State of California during certain
     periods in the 1990s.   These six actions were
     consolidated before the Superior Court for San Francisco County under the caption Feedstuffs Processing Co. v. Archer Daniels Midland Co, et al., Case No. 974597. The Company has entered into an agreement with plaintiffs' counsel in these California actions, in which among other things, the Company agreed to pay $500,000 to certain members of the class, without admitting the alleged violations of law. This settlement has received final court approval. The two Alabama actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336. The parties are in the midst of discovery in this action. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action. One Minnesota action alleges violations of certain laws of the states of Minnesota, Tennessee, Wisconsin, South Dakota, North Dakota, Kansas, Louisiana, Michigan, Maine, Arizona, Florida, Mississippi, New Mexico, North Carolina and West Virginia, and the District of Columbia, including allegations that defendants conspired to maintain the price of lysine at artificially high levels, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers in the aforementioned states of lysine during the period June 1, 1992 through April 19, 1996. This action was filed on April 10, 1996 in the District Court for Renville County, Minnesota and is encaptioned Big Valley Milling, Inc. v. Archer-Daniels-Midland Co., et al., No. C7-96-260. The other Minnesota action, encaptioned, United Mills v. Archer-Daniels-Midland Co., et al., No. 65-C2-96-215, and filed in the same court, seeks identical relief on behalf of certain indirect purchasers of lysine in all of the aforementioned states. On September 30, 1996, the Company moved to dismiss the non-Minnesota claims in the two Minnesota actions and moved for summary judgment on all claims in these actions. That motion is currently pending. On February 5, 1997, the Company entered into an agreement with plaintiffs' counsel in the Minnesota actions, in which among other things, the Company agreed to pay $1 million to certain members of the putative classes, without admitting the alleged violations of law. The parties are in the process of obtaining court approval of this agreement. The Georgia action, encaptioned Long v. Archer-Daniels-Midland Co., et al., Civil Action No. E-43829, and filed on December 13, 1995 in Fulton County Superior Court, alleges a restraint of trade in violation of Georgia common law and the Georgia state RICO act. This action includes allegations that the defendants conspired to maintain the price of lysine at artificially high levels and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, punitive damages attorneys fees and costs, and other unspecified relief. The putative class in the action comprises certain indirect purchasers of lysine in the state of Georgia during the period January 1, 1990 until the present. On December 19, 1996, the Court granted the Company's motion to dismiss this action. The Tennessee action, encaptioned McCormack Farms
     v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. The Company has not yet filed a
     responsive pleading.   The Michigan actions allege a
     restraint of trade in violation of the Michigan Antitrust Reform Act and include allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of lysine within the State of Michigan during certain periods in the 1990s. One such action, encaptioned Michigan Pork Producers Assn, et al.
     v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, was filed on September 25, 1996 in Kent County Circuit Court. The second action, encaptioned Bacon Acres v. Archer Daniels Midland Co., et al., No P23920, was filed on September 24, 1996 in the Circuit Court for the County of Washtenaw, Michigan. The Company has not yet filed a responsive pleading in either action.
     16
     PAGE 17
     Item 1.   Legal Proceedings--Continued

     CITRIC ACID CLASS ACTIONS
     The Company, along with other companies, has been named as a defendant in ten putative class action antitrust suits involving the sale of citric acid.

     FEDERAL ACTIONS.    Six of these actions allege
     violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain
     periods in the 1990s.      These six actions have been
     transferred to the United States District Court for the Northern District of California and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963(FMS). On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in this consolidated action in which among other things, the Company agreed to pay $35 million to members of the class, without admitting the alleged violations of law. Formal papers seeking court approval of the settlement recently have been filed.

     STATE ACTIONS.   The Company, along with other companies,
     also has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912.
     The second action was filed on June 28, 1996 in San Francisco County Superior Court and is encaptioned Wignall v. Archer Daniels Midland Co., et al., Civil Action No. 979360. These actions recently have been coordinated before a single court in San Francisco, County, California. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama, Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al. v. Archer-Daniels-Midland Co., et al., No.[]
     17
     PAGE 18
     Item 1.   Legal Proceedings --Continued

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The parties are in the midst of discovery in this action. The Company, along with other companies, also has been named as defendant in a putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1992 through February 26, 1996. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. The parties are in the midst of discovery in this action. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The parties are in the midst of discovery in this action. The Company, along with other companies, has been named as a defendant in at least one putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. The parties are in the midst of discovery in this action.
     18
     PAGE 19
     Item 1.   Legal Proceedings--Continued

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995 Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted above, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 7, 1996. That motion is currently pending. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November 19, 1996. ADM moved to dismiss the complaint on December 12, 1996. That motion is currently pending.
     19
     PAGE 20
     Item 1.   Legal Proceedings--Continued

     DELAWARE STATE LAW/FEDERAL SECURITIES LAWS ACTIONS

     The Company and its directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders. The Delaware Court of Chancery dismissed this action on February 20, 1996, and the case is now on appeal in the Supreme Court of Delaware. The Company and its directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States District Court for the Central District of Illinois, and encaptioned Buckley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants moved to dismiss this action. The Court granted the motion to dismiss on June 6, 1996, and the case is now on appeal.

     As described in the notes to financial statements and management's discussion of operations in prior Form 10-Q's, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions described above, including those related to high fructose corn syrup, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

     Item 4. Submission of matters to a vote of Security
     Holders:

     The Annual Meeting of Shareholders was held on October 17, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:
     20
PAGE 21


Nominee           Shares Cast     Shares
 For                         Withheld
D. O. Andreas     403,996,052         48,693,195
G. O. Coan        405,231,972         47,457,275
L. W. Andreas     403,308,001         49,381,246
S. M. Archer, Jr. 403,949,593         48,739,654
J. K. Vanier      405,020,884         47,668,363
R. R. Burt        409,209,821         43,479,426
O. G. Webb        404,908,866         47,780,381
F. R. Johnson     407,471,039         45,218,208
R. S. Strauss     404,348,243         48,341,004
M. B. Mulroney    404,638,775         48,050,472
J. R. Block       409,166,611         43,522,636
M. H. Carter      405,769,429         46,919,818

There were no abstentions or broker non-votes regarding the election of directors.


The shareholder proposal relative to the Adoption of an Incentive Stock Option Plan was ratified as follows:

            For               Against         Abstain

        316,897,743         133,112,790      2,678,714

The shareholder proposal relative to the Adoption of a Stock
Unit Plan for Nonemployee Directors was ratified as follows:

            For               Against         Abstain

        428,385,363         21,489,262       2,814,622

The appointment by the Board of Directors of Ernst & Young LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending June 30, 1997 was ratified as follows:

            For               Against         Abstain

        448,865,995         2,811,267        1,011,985

The shareholder proposal relative to the Adoption of Stockholder's Proposal No. 1 (Board Diversity) was defeated as follows:

            For               Against         Abstain

        68,968,589          291,887,583      13,698,419

The shareholder proposal relative to the Adoption of Stockholder's Proposal No. 2 (Cumulative Voting) was defeated as follows:

            For               Against         Abstain

        91,366,745          275,195,548      7,992,298

The shareholder proposal relative to the Adoption of Stockholder's Proposal No. 3 (Confidential Voting) was defeated as follows:

            For               Against         Abstain

        167,623,514         199,840,343      7,090,734

The shareholder proposal relative to the Adoption of Stockholder's Proposal No. 4 (Independent Board) was defeated as follows:

            For               Against         Abstain

        153,320,313         215,348,980      5,885,298

The shareholder proposal relative to the Adoption of Stockholder's Proposal No. 5 (Director Liability) was defeated as follows:

            For               Against         Abstain

        44,913,954          314,568,679      15,071,958


Item 6. Exhibits and Reports on Form 8-K

a)  Notice of annual meeting and proxy statement dated
September 26, 1996 incorporated as an exhibit herein by reference.

b)  A Form 8-K was not filed during the quarter ended December
31, 1996.
21
       PAGE 22
                          SIGNATURES

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



Dated:  February 13, 1997