Form 10-Q
period 1997-04-15
ARCHER DANIELS MIDLAND CO
filed 1997-05-15
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period _______________ TO ____________________

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

          Common Stock, no par value - 533,417,633 shares
                        (April 30, 1997)
1
     PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                       THREE MONTHS ENDED
                                              MARCH 31,
                                      1997             1996
                                     -----------------------
                                       (In thousands, except
                                         per share amounts)
Net sales and other operating income  $3,465,955   $3,486,665
Cost of products sold and other
 operating costs                       3,254,675    3,147,794
                                       _________    _________

    Gross Profit                         211,280      338,871

Selling, general and administrative      114,674      120,959
expenses
                                        _________    _________

    Earnings From Operations              96,606      217,912

Other income (expense)                   (3,928)       29,489
                                        _________    _________

    Earnings Before Income Taxes          92,678      247,401

Income taxes                              31,511       84,116
                                        _________    _________

    Net Earnings                        $ 61,167   $  163,285
                                        =========    =========



Average number of shares outstanding    541,331      546,852

Net earnings per common share              $.11         $.30

Dividends per common share                 $.05        $.048

See notes to consolidated financial statements.
2
     PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          NINE MONTHS ENDED
                                              MARCH 31,
                                      1997              1996
                                      -----------------------
                                        (In thousands, except
                                          per share amounts)

Net sales and other operating income  $10,403,401 $10,022,461
Cost of products sold and other
operating costs                         9,445,739   8,962,407
                                        _________   _________

    Gross Profit                          957,662   1,060,054

Selling, general and administrative       529,986     348,199
expenses
                                        _________    _________

    Earnings From Operations              427,676     711,855

Other income                               30,899     125,050
                                        _________    _________

    Earnings Before Income Taxes          458,575     836,905

Income taxes                              203,914     284,548
                                        _________    _________

    Net Earnings                        $ 254,661   $ 552,357
                                        =========    =========


Average number of shares outstanding      543,509     551,505

Net earnings per common share                $.47       $1.00

Dividends per common share                  $.148       $.119

See notes to consolidated financial statements.
3
     PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          MARCH 31,     JUNE 30,
                                             1997         1996
                                      -------------------------
                                            (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents           $   632,549  $  534,702
    Marketable securities                   230,668     820,147
    Receivables                           1,356,393   1,131,591
    Inventories                           2,463,801   1,790,636
    Prepaid expenses                        130,666     107,607
                                         __________   _________

         Total Current Assets             4,814,077   4,384,683


Investments and Other Assets
    Investments in and advances to        1,043,082     624,305
affiliates
    Long-term marketable securities         921,334   1,092,969
    Other assets                            229,383     233,611
                                         __________  __________

                                         2,193,799    1,950,885

Property, Plant and Equipment
     Land                                  117,553      114,542
     Buildings                           1,388,802    1,245,662
     Machinery and equipment             6,693,832    6,034,979
     Construction in progress              798,962      588,711
     Less allowances for depreciation   (4,372,814)  (3,869,593)
                                         __________   _________

                                         4,626,335    4,114,301
                                       ___________  ___________

                                       $11,634,211  $10,449,869
                                       ==========   ===========



See notes to consolidated financial statements.
4
     PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           MARCH 31,     JUNE 30,
                                             1997          1996
                                           ----------------------
                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $ 765,847    $   -
  Accounts payable                         1,103,225      993,403
  Accrued expenses                           612,861      525,626
  Current maturities of long-term debt       125,231      114,522
                                           __________   __________

     Total Current Liabilities             2,607,164    1,633,551

Long-Term Debt                             2,327,931    2,002,979

Deferred Credits
  Income taxes                               564,340      562,362
  Other                                      110,196      106,165
                                           __________   __________

                                             674,536      668,527

Shareholders' Equity
  Common stock                             3,702,008    3,869,875
  Reinvested earnings                      2,322,572    2,274,937
                                           __________   __________

                                           6,024,580    6,144,812
                                           __________   __________

                                          11,634,211  $10,449,869
                                          ==========   ==========

 See notes to consolidated financial statements.
 5
      PAGE 6
          ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                 NINE MONTHS ENDED
                                                     MARCH, 31
                                               1997              1996
                                               ----------------------
                                                   (In thousands)
Operating Activities
 Net earnings                               $  254,661        $ 552,357
 Adjustments to reconcile to net cash
  provided by operations
       Depreciation and amortization           325,576          288,814
       Deferred income taxes                   (18,961)          62,448
       Amortization of long-term debt discount  21,407           18,864
       (Gain)loss on marketable securities     (59,549)         (87,637)
        transactions
      Other                                      4,563          (34,023)
    Changes in operating assets and liabilities
     Receivables                                (21,122)       (178,385)
     Inventories                               (350,611)       (643,295)
      Prepaid expenses                          (17,609)            236
      Accounts payable and accrued expenses     (25,798)        307,195
                                                ________        ________

      Total Operating Activities                112,557         286,574

Investing Activities
 Purchases of property, plant and equipment    (590,476)       (522,383)
 Business acquisitions                         (332,178)        (27,904)
 Investments in and advances to affiliates     (387,909)        (61,147)
 Purchases of marketable securities            (781,811)       (514,610)
 Proceeds from sales of marketable securities 1,511,897       1,150,881
 Other                                               -           (1,241)
                                               ________        ________

    Total Investing Activities                 (580,477)         23,596

Financing Activities
 Long-term debt borrowings                      347,855          15,093
 Long-term debt payments                        (21,364)        (15,084)
 Net borrowings under line of credit agreements 516,272          89,292
 Purchases of treasury stock                   (198,498)       (224,099)
 Cash dividends and other                       (78,498)        (59,745)
                                               ________        ________

    Total Financing Activities                  565,767        (194,543)
                                               ________        ________

 Increase In Cash and Cash Equivalents           97,847          115,627
Cash and Cash Equivalents Beginning of          534,702          454,593
Period
                                               ________         ________

 Cash and Cash Equivalents End of Period      $ 632,549        $ 570,220
                                               ========         ========

See notes to consolidated financial statements.
6
     PAGE 7
           ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

           In February 1997, the Financial Accounting
       Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not have a material effect on the Company's reported EPS.

Note 2.   Other Income (Expense)

<CAPTI0N>

                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                   MARCH 31,      MARCH 31,
                                1997     1996   1997     1996
                                -------------   --------------
                                 (In thousands)  (In thousands)
Investment income             $30,045  $38,292  $ 99,260 $117,443
Interest expense              (48,502) (44,024) (142,762)(126,657)
Gain (loss) on marketable
 securities transactions        11,282  19,929   59,566   87,798
Equity in earnings of            4,853  13,315   16,528   26,658
affiliates
Other                          (1,606)   1,977  (1,693)   19,808                               -----   ------   ------  -------
                              $(3,928) $29,489 $30,899  $125,050
                                =====   ======   ======  =======

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

       On October 15, 1996, the Company pled guilty to a two count information in the Northern District of Illinois pursuant to an agreement with the Department of Justice. This information states that the Company engaged in anticompetitive conduct in connection with the sale of lysine and citric acid. In connection with its agreement, the Company has paid the United States a fine of $70 million with respect to lysine and $30 million with respect to citric acid. This agreement constitutes a global resolution of all matters between the United States Department of Justice and the Company and brings to a close all Department of Justice investigations of the Company, including the federal grand jury's investigation with respect to high fructose corn syrup.

       Following public announcement in June 1995 of these investigations, the Company and certain of its then current directors and executive officers were named as defendants in a number of putative class action suits for alleged violations of federal securities laws on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. The Company, along with other domestic and foreign companies, has been named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid, and high fructose corn syrup. The plaintiffs generally request unspecified compensatory damages, costs, expenses and unspecified relief. The Company and the individuals named as defendants intend to vigorously defend these class actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted, as discussed below, and could result in the Company being subject to monetary damages, other sanctions and expenses.
8
     PAGE 9

       On July 20, 1996 Federal District Court Judge Milton Shadur approved a settlement in the federal lysine class action antitrust suit filed in the Northern District of Illinois (consolidated as In Re Amino Acid Lysine Antitrust Litigation MDL No. 1083) and the Company has paid $25 million in full settlement thereof without admitting the alleged violations of law. Several plaintiffs opted out of this settlement and numerous state class action antitrust cases involving the sale of lysine remain pending. A non-class action federal antitrust suit involving the sale of lysine which was filed in November 1995 and encaptioned Purina Mills, Inc. et al. v. Archer-Daniels-Midland Co. was subsequently consolidated with In Re Amino Acid Lysine Antitrust Litigation and the Company settled this action, including plaintiffs who opted out of or objected to the settlement noted above, for an amount deemed not material. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal securities class action suit pending in the Central District of Illinois (G.M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992, et al. v. Archer-Daniels-Midland Co., et al., Case Number 95-2287) in which among other things, the Company agreed to pay $30 million to members of the class without admitting the alleged violations of law. On April 11, 1997, the court granted final approval of this settlement. On September 27, 1996, the Company entered into an agreement with counsel for the plaintiff class in the consolidated federal citric acid class action antitrust suit filed in the Northern District of California (consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Marten File No. C-95-2963 (FMS)) in which among other things, the Company agreed to pay $35 million to members of the class without admitting the alleged
       violations of law.    On March 3, 1997, the court
       preliminarily approved the settlement and the final approval hearing is set for July 21, 1997. Under the terms of the settlement agreement, the Company has the right to rescind the agreement if plaintiffs elect to opt out of the class and those plaintiffs have combined citric acid purchases from the Company during the class period that exceed 25% of the Company's total citric acid sales during such period. Based on the opt out notices that the Company is aware of to date, the Company may, at its option, rescind the settlement agreement on or before May 19, 1997. The Company has also entered into settlement agreements relating to certain state actions filed by indirect purchasers of lysine in which, among other things, the Company has agreed to pay amounts deemed not material to certain members of the class without admitting the alleged violations of law.

       The Company made a $200 million provision in the quarter ended September 30, 1996 to cover the fines, litigation settlements and related costs and expenses described above. Such provision is reflected in the Company's first quarter selling, general and administrative expenses. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

       The Company and its directors also have been named as defendants in two putative class action suits, one of which alleges violations of Delaware state law and a similar case in District Court in Illinois which alleges violations of federal securities laws. Both cases seek invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its 1995 Annual Meeting of Shareholders. The case relating to violations of Delaware law has been dismissed and is now on appeal in the Supreme Court of Delaware.
9
     PAGE 10
           ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

       The case filed in Federal District Court in Illinois has likewise been dismissed and the Seventh Circuit Court of Appeals has recently dismissed an appeal.

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

       The Company from time to time, in the ordinary course of business, is named as a defendant in various other lawsuits. In the Company's opinion, the gross liability from such other lawsuits, including environmental exposure, with or without insurance recoveries is not considered to be material to the Company's consolidated financial condition or results of operations.
10
     PAGE 11
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES


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

OPERATIONS

Net sales and other operating income decreased 1 percent for the quarter to $3.5 billion due primarily to a 1 percent decrease in volume of products sold. For the nine months, net sales and other operating income increased $381 million to $10.4 billion due principally to a 6 percent increase in average selling prices partially offset by a 2 percent decrease in volume of products sold. A summary of net sales and other operating income by classes of products and services is as follows:

                             THREE MONTHS        NINE MONTHS
                                 ENDED             ENDED
                               MARCH 31,          MARCH 31,
                             1997    1996       1997   1996
                             _______________    ______________
                              (In millions)      (In millions)
 Oilseed products            $2,244   $2,126    $6,629   $6,055
 Corn products               524      647       1,689    1,937
 Wheat and other milled      371      416       1,245    1,247
 products
 Other products and          327      298       840      783
 services
                             -----    -----     ------   ------
                             $3,466   $3,487    $10,403  $10,02
                                                         2
                             =====    =====     ======   ======
11
     PAGE 12
Sales of oilseed products increased 6 percent for the quarter due principally to higher sales volumes reflecting strong domestic protein meal and oil demand. For the nine months, sales of
oilseed products increased 9 percent due primarily to higher average selling prices reflecting the higher cost of raw
materials. Sales of corn products decreased 19 percent for the quarter and 13 percent for the nine months due primarily to
decreased sales volumes of fuel alcohol as reduced corn supplies and the resulting higher cost of corn resulted in the Company reducing its production of fuel alcohol. Average selling prices of corn products were up 1 percent for the quarter and 4 percent for the nine months due to the good demand for the Company's fuel alcohol and bioproducts, including lysine and threonine. These average selling price increases were partially offset by lower average selling prices for the Company's sweetener products as a result of the start-up of new corn wet milling facilities and the resulting overcapacity in the market place. Sales of wheat and other milled products decreased 11 percent for the quarter due to both decreased average selling prices and decreased sales volumes reflecting reduced export flour demand and excess milling
capacity in the industry. For the nine months, sales of wheat and other milled products were virtually unchanged as a 3 percent increase in average selling prices reflecting the increase in raw material costs was offset by a 3 percent decrease in sales volume reflecting reduced demand and excess milling capacity. The
increase in other products and services was due principally from the sales related to the Company's recently acquired cocoa
business.

Cost of products sold and other operating costs increased $107 million for the quarter to $3.3 billion and increased $483 million for the nine months to $9.4 billion due primarily to increased average raw material commodity prices, increased energy costs and costs related to recently acquired operations. These increases were partially offset by the decrease in volume of products sold.

Gross profit declined $128 million to $211 million for the quarter due to the net effect of increased raw material costs versus higher sales prices and decreased merchandising and transportation margins. For the nine months, gross profit declined $102 million to $958 million due to decreased merchandising and transportation margins, decreased sales volumes and the net effect of increased raw material costs versus higher sales prices.

Selling, general and administrative expenses decreased $6 million to $115 million for the quarter due primarily to decreased legal and litigation related expenses which were partially offset by $6 million of increases attributable to recently acquired operations. For the nine months, selling, general and administrative expense increased $182 million to $530 million due principally to increased legal and litigation related costs including the $200 million provision made in the first quarter of the fiscal year related to fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as a securities suit brought by shareholders (see note 4).

The decrease in other income for the quarter and nine months was due principally to decreased gains on marketable securities transactions. To a lesser extent, other income decreased for the quarter and nine months due to decreased investment income due to both lower invested funds and lower interest rates, decreased equity in earnings of affiliates and increased interest expense due to both lower amounts of interest capitalized on construction projects and increased levels of borrowing. For the nine months, the decrease in other income reflects the prior year's $15 million gain on the sale of the Company's Supreme
Sugar subsidiary.

The decrease in income taxes for both the quarter and the nine months resulted primarily from lower pretax earnings. For the nine months, this decrease was partially offset by a higher effective income tax rate. The increase in the Company's effective income tax rate to 44 percent for the nine months compared to an effective rate of 34 percent last year was due primarily to the non-deductibility for income tax purposes of a portion of the Company's litigation settlements and fines. The
Company's effective income tax rate of 34 percent for the quarter was comparable to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1997, the Company's cash and marketable securities net of short-term debt decreased $1.3 billion to $97 million, working capital decreased $544 million to $2.2 billion and shareholders' equity decreased $120 million to $6 billion. These decreases reflect investments in property, plant and equipment expansions, investments in affiliates, business acquisitions, and purchases of the Company's common stock. During the quarter, the Company issued $350 million of
7.5 percent debentures due in 2027. The Company's ratio of long-term liabilities to total capital at March 31, 1997 was approximately 26 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, various grand juries under the direction of the
United States Department of Justice have been conducting
investigations into possible violations by the Company of
federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup product lines. Two former executive officers of the Company have been indicted in connection with the lysine investigation. On October
15, 1996, the Company pled guilty to engaging in anticompetitive conduct in connection with the sale of lysine and citric acid and agreed to pay the United States $100 million in fines. The agreement brings to a close all Department of Justice
investigations against the Company, including the investigation with respect to high fructose corn syrup. In addition, related civil class actions and other proceedings have been filed against the Company which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in Note 4 to the unaudited consolidated financial statements, the Company has agreed to settle or has settled certain civil class action suits involving lysine antitrust, citric acid
antitrust and federal securities law litigation. The Company made a $200 million provision in the quarter ended September 30,
1996 sufficient to cover such fines and settlements and related costs and expenses. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has
been made in the unaudited consolidated financial statements.
12
     PAGE 13
PART II - OTHER INFORMATION

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

     GOVERNMENTAL INVESTIGATIONS

     A federal grand jury in the Northern District of Illinois
     has been conducting an investigation into possible
     violations by the Company of federal antitrust laws and
     related matters with respect to the sale of lysine, an
     amino acid feed additive used in poultry and swine feed.  A federal grand jury in  the Northern District of California has been investigating possible antitrust violations by the
     Company with respect to the sale of citric acid, an organic acid used in various foods, beverages and other products. A federal grand jury in  the Northern District of Georgia has been investigating possible antitrust
13
     PAGE 14
     violations by the Company with respect to the sale of the
     Company's high fructose corn syrup product line.  Each of
     these investigations has been under the direction of the
     United States Department of Justice.  Two  former executive officers of the Company, Michael D. Andreas and Terrance S.
     Wilson,  have been indicted in connection with the lysine
     investigation.

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

     As part of the agreement, the United States agreed not to
     bring further criminal charges against the Company or any
     of its subsidiaries or affiliates for any offense committed prior to the date of the agreement that was undertaken in
     furtherance of or in connection with any attempted or
     completed antitrust conspiracy involving the sale or
     production of any product by the Company's BioProducts
     Division, Animal Health and Nutrition Division, Food
     Additives Division, or Sweetener Group, or for any alleged offense which is or was the subject of any pending
     investigation of ADM.  Although the immunity agreement
     excepted any criminal violations of the federal tax law
     from its scope, the agreement represented that ADM was not a subject of the investigation being conducted by the Fraud
     Section of the Criminal Division of the Department of
     Justice. The government further agreed not to prosecute any current officer, director, or employee of the Company or
     any of its subsidiaries or affiliates (other than Michael
     D. Andreas and Terrance S. Wilson) for any of the antitrust matters set forth above or for any alleged misappropriation of technology committed prior to the date of the agreement.
     The Company also agreed to cooperate with the government's investigations by: (i) providing non-privileged documents, information, and other materials; and (ii) securing, using its best efforts, the cooperation of any current director, officer, or employee of the Company or its subsidiaries or affiliates (other than Michael D. Andreas and Terrance S.
     Wilson) for service of process, interviews, grand jury
     testimony, and trial testimony. The agreement also provided that if any current officer, director or employee failed to comply with the cooperation obligations as specified, the
     agreement not to prosecute those persons would be void.
     The full details of the plea agreement and the Company's
     cooperation obligations thereunder are set forth in the
     agreement, which is a matter of public record in 96-CR-
     00640.

     On February 12, 1997 the Company's three Mexican subsidiaries each received notice that the Mexican Federal
     Competition Commission has commenced an investigation in order to determine if, as a result of the Company's guilty plea in the United States, violations of the Mexican
     Federal Anti-trust Law have been committed relative to the marketing and sale of lysine in Mexico.

     SECURITIES LAWS CLASS ACTION

     Following public announcement in June 1995 of the
     government's antitrust investigation, the Company and
     certain of its then current directors and executive
     officers were named as defendants in seventeen putative
     class action suits filed on behalf of all purchasers of
     securities of the Company during the period between certain dates in 1992 and 1995. Fourteen of these suits were
     consolidated under the name In Re Archer-Daniels-Midland
     Company Securities Litigation, United States District
     Court, Northern District of Illinois, Civil Action No. 95-C-
     3979, and a consolidated complaint was filed on September
     22, 1995. The consolidated complaint alleged that the
     defendants made material misrepresentations and omissions
     with respect to the Company and its operations and with
     respect to actions of the Company and its officers
     regarding  antitrust violations, as a result of which
     market prices of the Company's securities were artificially inflated during the putative class period. The consolidated complaint alleged that the conduct complained of violates
     federal securities laws. The plaintiffs requested
     unspecified compensatory damages, costs (including
     attorneys and expert fees), expenses and other unspecified relief on behalf of the putative class. On October 31,
     1995, the Court granted the defendants' motion to transfer the consolidated action to the Central District of Illinois
     (wherein it bore the caption E. M. Lawrence Limited Frozen
     Retirement Trust Dated September 1, 1992, et al. v. Archer-
     Daniels-Midland Co., et al., Case Number 95-2287).  The
     three remaining actions, which originally were filed in the
     Central District of Illinois, also  were consolidated as
     part of the E.M. Lawrence Limited Frozen Retirement Trust
     Dated September 1, 1992, et al. v. Archer Daniels Midland
     Co., et al., action.  The Company and the individual
     defendants  moved to dismiss this consolidated  action.
14
     PAGE 15
     On September 27, 1996, the Company entered into an
     agreement with counsel for the plaintiff class in which
     among other things, the Company agreed to pay $30 million
     to members of the class, without admitting the alleged
     violations of law.  On April 11, 1997, the court granted
     final approval of this settlement and the time for filing
     an appeal has expired.

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

     On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned
     Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-
     AS and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. The Company has not yet filed a responsive pleading.

     STATE ACTIONS.   The Company, along with other companies,
     also has been named as a defendant in six putative class
     action antitrust suits filed in California state court
     involving the sale of high fructose corn syrup. These
     California actions allege violations of the California
     antitrust and unfair competition laws, including
     allegations that the defendants agreed to fix, stabilize
     and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an
     unspecified amount, attorneys fees and costs, restitution
     and other unspecified relief.  One of the California
     putative classes comprise certain direct purchasers of high fructose corn syrup in the State of California during
     certain periods in the 1990s.  This action was filed on
     October 17, 1995 in Superior Court for the County of
     Stanislaus, California and encaptioned Kagome Foods, Inc. v
     Archer-Daniels-Midland Co. et al., Civil Action No. 37236.
     This action has been removed to federal court and
     consolidated with the federal class action litigation
     pending in the Central District of Illinois referred to
     above.  The other five California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California
     and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and the
     other four indirect purchases actions have been coordinated before a single court in Stanislaus County, California
     under the caption, Food Additives (HFCS) cases, Master File
     No. 39693.  The other four actions are encaptioned, Goings
     v. Archer Daniels Midland Co., et al., Civil Action No.
     750276 (Filed on July 21, 1995, Orange County Superior
     Court); Rainbow Acres v. Archer Daniels Midland Co., et
     al., Civil Action No. 974271 (Filed on November 22, 1995,
     San Francisco County Superior Court); Patane v. Archer
     Daniels Midland Co., et al., Civil Action No. 212610 (Filed
     on January 17, 1996, Sonoma County Superior Court); and St.
     Stan's Brewing Co. v. Archer Daniels Midland Co., et al.,
     Civil Action No. 37237 (Filed on October 17, 1995,
     Stanislaus County Superior Court).

     The Company, along with other companies, also has been
     named a defendant in a putative class action antitrust suit filed in Alabama state court.  The Alabama action alleges
     violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the
     prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an
     unspecified amount, attorneys fees and costs, and other
     unspecified relief. The putative class in the Alabama
     action comprises certain indirect purchasers in Alabama,
     Michigan and Minnesota during the period March 18, 1994 to
     March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is
     encaptioned Caldwell v. Archer-Daniels-Midland Co., et al.,
     Civil Action No. 96-17.   On April 23, 1997, the court
     granted the defendants' motion to sever and dismiss the non-
     Alabama claims.

     LYSINE CLASS ACTION

     The Company, along with other companies, has been named as
     a defendant in   twenty-one putative class action antitrust
     suits involving the sale of lysine.

     FEDERAL ACTIONS.  Six of these actions allege violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at
     artificially high levels the price of lysine, and seek
     injunctions against continued alleged illegal conduct,
     treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes
     in these cases comprise certain direct purchasers of lysine
     for certain periods in the 1990s.   These six actions were
     transferred to the United States District Court for the
     Northern District of Illinois and consolidated  under the
     caption In Re Amino Acid Lysine Antitrust Litigation, MDL
     No. 1083 and Master File No. 95-7679. On April 4,
15
     PAGE 16
     1996, the Company executed a settlement agreement with
     counsel for the plaintiff class in which, among other
     things, the Company agreed to pay $25 million to members of the class, without admitting the alleged violations of law.
     Several plaintiffs opted out of this settlement. This
     settlement agreement  was approved by the court and certain objectors to the settlement  appealed the final order of
     approval to the United States Court of Appeals for the
     Seventh Circuit.  That appeal subsequently was dismissed.

     The Company, along with other companies also was named as a defendant in one non-class action federal antitrust suit involving the sale of lysine. This action was filed on November 13, 1995 in the United States District Court for the Eastern District of Missouri and is encaptioned Purina
     Mills, Inc., et al. v Archer-Daniels-Midland Co., Civil
     Action No. 95-CV-2227. It alleged violations of federal antitrust laws, including allegations that certain entities agreed to fix, stabilize and maintain at artificially high levels the price of lysine, and seeks an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. This action was subsequently consolidated with In Re Amino Acid Lysine Antitrust
     Litigation and the Company settled this action, which included plaintiffs who opted out of or objected to the settlement noted above, for an amount deemed not material.

     The Company, along with other companies, also was named a defendant in a nationwide federal class action brought on behalf of consumers of certain poultry products during the period 1992 through 1996. This action alleged violations of the federal antitrust laws, including allegations that the defendants unlawfully fixed the price of lysine, and requests $300 million in treble damages. On January 17, 1997, the court dismissed the action without prejudice after plaintiff requested a voluntary dismissal. This action was encaptioned Silvious v. Archer-Daniels-Midland
     Co., et al., No. 96-0128(H) and was filed on November 18, 1996 in federal court in the Western District of Virginia.

     STATE ACTIONS.   The Company also has been named as a
     defendant, along with other companies, in six putative
     class action antitrust suits filed in California state
     court, two putative class action antitrust suits and one
     non-class action suit filed in Alabama state court, two
     putative class action antitrust suits filed in Minnesota
     state court, one putative class action antitrust suit filed in Georgia state court, one putative class action antitrust
     suit filed in Tennessee state court and   two putative
     class action antitrust suits filed in Michigan state court involving the sale of lysine. The California actions allege violations of the California antitrust and unfair
     competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution
     and other unspecified relief. The putative classes in the
     California actions comprise certain indirect purchasers of lysine in the State of California during certain periods in
     the 1990s.   These six actions were consolidated before the
     Superior Court for San Francisco County under the caption
     Feedstuffs Processing Co. v. Archer Daniels Midland Co, et
     al., Case No. 974597.  The Company entered into an
     agreement with plaintiffs' counsel in  these California
     actions, in which among other things, the Company agreed to pay $500,000 to certain members of the class, without
     admitting the alleged violations of law.  This settlement
     has received final  court approval. The two putative
     Alabama class actions allege violations of the Alabama
     antitrust laws, including allegations that the defendants
     agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an
     unspecified amount, attorneys fees and costs, and other
     unspecified relief. The two putative classes in the Alabama actions comprise certain indirect purchasers of lysine in
     the State of Alabama during certain periods in the 1990s.
     One such action was filed on August 17, 1995 in the Circuit
     Court of DeKalb County, Alabama, and is encaptioned Ashley
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336.  The parties are in the midst of discovery in this
     action.  The other Alabama action, encaptioned Bailey v.
     Archer Daniels Midland Co., et al., Civil Action No. 95-
     165, and filed on December 11, 1995 in the Circuit Court of
     Tallapoosa County, has been placed on the court's
     administrative docket pending the outcome of the Ashley
     action.  The non-class action, encaptioned Kent v. Archer
     Daniels Midland Co., et al, No. CV 9701108, and filed on
     February 21, 1997 in the Circuit Court of Jefferson County,
     Alabama, includes allegations that are similar to these
     contained in the putative class actions and seeks monetary relief in the amount of $670,000, injunctive relief against alleged illegal conduct, attorneys fees and costs, punitive damages and other unspecified relief.  One Minnesota action alleges violations of certain laws of the states of
     Minnesota, Tennessee, Wisconsin, South Dakota, North
     Dakota, Kansas, Louisiana, Michigan, Maine, Arizona,
     Florida, Mississippi, New Mexico, North Carolina and West
     Virginia, and the District of Columbia,  including
     allegations that defendants conspired to maintain the price of lysine at artificially high levels, and seeks treble
     damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this
     action comprises certain indirect purchasers in the
     aforementioned states of lysine during the period June 1,
     1992 through April 19, 1996. This action was filed on April
     10, 1996 in the District Court for Renville County,
     Minnesota and is encaptioned Big Valley Milling, Inc. v.
     Archer-Daniels-Midland Co., et al., No. C7-96-260. The
     other Minnesota action, encaptioned, United Mills v. Archer-
     Daniels-Midland Co., et al., No. 65-C2-96-215, and filed in the same court, seeks identical relief on behalf of certain indirect purchasers of lysine in all of the aforementioned states. On September 30, 1996, the Company moved to dismiss the non-Minnesota claims in the two Minnesota actions and
     moved for summary judgment on all claims in these actions.
     That motion is currently pending. On February 5, 1997, the
     Company entered into an agreement with plaintiffs' counsel in the Minnesota actions, in which among other things, the
     Company agreed to pay $1 million to certain members of the putative classes, without admitting the alleged violations of law.
16
     PAGE 17
     This settlement received preliminary court approval and a
     final approval hearing is set for July 1997. The Georgia
     action, encaptioned Long v. Archer-Daniels-Midland Co., et
     al., Civil Action No. E-43829, and filed on December 13,
     1995 in Fulton County Superior Court, alleges a restraint
     of trade in violation of Georgia common law and the Georgia state RICO act. This action includes allegations that the
     defendants conspired to maintain the price of lysine at
     artificially high levels and seeks an injunction against
     continued illegal conduct, treble damages of an unspecified amount, punitive damages attorneys fees and costs, and
     other unspecified relief. The putative class in the action comprises certain indirect purchasers of lysine in the
     state of Georgia during the period January 1, 1990 until
     the present. On December 19, 1996, the Court granted the
     Company's motion to dismiss this action. The Tennessee
     action, encaptioned McCormack Farms v. Archer Daniels
     Midland Co., et al., Civil Action No. 96C-2190, and filed
     on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade
     Practices Act and Tennessee Consumer Protection Act. This
     action includes allegations that defendants conspired to
     fix, maintain or stabilize the prices of lysine and seeks
     an injunction against continued illegal conduct, treble
     damages of an unspecified amount, attorneys' fees and
     costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine
     within the State of Tennessee during the period June 10,
     1992 through June 10, 1996.  The Company has not yet filed
     a responsive pleading.   The Michigan actions allege a
     restraint of trade in violation of the Michigan Antitrust
     Reform Act and include allegations that defendants
     conspired to fix, raise, maintain and stabilize the price
     of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount,
     attorneys' fees and costs, and other unspecified relief.
     The putative classes in  these cases comprise certain
     indirect purchasers of lysine within the State of Michigan during  certain periods in the 1990s.  One such action,
     encaptioned Michigan Pork Producers Assn, et al. v. Archer
     Daniels Midland Co., et al., No. 906-10696-CZ, was filed on
     September 25, 1996 in Kent County Circuit Court. The
     Company has not yet filed a responsive pleading in either
     action. The second action, encaptioned Bacon Acres v.
     Archer Daniels Midland Co., et al., No P23920, was filed on
     September 24, 1996 in the Circuit Court for the County of
     Washtenaw, Michigan.   On April 25, 1997, plaintiffs
     voluntarily dismissed this action.

     CITRIC ACID CLASS ACTIONS
     The Company, along with other companies, has been named as
     a defendant in   eleven putative class action antitrust
     suits involving the sale of citric acid.

     FEDERAL ACTIONS.     Seven of these actions allege
     violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain
     at artificially high levels the prices of citric acid, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes
     in these cases comprise certain direct purchasers of citric
     acid for certain periods in the 1990s.    These six actions
     have been transferred to  the United States District Court for the Northern District of California and consolidated as
     In Re Citric Acid Antitrust Litigation, MDL No. 1092,
     Master File No. C-95-2963(FMS). On September 27, 1996 the
     Company entered into an agreement with counsel for the
     plaintiff class in this consolidated action in which among other things, the Company agreed to pay $35 million to
     members of the class, without admitting the alleged
     violations of law.    On March 3, 1997, the court
     preliminarily approved the settlement and a final approval hearing is set for July 11, 1997  Under the terms of the
     settlement agreement, the Company has the right to rescind the agreement if plaintiffs elect to opt out of the class
     and those plaintiffs have combined citric acid purchases
     from the Company during the class period that exceed 25% of the Company's total citric acid sales during such period.
     Based on the opt out notices that the Company is aware of
     to date, the Company may, at its option, rescind the
     settlement agreement on or before May 19, 1997.  On
     February 4, 1997, a class action complaint, encaptioned
     Galavan Supplements Ltd. v. Archer Daniels Midland Co., et
     al., No. 97-0704 JGD (VAPx), was filed in the United States
     District Court for the Central District of California.  The
     Company, along with other companies, was named a defendant in this putative class action brought on behalf of a class consisting of all persons and entities outside of the
     United States who purchased citric acid directly from any
     defendants through their foreign facilities during the time period July 1, 1991 through June 30, 1995.  This action
     alleges violations of the federal antitrust laws, including allegations that the defendants conspired to fix, maintain and stabilize the price of citric acid and to allocate
     amongst themselves their major citric acid customers,
     accounts and market shares on a worldwide basis.  The
     Company has not yet filed a responsive pleading in this
     action.

     STATE ACTIONS.   The Company, along with other companies,
     also has been named as a defendant in one putative class
     action antitrust suit filed in Alabama state court
     involving the sale of citric acid. This action alleges
     violations of the Alabama antitrust laws, including
     allegations that the defendants agreed to fix, stabilize
     and maintain at artificially high levels the prices of
     citric acid, and seeks an injunction against continued
     alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain
     indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on
     July 27, 1995 in the Circuit Court of Walker County,
     Alabama and is encaptioned Seven Up Bottling Co. of Jasper,
     Inc. v. Archer-Daniels-Midland Co., et al., Civil Action
     No. 95-436.  The Company currently is seeking appellate
     review of the denial of its motion to dismiss this action.
     The Company, along with other companies, also has been
     named as a defendant in two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the
     California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an
     unspecified amount, attorneys fees and costs, and other
     unspecified
17
     PAGE 18
     relief. The putative classes in these cases comprise
     certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned
     Bianco v. Archer Daniels Midland Co., et al., Civil Action
     No. 978912.  The second action was filed on June 28, 1996
     in San Francisco County Superior Court and is encaptioned
     Wignall v. Archer Daniels Midland Co., et al., Civil Action
     No. 979360. These actions recently have been coordinated
     before a single court in San Francisco, County, California under the caption, Food Additives (Lysine/Citric Acid)
     cases, Coordination Proceeding No. 3265.  The Company,
     along with other companies, also has been named as a
     defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid.
     This action alleges violations of the laws of Wisconsin,
     Minnesota, Alabama, Arizona, California, District of
     Columbia, Florida, Tennessee, West Virginia, Mississippi
     New Mexico, North Carolina, South Dakota, North Dakota,
     Kansas, Louisiana, Michigan and Maine, including
     allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks
     injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief.  The putative class in this case comprises certain indirect
     purchasers of citric acid in the above referenced states
     during the period July 1, 1991 through June 27, 1995.  This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et
     al. v. Archer-Daniels-Midland Co., et al., No.[96-CV-9729.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits
     involving the sale of both high fructose corn syrup and
     citric acid. Two of these actions allege violations of the
     California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize
     and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble
     damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative
     class in one of these California cases comprises certain
     direct purchasers of high fructose corn syrup and citric
     acid in the State of California during the period January
     1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus
     County, California and is entitled Gangi Bros. Packing Co.
     v. Archer-Daniels-Midland Co., et al., Civil Action No.
     37217. The putative class in the other California case
     comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This
     action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v.
     Archer-Daniels-Midland Co., et al., Civil Action No.
     974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these
     actions and coordinated them with other actions in San
     Francisco County Superior Court and Stanislaus County
     Superior Court. The Company, along with other companies,
     also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state
     court involving the sale of high fructose corn syrup and
     citric acid. This action also alleges violations of the
     West Virginia antitrust laws, including allegations that
     the defendants agreed to fix, stabilize and maintain at
     artificially high levels the prices of high fructose corn
     syrup and citric acid, and seeks treble damages of an
     unspecified amount, attorneys fees and costs, and other
     unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West
     Virginia that purchased products containing high fructose
     corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in
     the Circuit Court for Boone County, West Virginia, and is
     encaptioned Freda's v. Archer-Daniels-Midland Co., et al.,
     Civil Action No. 95-C-125. The parties are in the midst of discovery in this action.  The Company, along with other
     companies, also has been named as defendant in  a putative class action antitrust suit filed in Michigan state court
     involving the sale of high fructose corn syrup and citric
     acid. This action alleges violations of the Michigan
     antitrust laws, including allegations that the defendants
     agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric
     acid, and seeks treble damages of an unspecified amount,
     attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain
     persons within the State of Michigan that purchased
     products containing high fructose corn syrup and/or citric acid during the period January  1993 through  June 27,
     1995. This action was filed on February 26, 1996 in the
     Circuit Court for Ingham County, Michigan, and is
     encaptioned Wilcox v. Archer-Daniels-Midland Co., et al.,
     Civil Action No. 96-82473-CP. The parties are in the midst of discovery in this action.  The Company, along with other companies, also has been named as a defendant in  a
     putative class action antitrust suit filed in the Superior
     Court for the District of Columbia involving the sale of
     high fructose corn syrup and citric acid. This action
     alleges violations of the District of Columbia antitrust
     laws, including allegations that the defendants agreed to
     fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and
     seeks treble damages of an unspecified amount, attorneys
     fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased
     products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31,
     1994. This action was filed on April 12, 1996 in the
     Superior Court for the District of Columbia, and is
     encaptioned Holder v. Archer-Daniels-Midland Co., et al.,
     Civil Action No. 96-2975.  The parties are in the midst of discovery in this action.  The Company, along with other
     companies, has been named as a defendant in at least one
     putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and
     citric acid. This action alleges violations of the Kansas
     antitrust laws, including allegations that the defendants
     agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric
     acid, and seeks treble damages of an unspecified amount,
     court costs and other unspecified relief. The
18
     PAGE 19
     putative class in the Kansas action comprises certain
     persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid
     during at least the period January 1, 1992 through December
     31, 1994. This action was filed on May 7, 1996 in the
     District Court of Wyandotte County, Kansas and is
     encaptioned Waugh v. Archer-Daniels-Midland Co., et al.,
     Case No. 96-C-2029.  The parties are in the midst of
     discovery in this action.

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

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigation in June 1995, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware
     Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-
     4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central
     District of Illinois, wherein it now bears the case number
     95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 7, 1996. That motion is currently pending. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In
     Re Archer Daniels Midland Derivative Litigation,
     Consolidated No. 14403. An amended and consolidated complaint was filed on November 19, 1996. ADM moved to dismiss the complaint on December 12, 1996. That motion is currently pending.

     DELAWARE STATE LAW/FEDERAL SECURITIES LAWS ACTIONS

     The Company and certain of its current and former directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-
     Midland Co., et al., Civil Action No. 14638, filed in the
     Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders. The Delaware Court of Chancery dismissed this action on February 20, 1996, and the case is now on appeal in the Supreme Court of Delaware.
     The Company and certain of its current and former directors also have been named as defendants in a similar suit filed on November 1, 1995 in the United States
     District Court for the Central District of Illinois, and encaptioned Buckley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-2269, alleging violations of analogous provisions of federal securities law. The defendants moved to dismiss this action. The Court granted the motion to dismiss on June 6, 1996, and the Court of Appeals for the Seventh Circuit recently dismissed an appeal of the lower court's dismissal on the grounds that the appeal had been rendered moot by the 1996 board election.

     As described in the notes to financial statements and management's discussion of operations in prior Form 10-Q's, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.


  Item 6. Exhibits and Reports on Form 8-K

         a)                 A Form 8-K was not filed during the
  quarter ended March 31,                    1997.
  19
      PAGE 20
                           SIGNATURES

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



Dated:  May 15, 1997
20

