Form 10-K
period 1997-06-30
ARCHER DANIELS MIDLAND CO
filed 1997-09-29
CIK 7084

17

     PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to --------
-----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __
1
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$10.2 billion
(Based on the closing price of the New York Stock Exchange on August 18, 1997)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--531,196,269 shares
                    (August 31, 1997)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1997 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1997 are incorporated by reference into Part III.
1
       PAGE 2
PART I

Item 1. BUSINESS

        (a)    General Development of Business

              Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels
           Linseed Co. founded in 1902.

              During the last five years, the Company has experienced significant growth, spending approximately $3.8 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. However, during this period, the Company has disposed of its Supreme Sugar subsidiary and its British Arkady bakery ingredient business. In addition, the Company has contributed its formula feed operations, its rice milling operations, its Mexican wheat flour mills and its masa corn flour business to various unconsolidated joint ventures.

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

                                           The Company is
               engaged in the business of procuring,
               transporting, storing, processing and
               merchandising agricultural commodities and products. It is one of the world's largest processors of oilseeds, corn and wheat. The Company also processes cocoa beans, milo, oats, barley and peanuts. Other operations include transporting, merchandising and storing agricultural commodities and products. These operations and processes produce products which have primarily two end uses: food or feed ingredients. Each commodity processed is in itself a feed ingredient as are the by-products produced during the processing of each commodity.

                                           Production processes
               of all commodities are capital intensive and
               similar in nature. These processes involve
               grinding, crushing or milling with further value added through extraction, refining and fermenting. Generally, each commodity can be processed by any of these methods to generate additional value-added products. All commodities and related processed products share the same network of commodity procurement facilities, transportation services
2
        PAGE 3
Item 1. BUSINESS--Continued

                                           (including rail,
               barge, truck and ocean vessels) and storage facilities.

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

                                           Oilseed meals supply
               more than one-half of the high protein
               ingredients used in the domestic manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and vegetable patties (Harvest Burgers). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products. The Company produces cottonseed flour which is sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.
3
      PAGE 4
Item 1. BUSINESS-Continued

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

                                           By fermentation of
               dextrose, the Company produces citric and lactic acids, feed-grade amino acids and vitamins, lactates, sorbitol, and food emulsifiers principally for the food and feed industries.

               Wheat and Other Milled Products

                                           Wheat flour is sold
               primarily to large bakeries, durum flour is sold to pasta manufacturers and bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets. The Company produces wheat starch and vital wheat gluten for the baking industry. The Company mills oats into oat bran and oat flour for institutional and consumer food customers. The Company also mills milo to produce industrial flour that is used in the manufacturing of wall board for the building industry.

               Other Products and Services

                                           The Company buys,
               stores and cleans agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, for resale to other processors worldwide.

               The Company grinds cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate and various compounds for the food processing industry.

                                           The Company produces
               and distributes formula feeds and animal health and nutrition products to the livestock, dairy and poultry industries. Many of the feed ingredients and health and nutrition products are produced in our other commodity processing operations.
4


               PAGE 5

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

                                           Agrinational
               Insurance Company acts as a direct insurer and reinsurer of a portion of the Company's domestic and foreign property and casualty insurance risks.

                                           Alfred C. Toepfer
               International (Germany) and affiliates, of which the Company has a 50% interest, is one of the world's largest, most respected trading companies specializing in processed agricultural products. Toepfer has forty-one sales offices worldwide.

                                           Compagnie
               Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, owns European agricultural processing plants that are primarily engaged in wet corn milling and wheat starch production.

                                           Gruma S.A. de C.V.
               (Mexico) and affiliates, of which the Company has a 22% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico and Central America.
5
               PAGE 6
                                           Additionally, the
               Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, of four Mexican-based wheat flour mills.

Item 1. BUSINESS--Continued

               The Company owns a 30% non-voting equity interest in Minnesota Corn Processors (MCP). MCP operates wet corn milling plants in Minnesota and Nebraska.

               The Company formed a strategic alliance with United Grain Growers of Canada (UGG) which resulted in the Company having approximately 45% ownership of UGG. UGG, with more than 165 locations throughout Western Canada, is involved in grain merchandising, crop input marketing and distribution, livestock production services and farm business communications.

               Consolidated Nutrition, L.C., a joint venture between the Company and Ag Processing Inc., is a supplier of premium animal feeds and animal health products. The Company has a 50% ownership interest in this joint venture.

               ADM/Countrymark, LLC, a joint venture between the Company and Countrymark Cooperative Inc., operates a grain business in Indiana, Kentucky, Maryland, Michigan and Ohio. The Company has a 50% ownership interest in this joint venture.

               The Company owns a 25% interest in Acatos &
               Hutchinson, a U.K. based company, that processes and markets edible oil.

               Almidones Mexicanos S.A. (Mexico), of which the
               Company has a 50% interest, operates a wet corn milling plant in Mexico.

               Golden Peanut Company, a joint venture between the Company, Gold Kist, Inc. and Alimenta Processing Corporation, is a major supplier of peanuts to both the domestic and export markets. The Company has a 33 1/3% ownership interest in this joint venture.

                                           ADM-Riceland
               Partnership, a joint venture between the Company and Riceland Foods, Inc., is a processor of rice and rice products for institutional and consumer food customers. The Company has a 50% ownership interest in this joint venture.

                                           The Company owns a
               48% interest in Heartland Rail Corporation.
               Heartland's 81% owned affiliate, Iowa Interstate Railroad, operates a regional railroad in Iowa and Illinois.

                                           The Company
               participates in various joint ventures that
               operate oilseed crushing facilities, oil
               refineries and related storage facilities in
               China and Indonesia.
6
       PAGE 7
Item 1. BUSINESS--Continued

                                           The percentage of net
               sales and other operating income by classes of products and services for the last three fiscal years were as follows:

<CAPTION


                                            1997   1996   1995
                                            ----   ----   ----
               Oilseed products             64%    61%    61%
               Corn products                16     18     19
               Wheat and other
                  milled products           12     13     11
               Other products and services  8      8      9
                                            ----   ----   ----
                                            100%   100%   100%
                                            ====   ====   ====

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

         (ii)  Status of new products

                                           The Company continues
               to expand its business through the development and production of new, value-added products. The Company has entered the vitamin market with the production of riboflavin and vitamin E and is currently expanding production facilities to produce biotin and vitamin C. The Company continues to develop its soy protein meat substitutes, Harvest Burgers and Harvest Burgers for Recipes, its soy protein powdered non-dairy beverage, Nutribev, and its non-dairy frozen dessert, Dairylike. Additionally, the Company is developing and expanding production facilities to produce emulsifiers, distilled monoglycerides, astaxanthan and isoflavones.
7
     PAGE 8
Item 1. BUSINESS--Continued

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

        (viii) Amount of backlog

                                           Because of the nature
               of the Company's business, the backlog of orders
               at year end is not a significant indication of
               the Company's activity for the current or
               upcoming year.
8
      PAGE 9
Item 1. BUSINESS--Continued

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

         (xi)  Research and development expenditures

                                           Practically all of
               the Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate the protein malnutrition throughout the world, utilizing the three largest United States crops: corn, soybeans and wheat.

                                           The need to
               successfully market new or improved food and feed ingredients developed in the Company's research laboratories led to the concept of technical support. The Company is staffed with technical representatives who work closely with customers and potential customers on the development of food and feed products which incorporate Company-produced ingredients. These technical representatives are an adjunct to both the research and sales functions.

                                           The Company maintains
               a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein research is conducted at facilities in Decatur where meat and dairy pilot plants support application research. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas. Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin and the Netherlands.
9
     PAGE 10
Item 1. BUSINESS--Continued

                                           The amounts spent
               during the three years ended June 30, 1997, 1996 and 1995 for such technical efforts were approximately $12.2, $11.5 and $11.3 million, respectively.

                                      (xii)Material effects of
               capital expenditures for environmental protection

                                           During 1997, $21
               million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

        (xiii) Number of employees

                                           The number of persons
               employed by the Company was 17,160 at June 30, 1997.

           (d)Financial Information About Foreign and Domestic
           Operations and Export Sales

              The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 10 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 1997 and is incorporated herein by reference.
10
      PAGE 11
Item 1. BUSINESS--Continued
        (e)    Executive Officers and Certain Significant
Employees

           Name                       Title                 Age

           G. Allen Andreas    President and Chief Executive 54
                               Officer from 1997. Counsel to
                               the Executive Committee from
                               September 1994. Vice President
                               from 1988.

           Michael D. Andreas  Currently on a temporary      48
                               administrative leave from the
                               Company. Vice Chairman of the
Board
                               of Directors from October 1992 to
                               October 1996. Executive Vice
                               President from 1988 to October
                               1996.

           Martin L. Andreas   Senior Vice President from 1988.58
                               Assistant to the Chairman.

           Charles P. Archer   Treasurer from October 1992.  42
                               Assistant Treasurer from 1988
                               to 1992.

           Lewis W. Batchelder Group Vice President from     52
                               July 1997. Senior Vice President
                               of ADM/Growmark. Various grain
                               merchandising positions since
1971.

           Charles T. Bayless  Executive Vice President from 62
                               July 1997. Group Vice President
                               from January 1993. Vice President
                               from 1992. President of ADM
                               Processing Division since 1980.

           Howard E. Buoy      Group Vice President from     70
                               January 1993. Vice President
                               of ADM Processing Division
                               from 1979.

           William H. Camp     Vice President from April 1993.48
                               Vice President of ADM Processing
                               Division from 1990 to 1993.

           Mark J. Cheviron    Vice President from July 1997.48
                               Vice President of Corporate
                               Security and Administrative
                               Services since May 1997. Director
                               of Security since 1980.
11
     PAGE 12
Item 1. BUSINESS-Continued

           Barrie R. Cox       Vice President from January 1996.
50
                               President of ADM Food Additives
                               Division from 1994. Vice
President
                               of ADM Corn Processing Division
                               from 1990 to 1995.

           Larry H. Cunningham Group Vice President and      53
                               President of ADM Corn Processing
                               Division from October 1996.
                               Vice President and President
                               of Protein Specialties
                               Division since July 1993.
                               Formerly President of
                               A. E. Staley Manufacturing Co.

           Craig L. Hamlin     Group Vice President from     51
                               October 1994. President of
                               ADM Milling from 1989.

           Edward A. Harjehausen    Vice President from October46
                               1992. Vice President of ADM
                               Corn Processing Division from
                               1988.

           James C. Ielase     Group Vice President since    56
                               July 1997. President of Golden
                               Peanut Company from April 1995
                               to June 1997. Private investments
                               from 1992 to April 1995.

           Burnell D Kraft     Senior Vice President from    66
                               July 1997. Group Vice President
                               from January 1993. Vice President
                               from 1984. President of
                               ADM/Growmark, Collingwood Grain
                               and Tabor Grain Co. subsidiaries.

           Paul L. Krug, Jr.   Vice President from 1991 and  53
                               President of ADM Investor
                               Services.

           John E. Long        Vice President from July 1996.68
                               President of ADM Research
                               Division from 1992. Various
                               senior research positions from
                               1975.
12
     PAGE 13
Item 1. BUSINESS-Continued

           Jack McDonald       Vice President from October 1994.
65
                               President of Southern Cotton Oil
                               Division from 1990.

           John D. McNamara    Group Vice President and      49
                               President of North American
                               Oilseed Processing Division from
                               July 1997. President of ADM Agri-
                               Industries since 1992.
                               International merchandising
                               positions since 1984.

           Steven R. Mills     Controller from October 1994. 42
                               Various senior treasury and
                               accounting positions from 1979.

           Paul B. Mulhollem   Group Vice President from     48
                               July 1997. Vice President from
                               January 1996. Managing Director
                               of ADM International, Ltd., from
                               1993. International merchandising
                               positions since 1992.

           Brian F. Peterson   Vice President from January 1996.
55
                               President of ADM BioProducts
                               Division from 1995. Various
                               merchandising positions from
1980.

           Raymond V. Preiksaitis     Group Vice President from44
                               July 1997. Vice President -
                               Management Information Systems
                               from 1988.

           John G. Reed        Vice President from 1982.     67

           Richard P. Reising  Senior Vice President from July53
                               1997. Vice President, Secretary
                               and General Counsel from
                               1991 to 1997.

           John D. Rice        Vice President from 1993 and  43
                               President of ADM Food Oils
                               Division since December 1996.
                               Vice President of ADM Processing
                               Division from 1992.

           Kenneth A. Robinson Vice President from January 1996.
50
                               Vice President of ADM Processing
                               Division from 1985.
13
     PAGE 14
Item 1. BUSINESS-Continued

           Douglas J. Schmalz  Vice President and Chief      51
                               Financial Officer from 1986.
                               Controller from 1986 to 1994.

           David J. Smith      Vice President, Secretary and 42
                               General Counsel from July, 1997.
                               Assistant General Counsel from
                               1995. Assistant Secretary from
                               1988 to July 1997. Member of the
Law
                               Department since 1981.

           Stephen H. Yu       Vice President from January 1996.
37
                               Managing Director of ADM
                               Asia-Pacific, Ltd., from 1993.
                               Various merchandising positions
                               with Continental Grain Company
                               from 1986.


                              Officers of the registrant are
           elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

                              G. Allen Andreas and Martin L.
           Andreas are nephews of Dwayne O. Andreas, a director of the registrant. Michael D. Andreas is the son of Dwayne O. Andreas. Charles P. Archer is the son of
           S. M. Archer, Jr., a director of the registrant.
14
     PAGE 15
Item 2. PROPERTIES

        (a)                    Processing Facilities

                              The Company owns, leases, or has
           a 50% or greater interest in the following processing plants:

                                United   Foreign   Total
                                States
                                -------------------------
                                          ----
            Owned                 133       67     200
            Leased                  3        -       3
            Joint Venture          54       21      75
                                 ----     ----    ----
                                  190       88     278
                                  ===      ===     ===

        The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw materials and demand for finished products.

        The Company operates thirty-seven domestic and nine foreign oilseed crushing plants with a daily processing capacity of approximately 84,000 metric tons. The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Canada, England, Germany, Mexico and the Netherlands.

        The Company operates four wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 1,600,000 bushels. These plants and other related properties, including corn germ extraction, corn gluten pellet, and alcohol bottling plants, are located in Illinois, Iowa, New York, and North Dakota. The Company also has interests, through joint ventures, in corn milling plants in Mexico, Bulgaria, Hungary, Slovakia, and Turkey.

        The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, and thirteen foreign flour mills with a total daily capacity of approximately 408,000 cwt. of flour. The Company also operates seven bakery mix and specialty ingredient plants, three corn flour mills, two milo mills, two pasta plants, and two starch and gluten plants. These plants and other related properties are strategically located across North and Central America in California, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Canada, Barbados, Belize and Jamaica.
15
     PAGE 16
Item 2. PROPERTIES

        The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.

        The Company operates eleven domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Nebraska, Tennessee and Texas as well as eight foreign refineries in Canada, England, Germany, and the Netherlands. The Company also has an interest, through a joint venture, in an oilseed refinery in Texas. The Company produces packaged oils in California, Georgia, Illinois and Germany. The Company also has an interest, through a joint venture, in a packaged oils plant in England. Soy protein specialty products are produced in Illinois and the Netherlands, lecithin products are produced in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

        The Company produces feed and food additives at seven bioproducts plants located in Illinois, North Carolina, and Ireland. The Company also operates formula feed and animal health and nutrition plants in Georgia, Illinois, Iowa, Minnesota, Ohio, Texas, Washington, Canada, Ireland, Barbados, Belize, China and Puerto Rico. The Company also has an interest, through a joint venture, in formula feed and pet food plants in Alabama, Arkansas, Georgia, Illinois, Iowa, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Wisconsin, Canada, Puerto Rico and Trinidad.

        The Company operates three domestic and seven foreign chocolate and cocoa bean processing plants located in Massachusetts, North Carolina, Wisconsin, Canada, China, France, Germany, the Netherlands and Singapore.

        The Company operates five North American barley malting plants located in Illinois, Minnesota, Wisconsin and Canada.

        The Company operates various other food ingredient
        plants in England, France and Germany.
        16
       PAGE 17
Item 2. PROPERTIES--Continued

        (b)                   Procurement Facilities

        The Company operates one hundred ninety domestic terminal, country and river elevators covering the major grain producing states, including one hundred twenty-eight country elevators and sixty-two terminal and river loading facilities including three grain export elevators in Louisiana. Elevators are located in Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, Tennessee, and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 401,000,000 bushels. The Company also has an interest, through a joint venture, in fourteen grain terminals and elevators located in Indiana, Kentucky, Maryland, Michigan, and Ohio with an aggregate storage capacity of approximately 58,000,000 bushels. The Company also operates forty-six foreign grain elevators in Barbados, Brazil, Canada, Ireland and Germany. Thirteen cotton gins are located in Texas and serve the cottonseed crushing plants in that area.

Item 3. LEGAL PROCEEDINGS

        ENVIRONMENTAL MATTERS

        In 1993, the State of Illinois Environmental Protection Agency ("IEPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain permits for certain pollution control equipment at certain of the Company's processing facilities in Illinois. The Company and IEPA have executed a settlement agreement with respect to one of these proceedings. That agreement is currently before the Illinois Pollution Control Board for approval. The Company believes it has meritorious defenses to the remaining proceeding. In management's opinion this settlement and the remaining proceeding will not either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

        The Company is involved in approximately 35
        administrative and judicial proceedings in which it has been identified as a potentially responsible party
        (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.
17
     PAGE 18
        LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

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

        GOVERNMENTAL INVESTIGATIONS

        Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ, the Company has paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company.

        The Company received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. In February 1997, the Company's three Mexican subsidiaries were notified that the Mexican Federal Competition Commission commenced an investigation as to whether the Company's marketing and sale of lysine in Mexico resulted in violations of that country's federal antitrust laws. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities initiated an investigation as to their possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market within the European Union. Each of these investigations is in the early stages and, accordingly, their ultimate outcome and materiality cannot presently be determined.

        HIGH FRUCTOSE CORN SYRUP ACTIONS

        The Company, along with other companies, has been named as a defendant in thirty antitrust suits involving the sale of high fructose corn syrup. Twenty-nine of these actions have been brought as putative class actions.
   18

        PAGE 19

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

        On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. The parties are in the midst of discovery in this action.

        STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other five California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and the other four indirect purchases actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings
        v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). The parties are in the midst of discovery in this action.

        The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. The remaining parties are in the midst of discovery in this action.

        LYSINE ACTIONS

        The Company, along with other companies, had been named as a defendant in twenty-one putative class action antitrust suits involving the sale of lysine. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     19
     PAGE 20
        STATE ACTIONS. The Company has been named as a defendant, along with other companies, in two putative class action antitrust suits and one non-class action suit filed in Alabama state court, one putative class action antitrust suit filed in Tennessee state court and one putative class action antitrust suit filed in Michigan state court involving the sale of lysine. The two putative Alabama class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The two putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. The parties are in the midst of discovery in this action. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action. The non-class action, encaptioned Kent v. Archer Daniels Midland Co., et al, No. CV 9701108, and filed on February 21, 1997 in the Circuit Court of Jefferson County, Alabama, includes allegations that are similar to these contained in the putative class actions and seeks monetary relief in the amount of $670,000, injunctive relief against alleged illegal conduct, attorneys fees and costs, punitive damages and other unspecified relief. The Tennessee action, encaptioned McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. The Company has not yet filed a responsive pleading. The Michigan action alleges a restraint of trade in violation of the Michigan Antitrust Reform Act and include allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Michigan during certain periods in the 1990s. This action, encaptioned Michigan Pork Producers Assn, et al. v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, was filed on September 25, 1996 in Kent County Circuit Court. The Company has not yet filed a responsive pleading in either action.

        CITRIC ACID ACTIONS

        The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled or dismissed.

        FEDERAL ACTIONS.    Seven of these actions alleged
        violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and sought injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. These six actions were transferred to the United States District Court for the Northern District of California and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963(FMS). On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in this consolidated action in which among other things, the Company agreed to pay $35 million to members of the class, without admitting the alleged violations of law. On March 3, 1997, the court preliminarily approved the settlement and final approval was granted on July 23, 1997. On February 4, 1997, a class action complaint, encaptioned Galavan Supplements Ltd. v. Archer Daniels Midland Co., et al., No. 97-0704 JGD (VAPx), was filed in the United States District Court for the Central District of California. The Company, along with other companies, was named a defendant in this putative class action brought on behalf of a class consisting of all persons and entities outside of the United States who purchased citric acid directly from any defendants through their foreign facilities during the time period July 1, 1991 through June 30, 1995. This action alleges violations of the federal antitrust laws, including allegations that the defendants conspired to fix, maintain and stabilize the price of citric acid and to allocate amongst themselves their major citric acid customers, accounts and market shares on a worldwide basis. The Company, along with other defendants, has moved to dismiss this action. The Company, along with other companies, also has been named as a defendant in two non-class action federal antitrust suits involving the sale of citric acid. One action was filed on June 9, 1997 in the United States District Court for the Northern District of California and is encaptioned The Proctor & Gamble Manufacturing Co., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2155 (VRW). The other action was filed on June 26, 1997 in the United States District Court for the Northern District of California and is encaptioned Conopco, Inc., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2407 (MMC). Both actions
     20
     PAGE 21
        allege violations of federal antitrust laws, including allegations that defendants agreed to fix, raise and maintain the price of citric acid, and seek an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. These actions, which have been brought by entities that opted out of the federal class action, have been coordinated with In Re Citric Acid Antitrust Litigation that also is pending in the United States District Court for the Northern District of California. The Company and the plaintiffs in Conopco have reached a tentative settlement agreement which provides for consideration to be paid by the Company in the form of cash and product in amounts not deemed material. The parties are in the midst of discovery in the remaining action.

        STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
        436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912. The second action was filed on June 28, 1996 in San Francisco County Superior Court and is encaptioned Wignall v. Archer Daniels Midland Co., et al., Civil Action No. 979360. These actions recently have been coordinated before a single court in San Francisco, County, California under the caption, Food Additives (Lysine/Citric Acid) cases, Coordination Proceeding No. 3265. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama, Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi, New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al. v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729. The Company has moved to dismiss this action and that motion is set for hearing in October, 1997.

        HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS
        ACTIONS

        The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November
        20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone
        County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The parties are in the midst of discovery in this action. The Company, along with other companies, also has been named as defendant in a putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1993 through June 27, 1995. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. The parties are in the midst of discovery in this action. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia
        antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The parties are in the midst of discovery in this action. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations
        that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. The parties are in the midst of discovery in this action.
        21
       PAGE 22
        HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
        ACTIONS

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

        SHAREHOLDER DERIVATIVE ACTIONS

              Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November 19, 1996. ADM moved to dismiss the complaint on December 12, 1996. On May 29, 1997, the Company executed a Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit and that appeal is pending. Provided the order approving the Memorandum of Understanding is affirmed, the parties have agreed to jointly seek dismissal of the Delaware actions with prejudice.

        DELAWARE STATE LAW/FEDERAL SECURITIES LAWS ACTIONS

        The Company and certain of its current and former directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders.
        The Delaware Court of Chancery dismissed this action on February 20, 1996. On September 17, 1997, the Supreme Court of Delaware affirmed the lower court's judgment and remanded the case to provide the plaintiff's an opportunity to replead.
   22

     PAGE 23
        OTHER

        As described in the notes to the consolidated financial statements and management's discussion of operations and financial condition, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 1997 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 1997 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1997 and is incorporated herein by reference.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1997 and is incorporated herein by reference.
23
     PAGE 24
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1997 are incorporated herein by reference:

        Consolidated balance sheets--June 30, 1997 and 1996 Consolidated statements of earnings--Years ended
          June 30, 1997, 1996 and 1995
        Consolidated statements of shareholders' equity--Years
ended
          June 30, 1997, 1996 and 1995
        Consolidated statements of cash flows--Years ended
          June 30, 1997, 1996 and 1995
        Notes to consolidated financial statements--June 30,
1997
        Summary of Significant Accounting Policies
        Report of Independent Auditors
        Quarterly Financial Data (Unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND                 FINANCIAL DISCLOSURE

        None.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for 1997 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11.  EXECUTIVE COMPENSATION

        Information responsive to this Item is set forth in "Executive Compensation" and "Compensation and Stock Option Committee Report" of the definitive proxy statement for 1997 and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

        Information responsive to this Item is set forth in "Principal Holders of Voting Securities" of the definitive proxy statement for 1997 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is set forth in
        "Certain Relationships and Related Transactions" of the
        definitive proxy statement for 1997 and is incorporated
        herein by reference.
24
     PAGE 25
PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

             (a)(1)           The following consolidated
             financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1997, are incorporated by reference in Item 8, and are also incorporated herein by reference:

             Consolidated balance sheets--June 30, 1997 and 1996

             Consolidated statements of earnings--Years ended
              June 30, 1997, 1996 and 1995

             Consolidated statements of shareholders' equity--
              Years ended June 30, 1997, 1996 and 1995

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

             Consolidated statements of cash flows--Years ended
              June 30, 1997, 1996 and 1995

                              Notes to consolidated financial
             statements--June 30,
              1997

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

                               (4)
              Instruments defining the rights of security holders, including:

 25
      PAGE 26
                 (i)Indenture dated May 15, 1981, between the r egistrant and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 2-71862), relating to the $250,000,000 - 7% Debentures due May 15, 2011;

                 (ii)Indenture dated May 1, 1982, between the r egistrant and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4(c) to Registration Statement No. 2-77368), relating to the $400,000,000 Zero
                 Coupon Debentures due May 1, 2002;

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

                 (iii)Indenture dated as of March 1, 1984 betwe en the registrant and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated August 3, 1984 (File No. 1-44)), as supplemented by the Supplemental Indenture dated as of January 9, 1986, between the registrant and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated January 9, 1986 (File No. 1-44)), relating to the $100,000,000 - 10 1/4% Debentures due
                 January 15, 2006;

                 (iv)Indenture dated June 1, 1986 between the r egistrant and Chemical Bank, (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and Chemical Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to the $300,000,000 - 8 7/8%
                  Debentures due April 15, 2011, the
                 $300,000,000 - 8 3/8%
                  Debentures due April 15, 2017, the
                 $300,000,000 - 8 1/8%
                  Debentures due June 1, 2012, the $250,000,000
                 - 6 1/4%
                  Notes due May 15, 2003, the $250,000,000 - 7
                 1/8%
                  Debentures due March 1, 2013, and the
                 $350,000,000 -
                  7 1/2% Debentures due March 15, 2027.

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

                (i)Registration Statement No. 2-91811 on Form S -8 dated June 22, 1984 (definitive Prospectus dated July 16, 1984) relating to the Archer Daniels Midland 1982 Incentive Stock Option Plan.
 26
     PAGE 27
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

                (ii)Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993 relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan and Archer Daniels Midland Company Savings and Investment Plan.

                (iii)Registration Statement No. 33-58387 on For m S-8 dated April 3, 1995 relating to the ADM
                Savings and Investment Plan for Salaried
                Employees and the ADM Savings and Investment
                Plan for Hourly Employees.

                              (13)Portions of annual report to
              shareholders incorporated by reference

                              (21)Subsidiaries of the registra
              nt

                              (23)Consent of independent audit
              ors

                              (24)          Powers of attorney

                              (27)     Financial Data Schedule

        (b) Reports on Form 8-K


A Form 8-K was not filed during the quarter ended
           June 30, 1997.
27
     PAGE 28
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 26, 1997

                 ARCHER-DANIELS-MIDLAND COMPANY


/s/ D. J. Smith        /s/ D. J. Schmalz     /s/ S. R. Mills
D. J. Smith            D. J. Schmalz         S. R. Mills
Vice President, Secretary                    Vice President
and                    Controller
and General Counsel    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 26, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


     /s/ G. A. Andreas
     G. A. Andreas*,
     Chief Executive and Director
     (Principal Executive Officer)

     /s/ D. O. Andreas                /s/ M. B. Mulroney
     D. O. Andreas*,                  M. B. Mulroney*,
     Chairman of the Board of         Director
     Directors

     /s/ S. M. Archer, Jr.            /s/ R. S. Strauss
     S. M. Archer, Jr.*,              R. S. Strauss*,
     Director                         Director

     /s/ J. R. Block                  /s/ J. K. Vanier
     J. R. Block*,                    J. K. Vanier*,
     Director                         Director

     /s/ R. R. Burt                   /s/ O. G. Webb
     R. R. Burt*,                     O. G. Webb*,
     Director                         Director

     /s/ Mrs. M. H. Carter            /s/ A. Young
     Mrs. M. H. Carter*,              A. Young*,
     Director                         Director

     /s/ G. O. Coan                   /s/ D. J. Smith
     G. O. Coan*,                     Attorney-in-Fact
     Director

     /s/ F. R. Johnson
     F. R. Johnson*,
     Director




*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
28