Form 10-K/A
ARCHER DANIELS MIDLAND CO
filed 1997-10-01
CIK 7084

PAGE 1
                          FORM 10-K/A

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D. C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to -------
------------
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

          Common Stock, no par value--531,196,269 shares
                    (August 31, 1997)

1
      PAGE 2

     This Amendment on Form 10-K/A is being filed for the purpose of amending Item 1 (e) of the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 to provide certain additional information at September 30, 1997.

      The following amends and restates Item 1(e) in its entirety.

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

2

     PAGE 3
Item 1. BUSINESS--Continued

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

3

     PAGE 4
Item 1. BUSINESS--Continued


           Paul L. Krug, Jr.   Vice President from 1991 and  53
                               President of ADM Investor
                               Services.

           John E. Long        Vice President from July 1996.68
                               President of ADM Research
                               Division from 1992. Various
                               senior research positions from
                               1975.

           Claudia Madding     Secretary to the Executive    46
                               Committee from September 1997.
                               Executive Assistant to the
Chairman
                               since July 1997.  Assistant
Secretary
                               since January 1993.
Administrative
                               Assistant to the Chairman since
1984.

           Jack McDonald       Vice President from October
1994.   65
                               President of Southern Cotton Oil
                               Division from 1990.

           John D. McNamara    Group Vice President and      49
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

           Steven R. Mills     Controller from October 1994. 42
                               Various senior treasury and
                               accounting positions from 1979.


           Stephen W. Minder   Corporate Compliance Officer  41
                               from July 1997.  Various senior
                               internal audit positions since
1990.


           Paul B. Mulhollem   Group Vice President from     48
                               July 1997. Vice President from
                               January 1996. Managing Director
                               of ADM International, Ltd., from
                               1993. International
merchandising
                               positions since 1992.




           Brian F. Peterson   Vice President from January
1996.   55
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



           Richard P. Reising  Senior Vice President from July53
                               1997. Vice President, Secretary
                               and General Counsel from
                               1991 to 1997.

           John D. Rice        Vice President from 1993 and  43
                               President of ADM Food Oils
                               Division since December 1996.
                               Vice President of ADM Processing
                               Division from 1992.

           Scott A. Roberts    Assistant Secretary and
Assistant   36
                               General Counsel since July 1997.
                               Member of the ADM Law Department
                               since 1985.


           Kenneth A. Robinson Vice President from January
1996.   50
                               Vice President of ADM Processing
                               Division from 1985.
4
     PAGE 5
Item 1. BUSINESS-Continued

           Douglas J. Schmalz  Vice President and Chief      51
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

                              G. Allen Andreas and Martin L.
           Andreas are nephews of Dwayne O. Andreas, a
           director of the registrant. Michael D. Andreas is the son of Dwayne O. Andreas. Charles P. Archer is the son of S. M. Archer, Jr., a director of the registrant.
5

     PAGE 6
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 30, 1997

                ARCHER-DANIELS-MIDLAND COMPANY


/s/ D. J. Smith        /s/ D. J. Schmalz     /s/ S. R. Mills
D. J. Smith            D. J. Schmalz         S. R. Mills
Vice President, Secretary                    Vice President
and                    Controller
and General Counsel    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 30, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


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

     /s/ R. R. Burt                   /s/ O. G. Webb
     R. R. Burt*,                     O. G. Webb*,
     Director                         Director

     /s/ Mrs. M. H. Carter            /s/ A. Young
     Mrs. M. H. Carter*,              A. Young*,
     Director                         Director

     /s/ G. O. Coan                   /s/ D. J. Smith
     G. O. Coan*,                     Attorney-in-Fact
     Director

     /s/ F. R. Johnson
     F. R. Johnson*,
     Director




*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
6