Form 10-Q
period 1997-11-07
ARCHER DANIELS MIDLAND CO
filed 1997-11-07
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period ________________________ TO
________________________

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

         Common Stock, no par value - 557,527,630 shares
                       (October 31, 1997)
1
      PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                      1997                  1996
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,651,30    $3,330,47
                                        2            5
Cost of products sold and other
operating      costs                    3,326,134    2,960,475
                                        _________    _________

    Gross Profit                         325,168      370,000

Selling, general and administrative      134,986      311,332
expenses
                                        _________    _________

    Earnings From Operations             190,182       58,668

Other income                               8,833       19,441
                                        _________    _________

    Earnings Before Income Taxes         199,015       78,109

Income taxes                              67,665       74,556
                                        _________    _________

    Net Earnings                        $  131,3     $  3,553
                                        50
                                        =========    =========



Average number of shares outstanding     557,695      572,360

Net earnings per common share               $.24              $.01

Dividends per common share                 $.048              $.046

See notes to consolidated financial statements.
2
     PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                              SEPTEMBER    JUNE 30,
                                                 30,
                                                1997         1997
                                           ------------------------
                                                      ---
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  144,829    $   397,788
  Marketable securities                    448,045       330,208
  Receivables                              1,553,390     1,329,350
  Inventories                              2,071,409     2,094,092
  Prepaid expenses                         156,395       132,897
                                           __________    __________

     Total Current Assets                  4,374,068     4,284,335


Investments and Other Assets
  Investments in and advances to           1,327,325     1,102,420
affiliates
  Long-term marketable securities          1,104,476     987,665
  Other assets                             268,223       271,352
                                           __________    __________

                                           2,700,024     2,361,437

Property, Plant and Equipment
  Land                                     122,257       118,898
  Buildings                                1,492,703     1,448,945
  Machinery and equipment                  7,029,320     6,841,225
  Construction in progress                 871,773       765,720
  Less allowances for depreciation         (4,567,256)   (4,466,193)

                                           __________    __________

                                           4,948,797     4,708,595

                                           __________    __________

                                           $12,022,889   $11,354,367
                                           ===========   ===========

See notes to consolidated financial statements.
3

     PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             SEPTEMBER    JUNE 30,
                                                30,
                                               1997         1997
                                           ------------------------
                                                      --
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,016,015   $   604,831
  Accounts payable                         1,255,368    1,126,313
  Accrued expenses                         517,998      493,944
  Current maturities of long-term debt     27,111       23,667
                                           __________   __________

     Total Current Liabilities             2,816,492    2,248,755

Long-term Debt                             2,352,468    2,344,949

Deferred Credits
  Income taxes                             607,491      597,514
  Other                                    113,829      113,020
                                           __________   __________

                                           721,320      710,534

Shareholders' Equity
  Common stock                             4,180,285    4,192,321
  Reinvested earnings                      1,952,324    1,857,808
                                           __________   __________

                                           6,132,609    6,050,129
                                           __________   __________

                                           $12,022,889  $11,354,367
                                           ==========   ==========

See notes to consolidated financial statements.
4

     PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER, 30
                                              1997                1996
                                              ------------------------
                                                   (In thousands)
Operating Activities
 Net earnings                                    $  131,350    $   3,553
 Adjustments to reconcile to net cash provided
  by operations
       Depreciation and amortization                117,539       106,254
       Deferred income taxes                        4,128         22,751
       Amortization of long-term debt discount      7,849         6,875
         (Gain)loss on marketable securities          (23,698)      (30,718)
transactions
       Other                                        6,152         21,546
       Changes in operating assets and
liabilities
          Receivables                                 (182,327)     (79,361)
          Inventories                                 144,598       223,700
          Prepaid expenses                            (23,201)      4,710
          Accounts payable and accrued expenses       131,376       277,501
                                                ________      ________

          Total Operating Activities                  313,766       556,811

Investing Activities
 Purchases of property, plant and equipment      (190,591)     (227,852)
 Net assets of businesses acquired               (209,355)     (10,970)
 Investments in and advances to affiliates       (188,095)     (307,809)
 Purchases of marketable securities              (389,177)     (375,671)
 Proceeds from sales of marketable securities    188,891       236,683
                                                ________      ________

          Total Investing Activities                  (788,327)     (685,619)

Financing Activities
 Long-term debt payments                         (3,900)       (3,123)
 Net borrowings under line of credit             281,509       116,965
agreements
 Purchases of treasury stock                     (30,406)      (40,989)
 Cash dividends and other                        (25,601)      (25,876)
                                                ________      ________

          Total Financing Activities                  221,602       46,977
                                                ________      ________

 Decrease In Cash and Cash Equivalents           (252,959)     (81,831)
Cash and Cash Equivalents Beginning of Period   397,788       534,702
                                                ________      ________

 Cash and Cash Equivalents End of Period         $  144,829    $ 452,871
                                                ========      ========

See notes to consolidated financial statements.
6
     PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

       Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

Note 2.   Other Income

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
                                          1997             1996
                                          ---------------------
                                             (In thousands)
Investment income                        $28,202     $38,867
Interest expense                         (55,419)    (46,127)
Gain on marketable securities
 transactions                            23,701      30,301
Equity in earnings of affiliates         10,557      (1,991)
Other                                    1,792       (1,609)
                                         -----       ------
                                         $ 8,833     $19,441
                                         =====       ======

Note 3.              Per Share Data

       All references to share and per share information have
       been adjusted for the 5 percent stock dividend paid
       September 15, 1997.
7
       PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 4.Antitrust Investigation and Related Litigation

       Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ, the Company has paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company.

       Following public announcement in June 1995 of these investigations, the Company and certain of its then current directors and executive officers were named as defendants in a number of putative class action suits for alleged violations of federal securities laws on behalf of all purchasers of securities of the Company during the period between certain dates in 1992 and 1995. The Company, along with other domestic and foreign companies, was named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid, and high fructose corn syrup. The plaintiffs generally request unspecified compensatory damages, costs, expenses and unspecified relief. The Company and the individuals named as defendants intend to vigorously defend these actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted and could result in the Company being subject to monetary damages, other sanctions and expenses.

       The Company has made provisions of $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover the fine, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action and certain state actions filed by indirect purchasers of lysine, and related costs and expenses associated with the litigation described in the proceeding paragraph. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

       The Company and its directors have also been named as defendants in a putative class action suit which alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its 1995 Annual Meeting of Shareholders. This case was dismissed, appealed and has now been remanded to provide the plaintiffs an opportunity to replead.
8
       PAGE 9
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES


  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                          1997           1996
                                          -------------------
                                             (In millions)
Oilseed products                         $2,309     $2,106
Corn products                            535        549
Wheat and other milled products          387        449
Other products and services              420        226
                                         -----      -----
                                         $3,651     $3,330
                                         =====      =====

Net sales and other operating income increased 10 percent for the quarter to $3.7 billion due primarily to sales attributable to recently acquired operations. Sales of oilseed products increased 10 percent for the quarter due principally to higher sales volumes reflecting strong worldwide vegetable oil demand. This increase was partially offset by lower average selling prices reflecting the lower cost of raw materials. Sales of corn products decreased 2 percent due primarily to lower average selling prices for both the Company's sweetener products and fuel alcohol. This decrease was partially offset by increased sales volumes for both fuel alcohol and sweetener products as well as by increased average selling prices for lysine. Sales of wheat and other milled products decreased 14 percent for the quarter due to decreased average selling prices reflecting the lower cost of raw materials. The increase in other products and services was due principally from sales related to the Company's recently acquired cocoa business.

Cost of products sold and other operating costs increased $366 million for the quarter to $3.3 billion due principally to costs related to recently acquired operations. To a lesser extent, costs increased due to higher sales volumes partially offset by lower average raw material costs.

Gross profit declined $45 million to $325 million for the quarter due primarily to the net effect of decreased sales prices versus lower raw material costs and decreased merchandising and transportation margins. These decreases were partially offset by increased sales volumes and margins from recently acquired operations.
9
     PAGE 10
Selling, general and administrative expenses decreased $176 million to $135 million due primarily to decreased legal and litigation related costs of $200 million arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as a securities suit brought by shareholders (see note 4 to the financial statements). Additionally, selling, general and administrative costs increased $13 million due to expenses attributable to recently acquired operations.

The decrease in other income for the quarter was due to decreased investment income due to lower invested funds, increased interest expense due to higher borrowing levels and decreased gains on marketable securities transactions. These decreases were partially offset by increased equity in earnings of unconsolidated affiliates.

The decrease in income taxes for the quarter was a result of a lower effective income tax rate partially offset by higher pretax earnings. The decrease in the Company's effective income tax rate to 34 percent for the quarter compared to an effective rate of 95 percent last year is due primarily to the non-deductibility for income tax purposes last year of a portion of the Company's litigation settlements and fines.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997, the Company continued to show substantial liquidity with working capital of $1.6 billion, including cash and marketable securities of $593 million. During the quarter, the Company's cash and marketable securities net of short-term debt decreased $429 million and working capital decreased $478 million reflecting the Company's business acquisitions, investments in property, plant and equipment expansions and investments in affiliates. Capital resources remained strong as reflected in the Company's net worth of $6.1 billion. The Company's ratio of long-term debt to total capital at September 30, 1997 was approximately 26 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been conducting investigations into possible violations by the Company and others of federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ, the Company has paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in Note 4 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine. The Company made provisions of $231 million in prior years to cover such fines and settlements and related costs and expenses. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.
10
     PAGE 11
PART II - OTHER INFORMATION
Item 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("IEPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain permits for certain pollution control equipment at certain of the Company's processing facilities in Illinois. The Company and IEPA have executed a settlement agreement with respect to one of these proceedings. That agreement is currently before the Illinois Pollution Control Board for approval. The Company believes it has meritorious defenses to the remaining proceeding. In management's opinion this settlement and the remaining proceeding will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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

     On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This actions which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS, and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. The parties are in the midst of discovery in this action.

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other five California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and the other four indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives
     (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co.
     v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). The parties are in the midst of discovery in this action.

     The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. The remaining parties are in the midst of discovery in this action.
     11
     PAGE 12
     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-one putative class action antitrust suits involving the sale of lysine. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     STATE ACTIONS. The Company has been named as a defendant, along with other companies, in two putative class action antitrust suits and one non-class action suit filed in Alabama state court, one putative class action antitrust suit filed in Tennessee state court and one putative class action antitrust suit filed in Michigan state court involving the sale of lysine. The two putative Alabama class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The two putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. The parties are in the midst of discovery in this action. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action. The non-class action, encaptioned Kent
     v. Archer Daniels Midland Co., et al, No. CV 9701108, and filed on February 21, 1997 in the Circuit Court of Jefferson County, Alabama, includes allegations that are similar to these contained in the putative class actions and seeks monetary relief in the amount of $670,000, injunctive relief against alleged illegal conduct, attorneys fees and costs, punitive damages and other unspecified relief. This action has been removed to federal court in the Northern District of Alabama. The Tennessee action, encaptioned McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. The Company has not yet filed a responsive pleading. The Michigan action alleges a restraint of trade in violation of the Michigan Antitrust Reform Act and include allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Michigan during certain periods in the 1990s. This action, encaptioned Michigan Pork Producers Assn, et al. v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, was filed on September 25, 1996 in Kent County Circuit Court. The Company has not yet filed a responsive pleading in either action.
     12
     PAGE 13
     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled or dismissed.

     FEDERAL ACTIONS.    Seven of these actions alleged
     violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and sought injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of citric acid for certain periods in the 1990s. These six actions were transferred to the United States District
     Court for the Northern District of California and consolidated as In Re Citric Acid Antitrust Litigation, MDL No. 1092, Master File No. C-95-2963(FMS). On September 27, 1996 the Company entered into an agreement with counsel for the plaintiff class in this consolidated action in which among other things, the Company agreed to pay $35 million to members of the class, without admitting the alleged violations of law. On March 3, 1997, the court preliminarily approved the settlement and final approval
     was granted on July 23, 1997. On February 4, 1997, a class action complaint, encaptioned Galavan Supplements Ltd. v. Archer Daniels Midland Co., et al., No. 97-0704 JGD (VAPx), was filed in the United States District Court for the Central District of California. The Company, along with other companies, was named a defendant in this putative class action brought on behalf of a class consisting of all persons and entities outside of the United States who purchased citric acid directly from any defendants through their foreign facilities during the time period July 1,
     1991 through June 30, 1995. This action alleges violations of the federal antitrust laws, including allegations that the defendants conspired to fix, maintain and stabilize the price of citric acid and to allocate amongst themselves their major citric acid customers, accounts and market shares on a worldwide basis. The Company, along with other defendants, has moved to dismiss this action. The Company, along with other companies, also has been named as a defendant in two non-class action federal antitrust suits involving the sale of citric acid. One action was filed on June 9, 1997 in the United States District Court for the Northern District of California and is encaptioned The Proctor & Gamble Manufacturing Co., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2155
     (VRW). The other action was filed on June 26, 1997 in the United States District Court for the Northern District of California and is encaptioned Conopco, Inc., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2407 (MMC). Both actions allege violations of federal antitrust laws, including allegations that defendants agreed to fix, raise and maintain the price of citric acid, and seek an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. These actions, which have been brought by entities that opted out of the federal class action, have been coordinated with In Re Citric Acid Antitrust Litigation
     that also is pending in the United States District Court
     for the Northern District of California. The Company and
     the plaintiffs in Conopco have settled this action, the terms of which provide for consideration to be paid by the Company in the form of cash and product in amounts not deemed material. The parties are in the midst of discovery in the remaining action.
     13
     PAGE 14
     STATE ACTIONS. The Company, along with other companies,
     also has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief.
     The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County,
     Alabama and is encaptioned Seven Up Bottling Co. of
     Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also
     has been named as a defendant in   two putative class
     action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the
     price of citric acid, and seek injunctions against
     continued illegal conduct, treble damages of an
     unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the
     1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912. The second action was
     filed on June 28, 1996 in San Francisco County Superior Court and is encaptioned Wignall v. Archer Daniels Midland Co., et al., Civil Action No. 979360. These actions recently have been coordinated before a single court in
     San Francisco, County, California under the caption, Food Additives (Lysine/Citric Acid) cases, Coordination Proceeding No. 3265. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama, Arizona, California, District of Columbia,
     Florida, Tennessee, West Virginia, Mississippi, New
     Mexico, North Carolina, South Dakota, North Dakota,
     Kansas, Louisiana, Michigan and Maine, including
     allegations that defendants conspired to maintain the
     price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27,
     1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al. v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729.
     14



     PAGE 15

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as defendant in a putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1993 through June 27, 1995. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. The parties are in the midst of discovery in this action. On September 29, 1997, the court denied the plaintiff's motion for class certification. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. The parties are in the midst of discovery in this action. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. The parties are in the midst of discovery in this action.
     15
     PAGE 16
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995 Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following  the  public  announcement  of  the  grand   jury
     investigations   in  June  1995  discussed   above,   three
     shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have
     supplemented   the  complaint  to  include  the   antitrust
     settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November 19, 1996. ADM moved to dismiss the complaint on December
     12,  1996.  On  May  29,  1997,  the  Company  executed   a
     Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's Board of Directors. On May 30, 1997, the United States
     District   Court  for  the  Central  District  of  Illinois
     preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit and that appeal is pending. Provided the order approving the Memorandum of Understanding is affirmed, the parties have agreed to
     jointly  seek  dismissal  of  the  Delaware  actions   with
     prejudice.
     16
     PAGE 17
     DELAWARE STATE LAW/FEDERAL SECURITIES LAWS ACTIONS

     The Company and certain of its current and former directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders. The Delaware Court of Chancery dismissed this action on February 20, 1996. On September 17, 1997, the Supreme Court of Delaware affirmed the lower court's judgment and remanded the case to provide the plaintiff's an opportunity to replead. The revised complaint must be filed on or before November 21, 1997.

     OTHER

     As described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

  Item 2. Changes in Securities

        a)                 In July, 1997, the Board of
Directors declared a 5 percent                      stock
dividend which was paid on September 15, 1997, to shareholders of record on August 18, 1997.

  Item 6. Exhibits and Reports on Form 8-K

         a)                 A Form 8-K was not filed during the
  quarter ended September                    30, 1997.
  17
     PAGE 18
                           SIGNATURES

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

                             ARCHER-DANIELS-MIDLAND COMPANY




                                  /s/ D. J. Schmalz
                                  D. J. Schmalz
                                  Vice President
                                  and Chief Financial Officer




                                  /s/ D. J. Smith
                                  D. J. Smith
                                  Vice President, Secretary and
                                  General Counsel



Dated:   November 7, 1997
18