Form 10-K/A
ARCHER DANIELS MIDLAND CO
filed 1997-12-15
CIK 7084

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

For the transition period from --------------------- to ----
------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$10.2 billion
(Based on the closing price of the New York Stock Exchange on August 18, 1997)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--531,196,269 shares
                    (August 31, 1997)

1
      PAGE 2


The Amendment on Form 10-K/A is being filed for the purpose of amending item 14 and amending and restating Exhibit 13 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the registrant's Annual Report on Form 10-K/A filed September 29, 1997. Item 14(10) is hereby amended by adding the following: (iv) Exhibit A to the Definitive Proxy Statement dated September 25, 1996 for the Company's 1996 Annual Meeting of Shareholders, relating to the Company's 1996 Stock Option Plan.

The following amends and restates Exhibit 13 in its entirety:

MANAGEMENT'S DISCUSSION OF
OPERATIONS AND FINANCIAL CONDITION - JUNE 30, 1997

  Operations

   The  Company  is  in  one business segment  -  procuring,
transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:



                           1997    1996    1995
                          ---------------------
                                  -----
                              (in millions)
Oilseed products           $8,860 $8,027  $7,620
Corn products               2,171  2,431   2,368
Wheat and other milled      1,631  1,662   1,371
products
Other products
                            1,191  1,120   1,196
                           ------ ------  ------
                           $13,85 $13,24  $12,55
                                3      0       5
                           ====== ======  ======
                                =      =       =

1997 compared to 1996

  Net sales and other operating income increased $613 million to a record high $13.9 billion for 1997 due principally to a 4% increase in average selling prices and to a lesser extent sales attributable to recently acquired operations. Sales of oilseed products increased 10% to $8.9 billion due primarily to higher average selling prices reflecting relatively strong demand for protein meal in the domestic market and the higher cost of raw materials. Sales volumes of oilseed products were up for the year due principally to improved export vegetable oil demand. Sales of corn products decreased 11% to $2.2 billion due primarily to decreased sales volumes of fuel alcohol as reduced corn supplies and the resulting higher cost of corn resulted in the Company reducing its production of fuel alcohol. Average selling prices of corn products were up 3% for the year due to the good demand for the Company's fuel alcohol and bioproducts, including lysine and threonine. These average selling price increases were partially offset by lower average selling prices for the Company's sweetener products as a result of the start-up of new corn wet milling facilities in the industry and the resulting overcapacity in the marketplace. Sales of wheat and other milled products decreased 2% to $1.6 billion due to both decreased volumes of products sold and to lower average selling prices reflecting excess milling capacity in the industry. This volume decrease was partially offset by sales related to recently acquired operations in Canada and the Caribbean. The increase in other products and services was due principally to the sales related to the Company's recently acquired cocoa business partially offset by lower merchandising and transportation revenues.
  Cost of products sold and other operating costs increased $700 million to $12.6 billion due principally to a 5% increase in average raw material commodity prices and to costs attributable to recently acquired operations.
2
     PAGE 3
  The $86 million decrease in gross profit to $1.3 billion resulted primarily from decreased merchandising and transportation margins and the net effect of increased raw material costs versus higher sales prices. These decreases were partially offset by gross profit attributable to recently acquired operations.

  Selling, general and administrative expenses increased $202 million to $675 million due primarily to increased legal and litigation related costs of $171 million including provisions related to fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products, as well as a securities suit brought by shareholders (see note 11 to the financial statements). Additionally, selling, general and administrative expenses increased $26 million due to expenses attributable to recently acquired operations.

  The decrease in other income for 1997 was due principally to decreased gains on marketable securities transactions, decreased investment income due to both lower invested funds and lower interest rates, increased interest expense due primarily to increased levels of borrowings, and a decrease in other income as 1996 results included a $15 million gain on the sale of the Company's Supreme Sugar subsidiary.

  The decrease in income taxes for 1997 resulted primarily from lower pretax earnings. The increase in the Company's effective income tax rate to 41% for the year compared to an effective rate of 34% last year was due principally to the non-deductibility for income tax purposes of a portion of the Company's litigation settlements and fines.

1996 compared to 1995

  Net sales and other operating income increased $685 million to $13.2 billion for 1996 due principally to a 6% increase in average selling prices. This increase was partially offset by the decrease due to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business, and the contribution of the Company's formula feed operation to an unconsolidated subsidiary. Sales of oilseed products increased 5% to $8 billion due primarily to higher average selling prices reflecting relatively strong demand for protein meal in the domestic market and the higher cost of raw materials. Sales volumes of oilseed products were up slightly for the year as the aforementioned meal demand more than offset the weaker export vegetable oil demand. Sales of corn products increased 3% to $2.4 billion due primarily to increased sales volumes resulting from good demand for the Company's fuel, beverage, and industrial alcohol, as well as for various bioproducts, including citric acid, lysine, and MSG. These volume increases were partially offset by lower average selling prices and lower sales volumes for the Company's sweetener products. Sales of wheat and other milled products increased 21% to $1.7 billion due principally to increased average selling prices reflecting the higher costs of raw materials. These increased average selling prices were partially offset by decreased sales volumes reflecting reduced export flour demand. The decrease in sales of other products and services for the year was due principally to the sale of the Company's Supreme Sugar subsidiary and British Arkady bakery ingredient business as well as the contribution of the Company's formula feed operation to an unconsolidated joint venture. These decreases were partially offset by increased merchandising and transportation revenues.
  Cost of products sold and other operating costs increased $961 million to $11.9 billion due primarily to a 16% increase in average raw material commodity prices, partially offset by costs attributable to recently divested operations.

  The $276 million decrease in gross profit to $1.4 billion in 1996 resulted primarily from a $242 million decrease due to the net effect of higher raw material commodity prices versus increased average selling prices and, to a lesser extent, gross profit attributable to recently divested operations.

  Selling, general and administrative expenses increased $23 million to $473 million in 1996 due primarily to an increase in legal and litigation related expenses which were partially offset by $29 million of expenses attributable to recently divested operations and by an $8 million decrease in bad debt expense.

  The increase in other income for 1996 was due principally to increased gains on marketable securities transactions and, to a lesser extent, increased equity in earnings of unconsolidated affiliates. Other income for 1996 included a $15 million gain on the sale of the Company's Supreme Sugar subsidiary.

  The decrease in income taxes for 1996 was the result of lower pretax earnings partially offset by a higher effective income tax rate. The Company's effective income tax rate for 1996 was 34% compared to an effective rate of 33% for 1995.

Liquidity and Capital Resources

  At June 30, 1997, the Company continued to show substantial liquidity with working capital of $2 billion, including cash and marketable securities of $728 million. Working capital also includes inventory with a replacement cost in excess of its LIFO carrying value of approximately $45 million. During 1997, the Company's cash and marketable securities net of short-term debt decreased $1.3 billion, working capital decreased $716 million and shareholders' equity decreased $95 million reflecting the Company's investments in property, plant and equipment expansions, investments in affiliates, business acquisitions, and purchases of the Company's common stock. Capital resources remained strong as reflected in the Company's net worth of $6.1 billion. The principal sources of capital during the year were funds generated from operations and funds generated from the issuance of $350 million of 7.5% debentures due in 2027. The Company's ratio of long-term debt to total capital at year end was approximately 26%. Annual maturities of long-term debt range from $11 million to $24 million during the next four years, and will be $428 million in 2002.
3
       PAGE 4
  Commercial paper and commercial bank lines of credit are available to meet seasonal cash requirements. At June 30, 1997, the Company had $864 million of short-term bank credit lines. Both Standard & Poor's and Moody's continue to assign their highest ratings to the Company's commercial paper and to rate the Company's long-term debt as AA- and Aa3, respectively. In addition to the cash flow generated from operations, the Company has access to equity and debt capital through numerous alternatives from public and private sources in the domestic and international markets.

  As discussed in Note 11 to the consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been conducting investigations into possible violations by the Company and others of federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ, the Company has paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in Note 11 to the consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine. The Company made provisions of $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover such fines and settlements and related costs and expenses. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

Market Risk Sensitive Instruments and Positions

   The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, marketable equity security prices, foreign currency exchange rates, and interest rates as discussed below.

  Commodities

  The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging its inventories and related purchase and sale contracts. In addition, the Company from time to time will hedge portions of its production requirements. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventories as a cost of the commodities and reflected in the statement of earnings when the product is sold.

   A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. The Company's daily net commodity position consists of inventories, related purchase and sales contracts, and exchange traded contracts, including those to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The results of this analysis, which may differ from actual results, are as follows for fiscal 1997:


                             Fair Value               Market
                                          Risk
                            --------------------------------
                                          -----
                                      (in millions)
Highest long position            $468            $47
Highest short position            314             31
Average position (long)           123             12

  Marketable Equity Securities

   Marketable equity securities at June 30, 1997, which are recorded at a fair value of $911 million and include net unrealized gains of $183 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $91 million. Actual results may differ.

  Currencies

   In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all transactions, except for amounts permanently invested as described below, denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are readily marketable exchange traded futures contracts and forward contracts with banks. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related hedged transactions. The potential loss in fair value for such net currency position resulting from 10% adverse change in foreign currency exchange rates is not material.

   The amount permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year end exchange rate is $1.7 billion at June 30, 1997. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $167 million. Actual results may differ.
4

   PAGE 5
Interest

   At June 30, 1997, the fair value of the Company's long-term debt is estimated at $2.7 billion using quoted market prices or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value by $336 million. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates and amounts to $107 million.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is in one business segment - procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.
Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

The Company classifies all of its marketable securities as
available-for-sale. Available-for-sale securities are
carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of
shareholders' equity.
5
     PAGE 6
Inventories

Inventories, consisting primarily of merchandisable agricultural commodities and related value-added products, are carried at cost, which is not in excess of market prices. Inventory cost methods include the last-in, first-out (LIFO) method, the first-in, first-out (FIFO) method and the hedging procedure method. The hedging procedure method approximates FIFO cost.
To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging its inventories and related purchase and sale contracts. In addition, the Company from time to time will hedge portions of its production requirements. The instruments used are readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventories as a cost of the commodities and reflected in the statement of earnings when the product is sold.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost. The Company generally uses the straight line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 50 years; machinery and equipment - 3 to 30 years.

Net Sales

The Company follows a policy of recognizing sales at the time of product shipment. Net margins from grain merchandised, rather than the total sales value thereof, are included in net sales in the consolidated statements of earnings. Sales of the Company, including the sales value of grain merchandised, were $18.1 billion in 1997, $18.0 billion in 1996, and $15.6 billion in 1995, and such sales include export sales of $5.4 billion in 1997, $5.7 billion in 1996 and $4.3 billion in 1995.

Per Share Data

Share and per share information have been adjusted to give effect to all stock dividends, including the 5% stock dividend declared in July 1997 and payable in September
1997. Net earnings per common share is determined by dividing net earnings by the weighted average number of common shares outstanding. The impact of common stock equivalents is not material.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 (SFAS 128) "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 will not have a material effect on the Company's reported EPS.
6
       PAGE 7


CONSOLIDATED STATEMENTS OF EARNINGS

                                           Year Ended June 30
                                     ------------------------------
                                                 -------
                                       1997       1996       1995
                                     -------------------------------
                                                 ------
                                     (In thousands, except per share
                                                amounts)
Net sales and other operating        $13,853,2  $13,239,8  $12,555,4
income                               62         39         03

Cost of products sold and other      12,552,71  11,853,07  10,892,47
operating costs                      8          0          6
                                     ---------  ---------  ---------
                                     -          -          -

   Gross Profit                      1,300,544  1,386,769  1,662,927

Selling, general and administrative  675,103    473,294    450,365
expenses
                                     ---------  ---------  ---------
                                     -          -          -

   Earnings From Operations          625,441    913,475    1,212,562

Other income (expense)               18,964     140,938    (31,039)
                                     ---------  ---------  ---------
                                     -          -          -

   Earnings Before Income Taxes      644,405    1,054,413  1,181,523

Income taxes                         267,096    358,501    385,608
                                     ---------  ---------  ---------
                                     -          -          -

   Net Earnings                      $          $          $
                                     377,309    695,912    795,915
                                     =========  =========  =========
                                     =          =          =

Net earnings per common share        $          $    1.20  $
                                     .66                   1.34
                                     =========  =========  =========
                                     =                     =

Average number of shares outstanding 567,954    577,547    596,139
                                     =========  =========  =========
                                                           =


See notes to consolidated financial statements.
7
       PAGE 8

CONSOLIDATED BALANCE SHEETS
                                               June 30
                                        ----------------------
                                                -----
                                           1997        1996
                                        ----------------------
                                                 ----
Assets                                      (In thousands)
Current Assets
 Cash and cash equivalents              $  397,788  $  534,702
 Marketable securities                  330,208     820,147
 Receivables                            1,329,350   1,131,591
 Inventories                            2,094,092   1,790,636
 Prepaid expenses                       132,897     107,607
                                        ----------  ----------

   Total Current Assets                 4,284,335   4,384,683


Investments and Other Assets
 Investments in and advances to         1,102,420   624,305
affiliates
 Long-term marketable securities        987,665     1,092,969
 Other assets                           271,352     233,611
                                        ----------  ----------

                                        2,361,437   1,950,885

Property, Plant and Equipment
 Land                                   118,898     114,542
 Buildings                              1,448,945   1,245,662
 Machinery and equipment                6,841,225   6,034,979
 Construction in progress               765,720     588,711
 Less allowances for depreciation       (4,466,193  (3,869,593
                                        )           )
                                        ----------  ----------
                                        -           -

                                        4,708,595   4,114,301
                                        ----------  ----------
                                        -           -

                                        $11,354,367  $10,449,869
                                        ==========  ===========
                                        =

8
     PAGE 9

CONSOLIDATED BALANCE SHEETS

                                                  June 30
                                          ----------------------
                                                    --
                                             1997        1996
                                          ----------------------
                                                    --
                                              (In thousands)
Liabilities and Shareholders' Equity

Current Liabilities
  Short-term debt                         $  604,831  $    -
  Accounts payable                        1,126,313   993,403
  Accrued expenses                        493,944     525,626
  Current maturities of long-term debt    23,667      114,522
                                          ----------  ----------

     Total Current Liabilities            2,248,755   1,633,551

Long-Term Debt                            2,344,949   2,002,979

Deferred Liabilities
  Income taxes                            597,514     562,362
  Other                                   113,020     106,165
                                          ----------  ----------

                                          710,534     668,527

Shareholders' Equity
  Common stock                            4,192,321   3,869,875
  Reinvested earnings                     1,857,808   2,274,937
                                          ----------  ----------

                                          6,050,129    6,144,812
                                          ----------  ----------

                                          $11,354,36 $10,449,869
                                          7
                                          ==========  ==========

See notes to consolidated financial statements.
9

      PAGE 10

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Year Ended June 30
                                          -----------------------------
                                                      -----
                                            1997      1996       1995
                                          -----------------------------
                                                      -----
                                                  (In thousands)
Operating Activities
  Net earnings                            $         $          $ 795,915
                                          377,309   695,912
  Adjustments to reconcile to net cash
provided       by operations
    Depreciation and amortization         446,412   393,605    384,872
    Deferred income taxes                 (12,235)  72,673     25,421
    Amortization of long-term debt        29,094    25,584     21,908
discount
    (Gain) loss on marketable securities  (59,549)  (109,359   27,633
       transactions                                 )
    Other                                 (40,758)  (33,243)   8,432
    Changes in operating assets and
liabilities
     Receivables                          (23,225)  (183,569   (82,203)
                                                    )
     Inventories                          23,046    (320,529   (41,561)
                                                    )
     Prepaid expenses                     (18,760)  (1,683)    5,219
     Accounts payable and accrued         (110,653  314,494    45,611
expenses                                  )
                                          --------  --------   ---------
                                          -         -

     Total Operating Activities           610,681   853,885    1,191,247

Investing Activities
  Purchases of property, plant and        (779,508  (754,268   (558,604)
equipment                                 )         )
  Net assets of businesses acquired       (429,940  (28,612)   (55,126)
                                          )
  Investments in and advances to          (416,861  (110,615   (122,565)
affiliates                                )         )
  Purchases of marketable securities      (966,203  (816,401  (2,017,619
                                          )         )         )
  Proceeds from sales of marketable       1,607,63  1,260,71   1,940,370
securities                                1         0
                                          --------  --------   ---------
                                          -         -

     Total Investing Activities           (984,881  (449,186   (813,544)
                                          )         )

Financing Activities
  Long-term debt borrowings               348,695   42,066     17,626
  Long-term debt payments                 (115,853  (22,233)   (32,304)
                                          )
  Net borrowings under line of credit     421,046       -          -
agreements
  Purchases of treasury stock             (312,525  (259,980   (179,613)
                                          )         )
  Cash dividends and other                (104,077  (84,443)   (45,213)
                                          )
                                          --------  --------   ---------
                                          -         -

     Total Financing Activities           237,286   (324,590   (239,504)
                                                    )
                                          --------  --------   ---------
                                          -         -

     Increase (Decrease) In Cash And Cash (136,914  80,109     138,199
       Equivalents                        )

Cash And Cash Equivalents Beginning Of    534,702   454,593    316,394
Period
                                          --------  --------   --------
                                          -         -

     Cash And Cash Equivalents End Of     $         $          $ 454,593
Period                                    397,788   534,702
                                          ========  ========   =========
                                          =         =

See notes to consolidated financial statements.
10
      PAGE 11

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Common Stock
                                   ---------
                                       --
                                     Shares     Amount  Reinvest
                                                           ed
                                                        Earnings
                                   -----------------------------
                                               ------
                                           (In thousands)
Balance July 1, 1994               343,639     $3,415,9  $1,629,4
                                               55        66
Net earnings                            -         -      795,915
Cash dividends paid - $.08 per          -         -      (46,825)
share
3-for-2 stock split                172,030        -          -
5% stock dividend                  25,358      406,019   (406,019
                                                         )
Treasury stock purchases           (9,756)     (179,613      -
                                               )
Foreign currency translation            -         -      66,005
Unrealized net gains on marketable
securities                              -         -      147,118
Other                              1,253       26,616    (472)
                                   ---------   --------  --------
                                               -         -

     Balance June 30, 1995         532,524     3,668,97  2,185,18
                                               7         8

Net earnings                            -         -      695,912
Cash dividends paid - $.16 per          -         -      (90,860)
share
5% stock dividend                  25,991      411,542   (411,542
                                                         )
Treasury stock purchases           (15,632)    (259,980      -
                                               )
Foreign currency translation            -         -      (96,101)
Change in unrealized net gains on
marketable securities                   -         -      (7,421)
Other                              2,938       49,336    (239)
                                   ---------   --------  --------
                                               -         -

     Balance June 30, 1996         545,821     3,869,87  2,274,93
                                               5         7

Net earnings                            -         -      377,309
Cash dividends paid - $.19 per          -         -      (106,990
share                                                    )
5% stock dividend                  26,565      594,590   (594,590
                                                         )
Treasury stock purchases           (16,707)    (312,525      -
                                               )
Foreign currency translation            -         -      (73,393)
Change in unrealized net gains on
marketable securities                   -          -     (19,199)

Other                              2,195       40,381    (266)
                                   ---------   --------  --------
                                               --

     Balance June 30, 1997         557,874   $4,192,32   $1,857,8
                                             1           08
                                   =========   ========   ========
                                              =          ==

See notes to consolidated financial statements.
11
     PAGE 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1-Marketable Securities and Cash Equivalents

                                       Unrealiz  Unrealize   Fair
                                          ed         d
                               Cost      Gains    Losses     Value
                            --------------------------------------
                                           --------
                                        (In thousands)
1997
 United States government
  obligations
  Maturity less than 1 year $         $         $         $
                            455,657   66        19        455,704
  Maturity 1 year to 5
years                       74,332    70        108       74,294

 Other debt securities
  Maturity less than 1 year                           -
                            157,588   435                 158,023

 Equity securities
                            728,448   186,551   3,540     911,459
                            --------  --------  --------  --------
                            --        --        --        --

                            $1,416,0  $         $         $1,599,4
                            25        187,122   3,667     80
                            ========  ========  ========  ========
                            ==        ==        ==        ==
1996
 United States government
   obligations
  Maturity less than 1 year $1,184,2  $         $         $1,188,0
                            16        4,027     235       08
  Maturity 1 year to 5                     -
years                       19,026              201       18,825

 Other debt securities
  Maturity less than 1 year                          -
                            148,345   716                 149,061
  Maturity 1 year to 5                               -
years                       58,962    1,813               60,775

Equity securities
                            804,052   212,906   5,602     1,011,35
                                                          6
                            --------  --------  --------  --------
                            --        --        --        --

                            $2,214,6  $219,462  $         $2,428,0
                            01                  6,038     25
                             ========  ========  ========  ========
                                   ==        ==        ==        ==

12
      PAGE 13
Note 2-Inventories

                                           1997        1996
                                        ----------------------
                                                -----
                                            (In thousands)
LIFO inventories
FIFO value                              $  521,277  $  705,814
LIFO valuation reserve                  (44,811)    (190,641)
                                        ----------  ----------
LIFO carrying value                     476,466     515,173

FIFO inventories, including
 hedging procedure method               1,617,626   1,275,463
                                        ----------  ----------
                                        $2,094,092
                                                    $1,790,636
                                        ==========  ==========

Note 3-Accrued Expenses

                                           1997        1996
                                        ----------------------
                                                -----
                                            (In thousands)


Payroll and employee benefits           $           $
                                        128,205     117,211
Income taxes                                        175,603
                                        99,744
Other                                               232,812
                                        265,995
                                         ---------  ----------
                                        -           -
                                        $           $
                                        493,944     525,626

                                        ==========  ==========

13
      PAGE 14

Note 4-Debt and Financing Arrangements
                                           1997         1996
                                        ------------------------
                                                 -----
                                             (In thousands)
7.5% Debentures $350 million face
amount, due in 2027                     $   347,860  $      -

8.875% Debentures $300 million face
amount, due in 2011                     298,331      298,271

8.125% Debentures $300 million face
amount, due in 2012                     298,079      298,015

8.375% Debentures $300 million face
amount, due in 2017                     294,285      294,178

7.125% Debentures $250 million face
amount, due in 2013                     249,416      249,397

6.25% Notes $250 million
face amount, due in 2003                249,353      249,280

Zero Coupon Debt $400 million face
amount, due in 2002                     209,967      183,736

7% Debentures $250 million face
amount,
due in 2011                             131,486      129,083

10.25% Debentures $100 million
face amount, due in 2006                98,847       98,767

6% Bonds 150 million Deutsche Mark
face amount, due in June 1997                -       98,370

Industrial Revenue Bonds at various
rates from 5.30% to 13.25% and due
in varying amounts to 2011              74,571       76,498
Other                                   116,421      141,906
                                        ----------   ----------
Total long-term debt                    2,368,616    2,117,501
Less current maturities                 (23,667)     (114,522)
                                        ----------   ----------
                                        $2,344,949   $2,002,979
                                        ==========   ==========

14
      PAGE 15
At June 30, 1997, the fair value of the Company's long-term debt exceeded the carrying value by $336 million, as estimated by using quoted market prices or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Unamortized original issue discounts on the 7% Debentures and Zero Coupon Debt issues are being amortized at 15.35% and 13.80%, respectively. Accelerated amortization of the discounts for tax purposes has the effect of lowering the actual rate of interest to be paid over the remaining lives of the issues to approximately 10.33% and 5.36%, respectively.

The aggregate maturities for long-term debt for the five years after June 30, 1997 are $24 million, $15 million, $11 million,
$21 million and $428 million, respectively.

At June 30, 1997 the Company had lines of credit totaling $864 million. The weighted average interest rate on short-term borrowings outstanding at June 30, 1997 was 4.81%.

Note 5-Shareholders' Equity

The Company has authorized 800 million shares of common stock and 500,000 shares of preferred stock, both without par value. No preferred stock has been issued. At June 30, 1997 and 1996, the Company had approximately 19.7 million and 33.4 million common shares, respectively, in treasury. Treasury stock is recorded at cost, $327 million at June 30, 1997, as a reduction of common stock.

Stock option plans provide for the granting of options to employees to purchase common stock of the Company at market value on the date of grant. Options expire five to ten years after the date of grant. At June 30, 1997, options for 4,320,588 shares at a weighted average price of $14.39 per share were outstanding of which 1,616,528 shares were exercisable at a weighted average price of $13.16 per share. There were 3,958,635 shares available for future grant at June 30, 1997. The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion Number 25 "Accounting for Stock Issued to Employees." Under APB 25 no compensation expense is recognized if the exercise price of the employee stock option equals the market price on the grant date. Statement of Financial Accounting Standards Number 123 "Accounting for Stock-Based Compensation" requires the fair value of options granted and the pro forma impact on earnings and earnings per share be disclosed when material. The pro forma impact for 1997 and 1996 is not material.

Cumulative foreign currency translation losses of $107 million and unrealized gains on securities of $120 million at June 30,
1997, net of applicable taxes, are included as components of reinvested earnings.
15
      PAGE 16

Note 6-Other Income (Expense)

                               1997       1996       1995
                                    (In thousands)
Investment income           $  121,991  $          $147,133
                                        150,446
Interest expense            (197,214)   (170,089)  (170,886
                                                   )
Gain (loss) on marketable
  securities transactions   59,810      109,359
                                                   (27,633)
Equity in earnings (losses) 35,243      31,780
of                                                 (19,801)
 affiliates
Other                       (866)       19,442       40,148
                            __________  _________  ________
                                        _          _

                            $   18,964  $          $
                                        140,938    (31,039)
                               =======
                                        =======    ========

Interest expense is net of interest capitalized of $41 million, $43 million and $32 million in 1997, 1996 and 1995, respectively.

The Company made interest payments of $198 million, $188 million and $181 million in 1997, 1996 and 1995, respectively.

The realized gains on sales of available-for-sale marketable securities totaled $63 million, $109 million and $18 million in 1997, 1996 and 1995, respectively. The realized losses totaled $3 million and $46 million in 1997 and 1995, respectively.
16
     PAGE 17
Note 7-Income Taxes

For financial reporting purposes, earnings before income taxes includes the following components:

                                  1997      1996      1995
                             ________________________________
                                       (In thousands)
 United States                $  563,086  $  907,376  $1,022,2
                                                   45
 Foreign                      81,319      147,037      159,278
                              __________  __________  _
                                                 __________
                              $ $         $1,054,413  $
                            644,405                $1,181,523
                                          =
                            ==========  =========  ========
                                        =          =

Significant components of income taxes are as follows:

                                 1997       1996       1995

______________________________________
                                      (In thousands)
Current
 Federal                      $ 216,641  $ 207,166  $ 271,702
 State                        29,440     29,604     38,768
 Foreign                      27,352     46,646     42,085
Deferred
 Federal                      (5,357)    69,253     30,191
 State                        (2,910)     6,467      2,108
 Foreign                      1,930      (635)      754
                              _________  _________  _________
                              _
                              $ 267,096  $          $ 385,608
                                         358,501
                              ========   ========   =======

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           1997       1996

__________________________
                                                     (In
thousands)
Deferred tax liabilities
Depreciation                             $446,083   $413,792
Unrealized gain on marketable            62,957     73,727
securities
Bond discount amortization               56,312     60,659
Other                                    76,992     66,812
                                         ________   ________
                                         642,344    614,990

Deferred tax assets
Postretirement benefits                  29,318     27,822
Other                                    64,186     76,337
                                         ________   ________
                                         93,504     104,159
                                         ________   ________
Net deferred tax liabilities             548,840    510,831

Current net deferred tax assets included
in  prepaid expenses                     48,674     51,531
                                         ________   ________
Non-current net deferred tax             $597,514   $562,362
liabilities
                                         =======    =======

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                     1997      1996      1995
Statutory rate                     35.0%     35.0%     35.0%
Litigation settlements and fines   7.5       -         -
State income taxes, net of
 federal tax benefit               2.7       2.2       2.3
Foreign sales corporation          (3.4)     (2.4)     (1.8)
Other                              (0.4)     (0.8)     (2.9)
                                    _____     _____
                                                       ____

Effective rate                     41.4 %    34.0%     32.6%
                                     ====      ====      ====

The Company made income tax payments of $312 million, $268 million and $354 million in 1997, 1996 and 1995, respectively.

Undistributed earnings of the Company's foreign subsidiaries amounting to approximately $460 million at June 30, 1997, are considered to be permanently reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

Note 8-Leases

The Company has noncancellable operating leases with total future rental commitments of $161 million, which range from $7 million to $31 million during each of the next five years, and expire on various dates through 2026. Rent expense for 1997, 1996 and 1995 was $69 million, $73 million and $73 million, respectively.
17
     PAGE 18
Note 9-Employee Benefit Plans

The Company has noncontributory and trusteed pension plans covering substantially all employees. It is the Company's policy to fund pension costs as required by the Employee Retirement Income Security Act. At June 30, 1997, the plans had assets at fair value of $432 million and projected benefit obligations of $458 million based on a discount rate of 7.5%. Pension expense is not material.

The Company has postretirement health care and life insurance plans covering substantially all employees. The fully accrued accumulated postretirement benefit obligations (APBO) for the unfunded plans at June 30, 1997 were $59 million, based on a discount rate of 7.5% and an assumed health care cost trend rate of 9.7% for 1998 gradually decreasing to 5.5% by 2004. Expense of these plans is not material. A 1% increase in the health care cost trend rate assumption would not have had a material impact on the APBO or expense for the year.

In addition, the Company has savings and investment plans available to eligible employees with one year of service.
Employees may contribute up to 6% of their salaries, not to exceed $9,500. The Company matches these contributions, at various levels, to a maximum of $6,333.

Note 10-Geographic Information

                                     1997         1996         1995
                                              (In millions)
Net sales and other operating
income:
United States                     $  9,773     $  9,661    $  9,052
Europe                            3,039        2,753       2,754
Other foreign                     1,041        826         749
                                  _______      _______     _______
                                  $13,853      $13,240     $12,555
                                  ======       ======      ======
Sales or transfers between
geographic areas:
United States                     $     354    $     282   $     166
Europe                            51           108         115
Other foreign                     146          133         54
                                  _______      ______      ______
                                  $     551    $     523   $     335
                                  ====         ====        ====

Earnings from operations:
United States                     $     550    $     805   $  1,089
Europe                            46           69          77
Other foreign                     29           39          47
                                  _______      ______      ______
                                  $    625     $     913   $  1,213
                                  ====         ====        ====

Identifiable assets:
United States                     $   6,663    $ 6,025     $  5,351
Europe                            1,288        929         846
Other foreign                     585          418         334
                                  _______      ______      ______
                                  $  8,536     $  7,372    $  6,531
                                  =====        =====       =====

Earnings from operations represent earnings before other income and income taxes.

Sales or transfers between geographic areas are made at established transfer prices.

Identifiable assets exclude cash and cash equivalents,
marketable securities and investments in and advances to
affiliates. At June 30, 1997, approximately $1.3 billion of the
Company's cash and cash equivalents, marketable securities and investments in affiliates were foreign assets, of which $697 million were in Europe.
18
     PAGE 19
Note 11.  Antitrust Investigation and Related Litigation

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

The Company and its directors have also been named as defendants in a putative class action suit which alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its 1995 Annual Meeting of Shareholders. This case was dismissed and is now on appeal in the Supreme Court of Delaware.
19

     PAGE 20
QUARTERLY FINANCIAL DATA (Unaudited)

                                           Quarter
                     ---------------------------------------
                                     --------
                       First     Second    Third     Fourth     Total
                      -------   -------   -------    -------   -------
                          (In thousands, except per share amounts)
Fiscal 1997
    Net sales        $3,330,47  $3,514,9  $3,414,8  $3,593,03 $13,853,2
                     5          38        18        1         62
    Gross profit     370,000    386,463   216,407   327,674   1,300,544
    Net earnings     3,553      189,941   61,167    122,648   377,309
      Per common     0.01       0.33      0.10      0.22      0.66
share

Fiscal 1996
    Net sales        $3,078,58  $3,424,6  $3,433,4  $3,303,13 $13,239,8
                     6          85        35        3         39
    Gross profit     329,244    402,790   344,877   309,858   1,386,769
    Net earnings     163,102    225,970   163,285   143,555   695,912
      Per common     0.28       0.39      0.28      0.25      1.20
share

Results for the first quarter of fiscal 1997 include a charge of $.31 per share for fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as resolution of a securities suit brought by shareholders.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange, Tokyo Stock Exchange, Frankfurt Stock Exchange and the Swiss Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock and common stock cash dividends.

<CAPTION
                                                              Cash
                                        Market Price       Dividends
                                      High        Low      Per Share
Fiscal 1997--Quarter Ended
   June 30                         22 7/8      16 1/4      0.048
   March 31                        21 7/8      16 1/2      0.048
   December 31                     22          18 1/8      0.048
   September 30                    18 3/8      14 7/8      0.046

Fiscal 1996--Quarter Ended
   June 30                         18 3/8      16 1/4      0.046
   March 31                        17 3/4      15 1/4      0.046
   December 31                     16 5/8      13 1/2      0.046
   September 30                    16 3/8      13          0.022

The number of shareholders of the Company's common stock at June 30, 1997 was 33,834. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.
20
     PAGE 21
REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

     We have audited the accompanying consolidated balance sheets of Archer Daniels Midland Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer Daniels Midland Company and its subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG, LLP

Minneapolis, Minnesota
July 31, 1997
21
     PAGE 22
Archer Daniels Midland Company
TEN-YEAR SUMMARY

Operating, Financial and Other Data (Dollars in thousands, except per share data)

                                   1997      1996       1995
Operating
Net sales and other operating     $13,853,2  $13,239,8   $12,555,4
income                                   62         39          03
Depreciation and amortization       446,412    393,605     384,872
Net earnings                        377,309    695,912     795,915
     Per common share                   .66       1.20        1.34
Cash dividends                      106,990     90,860      46,825
     Per common share                   .19        .16         .08
Financial
Working capital                   $2,035,58          $   $2,540,26
                                          0  2,751,132           0
  Per common share                     3.65       4.80        4.33
  Current ratio                         1.9        2.7         3.2
Inventories                       2,094,092  1,790,636   1,473,896
Net property, plant and equipment 4,708,595  4,114,301   3,762,281
Gross additions to property,
plant
     and equipment                1,127,360    801,426     657,915
Total assets                      11,354,36  10,449,86   9,756,887
                                          7          9
Long-term debt                    2,344,949  2,002,979   2,070,095
Shareholders' equity              6,050,129  6,144,812   5,854,165
  Per common share                    10.85      10.72        9.97
Other
Weighted average shares             567,954    577,547     596,139
outstanding     (000's)
Number of shareholders               33,834     35,431      34,385
Number of employees                  17,160     14,811      14,833

Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

Share and per share data have been adjusted for three-for-two stock splits in December 1989 and December 1994, and annual 5% stock dividends through September 1997.

Net earnings for 1997 include a charge of $.31 per share for fines and litigation settlements arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as resolution of a securities suit brought by shareholders.

Net earnings for 1993 includes a credit of $68 million or $.11 per share and a charge of $35 million or $.06 per share for the cumulative effects of changes in accounting for income taxes and postretirement benefits, respectively.
22
      PAGE 23


   1994       1993      1992      1991      1990      1989      1988
$11,158,4  $9,578,37 $9,026,17  $8,271,5  $7,551,9  $7,729,6  $6,808,6
       79          0         7        88        72        20        32
  354,463    328,549   293,729   261,367   248,113   220,538   183,952
  484,069    567,527   503,757   466,678   483,522   424,673   353,058
      .80        .91       .80       .74       .77       .68       .56
   32,586     32,266    30,789    29,527    25,976    17,271    17,095
      .05        .05       .05       .05       .04       .03       .03

$2,783,81  $2,961,50 $2,276,56  $1,674,7  $1,627,4  $1,487,1  $1,408,6
        7          3         4        35        59        51        64
     4.67       4.75      3.64      2.68      2.59      2.39      2.27
      3.5        4.1       3.4       3.0       3.4       3.4       3.0
1,422,147  1,131,787 1,025,030   917,495   771,233   694,998   773,702
3,538,575  3,214,834 3,060,096  2,695,62  2,131,80  1,832,25  1,661,22
                                       5         7         8         0

  682,485    572,022   614,844   911,586   550,851   405,888   370,295
8,746,853  8,404,111 7,524,530  6,260,60  5,450,01  4,728,30  4,397,56
                                       7         0         8         4
2,021,417  2,039,143 1,562,491   980,273   750,901   690,052   692,878
5,045,421  4,883,251 4,492,353  3,922,29  3,573,22  3,033,50  2,630,52
                                       5         8         3         9
     8.46       7.82      7.19      6.28      5.68      4.87      4.25

  602,307    624,968   626,641   628,811   626,610   620,769   631,571
   33,940     33,654    32,277    28,981    26,076    20,382    18,491
   16,013     14,168    13,524    13,049    11,861    10,214     9,631


23
     PAGE 24

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 1997

                 ARCHER-DANIELS-MIDLAND COMPANY




/s/ D. J. Smith        /s/ D. J. Schmalz     /s/ S. R. Mills
D. J. Smith            D. J. Schmalz         S. R. Mills
Vice President, Secretary                    Vice President
and                    Controller
and General Counsel    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 12, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


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

     /s/ R. R. Burt                   /s/ O. G. Webb
     R. R. Burt*,                     O. G. Webb*,
     Director                         Director

     /s/ Mrs. M. H. Carter            /s/ A. Young
     Mrs. M. H. Carter*,              A. Young*,
     Director                         Director

     /s/ G. O. Coan                   /s/ D. J. Smith
     G. O. Coan*,                     Attorney-in-Fact
     Director

     /s/ F. R. Johnson
     F. R. Johnson*,
     Director


*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
24