Form 10-Q
period 1998-02-13
ARCHER DANIELS MIDLAND CO
filed 1998-02-13
CIK 7084

PAGE 1
                          UNITED

               STATES SECURITIES AND

               EXCHANGE COMMISSION

                    WASHINGTON, D. C.

                    20549

                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES   EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997
                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934
For the transition period ________________________ TO
________________________
Commission file number 1-44
           ARCHER-DANIELS-MIDLAND COMPANY
    (Exact name of registrant as specified in its
                      charter)

         Delaware                                  41-
0129150
(State or other jurisdiction of                (I. R.
S. Employer
incorporation or organization)
Identification No.)

4666 Faries Parkway   Box 1470   Decatur, Illinois
62525 (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code217-
424-5200


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

         Common Stock, no par value -
                       571,429,962 shares
                       (January 31, 1998)
1
     PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND
SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF
                           EARNINGS (Unaudited)

                                          THREE
MONTHS ENDED

DECEMBER 31,
                                      1997                  1996
                                      --------------
                                        -----------
                                        (In
                                        thousands,
                                        except
                                          per share
                                          amounts)
Net sales and other operating income    $4,130,29
                                        8            $3,514,9
                                                     38
Cost of products sold and other
operating      costs                    3,767,939
                                                     3
                                                     ,
                                                     1
                                                     2
                                                     8
                                                     ,
                                                     4
                                                     7
                                                     5
                                        _________
                                             ____
                                             ____    _

    Gross Profit                         362,359
                                                     386,463

Selling, general and administrative      136,745
expenses                                             114,061
                                        _________
                                             ____
                                             ____    _

    Earnings From Operations             225,614
                                                     272,402

Other income (expense)                  (16,209)
                                                     15,386 _________
                                                     ________    _

    Earnings Before Income Taxes         209,405
                                                     287,788

Income taxes                              70,197
                                                     97,847 _________
                                                     ________    _

    Net Earnings                        $  139,2     $
189,94
                                        08           1
                                        =========
=========



Average number of shares outstanding     557,806
571,258

Basic and diluted earnings per common       $.25
$.33
share

Dividends per common share                  $.05
$.048

See notes to consolidated financial statements.
2
     PAGE 3
    ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           SIX
                                             MONTHS
                                             ENDED
                                             DECEMBE
                                             R 31,
                                      1997                  1996
                                      --------------
                                        -----------
                                        (In
                                        thousands,
                                        except
                                          per share
                                          amounts)
Net sales and other operating income    $7,781,60
                                        0            $6,845,4
                                                     13
Cost of products sold and other
operating      costs                    7,094,073
                                                     6
                                                     ,
                                                     0
                                                     8
                                                     8
                                                     ,
                                                     9
                                                     5
                                                     0
                                        _________
                                             ____
                                             ____    _

    Gross Profit                         687,527
                                                     756,463

Selling, general and administrative      271,731
expenses                                             425,393
                                        _________
                                             ____
                                             ____    _

    Earnings From Operations             415,796
                                                     331,070

Other income (expense)                   (7,376)
                                                     34,827 _________
                                                     ________    _

    Earnings Before Income Taxes         408,420
                                                     365,897

Income taxes                             137,862
                                                     172,403 _________
                                                     ________    _

    Net Earnings                        $  270,5     $
193,49
                                        58           4
                                        =========
=========



Average number of shares outstanding     557,753
571,810

Basic and diluted earnings per common       $.49
$.34
share

Dividends per common share                 $.098
$.094

See notes to consolidated financial statements.
3
     PAGE 4
    ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED
                           BALANCE
                           SHEETS
                           (Unaudi
                           ted)

                                           DECEMBER 31,
                                               JUNE 30,
                                               1997          1997
                                           -------------
                                                       --
                                                       --
                                                       --
                                                       --
                                                       --
                                                       -
                                                       --
                                                 (In
thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  447,412    $   397,788
  Marketable securities                    407,980       330,208
  Receivables                              1,924,924     1,329,350
  Inventories                              2,560,249     2,094,092
  Prepaid expenses                         191,689       132,897
                                           __________    __________

     Total Current Assets                  5,532,254     4,284,335


Investments and Other Assets
  Investments in and advances to           1,381,484     1,102,420
affiliates
  Long-term marketable securities          1,141,223     987,665
  Other assets                             377,809       271,352
                                           __________    __________

                                           2,900,516     2,361,437

Property, Plant and Equipment
  Land                                     125,198       118,898
  Buildings                                1,567,456     1,448,945
  Machinery and equipment                  7,246,904     6,841,225
  Construction in progress                 919,545       765,720
  Less allowances for depreciation         (4,705,680)   (4,466,193)

                                           __________    __________

                                           5,153,423     4,708,595

                                           __________    __________

                                           $13,586,193   $11,354,367
                                           ===========   ===========

         See notes to consolidated financial statements.
                                4
                                PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND
SUBSIDIARIES

                   CONSOLIDATED BALANCE
                           SHEETS
                           (Unaudited)

                                           DECEMBER 31,
                                               JUNE 30,
                                               1997         1997
                                           ------------
                                                      --
                                                      --
                                                      --
                                                      --
                                                      --
                                                      -
                                                      --
                                                (In
thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,473,857   $   604,831
  Accounts payable                         1,480,771    1,126,313
  Accrued expenses                         502,740      493,944
  Current maturities of long-term debt     31,414       23,667
                                           __________   __________
     Total Current Liabilities             3,488,782    2,248,755
Long-term Debt                             2,860,781    2,344,949
Deferred Credits
  Income taxes                             613,128      597,514
  Other                                    138,667      113,020
                                           __________   __________

                                           751,795      710,534

Shareholders' Equity
  Common stock                             4,477,298    4,192,321
  Reinvested earnings                      2,007,537    1,857,808
                                           __________   __________

                                           6,484,835    6,050,129
                                           __________   __________

                                           $13,586,193
                                           $11,354,367
                                           ==========   ==========

         See notes to consolidated financial
statements.
                                5
                                PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND
SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF
                           CASH FLOWS
                           (Unaudited)

                                                   SIX
                                                     MONTHS
                                                     ENDED
                                                     DECEMB
                                                     ER, 31
                                              1997                 1996
                                              -------------
                                                    -------
                                                    ----(In
                                                    thousan
                                                    ds)
Operating Activities
 Net earnings                                  $  270,558
$

193,494
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              241,530
215,135
       Deferred income taxes                      11,667
(24,350)
       Amortization of long-term debt discount    16,063
14,056
         (Gain)loss on marketable securities
transactions                                  (36,147)
(48,272)
       Other                                      (8,393)
14,177
       Changes in operating assets and
liabilities
          Receivables                               (302,148)
(159,998)
          Inventories                               (135,479)
(405,795)
          Prepaid expenses                          (46,531)
(28,496)
          Accounts payable and accrued expenses     144,188
355,598
                                              ________
________

          Total Operating Activities                155,308
125,549

Investing Activities
 Purchases of property, plant and equipment    (320,081)       (400,249)
 Net assets of businesses acquired             (368,371)       (44,091)
 Investments in and advances to affiliates     (253,142)       (334,164)
 Purchases of marketable securities            (696,257)       (688,349)
 Proceeds from sales of marketable             489,413         1,105,50
securities                                                    0
                                              ________        ________
          Total Investing Activities                (1,148,438)
(361,353
                                                              )

Financing Activities
 Long-term debt borrowings                     441,464         -
 Long-term debt payments                       (7,316)         (18,024)
 Net borrowings under line of credit           703,214         171,914
agreements
 Purchases of treasury stock                   (42,135)        (63,212)
 Cash dividends and other                      (52,473)        (52,322)
                                              ________
________

          Total Financing Activities                1,042,754
38,356
                                              ________
________

 (Increase) Decrease In Cash and Cash          49,624          (197,448
Equivalents
)
Cash and Cash Equivalents Beginning of        397,788
534,702
Period
                                              ________
________

 Cash and Cash Equivalents End of Period       $  447,412      $

                                              337,254 ======== ========
Supplemental Cash Flow Information
 Noncash Investing and Financing Activities
   Common stock issued in purchase            $  298,244      $    -
acquisition

See notes to consolidated financial statements.
6
      PAGE 7
     ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)

Note 1.The accompanying unaudited consolidated financial
       statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
       Operating results for the quarter and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

       In February 1997, the Financial Accounting
       Standards Board issued Statement of
       Financial Accounting Standards Number 128
       (SFAS 128) "Earnings per Share." This
       statement, which is required to be adopted for financial statements issued for the first period ended after December 15, 1997 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

       In June 1997, the Financial Accounting
       Standards Board issued Statement of
       Financial Accounting Standards Number 130
       (SFAS 130) "Reporting Comprehensive Income."
       This statement, which is required to be
       adopted for financial statements issued for
       periods beginning after December 15, 1997,
       establishes standards for reporting and
       display of comprehensive income and its
       components in a full set of general-purpose
       financial statements. At that time, ADM will
       be required to report total comprehensive
       income, an amount that will include net
       income as well as other comprehensive
       income. Other comprehensive income refers to
       revenues, expenses, gains and losses that
       under generally accepted accounting
       principles have previously been reported as
       separate components of equity in ADM's
       Consolidated Statements of Earnings.
       7
     PAGE 8

           NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS (Unaudited)

       In June 1997, the Financial Accounting
       Standards Board issued Statement of
       Financial Accounting Standards Number 131
       (SFAS 131) "Disclosures about Segments of an
       Enterprise and Related Information." This statement, which is required to be adopted for financial statements issued for periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders.
       ADM has not yet determined the financial statement disclosure impact of SFAS 131.

       Certain items in prior year financial
       statements have been reclassified to conform to the current year's presentation.

Note 2.   Other Income (expense)

                                  THREE MONTHS    SIX
                                      MONTHS ENDED
                                      ENDED
                                      DECEMBER 31,
                                  DECEMBER 31,    1997
                                1996 1997       1996
                                ________________
                                ________________ ___
                                ___
                                 (In thousands)    (In
thousands)
     Investment income           $ 25,602 $30,34  $         $69,21
                                          8
53,804 5
     Interest expense            (72,334) (48,13
(127,75  (94,26
                                          3)      3)        0)
     Gain on marketable
       securities transactions   12,449   17,983
36,150 48,284
     Equity in earnings of       16,397   13,666
26,954 11,675
     affiliates
     Other                       1,677    1,522
3,469  (87)
                                 ______   ______
______ ______
                                 $(16,20  $15,38  $         $34,82
                                 9)       6
(7,376)  7
                                 ======   ======
====== ======

Note 3.              Per Share Data

       All references to share and per share
information have
 been adjusted for the 5 percent stock dividend paid
       September 15, 1997.
8
     PAGE 9
   ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

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

The Company has made provisions of $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover the fine, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted-out of the class action settlements, and related costs and expenses associated with the litigation described in the proceeding paragraph. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.
The Company and its directors have also been named as defendants in a putative class action suit which alleges violations of Delaware state law and seeks invalidation of the election of the Company's directors on the basis of alleged omissions from the proxy statement issued by the Company prior to its 1995 Annual Meeting of Shareholders. This case was dismissed, appealed and remanded to provide the plaintiffs an opportunity to replead. The plaintiffs filed an amended complaint on November 21, 1997. 9
     PAGE 10
   ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES


 MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL
                      CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS
SIX MONTHS
                                 ENDED
ENDED
                               DECEMBER 31,
DECEMBER 31,
                                  1997
1997
                                  1996
1996
                             ---------------   -----
                                   -----------                --
                             (In millions)      (In
millions)
     Oilseed products       $2,587   $2,259   $4,896   $4,365
     Corn products          556      574      1,091    1,123
     Wheat and other        393      423      780      872
     milled products
     Other products and     594      259      1,015    485
     services
                            -----    -----    -----    -----
                            $4,130   $3,515   $7,782   $6,845
                            =====    =====    =====    =====

Net sales and other operating income increased 18
percent for the quarter to $4.1 billion and
increased 14 percent for the six months to $7.8
billion due primarily to sales attributable to
recently acquired operations. Sales of oilseed
products increased 15 percent for the quarter and 12
percent for the six months due principally to higher
sales volumes reflecting strong worldwide protein
meal and vegetable oil demand. Oilseed product sales
also increased due to sales attributable to recently
acquired operations. These increases were partially
offset by lower average selling prices reflecting
the lower cost of raw materials. Sales of corn
products decreased 3 percent for both the quarter
and six months due primarily to lower average
selling prices for the Company's sweetener, fuel
alcohol, and
amino acid products. These decreases were partially
offset by increased sales volumes of these same
products. Sales of wheat and other milled products
decreased 7 percent for the quarter and 11 percent
for the six months due principally to lower average
selling prices reflecting the lower cost of raw
materials. These decreases were partially offset by
sales attributable to recently acquired operations.
The increase in other products and services for both
the quarter and six months was due principally from
sales related to the Company's recently acquired
cocoa business.
Cost of products sold and other operating costs
increased $639 million for the quarter to $3.8
billion and increased $1 billion for the six months
to $7.1 billion due principally to costs related to
recently acquired operations. To a lesser extent,
costs increased due to higher sales volumes
partially offset by lower average raw material
costs.
10
     PAGE 11
Gross profit declined $24 million to $362 million for the quarter and declined $69 million to $688 million for the six months due primarily to the net effect of decreased sales prices versus lower raw material costs. For the six months, gross profit was also reduced due to decreased merchandising and transportation margins. These decreases were partially offset by increased sales volumes and gross profits of recently acquired operations.

Selling, general and administrative expenses increased $23 million for the quarter to $137 million due primarily to $15 million of expenses attributable to recently acquired operations.
Selling, general and administrative expenses decreased $154 million for the six months to $272 million due principally to decreased legal and litigation related costs of $200 million arising out of the United States Department of Justice antitrust investigation of the Company's lysine and citric acid products as well as a securities suit brought by shareholders (see note 4 to the financial statements). Partially offsetting this decrease for the six months was $28 million of selling, general and administrative expenses attributable to recently acquired operations.

The decrease in other income for the quarter and six months was due to decreased investment income due to lower invested funds, increased interest expense due to higher borrowing levels and decreased gains on marketable securities transactions. These decreases were partially offset by increased equity in earnings of unconsolidated affiliates.

The decrease in income taxes for the quarter was due principally to lower pretax earnings. The Company's effective income tax rate of 34 percent for the quarter was comparable to the same period a year ago. The decrease in income taxes for the six months was a result of a lower effective tax rate partially offset by higher pretax earnings. The decrease in the Company's effective income tax rate to 34 percent for the six months compared to an effective tax rate of 47 percent last year is due primarily to the non-deductibility for income tax purposes in fiscal 1997 of a portion of the Company's litigation settlements and fines.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company continued to show substantial liquidity with working capital of $2 billion. The Company's total cash and marketable securities net of short-term debt was $523 million. Capital resources remained strong as reflected in the Company's net worth of $6.5 billion. During the quarter, the Company issued $200
million of 6.75 percent debentures due in 2027, $250 million of 6.95 percent debentures due in 2097 and $298 million of common stock in a business acquisition. The Company's ratio of long-term debt to total capital at September 30, 1997 was approximately 28 percent.

As discussed in Note 4 to the unaudited consolidated
financial statements, various grand juries under the
direction of the
United States Department of Justice ("DOJ") have
been conducting investigations into possible
violations by the Company and others of federal
antitrust laws and related matters with respect to
the sale of lysine, citric acid and high fructose
corn syrup. In connection with an agreement with the
DOJ, the Company has paid the United States a fine
of $100 million. This agreement constitutes a global
resolution of all matters between the DOJ and the
Company and brings to a close all DOJ investigations
of the Company. In addition, related civil class
actions and other proceedings have been filed
against the Company, which could result in the
Company being subject to monetary damages, other
sanctions and expenses. As also discussed in Note 4
to the unaudited consolidated financial statements,
the Company has settled certain civil federal class
action suits involving lysine, citric acid, and
securities, and certain state actions filed by
indirect purchasers of lysine. The Company made
provisions of $231 million in prior years to cover
such fines and settlements and related costs and
expenses. Because of the early stage of other
putative class actions and proceedings, including
those related to high fructose corn syrup, the
ultimate outcome and materiality of these matters
cannot presently be determined. Accordingly, no
provision for any liability that may result
therefrom has been made in the unaudited
consolidated financial statements.
11
     PAGE 12
PART II - OTHER INFORMATION

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. In February 1997, the Company's three Mexican subsidiaries were notified that the Mexican
Federal Competition Commission commenced an investigation as to whether the Company's marketing and sale of lysine in Mexico resulted in violations of that country's federal antitrust laws. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities initiated an investigation as to their possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market within the European Union. In December, 1997, the Company was notified by the Canadian Competition Bureau that it is among the subjects of a formal inquiry into an alleged conspiracy to fix prices and sales volumes in the production, sale and supply of lysine. Each of these investigations is in the early stages and, accordingly, their ultimate outcome and materiality cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

HIGH FRUCTOSE CORN SYRUP ACTIONS
The Company, along with other companies, has been named as a defendant in thirty-one antitrust suits involving the sale of high fructose corn syrup. Thirty of these actions have been brought as putative class actions.
FEDERAL ACTIONS.    Twenty-two of these putative class
actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The parties are in the midst of discovery in this action.
12
      PAGE 13
On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned
Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69 AS, and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. The parties are in the midst of discovery in this action.

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil
Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). The parties are in the midst of discovery in the coordinated action. On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.
13

     PAGE 14
The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell
v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-
17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. The remaining parties are in the midst of discovery in this action.

LYSINE ACTIONS

The Company, along with other companies, had been named as a defendant in twenty-one putative class action antitrust suits involving the sale of lysine. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

STATE ACTIONS. The Company has been named as a defendant, along with other companies, in two putative class action antitrust suits and one non-class action suit filed in Alabama state court, one putative class action antitrust suit filed in Tennessee state court and one putative class action antitrust suit filed in Michigan state court involving the sale of lysine. The two putative Alabama class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The two putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley
v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
336. The parties are in the midst of discovery in this action. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action. The non-class action, encaptioned Kent v. Archer Daniels Midland Co., et al, No. CV 9701108, and filed on February 21, 1997 in the Circuit Court of Jefferson County, Alabama, includes allegations that are similar to these contained in the putative class actions and seeks monetary relief in the amount of $670,000, injunctive relief against alleged illegal conduct, attorneys fees and costs, punitive
damages and other unspecified relief. This action   was
removed to federal court in the Northern District of Alabama and dismissed on December 15, 1997 pursuant to a settlement agreement that did not result in the Company paying plaintiff any consideration. The Tennessee action, encaptioned McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. The Company has not yet filed a responsive pleading. The Michigan action alleges a restraint of trade in violation of the Michigan Antitrust Reform Act and include allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Michigan during certain periods in the 1990s. This action, encaptioned Michigan Pork Producers Assn, et al. v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, was filed on September 25, 1996 in Kent County Circuit Court. The Company has not yet filed a responsive pleading in this action.
14
PAGE 15
CITRIC ACID ACTIONS

The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled or dismissed.

FEDERAL ACTIONS.    On February 4, 1997, a class action
complaint, encaptioned Galavan Supplements Ltd. v. Archer Daniels Midland Co., et al., No. 97-0704 JGD (VAPx), was filed in the United States District Court for the Central District of California. The Company, along with other companies, was named a defendant in this putative class action brought on behalf of a class consisting of all persons and entities outside of the United States who purchased citric acid directly from any defendants through their foreign facilities during the time period July 1, 1991 through June 30, 1995. This action alleges violations of the federal antitrust laws, including allegations that the defendants conspired to fix, maintain and stabilize the price of citric acid and to allocate amongst themselves their major citric acid customers, accounts and market shares on a worldwide basis. On November 18, 1997, the Court granted the defendants' motion to dismiss. The Company, along with other companies, also has been named as a defendant in a non-class action federal antitrust suit involving the sale of citric acid filed on June 9, 1997 in the United States District Court for the Northern District of California, encaptioned The Proctor & Gamble Manufacturing Co., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2155 (VRW).. This action alleges violations of federal antitrust laws, including allegations that defendants agreed to fix, raise and maintain the price of citric acid, and seek an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. This action was brought by entities that opted-out of a previously settled federal class action. The parties are in the midst of discovery in this action.

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief.
The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in two putative class action antitrust suits filed in California state court involving the sale of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June 12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912. The second action was filed on June 28, 1996 in San Francisco County Superior Court and is encaptioned Wignall v. Archer Daniels Midland Co., et al., Civil Action No. 979360. These actions have been coordinated before a single court in San Francisco County, California under the caption, Food Additives (Lysine/Citric Acid) cases, Coordination Proceeding No. 3265. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama, Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi, New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al. v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729.
15


PAGE 16

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C125. The Company, along with other companies, also has been named as defendant in a putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1993 through June 27, 1995. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 9682473-CP. The parties are in the midst of discovery in this action. On September 29, 1997, the court denied the plaintiff's motion for class certification. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 962975. The parties are in the midst of discovery in this action. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels Midland Co., et al., Case No. 96-C-2029. The parties are in the midst of discovery in this action.
16
PAGE 17
HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
ACTIONS

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

SODIUM GLUCONATE ACTIONS

The Company, along with other companies, has been named as a defendant in two federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The other action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The Company has not yet filed a responsive pleading in either action.

SHAREHOLDER DERIVATIVE ACTIONS

Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of
the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all
then current directors of the Company (except Mr. Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated
No. 14403. An amended and consolidated complaint was filed on
November
19, 1996. ADM moved to dismiss the complaint on December 12, 1996. On May 29, 1997, the Company executed a Memorandum of Understanding with counsel for both the Illinois and
Delaware shareholder derivative plaintiffs. This Memorandum
of Understanding provides for, among other things, $8
million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's Board of Directors.
On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. The parties will jointly seek dismissal of the Delaware actions with prejudice once the federal action, including any further appeals, is concluded.
17
PAGE 18
DELAWARE STATE LAW ACTION

     The Company and certain of its current and former directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-DanielsMidland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors and damages on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders. The Delaware Court of Chancery dismissed this action on February 20, 1996. On September 17, 1997, the Supreme Court of Delaware affirmed the lower court's judgment and remanded the case to provide the plaintiffs an opportunity to replead. The revised complaint was filed on November 21, 1997.
     OTHER
     As described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

       Item 4. Submission of matters to a vote of Security
Holders:

     The Annual Meeting of Shareholders was held on October 16, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:

                 Nominee              Shares Cast  Shares
                                         For       Withheld
              D. O. Andreas         457,802,414   16,933,111
              G. O. Coan            459,614,826   15,120,699
              G. A. Andreas         458,493,047   16,242,478
              S. M. Archer, Jr.     458,932,277   15,803,248
              J. K. Vanier          459,533,892   15,201,633
              R. Burt               459,388,806   15,346,719
              A. Young              458,722,047   16,013,478
              O. G. Webb            459,590,378   15,145,147
              F. Ross Johnson       459,179,222   15,556,303
              R. S. Strauss         458,978,561   15,756,964
              M. B. Mulroney        458,952,914   15,782,611
              J. R. Block           459,420,032   15,315,493
              M. H. Carter          459,616,407   15,119,118
18
     PAGE 19

    There were no abstentions or broker non-votes regarding the election of directors.


    The appointment by the Board of Directors of Ernst & Young
LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending June 30, 1998 was ratified as follows:

                For             Against        Abstain

            471,604,072       2,112,483       1,018,970

            Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
               (3)            Articles of Incorporation and
               Bylaws

                              Composite Certificate of
               Incorporation and Bylaws filed on November 7, 1986 as Exhibits 3(a) and 3(b), respectively, to Post
               Effective amendment No. 1 to Registration
               Statement on Form S-3, Registration No. 33-6721, are incorporated herein by reference.

               (10)           Material Contracts

                              Archer-Daniels-Midland Company
               Stock Unit Plan For Nonemployee Directors As
               Amemded.

               (27)           Financial Data Schedules

b)       Reports on Form 8-K
        A Form 8-K was not filed during the quarter ended
December 31,
         1997.
19
     PAGE 20
                           SIGNATURES

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



Dated:   February 13, 1998

20