Form 10-Q
period 1998-03-31
ARCHER DANIELS MIDLAND CO
filed 1998-05-15
CIK 7084

PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Common Stock, no par value - 570,541,122 shares
                        (April 30, 1998)
1
     PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                      1998                  1997
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $4,280,27
                                        9            $3,414,8
                                                     18
Cost of products sold and other
operating      costs                    3,895,808
                                                     3,198,41
                                                     1
                                        _________
                                                     ________
                                                     _

    Gross Profit                         384,471
                                                     216,407

Selling, general and administrative      228,119
expenses                                             119,801
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             156,352
                                                     96,606

Other expense                           (49,832)
                                                     (3,928)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes         106,520
                                                     92,678

Income taxes                              36,217
                                                     31,511
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $   70,3     $   61,16
                                        03           7
                                        =========    =========



Average number of shares outstanding     571,575      568,398

Basic and diluted earnings per common       $.12              $.10
share

Dividends per common share                  $.05              $.048

See notes to consolidated financial statements.
2
     PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          NINE MONTHS ENDED
                                              MARCH 31,
                                      1998                  1997
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $12,061,87   $10,260,23
                                        9            1
Cost of products sold and other
operating      costs                    10,989,881   9,287,361
                                        _________    _________

    Gross Profit                        1,071,998      972,870

Selling, general and administrative       499,850      545,194
expenses
                                        _________    _________

    Earnings From Operations              572,148      427,676

Other income (expense)                   (57,208)       30,899
                                        _________    _________

    Earnings Before Income Taxes          514,940      458,575

Income taxes                              174,079      203,914
                                        _________    _________

    Net Earnings                        $  340,86    $  254,661
                                        1
                                        =========    =========



Average number of shares outstanding     562,278       570,685

Basic and diluted earnings per common       $.61
share                                                $.44

Dividends per common share                 $.148
                                                     $.142

See notes to consolidated financial statements.
3
     PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                             MARCH 31,     JUNE 30,
                                               1998          1997
                                           -------------------------
                                                       --
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  283,441    $   397,788
  Marketable securities                    375,493       330,208
  Receivables                              1,871,452     1,329,350
  Inventories                              2,539,487     2,094,092
  Prepaid expenses                         226,837       132,897
                                           __________    __________

     Total Current Assets                  5,296,710     4,284,335


Investments and Other Assets
  Investments in and advances to           1,405,889     1,102,420
affiliates
  Long-term marketable securities          1,186,421     987,665
  Other assets                             371,252       271,352
                                           __________    __________

                                           2,963,562     2,361,437

Property, Plant and Equipment
  Land                                     143,786       118,898
  Buildings                                1,718,541     1,448,945
  Machinery and equipment                  7,592,456     6,841,225
  Construction in progress                 988,586       765,720
  Less allowances for depreciation         (5,014,851)   (4,466,193)

                                           __________    __________

                                           5,428,518     4,708,595

                                           __________    __________

                                           $13,688,790   $11,354,367
                                           ===========   ===========

         See notes to consolidated financial statements.
                                4
                                PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             MARCH 31,    JUNE 30,
                                               1998         1997
                                           ------------------------
                                                      --
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,481,033   $   604,831
  Accounts payable                         1,418,605    1,126,313
  Accrued expenses                         613,127      493,944
  Current maturities of long-term debt     31,910       23,667
                                           __________   __________

     Total Current Liabilities             3,544,675    2,248,755

Long-term Debt                             2,857,786    2,344,949

Deferred Credits
  Income taxes                             631,878      597,514
  Other                                    139,685      113,020
                                           __________   __________

                                           771,563      710,534

Shareholders' Equity
  Common stock                             4,488,015    4,192,321
  Reinvested earnings                      2,026,751    1,857,808
                                           __________   __________

                                           6,514,766    6,050,129
                                           __________   __________

                                           $13,688,790  $11,354,367
                                           ==========   ==========

         See notes to consolidated financial statements.
                                5
                                PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   NINE MONTHS ENDED
                                                       MARCH, 31
                                                          1998
                                                          1997
                                                ------------------------
                                                           -
                                                     (In thousands)

Operating Activities
 Net earnings                                  $  340,861      $
                                                              254,661
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              373,819         325,576
       Deferred income taxes                      17,365          (18,961)
       Amortization of long-term debt discount    24,490          21,407
         (Gain)loss on marketable securities
transactions                                  (36,147)        (59,549)
       Other                                      656             4,563
       Changes in operating assets and
liabilities
          Receivables                               (247,083)       (21,122)
          Inventories                               (113,793)       (350,611)
          Prepaid expenses                          (80,585)        (17,609)
          Accounts payable and accrued expenses     (34,706)        (25,798)
                                              ________        ________

             Total Operating Activities             244,877         112,557

Investing Activities
 Purchases of property, plant and equipment    (517,729)       (590,476)
 Net assets of businesses acquired             (359,510)       (332,178)
 Investments in and advances to affiliates     (307,793)       (387,909)
 Purchases of marketable securities            (932,833)       (781,811)
 Proceeds from sales of marketable             749,096         1,511,89
securities                                                    7
                                              ________        ________

             Total Investing Activities             (1,368,769)     (580,477
                                                              )

Financing Activities
 Long-term debt borrowings                     441,464         347,855
 Long-term debt payments                       (18,821)        (21,364)
 Net borrowings under line of credit           709,790         516,272
agreements
 Purchases of treasury stock                   (42,135)        (198,498)
 Cash dividends and other                      (80,753)        (78,498)
                                              ________        ________

             Total Financing Activities             1,009,545       565,767
                                              ________        ________

 Increase (Decrease) In Cash and Cash          (114,347)       97,847
Equivalents
Cash and Cash Equivalents Beginning of        397,788         534,702
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  283,441      $
                                                              632,549
                                              ========        =======
Supplemental Cash Flow Information
 Noncash Investing and Financing Activities
   Common stock issued in purchase            $  298,244      $    -
acquisition

See notes to consolidated financial statements.
6
     PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 (SFAS 128) "Earnings per Share." This statement, which is required to be adopted for financial statements issued for interim and annual periods ended after December 15, 1997, replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 (SFAS 130) "Reporting Comprehensive Income." This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At that time, ADM will be required to report total comprehensive income, an amount that will include net income as well as other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity in ADM's Consolidated Statements of Earnings.
       7
          PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. ADM has not yet determined the financial statement disclosure impact of SFAS 131.

       Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

Note 2.   Other Income (expense)


                                  THREE MONTHS     NINE MONTHS ENDED
                                      ENDED            MARCH 31,
                                    MARCH 31,      1998      1997
                                1998       1997
                                ________________   _________________
                                ____               ___
                                 (In thousands)     (In thousands)
     Investment income           $ 32,782 $30,045  $        $
                                                   86,586   99,260
     Interest expense            (80,274) (48,502  (208,02  (142,76
                                          )        7)       2)
     Gain (loss) on marketable
       securities transactions       -    11,282   36,150   59,566
     Equity in earnings (loss)
     of                          (5,919)  4,853    21,035   16,528
       affiliates
     Other                       3,579    (1,606)  7,048    (1,693)
                                 ______   ______   ______   ______
                                 $(49,83  $(3,92   $(57,20  $30,899
                                 2)       8)       8)
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

The Company has made provisions of $48 million in fiscal 1998, $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover the fine, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted-out of the class action settlements, certain other proceedings and the related costs and expenses associated with the litigation described in the proceeding paragraph. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

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

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                             THREE MONTHS        NINE MONTHS
                            ENDED                   ENDED
                                MARCH 31,          MARCH 31,
                                  1998               1998
                                  1997              1997
                             ---------------   ---------------
                                   --                --
                             (In millions)      (In millions)
     Oilseed products       $2,726   $2,231   $ 7,622  $ 6,596
     Corn products          542      502      1,633    1,625
     Wheat and other        358      370      1,138    1,242
     milled products
     Other products and     654      312      1,669    797
     services
                            -----    -----    -----    -----
                            $4,280   $3,415   $12,062  $10,260
                            =====    =====    ======   ======

Net sales and other operating income increased 25 percent for the quarter to $4.3 billion and increased 18 percent for the nine months to $12.1 billion due primarily to sales attributable to recently acquired operations and to an increase in volumes of products sold. Sales of oilseed products increased 22 percent for the quarter and 16 percent for the nine months due principally to higher sales volumes reflecting strong worldwide protein meal and vegetable oil demand. Oilseed product sales also increased due to sales attributable to recently acquired operations. These increases were partially offset by lower average selling prices reflecting the lower cost of raw materials. Sales of corn products increased 8 percent for the quarter due primarily to increased sales volumes for the Company's sweetener, alcohol and amino acid products and to higher average selling prices of sweetener products. These increases were partially offset by lower average selling prices of alcohol and amino acid products. Sales of corn products for the nine months increased slightly as increased sales volumes of sweetener, alcohol and amino acid products were offset by lower average selling prices of these same products. Sales of wheat and other milled products decreased 3 percent for the quarter and 8 percent for the nine months due principally to lower average selling prices reflecting the lower cost of raw materials. These decreases were partially offset by sales attributable to recently acquired operations. The increases in other products and services for both the quarter and nine months were due principally from sales related to the Company's recently acquired cocoa business, livestock feed business and dry edible bean business.

Cost of products sold and other operating costs increased $697 million for the quarter to $3.9 billion and increased $1.7 billion for the nine months to $11 billion due principally to costs related to recently acquired operations and to a lesser extent higher sales volumes partially offset by lower average raw material costs.
10
     PAGE 11
The $168 million increase in gross profit to $384 million for the quarter is due primarily to the net effect of lower raw material costs versus decreased sales prices and to gross profits of recently acquired operations. The $99 million increase in gross profit to $1.1 billion for the nine months is due principally to gross profits of recently acquired operations and to increased sales volumes. These increases were partially offset by the net effect of decreased sales prices versus lower raw material costs.

Selling, general and administrative expenses increased $108 million for the quarter to $228 million due primarily to increased legal and litigation related costs of $60 million and to $42 million of expenses attributable to recently acquired operations. Selling, general and administrative expenses decreased $45 million for the nine months to $500 million due principally to decreased legal and litigation related costs of $140 million (see note 4 to the financial statements). Partially offsetting this decrease for the nine months was $71 million of selling, general and administrative expenses attributable to recently acquired operations.

The decrease in other income for both the quarter and nine months was due primarily to increased interest expense due to higher borrowing levels and decreased gains on marketable securities transactions. For the quarter, the Company also had decreased equity in earnings of unconsolidated affiliates.

The increase in income taxes for the quarter was due principally to higher pretax earnings. The Company's effective income tax rate of 34 percent for the quarter was comparable to the same period a year ago. The decrease in income taxes for the nine months was a result of a lower effective tax rate partially offset by higher pretax earnings. The decrease in the Company's effective income tax rate to 34 percent for the nine months compared to an effective tax rate of 44 percent last year is due primarily to the non-deductibility for income tax purposes in fiscal 1997 of a portion of the Company's litigation settlements and fines.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company continued to show substantial liquidity with working capital of $1.8 billion. The Company's total cash and marketable securities net of short-term debt was $364 million. Capital resources remained strong as reflected in the Company's net worth of $6.5 billion. The Company's ratio of long-term debt to total capital at March 31, 1998 was approximately 28 percent.

As discussed in Note 4 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been conducting investigations into possible violations by the Company and others of federal antitrust laws and related matters with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ, the Company has paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in Note 4 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine. The Company has made provisions of $279 million to cover such fines and settlements, certain other proceedings, and related costs and expenses. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.
11
     PAGE 12
PART II - OTHER INFORMATION

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

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. In February 1997, the Company's three Mexican subsidiaries were notified that the Mexican Federal Competition Commission commenced an investigation as to whether the Company's marketing and sale of lysine in Mexico resulted in violations of that country's federal antitrust laws. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market within the European Union. In December, 1997, the Company was notified by the Canadian Competition Bureau that it is among the subjects of a formal inquiry into an alleged conspiracy to fix prices and sales volumes in the production, sale and supply of lysine. In management's opinion, the resolution of the proceedings in Mexico and Canada will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. However, because of the early stage of the proceedings of the Commission of the European Communities, the ultimate outcome and materiality of these proceedings can not presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.
     13



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

     STATE ACTIONS. The Company has been named as a defendant, along with other companies, in two putative class action antitrust suits and one non-class action suit filed in Alabama state court, one putative class action antitrust suit filed in Tennessee state court and one putative class action antitrust suit filed in Michigan state court involving the sale of lysine. The two putative Alabama class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The two putative classes in the Alabama actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action. The non-class action, encaptioned Kent v. Archer Daniels Midland Co., et al, No. CV 9701108, and filed on February 21, 1997 in the Circuit Court of Jefferson County, Alabama, includes allegations that are similar to these contained in the putative class actions and seeks monetary relief in the amount of $670,000, injunctive relief against alleged illegal conduct, attorneys fees and costs, punitive
     damages and other unspecified relief. This action   was
     removed to federal court in the Northern District of Alabama and dismissed on December 15, 1997 pursuant to a settlement agreement that did not result in the Company paying plaintiff any consideration. The Tennessee action, encaptioned McCormack Farms v. Archer Daniels Midland Co., et al., Civil Action No. 96C-2190, and filed on June 11, 1996 in Davidson County Circuit Court, alleges a restraint of trade in violation of the Tennessee Trade Practices Act and Tennessee Consumer Protection Act. This action includes allegations that defendants conspired to fix, maintain or stabilize the prices of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Tennessee during the period June 10, 1992 through June 10, 1996. On February 23, 1998, the court issued a notice advising the parties that the case would be dismissed unless the court received a motion to set the case for trial or special permission was otherwise obtained from the court within 30 days. No motion was filed and special permission was not obtained. The Michigan action alleges a restraint of trade in violation of the Michigan Antitrust Reform Act and include allegations that defendants conspired to fix, raise, maintain and stabilize the price of lysine and seeks an injunction against continued illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this case comprises certain indirect purchasers of lysine within the State of Michigan during certain periods in the 1990s. This action, encaptioned Michigan Pork Producers Assn, et al. v. Archer Daniels Midland Co., et al., No. 906-10696-CZ, was filed on September 25, 1996 in Kent County Circuit Court. On March 6, 1998, the court dismissed this case with prejudice pursuant to a stipulation by the parties.
     14
     PAGE 15
     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for several plaintiffs that opted out of the federal class action settlement and the actions specifically described below, all such suits have been settled or dismissed.

     FEDERAL ACTION. The Company, along with other companies, was named as a defendant in a non-class action federal antitrust suit involving the sale of citric acid filed on June 9, 1997 in the United States District Court for the Northern District of California, encaptioned The Proctor & Gamble Manufacturing Co., et al. v. Archer-Daniels-Midland Company, et al., Civil Action No. 97-2155 (VRW). This action alleged violations of federal antitrust laws, including allegations that defendants agreed to fix, raise and maintain the price of citric acid, and seek an injunction against continued alleged illegal conduct, treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. This action was brought by entities that opted-out of a previously settled federal class action. On February 27, 1998, the parties executed a settlement agreement in which the Company agreed to pay $36 million to the plaintiffs. The court dismissed this action on March 5, 1998.

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


     PAGE 16

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as defendant in a putative class action antitrust suit filed in Michigan state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Michigan antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Michigan action comprises certain persons within the State of Michigan that purchased products containing high fructose corn syrup and/or citric acid during the period January 1993 through June 27, 1995. This action was filed on February 26, 1996 in the Circuit Court for Ingham County, Michigan, and is encaptioned Wilcox v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-82473-CP. On February 4, 1998, the court dismissed this action as to the named plaintiff for lack of prosecution. On September 29, 1997, the court denied the plaintiff's motion for class certification. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. Plaintiff's motion for class certification is currently pending. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.
     16
     PAGE 17
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

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

     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November
     19, 1996. ADM moved to dismiss the complaint on December
     12, 1996. On May 29, 1997, the Company executed a
     Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's
     Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. On April 21, 1998, a petition for writ of certiorari before the United States Supreme Court was filed with respect to the dismissal by the United States Court of Appeals for the Seventh Circuit. The parties will jointly seek dismissal of the Delaware actions with prejudice once the federal action is concluded.
     17
     PAGE 18
     DELAWARE STATE LAW ACTION

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

          (27) Financial Data Schedules

     b)   Reports on Form 8-K

          A Form 8-K was not filed during the quarter ended
          March 31,
          1998.
          18






     PAGE 19
                           SIGNATURES

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



Dated:   May 15, 1998

19