Form 10-K
period 1998-06-30
ARCHER DANIELS MIDLAND CO
filed 1998-09-24
CIK 7084

29

     PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$8.7 billion
(Based on the closing price of the New York Stock Exchange on August 24, 1998)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value--567,619,871 shares
                    (August 31, 1998)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1998 are incorporated by reference into Part III.
1
     PAGE 2
PART I

Item 1. BUSINESS

        (a)    General Development of Business

              Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels
           Linseed Co. founded in 1902.

              During the last five years, the Company has experienced significant growth, spending approximately $4.5 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. However, during this period, the Company has disposed of its Supreme Sugar subsidiary and its British Arkady bakery ingredient business. In addition, the Company has contributed malting operations, formula feed operations, rice milling operations, Mexican wheat flour mills and masa corn flour operations to various unconsolidated joint ventures.

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

               Production processes of all commodities are
               capital intensive and similar in nature. These processes involve grinding, crushing or milling with further value added through extraction, refining and fermenting. Generally, each commodity can be processed by any of these methods to generate additional value-added products.
2
     PAGE 3
Item 1. BUSINESS-Continued

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

                                           Oilseed meals supply
               more than one-half of the high protein
               ingredients used in the manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and soy protein meat substitutes (Harvest Burgers and Harvest Burgers for Recipes). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products, including soy-derived isoflavones. The Company produces cottonseed flour which is sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.
3
     PAGE 4
Item 1. BUSINESS-Continued

               Corn Products

                                           The Company is
               engaged in dry milling and wet milling corn operations. Products produced for use by the food and beverage industry include syrup, starch, glucose, dextrose, crystalline dextrose, high fructose sweeteners, crystalline fructose and grits. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. In gasoline, ethanol increases octane and is used as an extender and oxygenate. Corn germ, a by-product of the milling process, is further processed as an oilseed.

                                           By fermentation of
               dextrose, the Company produces citric and lactic acids, feed-grade amino acids and vitamins, lactates, sorbitol, xanthan gum, and food emulsifiers principally for the food and feed industries.

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

                                           The Company produces
               and distributes formula feeds and animal health and nutrition products to the livestock, dairy and poultry industries. Many of the feed ingredients and health and nutrition products are produced in the Company's other commodity processing operations.

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

                                           The Company processes
               and distributes edible beans for use in many parts of the food industry.

                                           The Company raises
               fish for distribution to consumer food customers.

                                           Hickory Point Bank
               and Trust Co. furnishes public banking and trust services, as well as cash management and securities safekeeping services for the Company.

                                           ADM Investor
               Services, Inc. is a registered futures commission merchant and a clearing member of all principal commodities exchanges. ADM Investor Services International, Ltd. specializes in futures, options and foreign exchange in the European marketplace.

                                           Agrinational
               Insurance Company acts as a direct insurer and reinsurer of a portion of the Company's domestic and foreign property and casualty insurance risks.

                                           The Company owns a
               57% interest in Heartland Rail Corporation.
               Heartland's 80% owned affiliate, Iowa Interstate Railroad, operates a regional railroad in Iowa and Illinois.

                                           Alfred C. Toepfer
               International (Germany) and affiliates, in which the Company has a 50% interest, is one of the world's largest, most respected trading companies specializing in agricultural commodities and processed products. Toepfer has forty-three sales offices worldwide.

                                           Compagnie
               Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, owns European agricultural processing plants that are primarily engaged in wet corn milling and wheat starch production.

                                           Gruma S.A. de C.V.
               (Mexico) and affiliates, of which the Company has a 22% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico and Central America. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, in seven Mexican-based wheat flour mills.
5
     PAGE 6
Item 1. BUSINESS-Continued

               The Company owns a 30% non-voting equity interest in Minnesota Corn Processors (MCP). MCP operates wet corn milling plants in Minnesota and Nebraska.

               The Company formed a strategic alliance with United Grain Growers of Canada (UGG) which resulted in the Company having approximately 42% ownership of UGG. UGG, with more than 175 locations throughout Western Canada, is involved in grain merchandising, crop input marketing and distribution, livestock production services and farm business communications.

               Consolidated Nutrition, L.C., a joint venture between the Company and Ag Processing Inc., is a supplier of premium animal feeds and animal health products. The Company has a 50% ownership interest in this joint venture.

               ADM/Countrymark, LLC, a joint venture between the Company and Countrymark Cooperative Inc., operates a grain business in Indiana, Kentucky, Maryland, Michigan and Ohio. The Company has a 50% ownership interest in this joint venture. The Company also has a 50% interest in Kalama Export Company, a joint venture with Con Agra Inc., which operates a grain export elevator in Washington.

               The Company owns a 28% interest in Acatos &
               Hutchinson, a U.K. based company, that processes and markets edible oil.

               Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, operates wet corn milling plants in Bulgaria, Hungary, Slovakia and Turkey.

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




               The Company owns a 50% interest in Sociedad
               Aceitera Oriente, S.A., a Bolivian company that
               is in the oilseed crushing, refining and bottling
               business.
6
     PAGE 7

Item 1. BUSINESS-Continued

               International Malting Company, a joint venture between the Company and the LeSaffre Company, operates barley malting plants in the United States, Canada and France. The Company has a 40% ownership interest in this joint venture.

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

                                           The percentage of net
               sales and other operating income by classes of products and services for the last three fiscal years were as follows:

                                            1998   1997    1996
               Oilseed products             63%    64%    61%
               Corn products                13     16     18
               Wheat and other
                  milled products           9      12     13
               Other products and services  15     8      8
                                            ----   ----   ----

                                            100%   100%   100%
                                            ====   ====   ====

               Methods of Distribution

               Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway systems of North and South America and functions as a contract carrier of commodities for its own operations as well as for other companies. The Company owns and leases approximately 2,250 river barges and 53 line-haul towboats.
7
     PAGE 8
Item 1. BUSINESS-Continued

         (ii)  Status of new products

                                           The Company continues
               to expand its business through the development and production of new, value-added products. These new products include a wide-range of health and nutrition products known as neutraceuticals or functional foods. The Company has entered the vitamin market with the production of riboflavin and vitamin E and is currently expanding production facilities to produce vitamin C. The Company continues to develop its soy protein meat substitutes, Harvest Burgers and Harvest Burgers for Recipes, its soy protein powdered non-dairy beverage, Nutribev, and its non-dairy frozen dessert, Dairylike. The Company is developing and expanding production facilities to produce soy-derived isoflavones, sterols, granular lecithin, astaxathin, distilled monoglycerides and xanthan gum. Additionally, the Company is in the early stages of development of the antioxidants beta-carotene, oligosaccharides and tocotrienols.

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

          (v)  Extent to which business is seasonal

                                           Since the Company is
               so widely diversified in global agribusiness
               markets, there are no material seasonal
               fluctuations in the manufacture, sale and
               distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials: oilseeds, wheat, corn and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant throughout the year. The worldwide need for food is not seasonal and is ever expanding as is the world's population.
8
     PAGE 9
Item 1. BUSINESS-Continued

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

          (x)  Competitive conditions

                                           Markets for the
               Company's products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets; however, a number of large companies compete in one or more markets. Major competitors in one or more markets include, but are not limited to, Cargill, Inc., ConAgra, Inc., Corn Products International, Inc., Eridania Beghin-Say and Tate & Lyle.

         (xi)  Research and development expenditures

                                           Practically all of
               the Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate the protein malnutrition throughout the world, utilizing the three largest United States crops: corn, soybeans and wheat.
9
     PAGE 10
Item 1. BUSINESS-Continued

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

                                           The Company maintains
               a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein research is conducted at facilities in Decatur where meat and dairy pilot plants support application research. Starch and amyolitic enzyme research is done at a laboratory in Clinton, Iowa. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas. Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin and the Netherlands. The Company maintains research centers in Quincy, Illinois that conduct swine and cattle feeding trials to test new formula feed products and to develop improved feeding efficiencies.

               The amounts spent during the three years ended
               June 30, 1998, 1997 and 1996 for such technical efforts were approximately $17.1, $12.2 and $11.5 million, respectively.

                                      (xii)Material effects of
               capital expenditures for environmental protection

                                           During 1998, $16
               million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Item 1. BUSINESS-Continued

        (xiii) Number of employees

                                           The number of persons
               employed by the Company was 23,132 at June 30, 1998.

           (d)Financial Information About Foreign and Domestic
           Operations and Export Sales

        The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 11 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 1998 and is incorporated herein by reference.

10

     PAGE 11
Item 1. BUSINESS--Continued

        (e)    Executive Officers and Certain Significant
Employees

           Name                       Title                 Age

           G. Allen Andreas    President and Chief Executive 55
                               Officer from 1997. Counsel to
                               the Executive Committee from
                               September 1994. Vice President
                               from 1988.

           Martin L. Andreas   Senior Vice President from 1989.59
                               Assistant to the Chairman.

           Charles P. Archer   Treasurer from October 1992.  42

           Lewis W. Batchelder Group Vice President from     53
                               July 1997. Senior Vice President
                               of ADM/Growmark. Various grain
                               merchandising positions since
1971.

           Charles T. Bayless  Executive Vice President from 63
                               July 1997. Group Vice President
                               from January 1993.

           Howard E. Buoy      Group Vice President from     72
                               January 1993.

           William H. Camp     Vice President from April 1993.49

           Mark J. Cheviron    Vice President from July 1997.49
                               Vice President of Corporate
                               Security and Administrative
                               Services since May 1997. Director
                               of Security since 1980.

           Larry H. Cunningham Group Vice President and      54
                               President of ADM Corn Processing
                               Division from October 1996.
                               Vice President and President
                               of Protein Specialties
                               Division since July 1993.

           Craig L. Hamlin     Group Vice President from     52
                               October 1994. President of
                               ADM Milling from 1989.

           Edward A. Harjehausen    Vice President from October48
                               1992.
11
     PAGE 12
Item 1. BUSINESS-Continued

           James C. Ielase     Group Vice President since    57
                               July 1997. President of Golden
                               Peanut Company from April 1995
                               to June 1997. Private investments
                               from 1992 to April 1995.

           Burnell D Kraft     Senior Vice President from    67
                               July 1997. Group Vice President
                               from January 1993. Vice President
                               from 1984. President of
                               ADM/Growmark, Collingwood Grain
                               and Tabor Grain Co. subsidiaries.

           Paul L. Krug, Jr.   Vice President from 1991 and  54
                               President of ADM Investor
                               Services.

           John E. Long        Vice President from July 1996.69
                               President of ADM Research
                               Division from 1992. Various
                               senior research positions from
                               1975.

           Claudia M. Madding  Secretary to the Executive    47
                               Committee from September 1997.
                               Executive Assistant to the
Chairman
                              since July 1997. Assistant
        Secretary
                               from 1993. Administrative
Assistant
                               to the Chairman since 1984.

           Jack McDonald       Vice President from October 1994.
66
                               President of Southern Cotton Oil
                               Division from 1990.

           John D. McNamara    Group Vice President and      50
                               President of North American
                               Oilseed Processing Division from
                               July 1997. President of ADM Agri-
                               Industries since 1992.

           Steven R. Mills     Controller from October 1994. 43
                               Various senior treasury and
                               accounting positions from 1979.

           Stephen W. Minder   Corporate Compliance Officer from
42
                               July 1997. Various senior
internal
                               audit positions since 1990.
12
     PAGE 13
Item 1. BUSINESS-Continued

           Paul B. Mulhollem   Group Vice President from     49
                               July 1997. Vice President from
                               January 1996. Managing Director
                               of ADM International, Ltd., from
                               1993.

           Brian F. Peterson   Vice President from January 1996.
56
                               President of ADM BioProducts
                               Division from 1995. Various
                               merchandising positions from
1980.

           Raymond V. Preiksaitis     Group Vice President from46
                               July 1997. Vice President -
                               Management Information Systems
                               from 1988.

           John G. Reed        Vice President from 1982.     68

           Richard P. Reising  Senior Vice President from July54
                               1997. Vice President, Secretary
                               and General Counsel from
                               1991 to 1997.

           John D. Rice        Vice President from 1993 and  44
                               President of ADM Food Oils
                               Division since December 1996.
                               Vice President of ADM Processing
                               Division from 1992.

           Scott A. Roberts    Assistant Secretary and Assistant
38
                               General Counsel from July 1997.
                               Member of the Law Department
                               since 1985.

           Kenneth A. Robinson Vice President from January 1996.
51
                               Vice President of ADM Processing
                               Division from 1985.

           Douglas J. Schmalz  Vice President and Chief      52
                               Financial Officer from 1986.
                               Controller from 1986 to 1994.

           David J. Smith      Vice President, Secretary and 43
                               General Counsel from July, 1997.
                               Assistant General Counsel from
                               1995. Assistant Secretary from
                               1988 to July 1997. Member of the
Law
                               Department since 1981.
Item 1. BUSINESS-Continued

           Stephen H. Yu       Vice President from January 1996.
38
                               Managing Director of ADM
                               Asia-Pacific, Ltd., from 1993.
                               Various merchandising positions
                               with Continental Grain Company
                               from 1986.

                              Officers of the registrant are
           elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

           G. Allen Andreas and Martin L. Andreas are nephews o
           f Dwayne O.    Andreas, a director of the
           registrant.
13

     PAGE 14
Item 2. PROPERTIES

        (a)                    Processing Facilities

           The Company owns, leases, or has a 50% or greater interest in the following processing plants:

                                United   Foreign   Total
                                States
            Owned                 197                         77 274
            Leased                  2                         1   3
            Joint Venture          48                         27  75
                                 ____                         ________
                                  247                         105 352
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

           The Company operates thirty-nine domestic and fifteen foreign oilseed crushing plants with a daily processing capacity of approximately 94,000 metric tons (3.5 million bushels). The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Brazil, Canada, England, Germany, India, Mexico, the Netherlands and Poland. The Company also has an interest, through a joint venture, in an oilseed crushing plant in Bolivia.

           The Company operates four wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 41,700 metric tons (1.6 million bushels). These plants and other related properties, including corn germ extraction and corn gluten pellet plants, are located in Illinois, Iowa, New York and North Dakota. The Company also has interests, through joint ventures, in corn milling plants in Bulgaria, Hungary, Mexico, Slovakia and Turkey.

           The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, and twelve foreign flour mills with a total daily milling capacity of approximately 30,700 metric tons (1.1 million bushels). The Company also operates seven bakery mix and specialty ingredient plants, two pasta plants, and two starch and gluten plants. These plants and other related properties are strategically located across North and Central America in California, Illinois, Indiana, Iowa,

Item 2. PROPERTIES--continued

           Kansas, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada and Jamaica. The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.

           The Company operates fifteen domestic oilseed refineries in Arkansas, Georgia, Illinois, Indiana, Iowa, Minnesota, Nebraska, North Dakota, Tennessee and Texas as well as ten foreign refineries in Brazil, Canada, Germany, India and the Netherlands. The Company also has interests, through joint ventures, in oilseed refineries in Texas, Bolivia and England. The Company produces packaged oils in California, Georgia, Illinois, Brazil and Germany and has interests, through joint ventures, in packaged oils plants in Bolivia and England. Soy protein specialty products are produced in Illinois and the Netherlands, lecithin products are produced in Arkansas, Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

           The Company produces feed and food additives at seven bioproducts plants located in Illinois, North Carolina and Ireland. The Company also operates fifteen domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio, Texas and Washington. The foreign plants are located in Barbados, Belize, Canada, China, Ireland and Puerto Rico. The Company also has interests, through joint ventures, in formula feed plants in Arkansas, Georgia, Illinois, Iowa, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Wisconsin, Canada, China, Puerto Rico and Trinidad.

           The Company operates five domestic and eleven foreign chocolate and cocoa bean processing plants.
           The domestic plants are located in Georgia, Massachusetts, New Jersey, North Carolina and
           Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, France, Germany, the
           Netherlands, Poland and Singapore.

           The Company operates forty-nine domestic edible bean processing facilities located in California,
           Colorado, Idaho, Kansas, Michigan, Minnesota, North
           Dakota and Wyoming.

           The Company operates various other food and food
           ingredient plants in England, France, Germany and
           Jamaica.
14
     PAGE 15
Item 2. PROPERTIES--continued

           Procurement Facilities

           The Company operates two hundred domestic terminal, country, and river elevators covering the major grain producing states, including one hundred thirty-seven country elevators and sixty-three terminal and river loading facilities including three grain export elevators in Louisiana. Elevators are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana,
           Michigan, Minnesota, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 412,000,000 bushels.

           The Company also has interests, through joint ventures, in seventeen domestic grain terminals and elevators, including two export terminals, one in the state of Washington and the other in Maryland. The other joint venture grain terminals and elevators are located in Indiana, Kentucky, Michigan, Minnesota, and Ohio. Domestic joint venture grain terminals and elevators have an aggregate storage capacity of approximately 62,000,000 bushels.

           The Company also operates one hundred thirty-four foreign grain elevators with an aggregate storage capacity of approximately 89,000,000 bushels, including three export facilities located in Brazil. These elevators are located in Barbados, Brazil, Canada, Germany, Ireland and Paraguay. The Company also has an interest, through a joint venture, in fourteen grain elevators in Bolivia with an aggregate storage capacity of approximately 7,000,000 bushels.

           Eleven cotton gins are located in Texas and serve the cottonseed crushing plants in that area.

15
     PAGE 16
Item 3. LEGAL PROCEEDINGS

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

     GOVERNMENTAL INVESTIGATIONS

     Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ, in fiscal 1997 the Company paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand jury in the Northern District of Illinois (lysine) has been closed.

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. In February 1997, the Company's three Mexican subsidiaries were notified that the Mexican Federal Competition Commission commenced an investigation as to whether the Company's marketing and sale of lysine in Mexico resulted in violations of that country's federal antitrust laws. On June 22, 1998 the Mexican Federal Competition Commission issued resolutions concluding its investigation relative to the Company's subsidiaries and imposing a fine in the approximate amount of $125,000. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market within the European Union. In December, 1997, the Company was notified by the Canadian Competition Bureau that it is among the subjects of a formal inquiry into an alleged conspiracy to fix prices and sales volumes in the production, sale and supply of lysine. In connection with an agreement with the Canadian Competition Bureau and the Attorney General of Canada, the Company paid a fine in the approximate amount of $11 million. This agreement constitutes a global resolution of all matters between the Canadian Competition Bureau and the Company. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities can not presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.
17

     PAGE 18

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

     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-one putative class action antitrust suits involving the sale of lysine. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     STATE ACTIONS. The Company has been named as a defendant, along with other companies in two putative class action antitrust suits. These two putative class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff has amended his complaint to add approximately 187 plaintiffs. On May 7, 1998, the Company moved for summary judgment as to the original named plaintiff's claim. That motion is pending. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action.
18
     PAGE 19

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the actions specifically described below, all such suits have been settled or dismissed.

     STATE ACTIONS. The Company, along with other companies,
     has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from
     July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama
     and is encaptioned Seven Up Bottling Co. of Jasper, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in two putative class action antitrust
     suits filed in California state court involving the sale
     of citric acid. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants conspired to
     fix, maintain or stabilize the price of citric acid, and seek injunctions against continued illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain indirect purchasers of citric acid within the State of California during certain periods in the 1990s. One such action was filed on June
     12, 1996 in the Superior Court of the County of San Francisco, California and is encaptioned Bianco v. Archer Daniels Midland Co., et al., Civil Action No. 978912. The second action was filed on June 28, 1996 in San Francisco County Superior Court and is encaptioned Wignall v. Archer Daniels Midland Co., et al., Civil Action No. 979360.
     These actions have been coordinated before a single court in San Francisco County, California under the caption,
     Food Additives Cases II California Indirect Purchaser Citric Acid Antitrust Litigation, Coordination Proceeding No. 3265. On June 18, 1998, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $1,053,366 to the plaintiff class. The settlement has received final court approval. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama,
19
     PAGE 20
     Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi, New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al.
     v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729. On June 26, 1998, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $1,831,634 to the plaintiff class. This settlement has received preliminary court approval and a final approval hearing will be on November 20, 1998.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. Plaintiff's motion for class certification is currently pending. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.
20
     PAGE 21
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

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

     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings. The parties are in the midst of discovery in this action.
21
     PAGE 22
     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November
     19, 1996. ADM moved to dismiss the complaint on December
     12, 1996. On May 29, 1997, the Company executed a
     Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's
     Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. On April 21, 1998, a petition for writ of certiorari before the United States Supreme Court was filed with respect to the dismissal by the United States Court of Appeals for the Seventh Circuit. The individual director defendants and the Company recently filed oppositions to the petition for certiorari. The parties will jointly seek dismissal of the Delaware actions with prejudice once the federal action is concluded.
22
     PAGE 23
     DELAWARE STATE LAW ACTION

     The Company and certain of its current and former directors also have been named as defendants in a putative class action suit encaptioned Loudon v. Archer-Daniels-Midland Co., et al., Civil Action No. 14638, filed in the Delaware Court of Chancery on October 20, 1995. This action alleges violations of Delaware state law and seeks invalidation of the 1995 election of the Company's directors and damages on the basis of alleged omissions from the proxy statement issued by the Company prior to its October 19, 1995 annual meeting of shareholders. The Delaware Court of Chancery dismissed this action on February 20, 1996. On September 17, 1997, the Supreme Court of Delaware affirmed the lower court's judgment and remanded the case to provide the plaintiffs an opportunity to replead. The revised complaint was filed on November 21, 1997. On June 16, 1998, the Company executed a Stipulation and Agreement of Compromise and Settlement with counsel for the plaintiff class in which, among other things, the Company agreed to pay no more than $500,000 in attorneys' fees to plaintiffs, as determined by the court, and agreed to certain changes in the rules governing the conduct of shareholder meetings. Final approval of the settlement was granted on August 5, 1998 and the court awarded $300,000 in attorneys' fees to plaintiffs.

     OTHER

     As described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition, the Company has made provisions to cover assessed fines, litigation settlements and related costs and expenses described above. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.
23
     PAGE 24
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 1998 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 1998 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1998 and is incorporated herein by reference.

Item 7A.QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1998 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1998 are incorporated herein by reference:

        Consolidated balance sheets--June 30, 1998 and 1997 Consolidated statements of earnings--Years ended
          June 30, 1998, 1997 and 1996
        Consolidated statements of shareholders' equity--Years
ended
          June 30, 1998, 1997 and 1996
        Consolidated statements of cash flows--Years ended
          June 30, 1998, 1997 and 1996
        Notes to consolidated financial statements--June 30,
1998
        Summary of Significant Accounting Policies
        Report of Independent Auditors
        Quarterly Financial Data (Unaudited)
24
     PAGE 25
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for 1998 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11.  EXECUTIVE COMPENSATION

        Information responsive to this Item is set forth in "Executive Compensation" and "Compensation Committee
        Report" of the definitive proxy statement for 1998 and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

        Information responsive to this Item is set forth in "Principal Holders of Voting Securities" of the definitive proxy statement for 1998 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for 1998 and is incorporated herein by reference.
PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

             (a)(1)           The following consolidated
             financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1998, are incorporated by reference in Item 8, and are also incorporated herein by reference:

             Consolidated balance sheets--June 30, 1998 and 1997

             Consolidated statements of earnings--Years ended
              June 30, 1998, 1997 and 1996

             Consolidated statements of shareholders' equity--
              Years ended June 30, 1998, 1997 and 1996
25
        PAGE 26
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
`       --Continued

             Consolidated statements of cash flows--Years ended
              June 30, 1998, 1997 and 1996

                              Notes to consolidated financial
             statements--June 30, 1998

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

                 (iv)Indenture dated June 1, 1986 between the r egistrant and Chemical Bank, (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and Chemical Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration
                  Statement No. 33-6721), relating to
                  the $300,000,000 - 8 7/8% Debentures due April
                 15, 2011,
                  the $300,000,000 - 8 3/8% Debentures due April
                 15, 2017, the $300,000,000 - 8 1/8% Debentures
                 due June 1, 2012,
                  the $250,000,000 - 6 1/4% Notes due May 15,
                 2003,
                  the $250,000,000 - 7 1/8% Debentures due March
                 1, 2013,
                  the $350,000,000 - 7 1/2% Debentures due March
                 15, 2027, the $200,000,000 - 6 3/4% Debentures
                 due December 15, 2027, and the $250,000,000 - 6
                 7/8% Debentures due
                  December 15, 2097.

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

                              (10)
              Material Contracts--Copies of the Company's stock option

and stock unit plans and its savings and investment
              plans, pursuant to Instruction (10)(iii)(A) to Item
              601 of

Regulation S-K, are incorporated herein by
              reference as follows:

                (i)Registration Statement No. 2-91811 on Form S-8 dated June 22, 1984 (definitive Prospectus dated July 16, 1984) relating to the Archer Daniels Midland 1982 Incentive
                                            Stock Option Plan.

                (ii)Registration Statement No. 33-49409 on Form S-
                8 dated
                March 15, 1993 relating to the Archer Daniels M
                idland
                1991 Incentive Stock Option Plan and Archer Dan
                iels
                  Midland Company Savings and Investment Plan.
 27
        PAGE 28
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

                (iii)Registration Statement No. 333-39605 on Fo rm S-8 dated November 5, 1997 relating to the ADM Savings and Investment Plan for Salaried Employees and the ADM Savings and Investment Plan for Hourly Employees.

                (iv)Registration Statement No. 333-51381 on For m S-8 dated April 30, 1998 relating to the Archer-Daniels-Midland Company 1996 Stock
                Option Plan.

                (v)The Archer-Daniels-Midland Company Stock Uni t Plan for Nonemployee Directors (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

                              (13)Portions of annual report to
              shareholders incorporated by reference

                              (21)Subsidiaries of the registra
              nt

                              (23)Consent of independent audit
              ors

                              (24)          Powers of attorney

                              (27)     Financial Data Schedule

        (b) Reports on Form 8-K


A Form 8-K was not filed during the quarter ended
           June 30, 1998.
28
     PAGE 29
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 1998

                 ARCHER-DANIELS-MIDLAND COMPANY


/s/ D. J. Smith        /s/ D. J. Schmalz     /s/ S. R. Mills
D. J. Smith            D. J. Schmalz         S. R. Mills
Vice President, Secretary                    Vice President
and                    Controller
and General Counsel    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 24, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


     /s/ G. A. Andreas
     G. A. Andreas*,
     Chief Executive and Director
     (Principal Executive Officer)

     /s/ D. O. Andreas                /s/ M. B. Mulroney
     D. O. Andreas*,                  M. B. Mulroney*,
     Chairman of the Board of         Director
     Directors

     /s/ J. R. Block                  /s/ R. S. Strauss
     J. R. Block*,                    R. S. Strauss*,
     Director                         Director

     /s/ R. R. Burt                   /s/ J. K. Vanier
     R. R. Burt*,                     J. K. Vanier*,
     Director                         Director

     /s/ Mrs. M. H. Carter            /s/ O. G. Webb
     Mrs. M. H. Carter*,              O. G. Webb*,
     Director                         Director

     /s/ G. O. Coan                   /s/ A. Young
     G. O. Coan*,                     A. Young*,
     Director                         Director

     /s/ F. R. Johnson                /s/ D. J. Smith
     F. R. Johnson*,                  Attorney-in-Fact
     Director


*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company are being filed with the Securities and Exchange Commission.
29