Form 10-Q
period 1998-11-13
ARCHER DANIELS MIDLAND CO
filed 1998-11-13
CIK 7084

Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

         Common Stock, no par value - 593,248,463 shares
                       (October 31, 1998)
1
Page 2
PART I - FINANCIAL INFORMATION

[CAPTION]

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                      1998                  1997
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,801,42
                                        1            $3,651,3
                                                     02
Cost of products sold and other
operating      costs                    3,507,785
                                                     3,326,13
                                                     4
                                        _________
                                                     ________
                                                     _

    Gross Profit                         293,636
                                                     325,168

Selling, general and administrative      166,816
expenses                                             134,986
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             126,820
                                                     190,182

Other income                              51,584
                                                     8,833
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes         178,404
                                                     199,015

Income taxes                              61,549
                                                     67,665
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $  116,8     $  131,35
                                        55           0
                                        =========    =========



Average number of shares outstanding     597,158      585,579

Basic and diluted earnings per common       $.20              $.22
share

Dividends per common share                 $.048              $.046


See notes to consolidated financial statements.
2
Page 3
[CAPTION]

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                             SEPTEMBER     JUNE 30,
                                                30,
                                               1998          1998
                                           -------------------------
                                                       --
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  384,027    $   346,325
  Marketable securities                    400,459       379,169
  Receivables                              2,103,297     1,990,686
  Inventories                              2,673,589     2,562,650
  Prepaid expenses                         165,663       172,884
                                           __________    __________

     Total Current Assets                  5,727,035     5,451,714


Investments and Other Assets
  Investments in and advances to           1,512,306     1,473,364
affiliates
  Long-term marketable securities          739,970       1,168,380
  Other assets                             422,288       417,372
                                           __________    __________

                                           2,674,564     3,059,116

Property, Plant and Equipment
  Land                                     167,944       148,135
  Buildings                                1,872,371     1,777,146
  Machinery and equipment                  8,134,289     7,901,309
  Construction in progress                 629,112       613,792
  Less allowances for depreciation         (5,353,923)   (5,117,678)

                                           __________    __________

                                           5,449,793     5,322,704

                                           __________    __________

                                           $13,851,392   $13,833,534
                                           ===========   ===========

         See notes to consolidated financial statements.
                                3
                             Page 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES
[CAPTION]

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             SEPTEMBER    JUNE 30,
                                                30,
                                               1998         1998
                                           ------------------------
                                                      --
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,215,024   $1,545,276
  Accounts payable                         1,963,738    1,634,681
  Accrued expenses                         592,512      516,287
  Current maturities of long-term debt     18,955       21,059
                                           __________   __________

     Total Current Liabilities             3,790,229    3,717,303

Long-term Debt                             2,940,823    2,847,130

Deferred Credits
  Income taxes                             564,459      632,893
  Other                                    133,684      131,296
                                           __________   __________

                                           698,143      764,189

Shareholders' Equity
  Common stock                             4,865,173    4,936,649
  Reinvested earnings                      1,750,740    1,662,563
  Accumulated other comprehensive loss     (193,716)    (94,300)
                                           __________   __________

                                           6,422,197    6,504,912
                                           __________   __________

                                           $13,851,392  $13,833,534
                                           ==========   ==========

         See notes to consolidated financial statements.
                                4
                             Page 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

[CAPTION]

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                          1998
                                                          1997
                                                ------------------------
                                                           -
                                                     (In thousands)

Operating Activities
 Net earnings                                  $  116,855      $
                                                              131,350
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              139,347         117,539
       Deferred income taxes                      3,137           4,128
       Amortization of long-term debt discount    9,011           7,849
         Gain on marketable securities              (99,702)        (23,698)
transactions
       Other                                      62,663          6,152
       Changes in operating assets and
liabilities
          Receivables                               (91,482)        (182,327)
          Inventories                               (76,793)        144,598
          Prepaid expenses                          7,288           (23,201)
          Accounts payable and accrued expenses     381,203         131,376
                                              ________        ________
             Total Operating Activities             451,527         313,766

Investing Activities
 Purchases of property, plant and equipment    (171,517)       (190,591)
 Business acquisitions                         (48,152)        (209,355)
 Investments in and advances to affiliates     (65,311)        (188,095)
 Purchases of marketable securities            (219,628)       (389,177)
 Proceeds from sales of marketable             517,411         188,891
securities
                                              ________        ________
             Total Investing Activities             12,803          (788,327
                                                              )

Financing Activities
 Long-term debt borrowings                     82,651          -
 Long-term debt payments                       (4,608)         (3,900)
 Net borrowings under line of credit           (378,821)       281,509
agreements
 Purchases of treasury stock                   (97,497)        (30,406)
 Cash dividends and other                      (28,353)        (25,601)
                                              ________        ________
             Total Financing Activities             (426,628)       221,602
                                              ________        ________

 Increase (Decrease) In Cash and Cash          37,702          (252,959
Equivalents                                                   )
Cash and Cash Equivalents Beginning of        346,325         397,788
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  384,027      $
                                                              144,829
                                              ========        =======

5
Page 6
See notes to consolidated financial statements.

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Note 2.New Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has not yet determined the financial statement disclosure impact of SFAS 131.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 1999, establishes standards for recognition and measurement of derivatives and hedging activities. The Company has not yet determined the financial statement impact of SFAS 133.


Note 3.              Per Share Data

       All references to share and per share information have
       been adjusted for the 5 percent stock dividend paid
       September 21, 1998.
6
Page 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 4.Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale marketable securities to be included in "other comprehensive income." Prior to the adoption of SFAS 130, the Company reported such adjustments and unrealized gains or losses as components of reinvested earnings. Amounts in prior year financial statements have been reclassified to conform to SFAS 130. Comprehensive income (net income plus other comprehensive income) was $17 million and $121.3 million for the quarter ended September 30, 1998 and 1997, respectively.
[CAPTION]

Note 5.   Other Income
                                   THREE MONTHS
                                       ENDED
                                   SEPTEMBER 30,
                                 1998      1997
                                 _________________
                                 ___
                                  (In thousands)
     Investment income           $        $28,202
                                 29,137
     Interest expense            (80,027  (55,419
                                 )        )
     Gain on marketable
     securities                  99,713   23,701
       transactions
     Equity in earnings of       3,842    10,557
     affiliates
     Other                       (1,081)  1,792
                                 ______   ______
                                 $        $ 8,833
                                 51,584
                                 ======   ======

7
Page 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 6.Antitrust Investigation and Related Litigation

Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. The federal grand jury in the Northern District of Illinois (lysine) has been closed.

The Company, along with other domestic and foreign companies, was named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid, and high fructose corn syrup. These actions and proceedings generally involve claims for unspecified compensatory damages, fines, costs, expenses and unspecified relief. The Company intends to vigorously defend these actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted and could result in the Company being subject to monetary damages, other sanctions and expenses.

The Company has made provisions of $48 million in fiscal 1998, $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action settlements, certain other proceedings, and the related costs and expenses associated with the litigation described above. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.
8
Page 9
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

[CAPTION]

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                                              THREE MONTHS
                                          ENDED
                                              SEPTEMBER 30,
                                            1998         1997
                                            -----------------
                                              (In millions)
Oilseed products                          $2,325      $2,309
Corn products                             513         535
Wheat and other milled products           361         387
Other products and services               602         420
                                          -----       -----
                                          $3,801      $3,651
                                          =====       =====

Net sales and other operating income increased 4 percent for the quarter to $3.8 billion due primarily to sales attributable to recently acquired operations. This increase was partially offset by a 6 percent decrease in average selling prices. Sales of oilseed products increased 1 percent to $2.3 billion due principally to sales attributable to recently acquired operations, partially offset by lower average selling prices reflecting the lower cost of raw materials. Sales volumes of oilseed products were flat for the quarter as strong North American protein meal demand was offset by weak Asian oil demand. Sales of corn products decreased 5 percent for the quarter as lower average selling prices for the Company's alcohol and amino acid products more than offset the increased sales volumes of these same products as well as the increase in both sales volume and price of the Company's sweetener products. Sweetener sales volume has been positively impacted by good demand from the U.S. soft drink industry. Demand for the Company's alcohol products continues to increase, but low gasoline prices have negatively affected average sales prices for the Company's fuel alcohol. The demand for amino acid products has been good, but low domestic protein meal and corn prices have put considerable downward pressure on amino acid selling prices. Sales of wheat and other milled products decreased 7 percent to $361 million due principally to lower average selling prices reflecting the lower cost of raw materials. These decreases were partially offset by sales attributable to recently acquired operations. The increase in other products and services was due primarily to the sales related to the Company's recently acquired cocoa and feed businesses.

Cost of products sold and other operating costs increased $182 million for the quarter to $3.5 billion due principally to costs related to recently acquired
9
Page 10
operations. These increases were partially offset by lower average raw material costs.

Gross profit declined $32 million to $294 million for the quarter due primarily to the net effect of decreased sales prices versus lower raw material costs. This decrease was partially offset by gross profits of recently acquired operations.

Selling, general and administrative expenses increased $32 million to $167 million due principally to expenses attributable to recently acquired operations.

The increase in other income for the quarter was due primarily to increased gains on marketable securities transactions. These gains were partially offset by increased interest expense due to both higher short-term and long-term borrowing levels and by decreased equity in earnings of unconsolidated affiliates.

The decrease in income taxes for the quarter resulted primarily from lower pretax earnings. The Company's effective income tax rate for the quarter was 34.5% compared to an effective rate of 34% for the comparable period of a year ago.

Liquidity and Capital Resources

At September 30, 1998, the Company continued to show substantial liquidity with working capital of $1.9 billion. Capital resources remained strong as reflected in the Company's net worth of $6.4 billion. The Company's ratio of long-term debt to total capital at September 30, 1998 was approximately 29%.

As discussed in Note 6 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also discussed in Note 6 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine.

The Company has made provisions of $48 million in fiscal 1998, $200 million in fiscal 1997 and $31 million in fiscal 1996 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action and certain state actions filed
10
Page 11

by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action settlements, certain other proceedings, and the related costs and expenses associated with the litigation described above. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

Year 2000 Issues

Readiness

The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests, and migration to the production environment. The Company anticipates that internal business and technical information system year 2000 compliance issues will be substantially remediated by the end of calendar year 1998.

The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical.

Cost

The total historical or anticipated remaining costs for year
2000 remediation activity are not material.

Risks and Contingency Plans

Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company may be a potential risk based on their individual year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing, and logging the year 2000 preparedness of critical third parties.

Anticipated completion of this review is calendar 1998 year-end.
Pending the results of that review, the Company will then determine what course of action and contingencies may need to be made.

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has been preparing for the introduction of the Euro and is currently evaluating methods to address the many issues involved
11
Page 12
with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes that the Euro conversion will not have a material impact on its consolidated financial statements.


PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("IEPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain permits for certain pollution control equipment at certain of the Company's processing facilities in Illinois. The Company and IEPA have executed a settlement agreement with respect to one of these proceedings. That agreement is currently before the Illinois Pollution Control Board for approval. The Company believes it has meritorious defenses to the remaining proceeding. In 1998, the IEPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to one of the Company's production facilities located in Illinois. Also in 1998, the Company voluntarily reported to the IEPA certain permit exceedances relating to another Illinois production facility operated by the Company. In management's opinion this settlement and the remaining proceedings, all seeking to ensure compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

     The United States Environmental Protection Agency ("USEPA") filed a civil administrative action in September 1998 seeking a $240,000 civil penalty for violations of
     Section 16(a) of the Toxic Substances Control Act, 15 U.S.C. 2601, et. seq ("TSCA"), which requires persons who annually manufacture or import for commercial purposes certain chemicals to file reports with USEPA every four years. USEPA has alleged that the Company's reports were not timely filed.

     The Company is involved in approximately 30 administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

     12
     Page 13

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

     GOVERNMENTAL INVESTIGATIONS

     Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand jury in the Northern District of Illinois (lysine) has been closed.

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998 the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The response of the Company is due on or before January 4, 1999. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities can not presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

     13
     Page 14

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

     14
     Page 15

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

     STATE ACTIONS. The Company has been named as a defendant, along with other companies in two putative class action antitrust suits. These two putative class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit

     15
     Page 16

     Court of DeKalb County, Alabama, and is encaptioned Ashley
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 200 individual plaintiffs. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, has been placed on the court's administrative docket pending the outcome of the Ashley action.

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the actions specifically described below, all such suits have been settled or dismissed.

     STATE ACTIONS. The Company, along with other companies,
     has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from
     July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama
     and is encaptioned Seven Up Bottling Co. of Jasper, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama,
     Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi, New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al.
     v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729. On June 26, 1998, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $1,831,634 to the plaintiff class. This settlement has received preliminary court approval and a final approval hearing will be on held November 20, 1998.
     16

     Page 17

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified
17
Page 18
     amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. Plaintiff's motion for class certification is currently pending. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during
18
Page 19
     a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995 Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.


     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings. On October 29, 1998, the Company executed a
19
Page 20
     Settlement Agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $69,600 to the plaintiff class. Papers will soon be filed with the Court seeking approval of this settlement.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November
     19, 1996. ADM moved to dismiss the complaint on December
     12, 1996. On May 29, 1997, the Company executed a
     Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's
     Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997 final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. On September 29, 1998, the United States Supreme Court granted a writ of certiorari filed by the unsuccessful appellants in the Seventh Circuit. Argument before the Supreme Court is scheduled for January, 1999. The parties will jointly seek dismissal of the Delaware actions with prejudice once the federal action is concluded.
20
Page 21

     OTHER

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

  Item 2. Changes in Securities

        a)                 In July, 1998, the Board of
Directors declared a 5 percent                      stock
dividend which was paid on September 21, 1998, to shareholders of record on August 24, 1998.

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

          (27)             Financial Data Schedules

         b)                 A Form 8-K was not filed during the
  quarter ended September                    30, 1998.
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



Dated:   November 13, 1998

22