Form 10-Q
period 1998-12-31
ARCHER DANIELS MIDLAND CO
filed 1999-02-12
CIK 7084

Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

         Common Stock, no par value - 592,071,513 shares
                       (January 29, 1999)
1
Page 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                      1998                  1997
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,911,53
                                        9            $4,130,2
                                                     98
Cost of products sold and other
operating      costs                    3,490,209
                                                     3,767,93
                                                     9
                                        _________
                                                     ________
                                                     _

    Gross Profit                         421,330
                                                     362,359

Selling, general and administrative      182,246
expenses                                             136,745
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             239,084
                                                     225,614

Other income (expense)                  (69,191)
                                                     (16,209)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes and
      Extraordinary Loss                 169,893
                                                     209,405

Income taxes                              59,459
                                                     70,197
                                        _________
                                                     ________
                                                     _

    Earnings Before Extraordinary        110,434
Loss                                                 139,208

Extraordinary loss, net of tax, on
debt                                    (15,324)           -
 Repurchase
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $   95,1     $  139,20
                                        10           8
                                        =========    =========


Average number of shares outstanding     593,580      585,697

Basic and diluted earnings per common
share
    Before extraordinary loss               $.19         $.24
    Extraordinary loss on debt              (.03)           -
repurchase
                                           ____               ____
                                        _

    After Extraordinary Loss                $.16         $.24
                                           ====             =
                                                     ===

Dividends per common share                  $.05         $.04
                                                     8

See notes to consolidated financial statements.
2

Page 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           SIX MONTHS ENDED
                                             DECEMBER 31,
                                      1998                  1997
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $7,712,96
                                        0            $7,781,6
                                                     00
Cost of products sold and other
operating      costs                    6,997,994
                                                     7,094,07
                                                     3
                                        _________
                                                     ________
                                                     _

    Gross Profit                         714,966
                                                     687,527

Selling, general and administrative      349,062
expenses                                             271,731
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             365,904
                                                     415,796

Other income (expense)                  (17,607)
                                                     (7,376)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes and
      Extraordinary Loss                 348,297
                                                     408,420

Income taxes                             121,008
                                                     137,862
                                        _________
                                                     ________
                                                     _

    Earnings Before Extraordinary        227,289
Loss                                                 270,558

Extraordinary loss, net of tax, on
debt                                    (15,324)           -
 Repurchase
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $  211,9     $  270,55
                                        65           8
                                        =========    =========


Average number of shares outstanding     595,373      585,640

Basic and diluted earnings per common
share
    Before extraordinary loss               $.39         $.46
    Extraordinary loss on debt              (.03)           -
repurchase
                                           ____               ____
                                        _

    After Extraordinary Loss                $.36         $.46
                                           ====             =
                                                     ===

Dividends per common share                 $.098         $.09
                                                     4

See notes to consolidated financial statements.
3

Page 4

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                           DECEMBER 31,    JUNE 30,
                                               1998          1998
                                           -------------------------
                                                       --
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  476,357    $   346,325
  Marketable securities                    335,835       379,169
  Receivables                              1,879,282     1,990,686
  Inventories                              3,123,744     2,562,650
  Prepaid expenses                         181,097       172,884
                                           __________    __________

     Total Current Assets                  5,996,315     5,451,714


Investments and Other Assets
  Investments in and advances to           1,481,970     1,473,364
affiliates
  Long-term marketable securities          838,855       1,168,380
  Other assets                             400,000       417,372
                                           __________    __________

                                           2,720,825     3,059,116

Property, Plant and Equipment
  Land                                     162,051       148,135
  Buildings                                1,944,194     1,777,146
  Machinery and equipment                  8,310,485     7,901,309
  Construction in progress                 614,583       613,792
  Less allowances for depreciation         (5,494,964)   (5,117,678)

                                           __________    __________

                                           5,536,349     5,322,704

                                           __________    __________

                                           $14,253,489   $13,833,534
                                           ===========   ===========

See notes to consolidated financial statements.
4

Page 5

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           DECEMBER 31,   JUNE 30,
                                               1998         1998
                                           ------------------------
                                                      --
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,490,100   $1,545,276
  Accounts payable                         1,991,543    1,634,681
  Accrued expenses                         540,538      516,287
  Current maturities of long-term debt     22,248       21,059
                                           __________   __________

     Total Current Liabilities             4,044,429    3,717,303

Long-term Debt                             2,908,976    2,847,130

Deferred Credits
  Income taxes                             631,044      632,893
  Other                                    136,450      131,296
                                           __________   __________

                                           767,494      764,189

Shareholders' Equity
  Common stock                             4,834,548    4,936,649
  Reinvested earnings                      1,816,157    1,662,563
  Accumulated other comprehensive loss     (118,115)    (94,300)
                                           __________   __________

                                           6,532,590    6,504,912
                                           __________   __________

                                           $14,253,489  $13,833,534
                                           ==========   ==========

See notes to consolidated financial statements.
5
Page 6

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                    SIX MONTHS ENDED
                                                      DECEMBER 31,
                                                1998                 1997
                                                -------------------------
                                                     (In thousands)

Operating Activities
 Net earnings                                  $  211,965      $ 270,558
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              285,517         241,530
       Deferred income taxes                      25,757          11,667
       Amortization of long-term debt discount    17,535          16,063
         Gain on marketable securities              (101,674)       (36,147)
transactions
         Extraordinary loss on debt repurchase      15,324          -
       Other                                      99,455          (8,393)
       Changes in operating assets and
liabilities
          Receivables                               134,012         (302,148)
          Inventories                               (448,298)       (135,479)
          Prepaid expenses                          (8,065)         (46,531)
          Accounts payable and accrued expenses     294,532         144,188
                                              ________        ________

             Total Operating Activities             526,060         155,308

Investing Activities
 Purchases of property, plant and equipment    (359,797)       (320,081)
 Net assets of businesses acquired             (60,316)        (368,371)
 Investments in and advances to affiliates     (91,378)        (253,142)
 Purchases of marketable securities            (377,995)       (696,257)
 Proceeds from sales of marketable             774,179         489,413
securities
                                              ________        ________

             Total Investing Activities             (115,307)       (1,148,43
                                                              8)

Financing Activities
 Long-term debt borrowings                     83,020          441,464
 Long-term debt payments                       (65,509)        (7,316)
 Net borrowings (payments) under line of
credit                                        (103,848)       703,214
  Agreements
 Purchases of treasury stock                   (137,445)       (42,135)
 Cash dividends and other                      (56,939)        (52,473)
                                              ________        ________

             Total Financing Activities             (280,721)       1,042,754
                                              ________        ________

 Increase In Cash and Cash Equivalents         130,032         49,624
Cash and Cash Equivalents Beginning of        346,325         397,788
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  476,357      $ 447,412
                                              ========        ========

Supplemental Cash Flow Information
 Noncash Investing and Financing Activities
   Common stock issued in purchase            -               $298,244
acquisition

         See notes to consolidated financial statements.
                                6
Page 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

       All references to share and per share information have
       been adjusted for the 5 percent stock dividend paid
       September 21, 1998.
7

Page 8

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 4.Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale marketable securities to be included in "other comprehensive income." Prior to the adoption of SFAS 130, the Company reported such adjustments and unrealized gains or losses as components of reinvested earnings. Amounts in prior year financial statements have been reclassified to conform to SFAS 130. Comprehensive income (net income plus other comprehensive income) was $171 million and $83 million for the quarter ended December 31, 1998 and 1997, respectively. Comprehensive income was $188 million and $204 million for the six months ended December 31, 1998 and 1997, respectively.

Note 5.   Other Income (Expense)

                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                   DECEMBER 31,        DECEMBER 31,
                               1998          1997  1998          1997
                               __________________  __________________
                                 (In thousands)      (In thousands)
Investment income              $ 27,274  $ 25,602  $ 56,411  $ 53,804
Interest expense               (84,512)  (72,334)  (164,539  (127,753
                                                   )         )
Gain on marketable securities
  Transactions                 1,972     12,449    101,685   36,150
Equity in earnings (losses) of
  Affiliates                   (15,032)  16,397    (11,190)  26,954
Other                          1,107     1,677     26        3,469
                               ______    ______    ______    ______
                               $(69,191  $(16,209  $(17,607  $
                               )         )         )         (7,376)
                               ======    ======    ======    ======

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

The Company, along with other domestic and foreign companies, was named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid and high fructose corn syrup. These actions and proceedings generally involve claims for unspecified compensatory damages, fines, costs, expenses and unspecified relief. The Company intends to vigorously defend these actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted and could result in the Company being subject to monetary damages, other sanctions and expenses.

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

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS    SIX MONTHS ENDED
                                 ENDED          DECEMBER 31,
                              DECEMBER 31,          1998
                                  1998              1997
                                  1997
                            ----------------  ----------------
                                  ---                -
                             (In millions)     (In millions)
Oilseed products            $2,314   $2,587   $4,639   $4,896
Corn products               475      556      988      1,091
Wheat and other milled      353      393      714      780
products
Other products and          770      594      1,372    1,015
services
                            -----    -----    -----    -----
                            $3,912   $4,130   $7,713   $7,782
                            =====    =====    =====    =====

Net sales and other operating income decreased 5 percent to $3.9 billion for the quarter and decreased 1 percent to $7.7 billion for the six months due principally to decreases in average selling prices of 13 percent and 9 percent, respectively. Sales of oilseed products decreased 11 percent to $2.3 billion for the quarter and decreased 5 percent to $4.6 billion for the six months due primarily to lower average selling prices resulting from the lower cost of raw materials. For both the quarter and six months, these decreases were partially offset by sales attributable to recently acquired operations. Sales volumes of oilseed products increased slightly for both the quarter and six months as good product demand in both Europe and North American was offset by weak Asian demand. Sales of corn products decreased 15 percent for the quarter and 9 percent for the six months as lower average selling prices for the Company's alcohol and amino acid products more than offset the increases in both sales volume and price of the Company's sweetener products. Demand for the Company's fuel alcohol has been steady, but low gasoline prices continue to negatively affect average sales prices. Sweetener sales volumes and prices have been positively impacted by good demand from the U.S. soft drink industry. Excess production capacity in the industry as well as low protein meal and corn prices have depressed selling prices of amino acid products. Sales of wheat and other milled products decreased 10 percent for the quarter and 8 percent for the six months due principally to lower average selling prices resulting from the lower cost of raw materials. The increase in other products and services for the quarter and six months was due primarily to the sales related to the Company's recently acquired feed and cocoa businesses as well as increased merchandising and transportation revenues.

10
Page 11
Cost of products sold and other operating costs decreased $278 million for the quarter to $3.5 billion and decreased $96 million for the six months to $7 billion due to lower average raw material costs. For both the quarter and six months, these decreases were partially offset by increased costs related to recently acquired operations.

Gross profit increased $59 million to $421 million for the quarter and increased $27 million to $715 million for the six months due principally to gross profit attributable to recently acquired operations and to increased merchandising and transportation margins. For the six months, these increases were partially offset by a decline in gross profit due to the net effect of decreased sales prices versus lower raw material costs.

Selling, general and administrative expenses increased $46
million for the quarter to $182 million and increased $77 million for the six months to $349 million due principally to expenses attributable to recently acquired operations.

The increase in other expense for the quarter and six months resulted principally from decreased equity in earnings of unconsolidated affiliates due primarily to lowered valuations of the Company's private equity fund investments and to increased interest expense due to higher average borrowing levels. Gains on marketable securities transactions were lower for the quarter, but higher for the six month period.

The decrease in income taxes for the quarter and six months resulted primarily from lower pretax earnings. The Company's effective income tax rate for the quarter and six months was 35 percent compared to an effective rate of 34 percent for the comparable periods of a year ago.

During the quarter, the Company incurred an extraordinary charge, net of tax, of $15 million resulting from the repurchase of a portion of its outstanding 7 percent debentures due May
2011.

Liquidity and Capital Resources

At December 31, 1998, the Company continued to show substantial liquidity with working capital of approximately $2 billion. Capital resources remained strong as reflected in the Company's net worth of $6.5 billion. The Company's ratio of long-term debt to total capital at December 31, 1998 was approximately 29%.

As described in Note 6 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also described in Note 6 to the unaudited consolidated financial statements, the Company has settled
certain civil
11
Page 12
federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine.

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

Year 2000 Issues

Readiness

The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests, and migration to the production environment. The Company's internal business and technical information system year 2000 compliance issues are substantially remediated. Any remaining remediation is expected to occur during 1999.

The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical. This verification process is expected to be completed by the third quarter of 1999.

Cost

The total historical or anticipated remaining costs for year
2000 remediation activity are not material.

Risks and Contingency Plans

Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company may be a potential risk based on their individual year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying and reviewing the year 2000 preparedness of critical third parties. This identification and review process is expected to be completed by the third quarter of 1999.

Pending the results of that review, the Company will then
determine what course of action and contingencies may need to be made.
12

Page 13
Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its consolidated financial statements.


Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       December 31, 1998.
13
Page 14
PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("IEPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain permits for certain pollution control equipment at two of the Company's processing facilities in Illinois. The Company and IEPA have executed settlement agreements with respect to both of these proceedings. The agreements are currently before the Illinois Pollution Control Board for approval. In 1998, the IEPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to one of the Company's production facilities located in Illinois. Also in 1998, the Company voluntarily reported to the IEPA certain permit exceedances relating to another Illinois production facility operated by the Company. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

     The United States Environmental Protection Agency ("USEPA") filed a civil administrative action in September 1998 seeking a $240 thousand civil penalty for violations of Section 16(a) of the Toxic Substances Control Act, 15 U.S.C. 2601, et. seq ("TSCA"), which requires persons who annually manufacture or import for commercial purposes certain chemicals to file reports with USEPA every four years. USEPA has alleged that the Company's reports were not timely filed. ADM and USEPA have reached a non-monetary settlement requiring the appropriate reports to be filed.

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

     LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

     The Company and certain of its current and former officers
     and
     14
     Page 15
     directors are currently defendants in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company and the individual defendants named in these actions intend to vigorously defend the actions unless they can be settled on terms deemed acceptable to the parties. The Company has paid and intends to continue to pay the legal expenses of its current and former officers and directors and to indemnify these persons with respect to these actions in accordance with Article X of the Bylaws of the Company.

     GOVERNMENTAL INVESTIGATIONS

     Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States a fine of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand jury in the Northern District of Illinois (lysine) has been closed.

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.
     15
     Page 16
     HIGH FRUCTOSE CORN SYRUP ACTIONS

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court
     16

     Page 17
     of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.

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

     STATE ACTIONS. The Company has been named as a defendant, along with other companies in two putative class action antitrust suits. These two putative class actions allege violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seek an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief.
     The putative classes in these actions comprise certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. One such action was filed on August 17, 1995 in the Circuit
     17
     Page 18
     Court of DeKalb County, Alabama, and is encaptioned Ashley
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336. On March 13, 1998, the court denied plaintiff's motion for class certification.

     Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. The other Alabama action, encaptioned Bailey v. Archer Daniels Midland Co., et al., Civil Action No. 95-165, and filed on December 11, 1995 in the Circuit Court of Tallapoosa County, was dismissed on January 5, 1999.

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the actions specifically described below, all such suits have been settled or dismissed.

     STATE ACTIONS. The Company, along with other companies,
     has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from
     July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama
     and is encaptioned Seven Up Bottling Co. of Jasper, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     436. The Company currently is seeking appellate review of the denial of its motion to dismiss this action. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of citric acid. This action alleges violations of the laws of Wisconsin, Minnesota, Alabama, Arizona, California, District of Columbia, Florida, Tennessee, West Virginia, Mississippi, New Mexico, North Carolina, South Dakota, North Dakota, Kansas, Louisiana, Michigan and Maine, including allegations that defendants conspired to maintain the price of citric acid at artificially high levels and seeks injunctive relief, treble damages of an unspecified amount, attorneys fees and costs and other unspecified relief. The putative class in this case comprises certain indirect purchasers of citric acid in the above referenced states during the period July 1, 1991 through June 27, 1995. This action was filed on December 20, 1996 in the Circuit Court for Milwaukee County, Wisconsin and is encaptioned Raz, et al. v. Archer-Daniels-Midland Co., et al., No. 96-CV-9729. On June 26, 1998, the Company executed a settlement agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $1,831,634 to the plaintiff class. This settlement received final court approval and the case was dismissed on November 16, 1998.
     18
     Page 19
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving
     the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has
     been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the
     District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court
     19

     Page 20
     for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, Plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995 Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California
     20
     Page 21
     Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings. On October 29, 1998, the Company executed a Settlement Agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $69,600 to the plaintiff class. Papers will soon be filed with the Court seeking approval of this settlement.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-
     21
     Page 22
     2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November 19, 1996. ADM moved to dismiss the complaint on December 12, 1996. On May 29, 1997, the Company executed a Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997, final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. On January 20, 1999, the judgement of the Court of Appeals was affirmed by an equally divided United States Supreme Court. The parties will soon seek dismissal of the Delaware actions with prejudice.

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

  Item 4.                  Submission of matters to a vote of
   Security Holders:

          The Annual Meeting of Shareholders was held on October 22, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:

                 Nominee           Shares Cast
Shares
                                      For
Withheld

              D. O. Andreas       482,077,823     21,653,524
              G. O. Coan          485,743,648     17,987,699
              G. A. Andreas       482,737,726     20,993,621
              J. K. Vanier        485,442,806     18,288,541
              R. Burt             485,510,703     18,220,644
              A. Young            483,767,145     19,964,202
              O. G. Webb          485,740,225     17,991,122
              F. Ross Johnson     484,985,993     18,745,354
              R. S. Strauss       485,070,485     18,660,862
              M. B. Mulroney      484,433,925     19,297,422
              J. R. Block         485,808,624     17,922,723
              M. H. Carter        485,867,076     17,864,271

          There were no abstentions or broker non-votes regarding the election of directors.


          The appointment by the Board of Directors of Ernst &
          Young LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending
          June 30, 1999 was ratified as follows:

                     For            Against        Abstain

                 499,214,837      3,426,770       1,089,740

          The Stockholder's Proposal relative to cumulative voting was defeated as follows:

                     For            Against        Abstain

                 125,935,045      301,443,304     8,732,005

22
Page 23

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

          (27)             Financial Data Schedules

         b)                 A Form 8-K was not filed during the
  quarter ended December 31,
           1998.

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



Dated:   February 12, 1999


23