Form 10-Q
period 1999-03-31
ARCHER DANIELS MIDLAND CO
filed 1999-05-14
CIK 7084

25
PAGE 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

         Common Stock, no par value - 588,111,381 shares
                        (April 30, 1999)
1
PAGE 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                      1999                  1998
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,378,12
                                        6            $4,280,2
                                                     79
Cost of products sold and other
operating      costs                    3,139,203
                                                     3,895,80
                                                     8
                                        _________
                                                     ________
                                                     _

    Gross Profit                         238,923
                                                     384,471

Selling, general and administrative      173,753
expenses                                             228,119
                                        _________
                                                     ________
                                                     _

    Earnings From Operations              65,170
                                                     156,352

Other income (expense)                  (47,244)
                                                     (49,832)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes          17,926
                                                     106,520

Income taxes                               6,184
                                                     36,217
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $   11,7     $   70,30
                                        42           3
                                        =========    =========


Average number of shares outstanding     590,377      600,154

Basic and diluted earnings per common       $.02          $.1
share                                                2

Dividends per common share                  $.05         $
                                                     .048

See notes to consolidated financial statements.
2
PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          NINE MONTHS ENDED
                                              MARCH 31,
                                      1999                  1998
                                      --------------------------
                                        (In thousands, except
                                          per share amounts)
Net sales and other operating income    $11,091,0    $12,061,8
                                        86           79
Cost of products sold and other
operating      costs                    10,137,19    10,989,88
                                        7            1
                                        _________    _________

    Gross Profit                         953,889     1,071,998

Selling, general and administrative      522,815      499,850
expenses
                                        _________    _________

    Earnings From Operations             431,074      572,148

Other income (expense)                  (64,851)     (57,208)
                                        _________    _________

    Earnings Before Income Taxes and
      Extraordinary Loss                 366,223      514,940

Income taxes                             127,192      174,079
                                        _________    _________

    Earnings Before Extraordinary        239,031      340,861
Loss

Extraordinary loss, net of tax, on
debt                                    (15,324)           -
 repurchase
                                        _________    _________

    Net Earnings                        $  223,7     $  340,86
                                        07           1
                                        =========    =========


Average number of shares outstanding     593,729      590,391

Basic and diluted earnings per common
share
    Before extraordinary loss               $.41
                                                     $.58
    Extraordinary loss on debt              (.03)           -
repurchase
                                           ____            __
                                        _            __

    After Extraordinary Loss                $.38
                                                     $.58
                                           ====            ==
                                                     ==

Dividends per common share                 $.148
                                                     $.142

See notes to consolidated financial statements.
3
PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             MARCH 31,     JUNE 30,
                                               1999          1998
                                           -------------------------
                                                       --
                                                 (In thousands)

ASSETS
Current Assets
  Cash and cash equivalents                $  573,978    $   346,325
  Marketable securities                    278,238       379,169
  Receivables                              1,867,436     1,990,686
  Inventories                              3,008,085     2,562,650
  Prepaid expenses                         152,909       172,884
                                           ___________   ___________

     Total Current Assets                  5,880,646     5,451,714


Investments and Other Assets
  Investments in and advances to           1,449,189     1,473,364
affiliates
  Long-term marketable securities          690,351       1,168,380
  Other assets                             389,400       417,372
                                           ___________   ___________

                                           2,528,940     3,059,116

Property, Plant and Equipment
  Land                                     160,372       148,135
  Buildings                                1,935,253     1,777,146
  Machinery and equipment                  8,256,756     7,901,309
  Construction in progress                 679,034       613,792
  Less allowances for depreciation         (5,495,173)   (5,117,678)

                                           ___________   ___________

                                           5,536,242     5,322,704

                                           ___________   ___________

                                           $13,945,828   $13,833,534
                                           ===========   ===========

See notes to consolidated financial statements.
4
PAGE 5
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             MARCH 31,    JUNE 30,
                                               1999         1998
                                           ------------------------
                                                      --
                                                (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,661,377   $1,545,276
  Accounts payable                         1,784,434    1,634,681
  Accrued expenses                         624,644      516,287
  Current maturities of long-term debt     22,620       21,059
                                           __________   __________

     Total Current Liabilities             4,093,075    3,717,303

Long-term Debt                             2,900,280    2,847,130

Deferred Credits
  Income taxes                             565,251      632,893
  Other                                    136,314      131,296
                                           __________   __________

                                           701,565      764,189

Shareholders' Equity
  Common stock                             4,750,970    4,936,649
  Reinvested earnings                      1,798,369    1,662,563
  Accumulated other comprehensive loss     (298,431)    (94,300)
                                           __________   __________

                                           6,250,908    6,504,912
                                           __________   __________

                                           $13,945,828  $13,833,534
                                           ==========   ==========

See notes to consolidated financial statements.
5
PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                    NINE MONTHS ENDED
                                                        MARCH 31,
                                                1999                 1998
                                                -------------------------
                                                     (In thousands)

Operating Activities
 Net earnings                                  $  223,707      $ 340,861
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              434,811         373,819
       Deferred income taxes                      27,149          17,365
       Amortization of long-term debt discount    27,182          24,490
         Gain on marketable securities              (101,465)       (36,147)
transactions
         Extraordinary loss on debt repurchase      15,324          -
       Other                                      130,528         656
       Changes in operating assets and
liabilities
          Receivables                               133,582         (247,083)
          Inventories                               (342,484)       (113,793)
          Prepaid expenses                          15,585          (80,585)
          Accounts payable and accrued expenses     186,267         (34,706)
                                              ________        ________

             Total Operating Activities             750,186         244,877

Investing Activities
 Purchases of property, plant and equipment    (552,185)       (517,729)
 Net assets of businesses acquired             (61,326)        (359,510)
 Investments in and advances to affiliates     (121,461)       (307,793)
 Purchases of marketable securities            (546,089)       (932,833)
 Proceeds from sales of marketable             1,001,631       749,096
securities
                                              ________        ________

             Total Investing Activities             (279,430)       (1,368,76
                                                              9)

Financing Activities
 Long-term debt borrowings                     84,127          441,464
 Long-term debt payments                       (77,710)        (18,821)
 Net borrowings under line of credit           68,987          709,790
agreements
 Purchases of treasury stock                   (233,998)       (42,135)
 Cash dividends and other                      (84,509)        (80,753)
                                              ________        ________

             Total Financing Activities             (243,103)       1,009,545
                                              ________        ________

 Increase (Decrease) in Cash and Cash          227,653         (114,347)
Equivalents
Cash and Cash Equivalents Beginning of        346,325         397,788
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  573,978      $ 283,441
                                              ========        ========

Supplemental Cash Flow Information
 Noncash Investing and Financing Activities
   Common stock issued in purchase            -               $298,244
acquisition

See notes to consolidated financial statements.
6
PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 4.Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale marketable securities to be included in "other comprehensive income." Prior to the adoption of SFAS 130, the Company reported such adjustments and unrealized gains or losses as components of reinvested earnings. Amounts in prior year financial statements have been reclassified to conform to SFAS 130. Comprehensive income (net income plus other comprehensive income) was $(169) million and $48 million for the quarter ended March 31, 1999 and 1998, respectively. Comprehensive income was $20 million and $252 million for the nine months ended March 31, 1999 and 1998, respectively.

Note 5.   Other Income (Expense)

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                    MARCH 31,           MARCH 31,
                               1999          1998  1999          1998
                               __________________  __________________
                                 (In thousands)      (In thousands)
Investment income              $ 26,922  $ 32,782  $ 83,333  $ 86,586
Interest expense               (86,230)  (80,274)  (250,769  (208,027
                                                   )         )
Gain (loss) on marketable
  securities transactions      (546)     -         101,139   36,150
Equity in earnings of          13,741    (5,919)   2,551     21,035
affiliates
Other                          (1,131)   3,579     (1,105)   7,048
                               ______    ______    ______    ______
                               $(47,244  $(49,832  $(64,851  $
                               )         )         )         (57,208)
                               ======    ======    ======    ======

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

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                              THREE MONTHS      NINE MONTHS
                                 ENDED             ENDED
                               MARCH 31,         MARCH 31,
                                  1999              1999
                                  1998              1998
                            ----------------  ----------------
                                  ---                -
                             (In millions)     (In millions)

Oilseed products            $1,997   $2,726   $6,636   $7,622
Corn products               429      542      1,417    1,633
Wheat and other milled      330      358      1,044    1,138
products
Other products and          622      654      1,994    1,669
services
                            -----    -----    -----    -----
                            $3,378   $4,280   $11,091  $12,062
                            =====    =====    =====    =====

Net sales and other operating income decreased 21 percent to $3.4 billion for the quarter and decreased 8 percent for the nine months to $ 11.1 billion due principally to decreases in average selling prices of 13 percent and 10 percent, respectively. Sales of oilseed products decreased 27 percent to $2 billion for the quarter and decreased 13 percent to $6.6 billion for the nine months due primarily to lower average selling prices reflecting the lower cost of raw materials. Sales volumes of oilseed products also decreased for both the quarter and nine months as weak demand from Asia and Eastern Europe for both protein meals and vegetable oils as well as new industry production capacity has more than offset good domestic demand for oilseed products. For both the quarter and nine months, these decreases were partially offset by sales attributable to recently acquired operations. Sales of corn products decreased 21 percent for the quarter and 13 percent for the nine months as lower average selling prices for the Company's alcohol and amino acid products more than offset the increase in average selling price of the Company's sweetener products. Low gasoline prices have negatively affected average sales prices of fuel alcohol. Excess production capacity in the amino acid industry as well as low protein meal and corn prices have depressed selling prices of the Company's amino acid products to historically low levels. Sales volumes of both the Company's alcohol and sweetener products have also decreased for both the quarter and the nine months. Sales of wheat and other milled products decreased 8 percent for both the quarter and the nine months due principally to lower average selling prices reflecting the lower cost of raw materials. The decrease in other products and services for the quarter was due primarily to lower average selling prices for the Company's feed and cocoa products reflecting the lower cost of raw materials. For the nine months, the increase in sales of other products and services was due principally to the Company's recently acquired feed and cocoa businesses as well as increased grain merchandising and transportation revenues.
10
PAGE 11
Cost of products sold and other operating costs decreased $757 million for the quarter to $3.1 billion and decreased $853 million for the nine months to $10.1 billion due primarily to lower average raw material costs arising from an abundant world-wide supply of agricultural commodities. For both the quarter and nine months, these decreases were partially offset by increased costs related to recently acquired operations.

Gross profit decreased $146 million to $239 million for the quarter and decreased $118 million to $954 million for the nine months as lower average raw material costs were more than offset by lower average selling prices. These decreases were partially offset by gross profit attributable to recently acquired operations and to increased grain merchandising and transportation margins.

Selling, general and administrative expenses decreased $54 million for the quarter to $174 million due principally to decreased legal and litigation related costs. For the nine months, selling, general and administrative expenses increased $23 million to $523 million due primarily to $76 million of expenses attributable to recently acquired operations. This increase was partially offset by a decline in on-going expenses, principally legal and litigation related costs.

Other expense decreased $3 million to $47 million for the quarter as increased equity in earnings of unconsolidated affiliates more than offset lower investment income, due to decreased invested funds, and higher interest expense, due to increased borrowing levels. For the nine months, other expense increased $8 million to $65 million due primarily to increased interest expense due to higher average borrowing levels and to decreased equity in earnings of unconsolidated affiliates due primarily to lowered valuations of the Company's private equity fund investments. Partially offsetting this increased expense for the nine months were gains on marketable securities transactions.

The decrease in income taxes for the quarter and nine months resulted primarily from lower pretax earnings. The Company's effective income tax rate for the quarter and nine months was 35 percent compared to an effective rate of 34 percent for the comparable periods of a year ago.

During the second quarter of the fiscal year, the Company incurred an extraordinary charge, net of tax, of $15 million resulting from the repurchase of a portion of its 7 percent debentures due May 2011.

Liquidity and Capital Resources

At March 31, 1999, the Company continued to show substantial liquidity with working capital of approximately $1.8 billion. Capital resources remained strong as reflected in the Company's net worth of $6.3 billion. The Company's ratio of long-term debt to total capital at March 31, 1999 was approximately 29%. Subsequent to March 31, 1999, the Company issued $300 million of 6 5/8% Debentures due in 2029.

As described in Note 6 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose 11 PAGE 12 corn syrup. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also described in Note 6 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, and securities, and certain state actions filed by indirect purchasers of lysine.

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

Risks and Contingency Plans

Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company may be a potential risk based on their
12
PAGE 13

individual year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying and reviewing the year 2000 preparedness of critical third parties. This identification and review process is expected to be completed by the third quarter of 1999.

Pending the results of that review, the Company will then determine what course of action and contingencies may need to be made.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       March 31, 1999.


13
PAGE 14

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at two of the Company's processing facilities in Illinois. The Company and Illinois EPA executed settlement agreements with respect to both of these proceedings. One of the settlements has now been concluded and the Company paid a penalty of $75,000. The other agreement is currently before the Illinois Pollution Control Board for approval. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to one of the Company's production facilities located in Illinois. Also in 1998, the Company voluntarily reported to the Illinois EPA certain permit exceedances relating to another Illinois production facility operated by the Company. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

     The United States Environmental Protection Agency ("USEPA") filed a civil administrative action in September 1998 seeking a $240 thousand civil penalty for violations of
     Section 16(a) of the Toxic Substances Control Act, 15 U.S.C. 2601, et seq. ("TSCA"), which requires persons who annually manufacture or import certain chemicals for commercial purposes to file reports with USEPA every four years. USEPA alleged that the Company's reports were not timely filed. ADM and USEPA reached a settlement requiring the appropriate reports to be filed. That settlement has now been concluded without any penalty being imposed, and the reports have been filed.

     The Company is involved in approximately 30 administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the
     environment.   In all of these matters, there are  numerous
     PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

     LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES
     14
     PAGE 15
     The Company and certain of its current and former officers and directors are currently defendants in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company and the individual defendants named in these actions intend to vigorously defend the actions unless they can be settled on terms deemed acceptable to the parties. The Company has paid and intends to continue to pay the legal expenses of its current and former officers and directors and to indemnify these persons with respect to these actions in accordance with Article X of the Bylaws of the Company.

     GOVERNMENTAL INVESTIGATIONS

     Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United State fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand jury in the Northern District of Illinois (lysine) has been closed.

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Mexican Federal Competition Commission as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries. 15
     PAGE 16
     HIGH FRUCTOSE CORN SYRUP ACTIONS

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This
     16
     PAGE 17
     action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.

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

     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-one putative class action antitrust suits involving the sale of lysine. Except for the action specifically described below, all such suits have been settled, dismissed or withdrawn.

     STATE ACTIONS. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs.
     17
     PAGE 18
     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the action specifically described below, all such suits have been settled or dismissed.

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

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed 18 PAGE 19 in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, Plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys
     19
     PAGE 20
     fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995, Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings. On October 29, 1998, the Company executed a Settlement Agreement with counsel for the plaintiff class in which, 20

     PAGE 21
     among other things, the Company agreed to pay $69,600 to the plaintiff class. On March 15, 1999, plaintiffs moved the court for preliminary approval of the settlement.

     SHAREHOLDER DERIVATIVE ACTIONS

     Following the public announcement of the grand jury investigations in June 1995 discussed above, three shareholder derivative suits were filed against certain of the Company's then current directors and executive officers and nominally against the Company in the United States District Court for the Northern District of Illinois and fourteen similar shareholder derivative suits were filed in the Delaware Court of Chancery. The derivative suits filed in federal court in Illinois were consolidated under the name Felzen, et al. v. Andreas, et al., Civil Action No. 95-C-4006, 95-C-4535, and a consolidated amended derivative complaint was filed on September 29, 1995. This complaint names all then current directors of the Company (except Mr.
     Coan) and one former director as defendants and names the Company as a nominal defendant. It alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement, based on the antitrust allegations described above, as well as other alleged wrongdoing. On October 31, 1995, the Court granted the defendants' motion to transfer the Illinois consolidated derivative action to the Central District of Illinois, wherein it now bears the case number 95-2279. On April 26, 1996, the court dismissed the suit without prejudice and permitted the plaintiffs twenty-one days to refile it. The plaintiffs refiled the complaint on May 17, 1996. The defendants again moved to dismiss the complaint on June 1, 1996. Plaintiffs have supplemented the complaint to include the antitrust settlements and guilty plea described above. The fourteen shareholder derivative suits filed in the Delaware Court of Chancery have been consolidated as In Re Archer Daniels Midland Derivative Litigation, Consolidated No. 14403. An amended and consolidated complaint was filed on November
     19, 1996. ADM moved to dismiss the complaint on December
     12, 1996. On May 29, 1997, the Company executed a
     Memorandum of Understanding with counsel for both the Illinois and Delaware shareholder derivative plaintiffs. This Memorandum of Understanding provides for, among other things, $8 million to be paid by or on behalf of certain defendants in these actions to the Company and certain changes in the structure and policies of the Company's
     Board of Directors. On May 30, 1997, the United States District Court for the Central District of Illinois preliminarily approved this settlement and on July 7, 1997, final approval was granted. Certain entities appealed the final settlement approval order to the United States Court of Appeals for the Seventh Circuit. On January 21, 1998 the Court of Appeals dismissed the appeal. On January 20, 1999, the judgement of the Court of Appeals was affirmed by an equally divided United States Supreme Court. On February
     17, 1999, the Delaware court dismissed the case.

     OTHER

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the unaudited consolidated financial statements and management's discussion of
     21
     PAGE 22
     operations and financial condition. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.


22
PAGE 23
Item 6. Exhibits and Reports on Form 8-K

        a)                 Exhibits

          (3)(i) Articles of Incorporation

                  Composite Certificate of Incorporation filed on November 7, 1986 as Exhibit 3(a) to Post Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 33-6721, is incorporated herein by reference.

          (3)(ii)                           Bylaws, as Amended
and Restated

          (27)   Financial Data Schedules

         b)                 A Form 8-K was not filed during the
  quarter ended March 31,
           1999.

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



Dated:   May 14, 1999


23