Form 10-K
period 1999-06-30
ARCHER DANIELS MIDLAND CO
filed 1999-09-22
CIK 7084

26

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No  ____
1
PAGE 2
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$7.3 billion
(Based on the closing price of the New York Stock Exchange on August 23, 1999)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, no par value-580,565,821 shares
                    (August 31, 1999)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended
June 30, 1999 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended June
30, 1999 are incorporated by reference into Part III.
2
PAGE 3
PART I

Item 1. BUSINESS

        (a)    General Development of Business

              Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels
           Linseed Co. founded in 1902.

              During the last five years, the Company has experienced significant growth, spending approximately $4.6 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. However, during this period, the Company has disposed of its Supreme Sugar subsidiary and its British Arkady bakery ingredient business. In addition, the Company has contributed malting operations, formula feed operations, rice milling operations, Mexican wheat flour mills and masa corn flour operations to various unconsolidated joint ventures.

        (b)    Financial Information About Industry Segments

              The Company is in one business segment-- procuring, transporting, storing, processing and merchandising agricultural commodities and products.

        (c)    Narrative Description of Business

                                        (i)Principal products
               produced and principal markets for and methods of distribution of such products:

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

               Production processes of all commodities are
               capital intensive and similar in nature. These processes involve grinding, crushing or milling with further value added through extraction, refining and fermenting. Generally, each commodity can be processed by any of these methods to generate additional value-added products.
3
PAGE 4
Item 1. BUSINESS-Continued

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

                                           Oilseed meals supply
               more than one-half of the high protein
               ingredients used in the manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein (TVP), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and soy protein meat substitutes (Harvest Burgers and Harvest Burgers for Recipes). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products, including soy-derived isoflavones. The Company produces cottonseed flour which is sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.
4
PAGE 5
Item 1. BUSINESS-Continued

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

                                           The Company produces
               bakery products and mixes which are sold to the
               baking industry.
5
PAGE 6
Item 1. BUSINESS--Continued

                                           The Company produces
               spaghetti, noodles, macaroni, and other consumer food products. The Company also produces lettuce, other fresh vegetables and herbs in its hydroponic greenhouse.

                                           The Company processes
               and distributes edible beans for use in many parts of the food industry.

                                           The Company raises
               fish in an aquaculture operation for distribution to consumer food customers.

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

                                           Gruma S.A. de C.V.
               (Mexico) and affiliates, of which the Company has a 22% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico and Central America. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM
6
PAGE 7
                                            and Gruma. The
               Company also has a 40% share, through a joint venture with Gruma, in seven Mexican-based wheat flour mills.

7
PAGE 8
Item 1. BUSINESS-Continued


               The Company owns a 30% non-voting equity interest in Minnesota Corn Processors (MCP). MCP operates wet corn milling plants in Minnesota and Nebraska.

               The Company formed a strategic alliance with United Grain Growers of Canada (UGG) which resulted in the Company having approximately 42% ownership of UGG. UGG, with 173 facilities located throughout Western Canada, is involved in grain merchandising, crop input marketing and distribution, livestock production services and farm business communications.

               Consolidated Nutrition, L.C., a joint venture between the Company and Ag Processing Inc., is a supplier of premium animal feeds and animal health products. The Company has a 50% ownership interest in this joint venture.

               The Company has a 45% interest in Kalama Export
               Company, a grain export elevator in Washington.

               The Company owns a 28% interest in Acatos &
               Hutchinson, a U.K. based company, that processes and markets edible oil.

               Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, operates wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia and Turkey.

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

8
PAGE 9
Item 1. BUSINESS-Continued


               International Malting Company, a joint venture between the Company and the LeSaffre Company, operates barley malting plants in the United States, Australia, Canada and France. The Company has a 40% ownership interest in this joint venture.

                                           The Company
               participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

                                           The Company is a
               limited partner in various private equity funds which invest primarily in emerging markets that have agri-processing potential.

                                           The percentage of net
               sales and other operating income by classes of products and services for the last three fiscal years were as follows:

                                             1999   1998    1997

               Oilseed products             59%    63%     64%
               Corn products                13     13      16
               Wheat and other
                  milled products           10     9       12
               Other products and services  18     15      8
                                            ----   ----    ----

                                            100%   100%    100%
                                            ====   ====    ====

               Methods of Distribution

               Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway systems of North and South America and functions as a contract carrier of commodities for its own operations as well as for other companies. The Company owns or leases approximately 2,250 river barges and 52 line-haul towboats.
9
PAGE 10
Item 1. BUSINESS-Continued

         (ii)  Status of new products

                                           The Company continues
               to expand its business through the development and production of new, value-added products. These new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company has entered the vitamin market with the production of riboflavin and vitamin E and is currently expanding production facilities to produce vitamin C. The Company continues to develop its soy protein meat substitutes, Harvest Burgers and Harvest Burgers for Recipes, its soy protein powdered non-dairy beverage, Nutribev, and its non-dairy frozen dessert, Dairylike. The Company is developing and expanding production facilities to produce soy-derived isoflavones, sterols, granular lecithin, astaxathin, distilled monoglycerides and xanthan gum. Additionally, the Company is in the early stages of development of the antioxidants beta-carotene and tocotrienols.

        (iii)  Source and availability of raw materials

                                           Substantially all of
               the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs, international trade policies, shifts in global demand created by population growth, changes in standard of living and worldwide production of similar and competitive crops.

         (iv)  Patents, trademarks and licenses

                                           The Company owns
               several valuable patents, trademarks and licenses but does not consider its business dependent upon any single or group of patents, trademarks or licenses.

          (v)  Extent to which business is seasonal

                                           Since the Company is
               so widely diversified in global agribusiness
               markets, there are no material seasonal
               fluctuations in the manufacture, sale and
               distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials: oilseeds, wheat, corn and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant
10
PAGE 11                                    throughout the year.
               The worldwide need for food is not

Item 1. BUSINESS-Continued


                                           seasonal and is ever
               expanding as is the world's population.

        (vi)  Working capital items

                                           Price variations and
               availability of grain at harvest often cause fluctuations in the Company's inventories and short-term borrowings.

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

          (x)  Competitive conditions

                                           Markets for the
               Company's products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets. However, a number of large companies compete with the Company in one or more markets. Major competitors in one or more markets include, but are not limited to, Cargill, Inc., ConAgra, Inc., Corn Products International, Inc., Eridania Beghin-Say and Tate & Lyle.

         (xi)  Research and development expenditures

                                           Practically all of
               the Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate the protein malnutrition throughout the world, utilizing the three largest United States crops: corn, soybeans and wheat.
11
PAGE 12
Item 1. BUSINESS-Continued

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

               The amounts spent during the three years ended
               June 30, 1999, 1998 and 1997 for such technical efforts were approximately $22.0 million, $17.1 million and $12.2 million, respectively.

                                      (xii)Material effects of
               capital expenditures for environmental protection

                                           During 1999, $16.2
               million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

                                           There have been no
               material effects upon the earnings and
               competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

                                           The Company expects
               that expenditures for environmental facilities and programs will continue at approximately the present rate with no unusual amounts anticipated for the next two years.
12
PAGE 13
Item 1. BUSINESS-Continued

        (xiii) Number of employees

                                           The number of persons
               employed by the Company was 23,603 at June 30, 1999.

           (d)Financial Information About Foreign and Domestic
           Operations and Export Sales

           The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 10 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 1999 and is incorporated herein by reference.

13
PAGE 14
Item 1. BUSINESS--Continued

        (e)    Executive Officers and Certain Significant
Employees

           Name                       Title                 Age

           G. Allen Andreas    Chairman of the Board of
Directors  56
                               from January 1999. Chief
Executive
                               Officer from July 1997. President
                               from July 1997 to February 1999.
                               Counsel to the Executive
Committee
                               from September 1994 to July 1997.
                               Vice President from 1988 to July
                               1997.

           Martin L. Andreas   Senior Vice President from 1989.60
                               Assistant to the Chief Executive
                               from 1989.

           Charles P. Archer   Treasurer from October 1992.  43

           Ronald S. Bandler   Assistant Treasurer from January38
                               1998. Manager of Treasury
Operations
                               from 1989 to January 1998.

           Lewis W. Batchelder Group Vice President from     54
                               July 1997. Senior Vice President
                               of ADM/Growmark. Various grain
                               merchandising positions since
1971.

           Charles T. Bayless  Executive Vice President from 64
                               July 1997. Special Assistant to
                               the Chief Executive Officer from
                               February 1999. Group Vice
President
                               from January 1993 to July 1997.

           Howard E. Buoy      Group Vice President from     73
                               January 1993.

           William H. Camp     Group Vice President and
President, 50
                               South American Oilseed Processing
                               Division from March 1999. Vice
                               President from April 1993 to
          March
                               1999.

           Mark J. Cheviron    Vice President from July 1997.50
                               Vice President of Corporate
                               Security and Administrative
                               Services since May 1997. Director
                               of Security since 1980.
14
PAGE 15
Item 1. BUSINESS-Continued

           Larry H. Cunningham Group Vice President and      55
                               President of ADM Corn Processing
                               Division from October 1996.
                               President of ADM Food Additives
                               Division from October 1998.
                               Vice President from July 1993 to
                               October 1996.

           Dennis C. Garceau   Vice President from April 1999.52
                               President of ADM Technical
Services
                               Department. Various senior
engineering
                               positions from 1969.

           Craig L. Hamlin     Group Vice President from     53
                               October 1994. President of
                               ADM Milling from 1989.

           Edward A. Harjehausen    Vice President from October49
                               1992.

           Burnell D Kraft     Senior Vice President from    68
                               July 1997. Group Vice President
                               from January 1993 to July 1997.
                               President of ADM/Growmark,
                               ADM/Countrymark and Tabor Grain
Co.

           Paul L. Krug, Jr.   Vice President from 1991 and  55
                               President of ADM Investor
                               Services.

           John E. Long        Vice President from July 1996.70
                               President of ADM Research
                               Division from 1992. Various
                               senior research positions from
                               1975.

           Claudia M. Madding  Executive Assistant to the
Chairman   48
                               and Chairman Emeritus from
          January
                               1999. Secretary to the Executive
                               Committee from September 1997.
                               Executive Assistant to the
Chairman
                              from July 1997 to January 1999.
                              Assistant Secretary from 1993.
                              Administrative Assistant to the
                              Chairman from 1984 to 1997.
15
PAGE 16
Item 1. BUSINESS-Continued

           John D. McNamara    President from February 1999. 51
                               Group Vice President and
                               President of North American
                               Oilseed Processing Division from
                               July 1997 to February 1999.
                               President of ADM Agri-Industries
                               since 1992.

           Steven R. Mills     Controller from October 1994. 44
                               Various senior treasury and
                               accounting positions from 1979.

           Stephen W. Minder   Corporate Compliance Officer from
43
                               July 1997. Various senior
internal
                               audit positions since 1990.

           Paul B. Mulhollem   Group Vice President from     50
                               July 1997. Vice President from
                               January 1996 to July 1997.
Managing
                               Director of ADM International,
Ltd.,
                               from 1993.

           Brian F. Peterson   Vice President from January 1996.
57
                               President of ADM Protein
Specialties
                               Division from February 1999.
                               President of ADM BioProducts
                               Division from 1995. Various
                               merchandising positions from
1980.

           Raymond V. Preiksaitis     Group Vice President from47
                               July 1997. Vice President -
                               Management Information Systems
                               from 1988 to July 1997.

           John G. Reed        Vice President from 1982.     69

           Richard P. Reising  Senior Vice President from July55
                               1997. Vice President, Secretary
                               and General Counsel from 1991 to
1997.

           John D. Rice        Group Vice President and
President, 45
                               North American Oilseed Processing
                               Division from February 1999.
                               Vice President from 1993 to 1999.
                               President of ADM Food Oils
                               Division since December 1996.

16
PAGE 17
Item 1. BUSINESS-Continued

           Scott A. Roberts    Assistant Secretary and Assistant
39
                               General Counsel from July 1997.
                               Member of the Law Department
                               since 1985.

           Kenneth A. Robinson Vice President from January 1996.
52
                               Vice President of ADM Processing
                               Division from 1985.

           Douglas J. Schmalz  Vice President and Chief      53
                               Financial Officer from 1986.
                               Controller from 1985 to 1994.

           David J. Smith      Vice President, Secretary and 44
                               General Counsel from July 1997.
                               Assistant General Counsel from
                               1995 to 1997. Assistant Secretary
                               from 1988 to 1997. Member of the
Law
                               Department since 1981.

           Stephen H. Yu       Vice President from January 1996.
39
                               Managing Director of ADM
                               Asia-Pacific, Ltd., from 1993.


                              Officers of the registrant are
           elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.



17
PAGE 18
Item 2. PROPERTIES

        (a)                    Processing Facilities

        The Company owns, leases, or has a 50% or greater interest in the following processing plants:

                            United   Foreign    Total
                            States

        Owned                196                          91           287
        Leased                 2                          2           4
        Joint Venture         49                          28           77
                            ____                          ____           ____
                             247                          121           368
                             ===                          ===           ===

        The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw material and demand for finished products.

        The Company operates thirty-nine domestic and sixteen foreign oilseed crushing plants with a daily processing capacity of approximately 105,000 metric tons (3.9 million bushels). The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Brazil, Canada, England, Germany, India, Mexico, the Netherlands and Poland. The Company also has an interest, through a joint venture, in an oilseed crushing plant in Bolivia.

        The Company operates four wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 41,700 metric tons (1.6 million bushels). These plants and other related properties, including corn germ extraction and corn gluten pellet plants, are located in Illinois, Iowa, New York and North Dakota. The Company also has interests, through joint ventures, in corn milling plants in Bulgaria, Hungary, Mexico, Romania, Slovakia and Turkey.

        The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, one foreign oat mill, and sixteen foreign flour mills with a total daily milling capacity of approximately 30,800 metric tons (1.1 million bushels). The Company also operates seven bakery mix and specialty ingredient plants, two pasta plants, and two starch and gluten plants. These plants and other related properties are located in California, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Nebraska,

18
PAGE 19
Item 2. PROPERTIES

        New York, North Carolina, Oklahoma, Oregon,
        Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada, England and Jamaica. The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.

        The Company operates sixteen domestic oilseed refineries in Arkansas, Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Tennessee and Texas as well as twelve foreign refineries in Brazil, Canada, Germany, India, the Netherlands and Poland. The Company also has interests, through joint ventures, in oilseed refineries in Texas, Bolivia and England. The Company produces packaged oils in California, Georgia, Illinois, Brazil and Germany and has interests, through joint ventures, in packaged oils plants in Bolivia and England. Soy protein specialty products are produced in Illinois and the Netherlands, lecithin products are produced in Arkansas, Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

        The Company produces feed and food additives at seven bioproducts plants located in Illinois, North Carolina, China and Ireland. The Company also operates thirteen domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Nebraska, Ohio, Texas and Washington. The foreign plants are located in Barbados, Belize, Canada, China, Ireland and Puerto Rico. The Company also has interests, through joint ventures, in formula feed plants in Arkansas, Colorado, Georgia, Illinois, Iowa, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Wisconsin, Canada, China, Puerto Rico and Trinidad.

        The Company operates five domestic and eleven foreign chocolate and cocoa bean processing plants. The domestic plants are located in Georgia, Massachusetts, New Jersey, North Carolina and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, France, Germany, the Netherlands, Poland and Singapore.

        The Company operates forty-nine domestic and four foreign edible bean processing facilities located in California, Colorado, Idaho, Kansas, Michigan,
        Minnesota, North Dakota, Wyoming and Canada.

        The Company operates various other food and food ingredient plants in England, France, Germany and Jamaica.

19
PAGE 20
Item 2. PROPERTIES

        Procurement Facilities

        The Company operates two hundred twenty-four domestic terminal, country, and river elevators covering the major grain producing states, including one hundred fifty-seven country elevators and sixty-six terminal and river loading facilities including four grain export elevators in Louisiana and Maryland. Elevators are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 475 million bushels.

        The Company also has interests, through joint ventures, in seven domestic grain elevators located in Minnesota and South Dakota. Domestic joint venture grain terminals and elevators have an aggregate storage capacity of approximately 5.8 million bushels.

        The Company also operates one hundred sixty-four foreign grain elevators with an aggregate storage capacity of approximately 136 million bushels, including four export facilities located in Brazil. These elevators are located in Argentina, Barbados, Brazil, Canada, Germany, Paraguay and Uruguay. The Company also has an interest, through a joint venture, in fifteen grain elevators in Bolivia with an aggregate storage capacity of approximately 6.4 million bushels.

        Six cotton gins are located in Texas and serve the cottonseed crushing plants in that area.

20
PAGE 21
Item 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed a agreement which is currently before the Illinois Pollution Control Board for approval. In June 1999, the United States Environmental Protection Agency issued a Notice of Violations involving matters covered under the pending State settlement. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to one of the Company's production facilities located in Illinois. Also in 1998, the Company voluntarily reported to the Illinois EPA certain permit exceedances relating to another Illinois production facility operated by the Company. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

     21
     PAGE 22
     GOVERNMENTAL INVESTIGATIONS

     Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand juries in the Northern Districts of Illinois (lysine) and Georgia (high fructose corn syrup) have been closed.

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Mexican Federal Competition Commission as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries. 22
     PAGE 23
     HIGH FRUCTOSE CORN SYRUP ACTIONS

     The Company, along with other companies, has been named as a defendant in thirty-one antitrust suits involving the sale of high fructose corn syrup. Thirty of these actions have been brought as putative class actions.

     FEDERAL ACTIONS.    Twenty-two of these putative class
     actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The parties are currently appealing certain discovery rulings to the United States Court of Appeals for the Seventh Circuit.

     On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned
     Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS, and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois.

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v.
     23
     PAGE 24
     Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.

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

     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-two putative class action antitrust suits involving the sale of lysine. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     CANADIAN ACTION. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The plaintiffs seek C$25,000,000 for violations of the Competition Act, C$10,000,000 in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99.
     24

     PAGE 25
     STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs.

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in eleven putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the action specifically described below, all such suits have been settled or dismissed.

     STATE ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     436. On June 25, 1999, the Alabama Supreme Court reversed the lower court's denial of defendants' motion to dismiss, and held that the Alabama antitrust laws apply only to intrastate commerce. Plaintiff subsequently filed a motion for reconsideration of this decision and that motion currently is pending before the Alabama Supreme Court.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases
     25
     PAGE 26
     comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court

     26
     PAGE 27
     costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

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

     SODIUM GLUCONATE ACTIONS

     The Company, along with other companies, has been named as a defendant in three federal antitrust class actions involving the sale of sodium gluconate. These actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, raise and maintain at artificially high levels the prices of sodium gluconate, and seek various relief, including treble damages of an unspecified
     27
     PAGE 28
     amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of sodium gluconate during periods in the 1990s. One such action was filed on December 2, 1997, in the United States District Court for the Northern District of California and is encaptioned Chemical Distribution, Inc, v. Akzo Nobel Chemicals BV, et al., No. C -97-4141 (CW). The second action was filed on December 31, 1997, in the United States District Court for the District of Massachusetts and is encaptioned Stetson Chemicals, Inc. v. Akzo Nobel Chemicals BV, 97-CV-1285 RCL. The third action, which was amended on February 12, 1998 to name the Company as a defendant, was filed in the United States District Court for the Northern District of Illinois. On April 9, 1998, the Judicial Panel on Multidistrict Litigation transferred all three sodium gluconate actions to the United States District Court for the Northern District of California for coordinated or consolidated pretrial proceedings. On October 29, 1998, the Company executed a Settlement Agreement with counsel for the plaintiff class in which, among other things, the Company agreed to pay $69,600 to the plaintiff class. On May 28, 1999, the court granted final approval of the settlement and dismissed the action.

     MONOSODIUM GLUTAMATE ACTION

     The Company, along with a least one other company, has been named as a defendant in one putative class action antitrust suit filed in California state court involving the sale of monosodium glutamate. This action alleges violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, and seeks treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of monosodium glutamate in the State of California from January 1, 1993 until July 1999. This action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Ajinomoto U.S.A., Inc., et al, Civil Action No. 304471.

     OTHER

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the consolidated financial statements and Management's Discussion of Operations and Financial Condition. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.
     28
PAGE 29
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 1999 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 1999 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1999 and is incorporated herein by reference.

Item 7A.QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 1999 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 1999 are incorporated herein by reference:

        Consolidated balance sheets--June 30, 1999 and 1998 Consolidated statements of earnings--Years ended
          June 30, 1999, 1998 and 1997
        Consolidated statements of shareholders' equity--Years
ended
          June 30, 1999, 1998 and 1997
        Consolidated statements of cash flows--Years ended
          June 30, 1999, 1998 and 1997
        Notes to consolidated financial statements--June 30,
1999
        Summary of Significant Accounting Policies
        Report of Independent Auditors
        Quarterly Financial Data (Unaudited)
29
PAGE 30
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 21,1999 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11.  EXECUTIVE COMPENSATION

        Information responsive to this Item is set forth in "Executive Compensation" and "Compensation Committee Report" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 21,1999 and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

        Information responsive to this Item is set forth in "Principal Holders of Voting Securities" and "Election of Directors" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 21,1999 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 21,1999 and is incorporated herein by reference.
PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

             (a)(1)           The following consolidated
             financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1999, are incorporated by reference in Item 8, and are also incorporated herein by reference:

             Consolidated balance sheets--June 30, 1999 and 1998

             Consolidated statements of earnings--Years ended
              June 30, 1999, 1998 and 1997

             Consolidated statements of shareholders' equity--
              Years ended June 30, 1999, 1998 and 1997
30
PAGE 31
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
`       --Continued

             Consolidated statements of cash flows--Years ended
              June 30, 1999, 1998 and 1997

                              Notes to consolidated financial
             statements--June 30, 1999

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

             (a)(3)           LIST OF EXHIBITS

                 (3)          (i)Composite Certificate of
              Incorporation, as amended.


 (ii)Bylaws filed on May 14, 1999 as Exhibit 3(ii)
              to Form
                     10Q for the quarter ended March 31, 1999,
              are
                     incorporated herein by reference.

                 (4)          Instruments defining the rights
              of security holders, including:

                 (i)Indenture dated May 1, 1982, between the re gistrant and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4(c) to Registration Statement No. 2-77368), relating to the $400,000,000 Zero
                 Coupon Debentures due May 1, 2002;

                 (ii)Indenture dated as of March 1, 1984 between the registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated August 3, 1984 (File No. 1-44)), as supplemented by the Supplemental Indenture
                 dated as of January 9, 1986, between the
                 registrant and Chemical Bank, as Trustee
                 (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated January 9, 1986 (File No. 1-44)), relating to the $100,000,000 - 10 1/4% Debentures due
                 January 15, 2006;
31
PAGE 32
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

                 (iii)Indenture dated June 1, 1986 between the registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and Chemical Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to the $300,000,000 - 8 7/8% Debentures due April
                 15, 2011,
                  the $300,000,000 - 8 3/8% Debentures due April
                 15, 2017, the $300,000,000 - 8 1/8% Debentures
                 due June 1, 2012,
                  the $250,000,000 - 6 1/4% Notes due May 15,
                 2003,
                  the $250,000,000 - 7 1/8% Debentures due March
                 1, 2013,
                  the $350,000,000 - 7 1/2% Debentures due March
                 15, 2027, the $200,000,000 - 6 3/4% Debentures
                 due December 15, 2027,
                 the $250,000,000 - 6 7/8% Debentures due December
                                  15, 2097,
                 the $196,210,000 - 5 7/8% Debentures due November
                                  15, 2010,
                 and the $300,000,000 - 6 5/8% Debentures due May
                                  1, 2029.

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

                              (10)
              Material Contracts--Copies of the Company's stock option and stock unit plans and its savings and investment plans,
              pursuant to Instruction (10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K, are incorporated herein by reference as follows:

                (i)Registration Statement No. 2-91811 on Form S-8 dated June 22, 1984 (definitive Prospectus dated July 16, 1984) relating to the Archer Daniels Midland 1982 Incentive
                                            Stock Option Plan.

                (ii)Registration Statement No. 33-49409 on Form S-
                8 dated
                March 15, 1993 relating to the Archer Daniels M
                idland
                1991 Incentive Stock Option Plan and Archer Dan
                iels
                  Midland Company Savings and Investment Plan.
 32
        PAGE 33
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K
        --Continued

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

                (vi)Registration Statement No. 333-75073 on For m S-8 dated March 26, 1999 relating to the ADM Employee Stock Ownership Plan for Salaried Employees and the ADM Employee Stock Ownership Plan for Hourly Employees.

                              (13)Portions of annual report to
              shareholders incorporated by reference

                              (21)Subsidiaries of the registra
              nt

                              (23)Consent of independent audit
              ors

                              (24)          Powers of attorney

                              (27)     Financial Data Schedule

        (b) Reports on Form 8-K


A Form 8-K was not filed during the quarter ended
           June 30, 1999.
33
PAGE 34
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 1999

                 ARCHER-DANIELS-MIDLAND COMPANY


By:  /s/ D. J. Smith
D. J. Smith
Vice President, Secretary
and General Counsel


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 22, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



     /s/ G. A. Andreas                /s/ M. B. Mulroney
     G. A. Andreas*,                  M. B. Mulroney*,
     Chief Executive and Director     Director
     (Principal Executive Officer)
                                      /s/ R. S. Strauss
     /s/D. J. Schmalz                 R. S. Strauss*,
     D. J. Schmalz                    Director
     Vice President and
     Chief Financial Officer          /s/ J. K. Vanier
     (Principal Financial Officer)    J. K. Vanier*,
                                      Director
     /s/S. R. Mills
     S. R. Mills                      /s/ O. G. Webb
     Controller                       O. G. Webb*,
     (Controller                      Director

     /s/ D. O. Andreas                /s/ A. Young
     D. O. Andreas*                   A. Young*,
     Director                         Director

     /s/ J. R. Block                  /s/ D. J. Smith
     J. R. Block*,                    Attorney-in-Fact
     Director

     /s/ R. R. Burt
     R. R. Burt*,
     Director

     /s/ Mrs. M. H. Carter
     Mrs. M. H. Carter*,
     Director

     /s/ G. O. Coan
     G. O. Coan*,
     Director

     /s/ F. R. Johnson
     F. R. Johnson*,
     Director


*Powers of Attorney authorizing R. P. Reising, D. J. Schmalz and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange
Commission.
34