Form 10-Q
period 1999-09-30
ARCHER DANIELS MIDLAND CO
filed 1999-11-12
CIK 7084

21

Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

         Common Stock, no par value - 608,360,045 shares
                       (October 29, 1999)
1
Page 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                                  1999
                                                  1998
                                          ---------------------
                                                   --
                                          (In thousands, except
                                           per share amounts)
Net sales and other operating income    $3,220,98
                                        0            $3,801,4
                                                     21
Cost of products sold and other
operating      costs                    2,948,660
                                                     3,507,78
                                                     5
                                        _________
                                                     ________
                                                     _

    Gross Profit                         272,320
                                                     293,636

Selling, general and administrative      170,735
expenses                                             166,816
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             101,585
                                                     126,820

Other income (expense)                  (46,899)
                                                     51,584
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes          54,686
                                                     178,404

Income taxes                              18,319
                                                     61,549
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $   36,3     $  116,85
                                        67           5
                                        =========    =========


Average number of shares outstanding     611,207      627,016

Basic and diluted earnings per common       $.06          $.1
share                                                9

Dividends per common share                  $.048        $
                                                     .046


See notes to consolidated financial statements.
2
PAGE 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             SEPTEMBER     JUNE 30,
                                                30,
                                               1999          1999
                                           -------------------------
                                                       --
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  716,712    $   681,378
  Marketable securities                    393,487       222,191
  Receivables                              2,103,530     1,922,163
  Inventories                              2,833,514     2,732,694
  Prepaid expenses                         256,926       231,162
                                           ___________   ___________

     Total Current Assets                  6,304,169     5,789,588


Investments and Other Assets
  Investments in and advances to           1,578,904     1,484,980
affiliates
  Long-term marketable securities          784,076       779,916
  Other assets                             422,731       408,236
                                           ___________   ___________

                                           2,785,711     2,673,132

Property, Plant and Equipment
  Land                                     168,791       163,607
  Buildings                                2,008,128     1,949,211
  Machinery and equipment                  8,555,983     8,384,865
  Construction in progress                 656,301       675,870
  Less allowances for depreciation         (5,799,205)   (5,606,392)

                                           ___________   ___________

                                           5,589,998     5,567,161

                                           ___________   ___________

                                           $14,679,878   $14,029,881
                                           ===========   ===========

See notes to consolidated financial statements.
3
PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             SEPTEMBER    JUNE 30,
                                                30,
                                               1999         1999
                                           ------------------------
                                                      --
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,513,208   $1,241,369
  Accounts payable                         2,333,822    2,004,396
  Accrued expenses                         606,876      567,593
  Current maturities of long-term debt     27,730       26,907
                                           __________   __________

     Total Current Liabilities             4,481,636    3,840,265

Long-term Debt                             3,199,868    3,191,883

Deferred Credits
  Income taxes                             619,613      619,752
  Other                                    138,927      137,341
                                           __________   __________

                                           758,540      757,093

Shareholders' Equity
  Common stock                             5,043,241    5,081,320
  Reinvested earnings                      1,426,141    1,419,321
  Accumulated other comprehensive income   (229,548)    (260,001)
                                           __________   __________

                                           6,239,834    6,240,640
                                           __________   __________

                                           $14,679,878  $14,029,881
                                           ==========   ==========

See notes to consolidated financial statements.
4
PAGE 5
              ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                1999                 1998
                                                -------------------------
                                                     (In thousands)
Operating Activities
 Net earnings                                  $    36,367     $ 116,855
 Adjustments to reconcile to net cash
provided
  by operations
       Depreciation and amortization              148,581         139,347
       Deferred income taxes                      3,132           3,137
       Amortization of long-term debt discount    10,261          9,011
         (Gain) loss on marketable securities
          transactions                              (5,992)         (99,702)
       Other                                      34,772          62,663
       Changes in operating assets and
liabilities
          Receivables                               (174,695)       (91,482)
          Inventories                               (75,275)        (76,793)
          Prepaid expenses                          (25,242)        7,288
          Accounts payable and accrued expenses     342,981         381,203
                                              ________        ________

             Total Operating Activities             294,890         451,527

Investing Activities
 Purchases of property, plant and equipment    (148,743)       (171,517)
 Net assets of businesses acquired             104             (48,152)
 Investments in and advances to affiliates,    (89,651)        (65,311)
net
 Purchases of marketable securities            (341,544)       (219,628)
 Proceeds from sales of marketable             161,489         517,411
securities
                                              ________        ________

             Total Investing Activities             (418,345)       12,803

Financing Activities
 Long-term debt borrowings                     1,414           82,651
 Long-term debt payments                       (9,362)         (4,608)
 Net borrowings (payments) under line of
credit                                        259,659         (378,821)
  agreements
 Purchases of treasury stock                   (63,417)        (97,497)
 Cash dividends and other                      (29,505)        (28,353)
                                              ________        ________

             Total Financing Activities             158,789         (426,628)
                                              ________        ________

 Increase in Cash and Cash Equivalents         35,334          37,702
Cash and Cash Equivalents Beginning of        681,378         346,325
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  716,712      $ 384,027
                                              ========        ========

See notes to consolidated financial statements.
5
PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.


Note 2.New Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 2000, establishes standards for recognition and measurement of derivatives and hedging activities. The Company has not yet determined the financial statement impact of SFAS 133.


Note 3.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 20, 1999.


Note 4.Comprehensive Income

       Comprehensive income (net income plus other
       comprehensive income) was $67 million and $17 million
       for the quarter ended September 30, 1999 and 1998,
       respectively.
6
PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 5.   Other Income (Expense)
                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                           1999          1998
                                           __________________
                                             (In thousands)
Investment income                         $ 30,847   $ 29,137
Interest expense                          (85,439)   (80,027)
Net gain on marketable securities         5,992      99,713
transactions
Equity in earnings (losses) of affiliates (160)      3,842
Other                                     1,861      (1,081)
                                          ______     ______
                                          $(46,899)  $ 51,584
                                          ======     ======

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

The Company, along with other domestic and foreign companies, was named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid, sodium gluconate, monosodium glutamate and high fructose corn syrup. These actions and proceedings generally involve claims for unspecified compensatory damages, fines, costs, expenses and unspecified relief. The Company intends to vigorously defend these actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted and could result in the Company being subject to monetary damages, other sanctions and expenses.

The Company has made provisions of $21 million in fiscal 1999, $48 million in fiscal 1998 and $200 million in fiscal 1997 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action, the federal sodium gluconate class action, and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action settlements, certain other proceedings and the related costs and expenses associated with the litigation described above.

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

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                                    Three Months Ended
                                      September 30,
                                    1999          1998
                                      (in millions)
Oilseed products                 $1,827            $2,325
Corn products                       460            513
Wheat and other milled products     361            361
Other products and services         573            602
                                  -----            -----
                                 $3,221            $3,801
                                 ======            ======

Net sales and other operating income decreased 15 percent for the quarter to $3.2 billion due principally to a decrease in average selling prices of 18 percent. This decrease was partially offset by $49 million of sales attributable to recently acquired operations. Sales of oilseed products decreased 21 percent for the quarter to $1.8 billion due primarily to lower average selling prices reflecting the lower cost of raw materials. Sales volumes of oilseed products increased by 2 percent due to improved domestic demand for protein meals. Sales of corn products decreased 10 percent for the quarter due principally to decreases in sales volumes as excess industry production capacities of sweetener, alcohol, citric acid and amino acid products resulted in difficult market conditions. Excess production capacity in the amino acid industry as well as low protein meal and corn prices continue to depress selling prices of the Company's amino acid products. Sales of wheat and other milled products for the quarter were at the same level as a year ago as a slight increase in average selling prices offset a slight decrease in sales volumes. The decrease in sales of other products and services was due principally to decreased sales volumes of the Company's cocoa and formula feed products and to lower average selling prices of cocoa products. These decreases were partially offset by increased grain merchandising and transportation revenues.

Cost of products sold and other operating costs decreased $559 million to $2.9 billion due primarily to lower average raw material costs arising from an abundant world-wide supply of agricultural commodities.

Gross profit decreased $21 million to $272 million for the quarter due principally to selling price declines exceeding declines in lower average raw material costs. These decreases were partially offset by gross profit attributable to increased grain merchandising and transportation margins.
8
PAGE 9
Selling, general and administrative expenses increased $4 million to $170 million due primarily to $5 million of expenses attributable to recently acquired operations.

The decrease in other income for the quarter was due principally to decreased gains on marketable securities transactions.

The decrease in income taxes for the quarter resulted primarily from lower pretax earnings. The Company's effective income tax rate for the quarter was 33.5% compared to an effective rate of 34.5% for the comparable period of a year ago.

Liquidity and Capital Resources

At September 30, 1999, the Company continued to show substantial liquidity with working capital of $1.8 billion. Capital resources remained strong as reflected in the Company's net worth of $6.2 billion. The Company's ratio of long-term debt to total capital at September 30, 1999 was approximately 31%.

As described in Note 6 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company, which could result in the Company being subject to monetary damages, other sanctions and expenses. As also described in Note 6 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid, sodium gluconate, and securities, and certain state actions filed by indirect purchasers of lysine. The Company has made provisions of $21 million in fiscal 1999, $48 million in fiscal 1998 and $200 million in fiscal 1997 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action, and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action settlements, certain other proceedings and the related costs and expenses associated with the litigation described above. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

Year 2000 Issues

Readiness

The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are substantially complete with respect to required software changes, tests, and migration to the production environment.
9
PAGE 10
The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and has verified the year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical.

Cost

The total historical and anticipated remaining costs for year
2000 remediation activity are not material.

Risks and Contingency Plans

Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company may be a potential risk based on their individual year 2000 preparedness which are not within the Company's reasonable control.

The Company has built-in contingencies considering its multiplant/ multilocation environment and is finalizing its contingency plan which includes, but is not limited to, the use of alternative suppliers or service providers. The Company also plans to have centralized support staff available on and around January 1, 2000 in order to expedite and coordinate any emergencies that may arise at any Company facilities.


Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       September 30, 1999.


PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed an agreement which is currently before the Illinois Pollution Control Board for approval. In June 1999, the United States Environmental Protection Agency issued a Notice of Violations involving matters covered under the pending State settlement. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to one of the Company's production facilities located in Illinois. Also in 1998, the Company voluntarily reported to the Illinois EPA certain permit exceedances relating to another Illinois production facility operated by the Company. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In
     10
     PAGE 11
     management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

     LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

     The Company is currently a defendant in various lawsuits related to alleged anticompetitive practices by the
     Company as described in more detail below. The Company intends to vigorously defend the actions unless they can be settled on terms deemed acceptable to the parties.

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

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Mexican Federal Competition Commission as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. In September 1997, the
     11
     PAGE 12
     Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose
     12
     PAGE 13
     corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention
     with   respect  to  the  coordinated  action  pending   in
     Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.

     The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. The remaining parties are in the midst of discovery in this action.
     13
     PAGE 14
     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of
     Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchases in Quebec after June, 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in fourteen putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the action specifically described below, all such suits have been settled or dismissed.

     14
     PAGE 15
     CITRIC

     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in two actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the
     Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company , et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The other action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million , punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class in comprised of certain indirect purchasers in Quebec since July, 1991. The applicants seek C$3,115,000, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.

     STATE ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Alabama state court involving the sale of citric acid. This action alleges violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of citric acid, and seeks an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers of citric acid in the State of Alabama from July 1993 until July 1995. This action was filed on July 27, 1995 in the Circuit Court of Walker County, Alabama and is encaptioned Seven Up Bottling Co. of Jasper, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-
     436. On June 25, 1999, the Alabama Supreme Court reversed the lower court's denial of defendants' motion to dismiss, and held that the Alabama antitrust laws apply only to
     intrastate  commerce.   Plaintiff  subsequently  filed   a
     motion for reconsideration of this decision. On October 22, 1999, the Alabama Supreme Court denied plaintiff's request for reconsideration.

     15
     PAGE 16
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-
     125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This
     16
     PAGE 17
     action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

     The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes comprises certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995, Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them 17
     PAGE 18
     with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.


     MONOSODIUM GLUTAMATE ACTIONS

     The Company, along with other companies, has been named as a defendant in four putative class action antitrust suits involving the sale of monosodium glutamate and/or other flavor enhancers.

     FEDERAL ACTIONS. Three of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certaim direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during the period 1994 to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752
     (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd.
     v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ).

     STATE ACTION. The Company, along with at least one other company, also has been named as a defendant in one putative class action antitrust suit filed in California state court involving the sale of monosodium glutamate. This action alleges violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, and seeks treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of monosodium glutamate in the State of California from January 1, 1993 until July 1999. This action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and in encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471.
     18
     PAGE 19
     OTHER

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



Item 2. Changes in Securities

      In July, 1999, the Board of Directors declared a 5 percent stock dividend which was paid on September 20, 1999, to shareholders of record on August 23, 1999.

Item 6. Exhibits and Reports on Form 8-K

      a)Exhibits

        (3)(i) Articles of Incorporation

               Composite Certificate of Incorporation, as amended, filed on September 22, 1999 as Exhibit
               (3)(i) to Form 10K for the year ended June 30, 1999, is incorporated herein by reference.

        (3)(ii)Bylaws, as amended and restated, filed on May
      14, 1999 as
               Exhibit (3)(ii) to Form 10Q for the quarter ended March 31, 1999, are incorporated herein by reference.

        (27)  Financial Data Schedules

      b)A Form 8-K was not filed during the quarter ended
      September 30,
        1999.
  19
  PAGE 20
                           SIGNATURES

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



Dated:   November 12, 1999
20