Form 10-Q
period 1999-12-31
ARCHER DANIELS MIDLAND CO
filed 2000-02-11
CIK 7084

25
Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

         Common Stock, no par value - 607,167,224 shares
                       (January 31, 2000)

1
Page 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                                 1999
                                                 1998
                                        ----------------------
                                                  ---
                                         (In thousands, except
                                          per share amounts)
Net sales and other operating income    $3,420,34
                                        6            $3,911,5
                                                     39
Cost of products sold and other
operating                               3,014,073
  costs                                              3,490,20
                                                     9
                                        _________
                                                     ________
                                                     _

    Gross Profit                         406,273
                                                     421,330

Selling, general and administrative      199,476
expenses                                             182,246
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             206,797
                                                     239,084

Other expense                           (53,534)
                                                     (69,191)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes and
      Extraordinary Loss                 153,263
                                                     169,893

Income taxes                              51,343
                                                     59,459
                                        _________
                                                     ________
                                                     _

    Earnings Before Extraordinary        101,920
Loss                                                 110,434

Extraordinary loss, net of tax, on
debt                                        -
  repurchase                                         (15,324)
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $  101,9     $   95,11
                                        20           0
                                        =========    =========


Average number of shares outstanding     608,772      623,259

Basic and diluted earnings per common
share
    Before extraordinary loss              $.17           $.1
                                                     7
    Extraordinary loss on debt              -             (.0
repurchase                                           2)
                                           ____
                                                     ____

    After Extraordinary Loss               $.17           $.1
                                                     5
                                        ====         ====

Dividends per common share                 $.05          $.04
                                                     8

See notes to consolidated financial statements.
2
Page 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           SIX MONTHS ENDED
                                             DECEMBER 31,
                                                 1999
                                                 1998
                                        ----------------------
                                                  ---
                                         (In thousands, except
                                          per share amounts)
Net sales and other operating income    $6,641,32
                                        6            $7,712,9
                                                     60
Cost of products sold and other
operating                               5,962,733
  costs                                              6,997,99
                                                     4
                                        _________
                                                     ________
                                                     _

    Gross Profit                         678,593
                                                     714,966

Selling, general and administrative      370,211
expenses                                             349,062
                                        _________
                                                     ________
                                                     _

    Earnings From Operations             308,382
                                                     365,904

Other expense                           (100,433)
                                                     (17,607)
                                        _________
                                                     ________
                                                     _

    Earnings Before Income Taxes and
      Extraordinary Loss                 207,949
                                                     348,297

Income taxes                              69,662
                                                     121,008
                                        _________
                                                     ________
                                                     _

    Earnings Before Extraordinary        138,287
Loss                                                 227,289

Extraordinary loss, net of tax, on
debt                                        -
  repurchase                                         (15,324)
                                        _________
                                                     ________
                                                     _

    Net Earnings                        $  138,2     $  211,96
                                        87           5
                                        =========    =========


Average number of shares outstanding     609,990      625,141

Basic and diluted earnings per common
share
    Before extraordinary loss              $.23           $.3
                                                     6
    Extraordinary loss on debt              -             (.0
repurchase                                           2)
                                           ____
                                                     ____

    After Extraordinary Loss               $.23           $.3
                                                     4
                                        ====         ====

Dividends per common share                 $.098         $.09
                                                     4

See notes to consolidated financial statements.
3
PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                            DECEMBER 31,   JUNE 30,
                                                1999         1999
                                            ------------------------
                                            -----
                                                 (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                $  571,561    $   681,378
  Marketable securities                    420,764       222,191
  Receivables                              2,236,800     1,922,163
  Inventories                              3,066,596     2,732,694
  Prepaid expenses                         204,041       231,162
                                           ___________   ___________

     Total Current Assets                  6,499,762     5,789,588


Investments and Other Assets
  Investments in and advances to           1,733,347     1,484,980
affiliates
  Long-term marketable securities          685,814       779,916
  Other assets                             475,972       408,236
                                           ___________   ___________

                                           2,895,133     2,673,132

Property, Plant and Equipment
  Land                                     167,816       163,607
  Buildings                                2,083,288     1,949,211
  Machinery and equipment                  8,640,358     8,384,865
  Construction in progress                 520,516       675,870
  Less allowances for depreciation         (5,895,607)   (5,606,392)

                                           ___________   ___________

                                           5,516,371     5,567,161

                                           ___________   ___________

                                           $14,911,266   $14,029,881
                                           ===========   ===========

See notes to consolidated financial statements.
4
PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           DECEMBER 31,   JUNE 30,
                                               1999         1999
                                           ------------------------
                                           ----
                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                          $1,621,002   $1,241,369
  Accounts payable                         2,450,301    2,004,396
  Accrued expenses                         632,223      567,593
  Current maturities of long-term debt     30,464       26,907
                                           __________   __________

     Total Current Liabilities             4,733,990    3,840,265

Long-term Debt                             3,273,176    3,191,883

Deferred Credits
  Income taxes                             586,425      619,752
  Other                                    138,584      137,341
                                           __________   __________

                                           725,009      757,093

Shareholders' Equity
  Common stock                             5,018,320    5,081,320
  Reinvested earnings                      1,497,648    1,419,321
  Accumulated other comprehensive income   (336,877)    (260,001)
(loss)
                                           __________   __________

                                           6,179,091    6,240,640
                                           __________   __________

                                           $14,911,266  $14,029,881
                                           ==========   ==========

See notes to consolidated financial statements.
5
PAGE 6
              ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    SIX MONTHS ENDED
                                                      DECEMBER 31,
                                                          1999
                                                          1998
                                                -------------------------
                                                          -----
                                                     (In thousands)
Operating Activities
 Net earnings                                  $   138,287     $ 211,965
 Adjustments to reconcile to net cash
provided by
   operations
       Depreciation and amortization              302,677         285,517
       Deferred income taxes                      9,416           25,757
       Amortization of long-term debt discount    20,980          17,535
         (Gain) loss on marketable securities
transactions                                  (12,677)        (101,674)
       Extraordinary loss on debt repurchase      -               15,324
       Other                                      64,977          99,455
       Changes in operating assets and
liabilities
          Receivables                               (325,538)       134,012
          Inventories                               (338,151)       (448,298)
          Prepaid expenses                          27,192          (8,065)
          Accounts payable and accrued expenses     502,527         294,532
                                              ________        ________

             Total Operating Activities             389,690         526,060

Investing Activities
 Purchases of property, plant and equipment    (255,055)       (359,797)
 Net assets of businesses acquired             (6,670)         (60,316)
 Investments in and advances to affiliates,    (241,983)       (91,378)
net
 Purchases of marketable securities            (595,620)       (377,995)
 Proceeds from sales of marketable             396,943         774,179
securities
 Increase in other assets                     (50,000)        -
                                              ________        ________

             Total Investing Activities             (752,385)       (115,307)

Financing Activities
 Long-term debt borrowings                     103,548         83,020
 Long-term debt payments                       (43,874)        (65,509)
 Net borrowings (payments) under line of
credit                                        378,050         (103,848)
   agreements
 Purchases of treasury stock                   (124,911)       (137,445)
 Cash dividends and other                      (59,935)        (56,939)
                                              ________        ________

             Total Financing Activities             252,878         (280,721)
                                              ________        ________

 Increase (Decrease) in Cash and Cash          (109,817)       130,032
Equivalents
Cash and Cash Equivalents Beginning of        681,378         346,325
Period
                                              ________        ________

 Cash and Cash Equivalents End of Period       $  571,561      $ 476,357
                                              ========        ========


See notes to consolidated financial statements.
6
PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.


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


Note 4.Comprehensive Income (Loss)

       Comprehensive income (loss) was $(5) million and $171 million for the quarter ended December 31, 1999 and 1998, respectively. Comprehensive income was $61 million and $188 million for the six months ended December 31, 1999 and 1998, respectively.
7
PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 5.   Other Expense
                            Three Months Ended    Six Months Ended
                               December 31,         December 31,
                              1999       1998         1999 1998
                              (In thousands)       (In thousands)
     Investment income      $ 31,237  $ 27,274  $  62,084  $  56,411
     Interest expense       (99,519)  (84,512)  (184,958)  (164,539)
     Net gain on
     marketable             6,685     1,972     12,677     101,685
       securities
     transactions
     Equity in earnings
       (losses) of          5,634     (15,032)  5,474      (11,190)
     affiliates
     Other                  2,429     1,107     4,290      26
                            _______   _______   _______    _______

                            $(53,534  $(69,191  $(100,43   $
                            )         )         3)         (17,607)
                            =======   =======   =======    =======

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

       The Company has made provisions of $21 million in fiscal 1999, $48 million in fiscal 1998 and $200 million in fiscal 1997 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action, the federal sodium gluconate class action, and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action
8
PAGE 9

       settlements, certain other proceedings and the related costs and expenses associated with the litigation described above.

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

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                           Three Months Ended   Six Months Ended
                              December 31,        December 31,
                              1999      1998     1999      1998
                              (in millions)       (in millions)
Oilseed products           $1,873
                                     $2,314    $3,700    $4,639
Corn products                 520         475       980       988
Wheat and other milled        359         353       720       714
products
Other products and            668         770
services                                       1,241     1,372
                            _____
                                     _____     _____     _____

                           $3,420
                                     $3,912    $6,641    $7,713
                            =====               =====
                                     =====               =====

Net sales and other operating income decreased 13 percent to $3.4 billion for the quarter and decreased 14 percent to $6.6 billion for the six months due principally to decreases in average selling prices of 12 percent and 15 percent, respectively. Sales of oilseed products decreased 19 percent to $1.9 billion for the quarter and decreased 20 percent to $3.7 billion for the six months due primarily to lower average selling prices reflecting the lower cost of raw materials. In addition, sales volumes of oilseed products decreased for both the quarter and six months due to weak demand from Asia for both protein meals and vegetable oils. Sales of corn products increased 9 percent for the quarter due principally to an increase in sales volume of the Company's fuel alcohol as there was good demand from existing sales markets and expansion into new markets. Corn products sales for the quarter also increased due to higher average selling prices of the Company's amino acid products. Sales of corn products decreased 1 percent for the six months due principally to decreases in sales volumes of the Company's sweetener, amino acid and citric acid products as excess industry production capacities resulted in difficult market conditions. These decreases were partially offset by increased sales volumes of the Company's alcohol products and higher average selling prices of the Company's sweetener products. Sales of wheat and other milled products increased 2 percent to $359 million for the quarter and increased 1 percent to $720 million for the six months as sales attributable to recently acquired operations more than offset slight decreases
in average selling prices.   The decreases in sales of other
products and services for both the quarter and six months were due principally to decreased sales volumes of the Company's cocoa and formula feed products and to lower average selling
prices of cocoa products.   These decreases were partially
offset by increased grain merchandising revenues.
10
PAGE 11
Cost of products sold and other operating costs decreased $476 million to $3 billion for the quarter and decreased $1 billion to $6 billion for the six months due primarily to lower average raw material costs arising from an abundant world-wide supply of agricultural commodities and, to a lesser extent, lower sales volumes.

Gross profit decreased $15 million to $406 million for the quarter and decreased $36 million to $679 million for the six months due principally to selling price declines exceeding declines in lower average raw material costs and, to a lesser extent, lower volumes of products sold. These decreases were partially offset by gross profit attributable to increased grain merchandising margins.

Selling, general and administrative expenses increased $17 million for the quarter to $199 million and increased $21 million for the six months to $370 million due primarily to increased salary-related costs associated with facility closures and consolidations, increased bad debt expense and expenses attributable to recently acquired operations. These increases were partially offset by decreased advertising expenses.

Other expense decreased $16 million for the quarter to $54 million due principally to increased equity in earnings of unconsolidated affiliates resulting primarily from higher valuations of the Company's private equity funds. This increase was partially offset by increased interest expense due to higher average borrowing levels. Other expense increased $83 million for the six months to $100 million due principally to decreased gains on marketable securities transactions.

The decrease in income taxes for the quarter and six months resulted primarily from lower pretax earnings. The Company's effective income tax rate for the quarter was 33.5% compared to an effective rate of approximately 35% for the comparable periods of a year ago.

During the second quarter of fiscal 1999, the Company incurred an extraordinary charge, net of tax, of $15 million resulting from the repurchase of a portion of its outstanding 7% debentures due may 2011.

Liquidity and Capital Resources

At December 31, 1999, the Company continued to show substantial liquidity with working capital of $1.8 billion. Capital resources remained strong as reflected in the Company's net worth of $6.2 billion. The Company's ratio of long-term debt to total capital at December 31, 1999 was approximately 32%.

As described in Note 6 to the unaudited consolidated financial statements, various grand juries under the direction of the United States Department of Justice ("DOJ") have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brings to a close all DOJ investigations of the Company. In addition, related civil class actions and other proceedings have been filed against the Company which could result in the Company being subject to monetary damages, other sanctions and expenses. As also described in Note 6 to the unaudited consolidated financial statements, the Company has settled certain civil federal class action suits involving lysine, citric acid,
11
PAGE 12
sodium gluconate, and securities, and certain state actions filed by indirect purchasers of lysine. The Company has made provisions of $21 million in fiscal 1999, $48 million in fiscal 1998 and $200 million in fiscal 1997 to cover the fines, litigation settlements related to the federal lysine class action, federal securities class action, the federal citric class action, and certain state actions filed by indirect purchasers of lysine, certain actions filed by parties that opted out of the class action settlements, certain other proceedings and the related costs and expenses associated with the litigation described above. Because of the early stage of other putative class actions and proceedings, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

Year 2000 Issues

The Company satisfactorily completed its year 2000 readiness work. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its customers or suppliers. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to year 2000 exposures from its internal systems or from the activities of its suppliers and customers. Costs incurred to achieve year 2000 readiness were not material.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       December 31, 1999.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed an agreement which is currently before the Illinois Pollution Control Board for approval. However, in June 1999,the United States Environmental Protection Agency (U.S.
EPA)issued a Notice of Violations involving some of the matters covered under the pending State settlement and in January 2000 the United States Department of Justice ("DOJ") issued a Notice of Proposed Civil Enforcement Action against the Company regarding these same matters. Further, in 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also in 1998, the Company voluntarily reported to the Illinois EPA certain other permit exceedances and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances from another process at that same facility. The Company understands that all pending and threatened enforcement actions at the facility will be consolidated into two proceedings, one to be brought by the State which will subsume the settlement presently pending before the Board and another to be brought by the Department of Justice. Also in 1998, the State
12
PAGE 13
of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In January 2000 U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

GOVERNMENTAL INVESTIGATIONS

Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the DOJ, have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constitutes a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand juries in the Northern Districts of Illinois (lysine) and Georgia (high fructose corn syrup) have been closed.

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Mexican Federal Competition Commission as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the
Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the
13
PAGE 14

European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high
14
PAGE 15

fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives
(HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action. The parties are in the midst of discovery in the coordinated action.

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

CANADIAN ACTIONS.  The Company, along with other companies,  has been named as a defendant in one putative class action antitrust suit  filed  in Ontario Court (General Division)  in  which  the plaintiffs allege the defendants
15
PAGE 16

reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-
99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchases in Quebec after June, 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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

CITRIC

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in two actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company , et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30
16
PAGE 17

million, interest, costs and fees. The other action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class in comprised of certain indirect purchasers in Quebec since July, 1991. The applicants seek C$3,115,000, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.


HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup
17
PAGE 18

and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

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

18
PAGE 19

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


MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in eight putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers.

FEDERAL ACTIONS. Six of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc.
v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977
(PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). Various motions have been filed with the Judicial Panel on Multidistrict Litigation requesting that these actions be consolidated and coordinated for pretrial discovery, and argument on these motions was held on January 29, 2000.
19
PAGE 20

STATE ACTION. The Company, along with at least one other company, also has been named as a defendant in two putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and in encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236.

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


Item 4.        Submission of matters to a vote of Security
Holders:

          The Annual Meeting of Shareholders was held on October 21, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:

                 Nominee           Shares Cast
Shares
                                      For
Withheld

              D. O. Andreas       506,391,046     14,457,198
              G. O. Coan          509,452,163     11,396,081
              G. A. Andreas       507,354,809     13,493,435
              J. K. Vanier        508,947,907     11,900,337
              A. Young            509,089,375     11,758,869
              R. Burt             509,461,058     11,387,186
              O. G. Webb          509,497,556     11,350,688
              F. Ross Johnson     508,406,457     12,441,787
              R. S. Strauss       508,621,359     12,226,885
              M. B. Mulroney      507,877,002     12,971,242
              J. R. Block         509,321,281     11,526,963
              M. H. Carter        509,553,356     11,294,888
              D. J. Mimran        509,398,384     11,449,860
20
PAGE 21
          There were no abstentions or broker non-votes regarding the election of directors.

               The appointment by the Board of Directors of Ernst & Young
               LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending June 30, 2000 was ratified as follows:

                    For         514,035,168
                    Against       4,670,138
                    Abstain       2,142,938

               The Incentive Compensation Plan was approved as follows:

                    For         473,801,869
                    Against      41,414,588
                    Abstain       5,631,787

               The Stockholder's Proposal relative to cumulative voting was defeated as follows:

                    For         153,732,154
                    Against     279,422,076
                    Abstain      14,499,457
21
PAGE 22
               The Stockholder's Proposal relative to a post-meeting report was defeated as follows:

                    For          22,992,506
                    Against     415,794,287
                    Abstain       8,866,894

               The Stockholder's Proposal relative to confidential voting was defeated as follows:

                    For         205,054,406
                    Against     233,445,036
                    Abstain       9,154,245

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

        (27)  Financial Data Schedules

      b)A Form 8-K was not filed during the quarter ended
      December 31,
        1999.


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


Dated:   February 11, 2000
22