Form 10-Q
period 2000-03-31
ARCHER DANIELS MIDLAND CO
filed 2000-05-12
CIK 7084

41

Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         Common Stock, no par value - 602,161,597 shares
                        (April 28, 2000)
1
Page 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              2000          1999

                                                (In thousands,
                                                    except
                                              per share amounts)
Net sales and other operating income         $3,111,80  $3,378,12
                                             9          6
Cost of products sold and other operating    2,776,833  3,139,203
costs
                                             _________  _________
                                             _          _

     Gross Profit                            334,976    238,923

Selling, general and administrative expenses 184,850    173,753
                                             _________  _________
                                             _          _

     Earnings From Operations                150,126    65,170

Other income (expense)                       4,805      (47,244)
                                             _________  _________
                                             _          _

     Earnings Before Income Taxes            154,931    17,926

Income taxes                                 51,902     6,184
                                             _________  _________
                                             _          _

     Net Earnings                            $          $
                                             103,029    11,742


Average number of shares outstanding         606,003    619,896

Basic and diluted earnings per common share  $.17       $.02

Dividends per common share                   $.05       $.048

See notes to consolidated financial statements.
2
Page 3
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                               NINE MONTHS ENDED
                                                   MARCH 31
                                              2000          1999

                                                (In thousands,
                                                    except
                                              per share amounts)
Net sales and other operating income         $9,753,13  $11,091,0
                                             5          86
Cost of products sold and other operating    8,739,566  10,137,19
costs                                                   7
                                             _________  _________
                                             _          _

     Gross Profit                            1,013,569  953,889

Selling, general and administrative expenses 555,061    522,815
                                             _________  _________
                                             _          _

     Earnings From Operations                458,508    431,074

Other expense                                (95,628)   (64,851)
                                             _________  _________
                                             _          _

     Earnings Before Income Taxes and        362,880    366,223
Extraordinary Loss

Income taxes                                 121,564    127,192
                                             _________  _________
                                             _          _

     Earnings Before Extraordinary Loss      241,316    239,031

Extraordinary loss, net of tax, on debt      -          (15,324)
repurchase
                                             _________  _________
                                             _          _

     Net Earnings                            $          $
                                             241,316    223,707

Average number of shares outstanding         608,668    623,415

Basic and diluted earnings per common share
     Before extraordinary loss               $.40       $.38
     Extraordinary loss on debt repurchase   -          (.02)
                                             ___        ___

     After Extraordinary Loss                $.40       $.36

Dividends per common share                   $.148      $.142

See notes to consolidated financial statements.
3
Page 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                            MARCH 31,    JUNE 30,
                                               2000        1999

                                               (In thousands)
ASSETS
Current Assets
     Cash and cash equivalents             $            $
                                           494,952      681,378
     Marketable securities                 372,751      222,191
     Receivables                           2,103,485    1,922,163
     Inventories                           3,080,818    2,732,694
     Prepaid expenses                      214,164      231,162
                                           __________   __________

     Total Current Assets                  6,266,170    5,789,588

Investments and Other Assets
     Investments in and advances to        1,849,477    1,484,980
affiliates
     Long-term marketable securities       587,941      779,916
     Other assets                          481,558      408,236
                                           __________   __________

                                           2,918,976    2,673,132

Property, Plant and Equipment
     Land                                  167,111      163,607
     Buildings                             2,070,053    1,949,211
     Machinery and equipment               8,694,409    8,384,865
     Construction in progress              508,540      675,870
     Less allowances for depreciation      (5,996,561)  (5,606,392
                                                        )
                                           __________   __________

                                           5,443,552    5,567,161

                                           __________   __________

                                           $14,628,698  $14,029,88
                                                        1

See notes to consolidated financial statements.
4
PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                            MARCH 31,    JUNE 30,
                                               2000        1999

                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term debt                       $ 1,755,491  $
                                                        1,241,369
     Accounts payable                      2,052,147    2,004,396
     Accrued expenses                      730,923      567,593
     Current maturities of long-term debt  35,654       26,907
                                           __________   __________

     Total Current Liabilities             4,574,215    3,840,265

Long-term Debt                             3,270,674    3,191,883

Deferred Credits
     Income taxes                          576,639      619,752
     Other                                 140,764      137,341
                                           __________   __________

                                           717,403      757,093

Shareholders' Equity
     Common stock                          4,958,126    5,081,320
     Reinvested earnings                   1,570,315    1,419,321
     Accumulated other comprehensive       (462,035)    (260,001)
income (loss)

                                           __________   __________

                                           6,066,406    6,240,640
                                           __________   __________

                                           $14,628,698  $14,029,88
                                                        1

See notes to consolidated financial statements.
5
PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                              NINE MONTHS ENDED
                                                  MARCH 31,
                                              2000        1999
                                                (In thousands)
Operating Activities
 Net earnings                              $  241,316   $  223,707
 Adjustments to reconcile to net cash
provided by operations
     Depreciation and amortization         455,128      434,811
     Deferred income taxes                 1,304        27,149
     Amortization of long-term debt        31,955       27,182
discount
     (Gain) loss on marketable securities  (12,677)     (101,465)
transactions
     Extraordinary loss on debt repurchase -            15,324
     Other                                 29,668       130,528
     Changes in operating assets and
liabilities
      Receivables                          (210,876)    133,582
      Inventories                          (378,705)    (342,484)
      Prepaid expenses                     16,625       15,585
      Accounts payable and accrued         215,922      186,267
expenses
                                           _________    _________

          Total Operating Activities       389,660      750,186

Investing Activities
 Purchases of property, plant and          (342,552)    (552,185)
equipment
 Net assets of businesses acquired         (22,726)     (61,326)
 Investments in and advances to            (320,545)    (121,461)
affiliates, net
 Purchases of marketable securities        (873,072)    (546,089)
 Proceeds from sales of marketable         738,545      1,001,631
securities
 Increase in other assets                  (50,000)     -
                                           _________    _________

          Total Investing Activities       (870,350)    (279,430)

Financing Activities
 Long-term debt borrowings                 108,477      84,127
 Long-term debt payments                   (48,961)     (77,710)
 Net borrowings (payments) under line of   521,136      68,987
credit agreements
 Purchases of treasury stock               (196,070)    (233,998)
 Cash dividends and other                  (90,318)     (84,509)
                                           _________    _________

          Total Financing Activities       294,264      (243,103)
                                           _________    _________

 Increase (Decrease) in Cash and Cash      (186,426)    227,653
Equivalents
Cash and Cash Equivalents Beginning of     681,378      346,325
Period
                                           _________    _________

 Cash and Cash Equivalents End of Period   $  494,952   $  573,978


See notes to consolidated financial statements.
6
PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.


Note 2.  New Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 2000, establishes standards for recognition and measurement of derivatives and hedging activities. The Company is currently assessing the financial statement impact of SFAS 133.


Note 3.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 20, 1999.


Note 4.Comprehensive Income (Loss)

       Comprehensive income (loss) was $(22) million and $(169) million for the quarter ended March 31, 2000 and 1999, respectively. Comprehensive income was $39 million and $20 million for the nine months ended March 31, 2000 and 1999, respectively.

7
PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 5.Other Income (Expense)
                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                 MARCH 31,            MARCH 31,
                              2000       1999         2000 1999
                              (In thousands)       (In thousands)

     Investment income      $ 35,109  $ 26,922  $  97,193  $  83,333
     Interest expense       (94,421)  (86,230)  (279,379)  (250,769)
     Net gain  (loss) on
     marketable             -         (546)     12,677     101,139
       securities
     transactions
     Equity in earnings of  61,544    13,741    67,018     2,551
     affiliates
     Other                  2,573     (1,131)   6,863      (1,105)
                            --------  --------  --------   ---------
                            ---       ----      -----      ----
                            $         $(47,244  $          $
                            4,805     )         (95,628)   (64,851)

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

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                MARCH 31,           MARCH 31,
                             2000      1999      2000      1999
                              (in millions)       (in millions)

Oilseed products           $1,779                             $
                                     $1,997    $5,479    6,636
Corn products                 473         429
                                               1,453     1,417
Wheat and other milled        314         330
products                                       1,034     1,044
Other products and             546
services                             622       1,787     1,994

                           $3,112
                                     $3,378    $9,753    $11,091

Net sales and other operating income decreased 8 percent to $3.1 billion for the quarter and decreased 12 percent to $9.8 billion for the nine months due principally to decreases in average selling prices of 9 percent and 13 percent, respectively. Sales of oilseed products decreased 11 percent to $1.8 billion for the quarter and decreased 17 percent to $5.5 billion for the nine months due primarily to lower average selling prices reflecting the lower cost of raw materials. Sales of corn products increased 10 percent for the quarter due principally to an increase in sales volume of the Company's fuel alcohol as there was good demand from existing sales markets and expansion into new markets due to higher gasoline prices and relative ethanol pricing. Sales of corn products for the quarter also increased due to increases in sales volumes of the Company's sweetener, amino acid and citric acid products and due to higher average selling prices of amino acid products. Sales of corn products increased 3 percent for the nine months as increased sales volumes of the Company's alcohol products more than offset decreased sales volumes in the Company's amino acid and citric acid products. Sales of wheat and other milled products decreased 5 percent to $314 million for the quarter and decreased 1 percent to $1 billion for the nine months due principally to lower average selling prices reflecting the lower cost of raw materials. These decreases were partially offset by sales attributable to recently acquired operations in the United Kingdom. The decreases in sales of other products and services for both the quarter and nine months were due principally to decreased sales volumes of the Company's cocoa and formula feed products and to lower average selling prices of cocoa products. These decreases were partially offset by increased grain merchandising revenues.

Cost of products sold and other operating costs decreased $362 million to $2.8 billion for the quarter and decreased $1.4 billion to $8.7 billion for the nine months due primarily to lower average raw material costs arising from an abundant world-wide supply of agricultural commodities.
9
Page 10
Gross profit increased $96 million to $335 million for the quarter as sales prices decreased to a lesser extent than the decrease in average raw material costs. Gross profit increased $60 million to $1 billion for the nine months due primarily to gross profit attributable to increased grain merchandising and transportation margins.

Selling, general and administrative expenses increased $11 million for the quarter to $185 million due primarily to increased bad debt expense and to expenses attributable to recently acquired operations. Selling, general and administrative expenses increased $32 million for the nine months to $555 million due primarily to increased salary-related costs associated with facility closures and consolidations, increased bad debt expense and expenses attributable to recently acquired operations. For both the quarter and nine months, these increases were partially offset by decreased advertising expenses.

Other income (expense) increased $52 million for the quarter to $5 million due principally to increased equity in earnings of unconsolidated affiliates resulting primarily from higher valuations of the Company's private equity funds. Other income (expense) decreased $31 million for the nine months to $(96) million due principally to decreased gains on marketable securities transactions partially offset by the increased equity in earnings of unconsolidated affiliates.

The increase in income taxes for the quarter resulted primarily from higher pretax earnings. The decrease in income taxes for the nine months was due principally to a lower effective income tax rate. The Company's effective income tax rate for the quarter and nine months was 33.5% compared to an effective rate of 34.5% and 34.7% for the quarter and nine month periods of a year ago, respectively.

During the second quarter of fiscal 1999, the Company incurred an extraordinary charge, net of tax, of $15 million resulting from the repurchase of a portion of its outstanding 7% debentures due
May 2011.

Liquidity and Capital Resources

At March 31, 2000, the Company continued to show substantial liquidity with working capital of $1.7 billion. Capital resources remained strong as reflected in the Company's net worth of $6.1 billion. The Company's ratio of long-term debt to total capital at March 31, 2000 is approximately 33%.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       March 31, 2000.
10
Page 11
PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed a settlement agreement which is currently before the Illinois Pollution Control Board for approval. However, in June 1999,the United States Environmental Protection Agency (U.S.
     EPA) issued a Notice of Violation involving some of the matters covered under the pending State settlement and in January 2000 the United States Department of Justice ("DOJ") issued a Notice of Proposed Civil Enforcement Action against the Company regarding these same matters. Further, in 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also in 1998, the Company voluntarily reported to the Illinois EPA certain other permit exceedances and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances from another process at that same facility. The Company understands that all pending and threatened enforcement actions at the facility will be consolidated into two proceedings, one to be brought by the State which will subsume the settlement presently pending before the Board and another to be brought by the Department of Justice. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In January 2000 U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

     The Company is involved in approximately 30 administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.
     11
     Page 12
     LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

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

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities, the Mexican Federal Competition Commission and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible

     12
     Page 13
     anticompetitive practices in the lysine market in Brazil. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on
     October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with
     13
     Page 14
     the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

     The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction
     against   continued   illegal  conduct,   damages   of   an
     unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in
     the  Circuit  Court  of  Coosa  County,  Alabama,  and   is
     encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-
     Alabama  claims.   On March 27, 2000, defendants moved  for
     summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. That matter is currently pending.

     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of

     14
     Page 15
     lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June, 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

     STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the
     prices   of  lysine,  and  seeking  an  injunction  against
     continued   alleged   illegal  conduct,   damages   of   an
     unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-
     Daniels-Midland Co., et al., Civil Action No.  95-336.   On
     March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended
     his   complaint   to  add  approximately   300   individual
     plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. That motion is currently pending.

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in fourteen putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid. Except for the action specifically described below, all such suits have been settled or dismissed.

     CITRIC

     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the Superior Court of Justice, in Newmarket,
     15
     Page 16
     Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of $C24,000,000 for breach of the Competition Act, conspiracy and infliction of economic injury, plus $C10,000,000 for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July, 1991. The applicants seek C$3,115,000, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.


     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California

     16
     Page 17
     during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the
     Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.
     17
     Page 18
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS
     ACTIONS

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

     MONOSODIUM GLUTAMATE ACTIONS

     The Company, along with other companies, has been named as a defendant in eleven putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers.

     FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed 18
     Page 19
     on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514
     (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court of the District of Minnesota.

     STATE  ACTION.  The Company, along with at least one  other company, also has been named as a defendant in three putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and in encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871.

     OTHER

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the unaudited consolidated financial statements and management's discussion of operations
     19
     Page 20
     and financial condition. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.




             20
Page 21
Item 6. Exhibits and Reports on Form 8-K

      a)Exhibits

        (3)(i) Articles of Incorporation

               Composite Certificate of Incorporation, as amended, filed on September 22, 1999 as Exhibit
               (3)(i) to Form 10K for the year ended June 30, 1999, is incorporated herein by reference.

        (3)(ii)Bylaws, as amended and restated.

        (27)   Financial Data Schedules

      b)A Form 8-K was not filed during the quarter ended March
      31, 2000.


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

                                  ARCHER-DANIELS-MIDLAND COMPANY


                                  /s/ D. J. Schmalz
                                  D. J. Schmalz
                                  Vice President
                                  and Chief Financial Officer


                                  /s/ D. J. Smith
                                  D. J. Smith
                                  Vice President, Secretary and
                                  General Counsel



Dated:   May 12, 2000
21
Page 22
                         Exhibit 3 (ii)




                             BYLAWS
                                OF
                  ARCHER-DANIELS-MIDLAND COMPANY
    (Giving Effects to All Amendments through April 28, 2000)

                            ARTICLE I.
                    MEETINGS OF STOCKHOLDERS.

     Section 1.1. Annual Meeting. The annual meeting of stockholders shall be held at such date, time and place, either within or without the State of Delaware, as may be designated by resolution of the Board of Directors from time to time. At the annual meeting, directors shall be elected and such other business transacted as shall have been properly brought before the meeting.

     Section 1.2. Special Meeting. Special meetings of stockholders for any purpose or purposes may be called by the Chairman of the Board, the President, a majority of the Board of Directors, or a majority of the Executive Committee, and shall be called by the Secretary upon the request, in writing, of the stockholders owning a majority of the shares of capital stock of the Corporation issued and outstanding and entitled to vote at such meeting. A stockholder request for a special meeting shall be signed, dated and delivered to the Secretary, shall state the purpose of the proposed meeting, and shall provide the information required by Section 1.4(c) hereof. The Board of Directors or, in the absence of action by the Board of Directors, the Chairman of the Board, shall have the sole power to determine the date, time and place for any special meeting of stockholders and to set a record date for the determination of stockholders entitled to vote at such meeting pursuant to Section 1.11 hereof. Following such determination, it shall be the duty of the Secretary to cause notice to be given to the stockholders entitled to vote at such meeting, in the manner set forth in
Section 1.3 hereof, that a meeting will be held at the place, time and date and in accordance with the record date determined by the Board of Directors or the Chairman of the Board. The stockholders requesting the special meeting shall not have the power to give notice of the meeting.

     Section 1.3. Notice of Meetings. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given that shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the Certificate of Incorporation or these By-laws, the written notice of any meeting shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

     Section 1.4. Advance Notice Requirements for Stockholder Proposals. The following procedures shall govern all cases in which a stockholder seeks to propose business to be addressed at a meeting of stockholders or to nominate persons to stand for election as directors of the Corporation (a "Stockholder Proposal"). No business shall be transacted at a meeting of stockholders except in accordance with the following procedures. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Notwithstanding any language in these by-laws to the contrary, this section shall not apply to any right of holders of preferred shares of the Corporation to nominate and elect a specified number of directors in certain circumstances to the extent such procedures are set forth in the Certificate of Incorporation.

     (a)  Annual Meetings of Stockholders.
22
Page 23
          (1) A Stockholder Proposal may be brought before an annual meeting of stockholders only (i) pursuant to the Corporation's notice of meeting delivered pursuant to Section 1.3 hereof (or any supplement thereto), (ii) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or the Chairman of the Board or (iii) by any stockholder of the Corporation who was a stockholder of record of the Corporation at the time the notice provided for in this Section
1.4 is delivered to the Secretary of the Corporation, who is entitled to vote at the meeting and who complies with the notice procedures set forth in subparagraphs (2) and (3) of this paragraph (a) in this Section 1.4.

          (2) For a Stockholder Proposal to be properly brought before an annual meeting by a stockholder pursuant to clause
(iii) of paragraph (a)(1) of this Section 1.4, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and the subject of the Stockholder Proposal must otherwise be a proper matter for stockholder action as determined by the Board of Directors. The stockholder's notice shall contain, at a minimum, the information set forth in Section 1.4(c). To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not less than sixty (60) nor more than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, the stockholder's notice in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs. In no event shall the public announcement of an adjournment or postponement of an annual meeting of stockholders commence a new time period (or extend any time period) for the giving of a stockholder's notice as described above.

          (3) Notwithstanding anything in paragraph (a)(2) of this Section 1.4 to the contrary, in the event that the Stockholder Proposal relates to the nomination of candidates for director and the number of directors to be elected to the Board of Directors of the Corporation at an annual meeting is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board of Directors at least one hundred days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 1.4 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

     (b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been described in the Corporation's notice of meeting given pursuant to Section 1.3 hereof. To the extent such business includes the election of directors, a Stockholder Proposal nominating persons to stand for election as directors may be made at a special meeting of stockholders only (i) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or the Chairman of the Board, or (ii) by any stockholder of the Corporation who is a stockholder of record at the time the notice provided for in this Section 1.4(b) is delivered to the Secretary of the Corporation, who is entitled to vote at the special meeting and who gives timely notice in writing by the Secretary of the Corporation. The stockholder's notice shall contain, at a minimum, the information set forth in
Section 1.4(c). To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment or postponement of a special meeting commence a new time period (or extend any time period) for the giving of a stockholder's notice as described above.

23
Page 24

     (c) Contents of Stockholder's Notice. Any stockholder's notice required by this Section 1.4 shall set forth the following information: As to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the Stockholder Proposal is made, the stockholder's notice shall set forth (i) the name and address of such stockholder and of such beneficial owner, as they appear on the Corporation's books, (ii) the class and number of shares of capital stock of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner and (iii) a representation that such stockholder intends to appear in person or by proxy at the stockholder meeting. For any Stockholder Proposal that seeks to nominate persons to stand for election as directors of the Corporation, the stockholder's notice also shall include (i) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made,
(ii) a representation whether the stockholders or the beneficial owners, if any, intend or are part of a group which intends to
(1) deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to elect the nominee and/or (2) otherwise solicit proxies from stockholders in support of such nomination, and
(iii) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder. For any Stockholder Proposal that seeks to nominate persons to stand for election as directors of the Corporation, the stockholder's notice also shall state, as to each person whom the stockholders propose to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation and employment of the person, (iii) the written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.,
(iv) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by the person and (v) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder. The Corporation may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Corporation. For any Stockholder Proposal that seeks to propose matters to be considered at a stockholder meeting other than the nomination of persons to stand for election as directors of the Corporation, the stockholder's notice shall set forth for each item of business proposed for consideration (i) a description of the item of business, (ii) the text of the proposal or business (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the by-laws of the Corporation, the language of the proposed amendment), (iii) the reasons for conducting such business at the stockholder meeting,
(iv) and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the Stockholder Proposal is made, and (v) any other information relating to the stockholder, the beneficial owner, or the proposed business that would be required to be disclosed in a proxy statement or other filings in connection with solicitations of proxies relating to the proposed item of business pursuant to
Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder.

     (d) Only Stockholder Proposals made in accordance with the procedures set forth in this Section 1.4 shall be considered at an annual or special meeting of stockholders of the Corporation. Except as otherwise provided by law, the chair of the meeting shall have the power and duty to (i) determine whether a Stockholder Proposal was made in accordance with the procedures set forth in this Section 1.4 and (ii) if any Stockholder Proposal is not in compliance with this Section 1.4, including whether the stockholder or beneficial owner, if any, on whose behalf the Stockholder Proposal is made solicits (or is part of a group which solicits) or fails to so solicit (as the case may be) proxies in support of the Stockholder Proposal in compliance with such stockholder's representation as required by Section (c) of this Section 1.4, to declare that such Stockholder Proposal shall be disregarded.
24
Page 25
     (e) For purposes of this Section 1.4, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

     (f)  Notwithstanding the foregoing provisions of this
Section 1.4, a stockholder also shall comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section
1.4. Nothing in this Section 1.4 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

     Section 1.5. Postponement and Cancellation of Meeting. Any previously scheduled annual or special meeting of the stockholders may be postponed and any previously scheduled annual or special meeting of the stockholders called by the Chairman of the Board, the President, a majority of the Board of Directors, or a majority of the Executive Committee may be canceled by resolution of the Board of Directors upon public notice given prior to the time previously scheduled for such meeting of stockholders.

     Section 1.6 Quorum. Except as otherwise provided by law, the Certificate of Incorporation or these by-laws, at each meeting of stockholders the presence in person or by proxy of the holders of a majority in voting power of the outstanding shares of stock entitled to vote at the meeting shall be necessary and sufficient to constitute a quorum. In the absence of a quorum, the chair of the meeting may adjourn the meeting from time to time in the manner provided in Section 1.10 hereof until a quorum shall attend. Shares of the Corporation's own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of the Corporation or any subsidiary of the Corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity. The chair of the meeting shall have the power and the duty to determine whether a quorum is present at any meeting of stockholders.

     Section 1.7. Officers for Meeting of Stockholders. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in his absence by the President, or in his absence by a Vice President, or in the absence of the foregoing persons by a chair designated by the Board of Directors, or in the absence of such designation by a chair chosen at the meeting by a plurality vote. The Secretary shall act as secretary of the meeting, but in his absence the chair of the meeting may appoint any person to act as secretary of the meeting.

     Section 1.8. Conduct of Meetings. Every meeting of stockholders shall be presided over by the chair of the meeting selected pursuant to Section 1.7, hereof. The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be determined by the chair of the meeting and announced at the meeting. The Board of Directors may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chair of the meeting shall have the exclusive right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of the chair, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chair of the meeting, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) rules and procedures for maintaining order at the meeting and the safety of those present; (iii) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the chair of the meeting shall determine;
(iv) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (v) limitations on or the elimination of time allotted to questions or comments by participants. Unless and to the extent determined by the Board of Directors or the chair of the meeting, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.
25

Page 26
     Section 1.9. Voting; Proxies. Except as otherwise provided by or pursuant to the provisions of the Certificate of Incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by such stockholder which has voting power upon the matter in question. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by delivering a proxy in accordance with applicable law bearing a later date to the Secretary of the Corporation. Voting at meetings of stockholders need not be by written ballot. At all meetings of stockholders, a plurality of the votes cast shall be sufficient to elect directors. All other elections and questions shall, unless otherwise provided by the Certificate of Incorporation, these by-laws, the rules or regulations of any stock exchange applicable to the Corporation, or applicable law or pursuant to any regulation applicable to the Corporation or its securities, be decided by the affirmative vote of the holders of a majority in voting power of the shares of stock of the Corporation which are present in person or by proxy and entitled to vote thereon.

     Section 1.10. Adjournment of Meeting. Any meeting of stockholders, annual or special, may be adjourned solely by the chair of the meeting from time to time to reconvene at the same or some other time, date and place. The stockholders present at a meeting shall not have authority to adjourn the meeting.
Notice need not be given of any such adjourned meeting if the time, date and place thereof are announced at the meeting at which the adjournment is taken. If the time, date and place of the adjourned meeting are not announced at the meeting at which the adjournment is taken, then the Secretary of the Corporation shall give written notice of the time, date and place of the adjourned meeting not less than ten (10) days prior to the date of the adjourned meeting. Notice of the adjourned meeting also shall be given if the meeting is adjourned in a single adjournment to a date more than 30 days or in successive adjournments to a date more than 120 days after the original date fixed for the meeting.

     At an adjourned meeting at which a quorum is present, the stockholders may transact any business which might have been transacted at the original meeting. Once a share is represented for any purpose at a meeting, it shall be present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for the adjourned meeting. A new record date shall be set if the meeting is adjourned in a single or successive adjournments to a date more than 120 days after the original date fixed for the meeting. If after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting consistent with the new record date.

     Section 1.11  Fixing Date for Determination of Stockholders
of Record.
     In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action other than stockholder action by written consent, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date: (i) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty (60) nor less than ten (10) days before the original date of such meeting, and (ii) in the case of any other lawful action other than stockholder action by written consent, shall not be more than sixty days prior to such other action. If no record date is fixed by the Board of Directors: (i) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held, and (ii) the record date for determining stockholders for any other purpose (other than stockholder action by written consent)
26
Page 27
shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting and shall fix a new record date for the adjourned meeting if the meeting is adjourned in a single or successive adjournments to a date more than 120 days after the original date fixed for the meeting.

     Section 1.12.  Procedures for Stockholder Action by Consent.

     1.12.1 Request for Record Date. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting shall be as fixed by the Board of Directors or as otherwise established under this Section
1.12.1. Any person seeking to have the stockholders authorize or take corporate action by written consent without a meeting shall, by written notice addressed to the Secretary and delivered to the Corporation and signed by a stockholder of record, request that a record date be fixed for such purpose. The written notice shall contain at a minimum the information required in Section 1.4(c) for a Stockholder Proposal and shall state the reasons for soliciting consents for such action. The Board of Directors shall have ten (10) days following the date of receipt of the notice to determine the validity of the request, including the sufficiency of the information provided. During the ten (10) day period, the Corporation may require the stockholder of record and/or beneficial owner requesting a record date for proposed stockholder action by consent to furnish such other information as it may reasonably require to determine the validity of the request for a record date. Following the determination of the validity of the request, and no later than ten (10) days after the date on which such request is received by the Corporation, the Board of Directors may fix a record date for such purpose which shall be no more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors and shall not precede the date such resolution is adopted. If the Board of Directors fails within ten (10) days after the date the Corporation receives such notice to fix a record date for such purpose, the record date shall be the day on which the first written consent is delivered to the Corporation in the manner described in Section 1.12.3 below unless prior action by the Board of Directors is required by law, in which event the record date shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

     1.12.2 Form of Consent. Every written consent purporting to take or authorize the taking of corporate action and/or related revocations (each such written consent and related revocation is referred to in this Section 1.12 as a "Consent") shall bear the date of signature of each stockholder who signs the Consent, and no Consent shall be effective to take the corporate action referred to therein unless, within 60 days of the earliest dated Consent delivered in the manner required by this Section 1.12, Consents signed by a sufficient number of stockholders to take such action are so delivered to the Corporation.

     1.12.3 Delivery of Consent. A Consent shall be delivered to the Corporation by delivery to its registered office in the State of Delaware or to the Secretary of the Corporation at the Corporation's principal place of business. Delivery to the Corporation's registered office shall be made by hand or by certified or registered mail, return receipt requested.

     In the event of the delivery to the Corporation of a Consent, the Secretary of the Corporation shall provide for the safe-keeping of such Consent and shall promptly conduct such ministerial review of the sufficiency of the Consents and of the validity of the action to be taken by stockholder consent as the Secretary deems necessary or appropriate, including, without limitation, whether the holders of a number of shares having the requisite voting power to authorize or take the action specified in the Consent have given consent; provided, however, that if the corporate action to which the Consent relates is the removal or replacement of one or more members of the Board of Directors, the Secretary of the Corporation shall promptly designate two persons, who shall not be members of the Board of Directors, to serve as Inspectors with respect to such Consent and such Inspectors shall discharge the functions of the Secretary of the Corporation under this Section 1.12.3. If after such investigation the Secretary or the Inspectors (as the case may
be)
27
Page 28
 shall determine that the Consent is valid and that the action therein specified has been validly authorized, that fact shall forthwith be certified on the records of the Corporation kept for the purpose of recording the proceedings of meetings of stockholders, and the Consent shall be filed in such records, at which time the Consent shall become effective as stockholder action. In conducting the investigation required by this Section 1.12.3, the Secretary or the Inspectors (as the case may be) may, at the expense of the Corporation, retain special legal counsel and any other necessary or appropriate professional advisors, and such other personnel as they may deem necessary or appropriate to assist them, and shall be fully protected in relying in good faith upon the opinion of such counsel or advisors.

     No action by written consent without a meeting shall be effective until such date as the Secretary or the Inspectors (as the case may be) certify to the Corporation that the Consents delivered to the Corporation in accordance with Section 1.12.3 represent at least the minimum number of votes that would be necessary to take the action.

     Nothing contained in this Section 1.12.3 shall in any way be construed to suggest or imply that the Board of Directors or any stockholder shall not be entitled to contest the validity of any Consent or revocation thereof, whether before or after such certification by the Secretary or the Inspectors, or to take any other action (including, without limitation, the commencement, prosecution, or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation).

     Section 1.13. Inspectors of Election. The Corporation may, and shall if required by law, in advance of any meeting of stockholders, appoint one or more inspectors of election, who may be employees of the Corporation, to act at the meeting or any adjournment thereof and to make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath to execute faithfully the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector or inspectors so appointed or designated shall (i) ascertain the number of shares of capital stock of the Corporation outstanding and the voting power of each such share, (ii) determine the shares of capital stock of the Corporation represented at the meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares of capital stock of the Corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification and report shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any meeting of stockholders of the Corporation, the inspectors may consider such information as is permitted by applicable law. No person who is a candidate for an office at an election may serve as an inspector at such election.

     Section 1.14 List of Stockholders Entitled to Vote. The Secretary shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. Upon the willful neglect or refusal of the directors to produce such a list at any meeting for the election of directors, they shall be ineligible for election to any office at such meeting. Except as otherwise provided by law, the stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.
28
Page 29
                           ARTICLE II.
                       BOARD OF DIRECTORS.

     Section 2.1 Number; Qualifications. The Board of Directors shall consist of one or more members, the number thereof to be determined from time to time by resolution of the Board of Directors. Directors need not be stockholders.

     Section 2.2 Election; Resignation; Vacancies. At each annual meeting, the stockholders shall elect directors each of whom shall hold office for a term of one year or until his successor is duly elected and qualified, subject to such director's earlier death, resignation, disqualification or removal. Any director may resign at any time upon written notice to the Corporation. Such resignation need not be accepted to be effective. Unless otherwise provided by law or the Certificate of Incorporation, any newly created directorship or any vacancy occurring on the Board of Directors for any cause may be filled solely by a majority of the remaining members of the Board of Directors, although such majority is less than a quorum, or by the sole remaining director, and each director so elected shall hold office until the expiration of the term of office of the director so replaced or until the director's successor is elected and qualified. The stockholders shall not have the power to appoint directors to any newly created directorship or vacancy.

     Section 2.3 Regular Meetings. Regular meetings of the Board of Directors may be held at such places within or without the State of Delaware and at such times as the Board of Directors may from time to time determine. It shall not be necessary to give notice of regular meetings of the Board of Directors.

     Section 2.4 Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, the Executive Committee, or by three (3) or more directors. Notice of a special meeting of the Board of Directors shall be given by the person or persons calling the meeting at least twenty-four hours before the special meeting if such notice is given personally or by telephone or sent by telegram, telecopier or other electronic means. Notice of a special meeting of the Board of Directors shall be given by the person or persons calling the meeting at least three days before the special meeting if given by regular mail. No notice of a special meeting shall be necessary if the time and place of the special meeting was set by resolution at a validly convened meeting of the Board of Directors. The notice of a special meeting need not state the purpose or purposes of the meeting.

     Section 2.5 Telephonic Meetings Permitted. Members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

     Section 2.6 Quorum; Vote Required for Action. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business. Except in cases in which the certificate of incorporation, these by-laws or applicable law otherwise provides, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 2.7. Officers for Board Meetings. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in their absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chair of the meeting may appoint any person to act as secretary of the meeting.

     Section 2.8. Independent Directors And Board Structure. A majority of the Board of Directors shall be comprised of independent directors. The Chief Executive Officer should be a member of the Board of Directors. In order to ensure the greatest number of independent directors on a board of manageable size, other direct management representation should be kept to a minimum and should in no event exceed two other management directors.
29

Page 30
     The Board of Directors shall make clear to Senior Management of the Company that board membership is neither necessary to their present positions nor a prerequisite to a higher management position in the Company. Attendance of management staff at Board Meetings should be at the discretion of the Chairman of the Board but should be encouraged by the Board. The Board shall have full and direct access to members of Senior Management and should be encouraged to request reports directly to the Board by any member of Senior Management. Board members should use judgment in dealings with management so that they do not distract management from the business operations of the Company.

     Conflicts of Interest. A director's personal financial or family relationships may occasionally give rise to that director's material personal interest in a particular issue.
There will be times when a director's material personal interest in an issue will limit that director's ability to vote on that issue. The Governance Committee of the Board of Directors shall determine whether such a conflict of interest exists on a case-by-case basis, including the determination as to materiality under items (c) and (g) of this Section 7. The Governance Committee shall take appropriate steps to identify such potential conflicts and to ensure that a majority of the directors voting on an issue are both disinterested and independent with respect to that issue. A determination by the Governance Committee on any issue of independence or conflict of interest shall be final and not subject to review.

     For purposes of this Section, an "independent director" means a director who: (a) is neither a current employee nor a former member of Senior Management of the Company or an Affiliate; (b) is not employed by a provider of professional services to the Company; (c) does not have any business relationship with the Company, either personally or through a company of which the director is an officer or a controlling shareholder, that is material to the Company or to the director;
(d) does not have a close family relationship, by blood, marriage or otherwise with any member of Senior Management of the Company or one of the Company's Affiliates; (e) is not an officer of a company of which the Company's chairman or chief executive officer is also a board member; (f) is not personally receiving compensation from the Company in any capacity other than as a director; or (g) does not personally receive or is not an employee of a foundation, university, or other institution that receives grants or endowments from the Company, that are material to the Company or to either the recipient and/or the foundation, university, or institution.

     "Senior Management" includes the chief executive, chief operating, chief financial, chief legal and chief accounting officers, president, vice president(s), treasurer, secretary and the controller of the Company.

     "Affiliate" includes any person or entity which, alone or by contractual obligation, owns or has the power to vote more than twenty-five (25) percent of the equity interest in another, unless some other person or entity acting alone or with another by contractual obligation owns or has the power to vote a greater percentage of the equity interest. A subsidiary is considered an affiliate if it is at least eighty (80) percent owned by the Company and accounts for at least twenty-five (25) percent of the Company's consolidated sales or assets.

     Section 2.9 Action by Written Consent of Directors. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or such committee.

     30
Page 31

     Section 2.10 Committees. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it.

     Section 2.11. Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article II hereof.

     Section 2.12. Executive Committee. There shall be an Executive Committee to consist of such number of directors of the Board of Directors (the "Executive Committee") to consist of that number of directors as the Board of Directors may from time to time determine. The Board of Directors shall have power at any time to change the number of the Executive Committee, except that a reduction in the number of members of the Executive Committee shall not affect any currently serving member. The Board of Directors may remove any member of the Executive Committee at any time with or without cause and may fill vacancies in the Committee by election from the members of the Board of Directors.

     When the Board of Directors is not in session, the Executive Committee shall have and may exercise all the power and authority of the Board of Directors in the management and direction of the business and affairs of the Corporation, and shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it. All actions of the Executive Committee shall be reported to the Board of Directors at the meeting next succeeding such action, provided, however, that such report need not be made to the Board of Directors if prior to such meeting copies of the written minutes of the meetings of the Executive Committee at which such action has been taken shall have been mailed or delivered to all members of the Board of Directors.

                           ARTICLE III.
                            OFFICERS.

     Section 3.1 Executive Officers; Election; Qualifications; Term of Office; Resignation; Removal; Vacancies. The Board of Directors shall elect a President and Secretary, and it may, if it so determines, choose a Chairman of the Board and a Vice Chairman of the Board from among its members. The Board of Directors may also choose one or more Vice Presidents, one or more Assistant Secretaries, a Treasurer and one or more Assistant Treasurers. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his election, and until his successor is elected and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation. Such resignation need not be accepted to be effective. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the Corporation. Any number of offices may be held by the same person. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors.
31
Page 32
     Section 3.2 Powers and Duties of Executive Officers. The officers of the Corporation shall have such powers and duties in the management of the Corporation as may be prescribed in a resolution by the Board of Directors and, to the extent not so provided, as generally pertain to their respective offices, subject to the control of the Board of Directors. The Board of Directors may require any officer, agent or employee to give security for the faithful performance of his duties.

                           ARTICLE IV.
                         SHARES OF STOCK.

     Section 4.1 Certificates. Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the Corporation certifying the number of shares owned by him in the Corporation. Any of or all the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

     Section 4.2 Lost, Stolen or Destroyed Stock Certificates; Issuance of New Certificates. The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

                            ARTICLE V.
                    MISCELLANEOUS PROVISIONS.

     Section 5.1  Fiscal Year.  The fiscal year of the
Corporation shall be determined by resolution of the Board of Directors.

     Section 5.2 Seal. The corporate seal shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

     Section 5.3. Signature of Checks, etc. All checks and drafts on the bank accounts of the Corporation, and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money shall be signed by such officer or officers, or agent or agents, as shall be thereunto authorized, from time to time, by the Board of Directors or the Executive Committee.

     Section 5.4 Waiver of Notice of Meetings of Stockholders, Directors and Committees. Any written waiver of notice, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at nor the purpose of any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice.

     Section 5.5 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time.
32
Page 33
     Section 5.6 Amendment of By-laws. These by-laws may be altered, amended or repealed, and new by-laws made, by the Board of Directors, but the stockholders may make additional by-laws and may alter and repeal any by-laws whether adopted by them or otherwise.

                           ARTICLE VI.
     INDEMNIFICATION OF DIRECTORS, OFFICERS OR OTHER PERSONS.

     Section 6.1 Right to Indemnification. The Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, any person (a "Covered Person") who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he, or a person for whom he is the legal representative, is or was a director or officer of the Corporation or, while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation or of a partnership, joint venture, trust, enterprise or nonprofit entity, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including attorneys' fees) reasonably incurred by such Covered Person. Notwithstanding the preceding sentence, except as otherwise provided in Section 6.3, the Corporation shall be required to indemnify a Covered Person in connection with a proceeding (or part thereof) commenced by such Covered Person only if the commencement of such proceeding (or part thereof) by the Covered Person was authorized by the Board of Directors of the Corporation.

     Section 6.2 Prepayment of Expenses. The Corporation shall pay the expenses (including attorneys' fees) incurred by a Covered Person in defending any proceeding in advance of its final disposition, provided, however, that, to the extent required by law, such payment of expenses in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the Covered Person to repay all amounts advanced if it should be ultimately determined that the Covered Person is not entitled to be indemnified under this Article VI or otherwise.

     Section 6.3 Claims. If a claim for indemnification or advancement of expenses under this Article VI is not paid in full within thirty days after a written claim therefor by the Covered Person has been received by the Corporation, the Covered Person may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that the Covered Person is not entitled to the requested indemnification or advancement of expenses under applicable law.

     Section 6.4 Nonexclusivity of Rights. The rights conferred on any Covered Person by this Article VI shall not be exclusive of any other rights which such Covered Person may have or hereafter acquire under any statute, provision of the certificate of incorporation, these by-laws, agreement, vote of stockholders or disinterested directors or otherwise.

     Section 6.5 Other Sources. The Corporation's obligation, if any, to indemnify or to advance expenses to any Covered Person who was or is serving at its request as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust, enterprise or nonprofit entity shall be reduced by any amount such Covered Person may collect as indemnification or advancement of expenses from such other Corporation, partnership, joint venture, trust, enterprise or non-profit enterprise.

     Section 6.6  Amendment or Repeal.  Any repeal or
modification of the foregoing provisions of this Article VI shall not adversely affect any right or protection hereunder of any Covered Person in respect of any act or omission occurring prior to the time of such repeal or modification.

     Section 6.7. The rights conferred on any Covered Person by this Article VI are contract rights and shall continue as to a person who has ceased to be a director or officer and shall inure the benefit of the person's heirs, executors and administrators. 33

Page 34
     Section 6.8. Other Indemnification and Prepayment of Expenses. This Article VI shall not limit the right of the Corporation, to the extent and in the manner permitted by law, to indemnify and to advance expenses to persons other than Covered Persons when and as authorized by appropriate corporate action.

34