Form 10-K
period 2000-06-30
ARCHER DANIELS MIDLAND CO
filed 2000-09-28
CIK 7084

13

Page 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No____
1
Page 2
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Common Stock, no par value--$4.8 billion
(Based on the closing price of the New York Stock Exchange on August 28, 2000)

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

          Common Stock, no par value-601,601,595 shares
                    (August 31, 2000)

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the annual shareholders' report for the  year  ended
June 30, 2000 are incorporated by reference into Parts I, II and IV.

Portions  of the annual proxy statement for the year  ended  June
30, 2000 are incorporated by reference into Part III.

2
Page 3
PART I

Item 1. BUSINESS

        (a)    General Development of Business

               Archer Daniels Midland Company was incorporated in
           Delaware  in  1923, successor to the  Daniels  Linseed
           Co. founded in 1902.

               During the last five years, the Company has experienced significant growth, spending approximately $4.5 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. During this period, the Company has contributed malting operations, Mexican wheat flour mills and masa corn flour operations to various unconsolidated joint ventures.

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

                                            Oilseed meals  supply
               more than one-half of the high protein ingredients used in the manufacture of commercial livestock and poultry feeds. Soybean meal is further processed into soy flour and grits, used in both food and industrial products, and into value-added soy protein products. Textured vegetable protein
               (TVPr), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and soy protein meat substitutes (Harvest Burgersr and Harvest Burgersr for RecipesT). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products, including soy-derived isoflavones. The Company produces cottonseed flour which is sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.
4
Page 5
Item 1. BUSINESS-Continued

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

               Wheat and Other Milled Products

                                            Wheat  flour is  sold
               primarily to large bakeries, durum flour is sold to pasta manufacturers and bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets. The Company produces wheat starch and vital wheat gluten for the baking industry. The Company also mills milo to produce industrial flour used in the manufacturing of wall board for the building industry.

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

                                           The Company owns a 60%
               interest in Heartland Rail Corporation. Heartland's 80% owned affiliate, Iowa Interstate Railroad, operates a regional railroad in Iowa and Illinois.

                                             Alfred   C.  Toepfer
               International (Germany) and affiliates, in which the Company has a 75% interest (25% is held indirectly through the Company's 50% interest in Intrade), is one of the world's largest, most respected trading companies specializing in agricultural commodities and processed products. Toepfer has thirty-eight sales offices worldwide.

                                           Compagnie Industrielle
               et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, is a holding company with interests primarily in various international agri-businesses.

                                            Gruma  S.A.  de  C.V.
               (Mexico) and affiliates, of which the Company has a 29% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico, Central and South America. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.
6
Page 7
Item 1. BUSINESS-Continued


               The Company owns a 30% non-voting equity interest in Minnesota Corn Processors (MCP). MCP operates wet corn milling plants in Minnesota and Nebraska.

               The Company formed a strategic alliance with United Grain Growers of Canada (UGG) which resulted in the Company having approximately 42% ownership of UGG. UGG, with 159 facilities located throughout Western Canada, is involved in grain merchandising, crop input marketing and distribution, livestock production services and farm business communications.

               Consolidated Nutrition, L.C., a joint venture between the Company and Ag Processing Inc., is a supplier of premium animal feeds and animal health products. The Company has a 50% ownership interest in this joint venture.

               The  Company  has a 45% interest in Kalama  Export
               Company, a grain export elevator in Washington.

               The Company owns a 28% interest in Pura PLC, a U.K. based company, that processes and markets edible oil.

               Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, owns interest in companies that operate wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia and Turkey.

               Almidones  Mexicanos S.A. (Mexico), of  which  the
               Company has a 50% interest, operates a wet corn milling plant in Mexico.

               Golden Peanut Company, a joint venture among the Company, Cargill, Inc., Gold Kist, Inc. and Alimenta Processing Corporation, is a major supplier of peanuts to both the domestic and export markets. The Company has a 25% ownership interest in this joint venture.

               ADM-Riceland Partnership, a joint venture between the Company and Riceland Foods, Inc., is a processor of rice and rice products for institutional and consumer food customers. The Company has a 50% ownership interest in this joint venture.

               The  Company  owns  a  50%  interest  in  Sociedad
               Aceitera Oriente, S.A., a Bolivian company  is  in
               the   oilseed  crushing,  refining  and   bottling
               business.

               The Company owns a 50% interest in ADM Doysan, a Turkish company in the oilseed crushing, refining and bottling business.

7
Page 8
Item 1. BUSINESS-Continued


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

                                            The percentage of net
               sales and other operating income by classes of products and services for the last three fiscal years were as follows:

                                             2000   1999    1998

               Oilseed products             56%    59%     63%
               Corn products                15     13      13
               Wheat and other
                  milled products           11     10      9
               Other products and services  18     18      15
                                            ____   ____    ____

                                            100%   100%    100%
                                            ====   ====    ====

               Methods of Distribution

               Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company owns a large number of trucks and trailers and owns or leases large numbers of railroad tank cars and hopper cars to augment those provided by the railroads. The Company uses the inland waterway systems of North and South America and functions as a contract carrier of commodities for its own operations as well as for other companies. The Company owns or leases approximately 2,250 river barges and 53 line-haul towboats.

8
Page 9
Item 1. BUSINESS-Continued

         (ii)  Status of new products

                                            The Company continues
               to expand its business through the development and production of new, value-added products. These new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company has entered the vitamin market with the production of riboflavin and vitamin E and is currently expanding production facilities to produce vitamin C. The Company continues to develop its soy protein meat substitutes, Harvest Burgersr and Harvest Burgersr for RecipesT, its soy protein powdered non-dairy beverage, Nutribevr, and its non-dairy frozen dessert, DairylikeT. The Company is developing and expanding production facilities to produce soy-derived isoflavones, sterols, granular lecithin, astaxathin, distilled monoglycerides and xanthan gum. Additionally, the Company is in the early stages of development of the antioxidants beta-carotene and tocotrienols.

        (iii)  Source and availability of raw materials

                                            Substantially all  of
               the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs, international trade policies, shifts in global demand created by population growth, changes in standards of living and worldwide production of similar and competitive crops.

         (iv)  Patents, trademarks and licenses

                                             The   Company   owns
               several valuable patents, trademarks and licenses, but does not consider its business dependent upon any single or group of patents, trademarks or licenses.

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

9
Page 10
Item 1. BUSINESS-Continued

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

         (ix)  Business subject to renegotiation

                                            The  Company  has  no
               business   with   the   government   subject    to
               renegotiation.

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

         (xi)  Research and development expenditures

                                           Practically all of the
               Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate protein malnutrition throughout the world, utilizing the three largest United States crops: corn, soybeans and wheat.

10
Page 11
Item 1. BUSINESS-Continued

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

               The  amounts  spent during the three  years  ended
               June 30, 2000, 1999 and 1998 for such technical efforts were approximately $23.4, $22.0 million and $17.1 million, respectively.

                                       (xii)Material  effects  of
               capital expenditures for environmental protection

                                             During  2000,  $14.7
               million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

                                            There  have  been  no
               material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

                                            The  Company  expects
               that expenditures for environmental facilities and programs will continue at approximately the present rate with no unusual amounts anticipated for the next two years.
11
Page 12
Item 1. BUSINESS-Continued

        (xiii) Number of employees

                                            The number of persons
               employed by the Company was 22,753 at June 30, 2000.

           (d)Financial  Information About Foreign  and  Domestic
           Operations and Export Sales

           The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 10 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2000 and is incorporated herein by reference.


12
Page 13
Item 1. BUSINESS--Continued

        (e)    Executive Officers and Certain Significant
Employees

           Name                       Title                 Age

           G. Allen Andreas    Chairman of the Board of      57
                               Directors from January 1999.
                               Chief Executive Officer from
                               July 1997. President from July
                               1997 to February 1999. Counsel
                               to the Executive Committee from
                               September 1994 to July 1997.
                               Vice President from 1988 to July
                               1997.

           Martin L. Andreas   Senior Vice President from 1989.61
                               Assistant to the Chief
                               Executive from 1989.

           Charles P. Archer   Treasurer from October 1992.  44

           Maureen K. Ausura   Vice President from June 2000.45
                               Senior Vice President, Human
                               Resources, of Giant Eagle, Inc.
                               from 1996. Various senior
                               personnel positions with Campbell
                               Soup Company from 1984.

           Ronald S. Bandler   Assistant Treasurer from January39
                               1998. Manager of Treasury
                               Operations from 1989 to
                               January 1998.

           Lewis W. Batchelder Group Vice President from     55
                               July 1997. Senior Vice President
                               of ADM/Growmark. Various grain
                               merchandising positions since
1971.

           Howard E. Buoy      Group Vice President from     74
                               January 1993.

           William H. Camp     Group Vice President and      51
                               President, North American
                               Oilseed Processing Division
                               from April 2000. Group Vice
                               President and President, South
                               American Oilseed Processing
                               Division from March 1999 to April
                               2000. Vice President from April
                               1993 to March 1999.
13
Page 14
Item 1. BUSINESS-Continued

           Mark J. Cheviron    Vice President from July 1997.51
                               Vice President of Corporate
                               Security and Administrative
                               Services since May 1997. Director
                               of Security since 1980.

           Larry H. Cunningham Senior Vice President from    56
                               February 2000Consultant for
                               the Company from October 1999 to
                               February 2000. Group Vice
                               President and President of ADM
                               Corn Processing Division from
                               October 1996 to October 1999.
                               President of ADM Food Additives
                               Division from October 1998 to
                               October 1999. Vice President from
                               July 1993 to October 1996.

           Anthony P. Delio    Vice President from May 2000. 44
                               President of ADM Protein
                               Specialties Division from
                               October 1999. President of ADM
                               Nutraceutical Division from May
                               1999. Various senior product
                               development positions with Mars,
                               Inc from 1980.

           Dennis C. Garceau   Vice President from April 1999.53
                               President of ADM Technical
                               Services Department. Various
                               senior engineering positions from
                               1969.

           Craig L. Hamlin     Senior Vice President from June 54
                               2000. Group Vice President from
                               October 1994 to June 2000.
                               President of ADM Milling from
                               1989.

           Edward A. HarjehausenPresident of ADM Corn Processing
50
                               Division from July 2000. President
                               of ADM BioProducts and Food
                               Additives From October 1999 to
                               July 2000. Vice President from
                               October 1992.

           Burnell D Kraft     Senior Vice President from    69
                               July 1997. Group Vice President
                               from January 1993 to July 1997.
                               President of ADM/Growmark,
                               ADM/Countrymark and Tabor Grain
Co.

           Paul L. Krug, Jr.   Vice President from 1991 and  56
14                             President of ADM Investor
Page 15
                               Services.
Item 1. BUSINESS-Continued

           John E. Long        Vice President from July 1996.71
                               President of ADM Research
                               Division from 1992 to March 2000.
                               Various senior research positions
                               from 1975.

           Michael Lusk        Vice President from November 1999
51
                               Senior Vice President with
                               International Risk Management,
                               Inc. from 1989.

           Claudia M. Madding  Executive Assistant to the
Chairman   49
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

           John D. McNamara    President from February 1999. 52
                               Group Vice President and
                               President of North American
                               Oilseed Processing Division from
                               July 1997 to February 1999.
                               President of ADM Agri-Industries
                               since 1992.

           Steven R. Mills     Vice President from February 2000.
45
                               Controller from October 1994.

           Stephen W. Minder   Corporate Compliance Officer from
44
                               July 1997. Various senior internal
                               audit positions since 1990.

           Paul B. Mulhollem   Senior Vice President from October
51
                               1999. Group Vice President from
                               July 1997 to October 1999. Vice
                               President from January 1996 to
                               July 1997. Managing Director of
                               ADM International, Ltd., from
                               1993.

           Brian F. Peterson   Group Vice President and Managing
58
                               Director of ADM International,
                               Ltd., from October 1999. Vice
                               President from January 1996 to
                               October 1999. President of ADM
                               Protein Specialties Division from
                               February 1999 to October 1999.
                               President of ADM BioProducts
                               Division from 1995 to October
1999.
15
Page 16
Item 1. BUSINESS-Continued

           Raymond V. Preiksaitis     Group Vice President from48
                               July 1997. Vice President -
                               Management Information Systems
                               from 1988 to July 1997.

           John G. Reed        Vice President from 1982.     70

           Richard P. Reising  Senior Vice President from July56
                               1997. Vice President, Secretary
                               and General Counsel from 1991 to
                               1997.

           John D. Rice        Senior Vice President from    46
                               February 2000. Group Vice
                               President and President, North
                               American Oilseed Processing
                               Division from February 1999 to
                               February 2000. Vice President
                               from 1993 to 1999. President of
                               ADM Food Oils Division from
                               December
                               1996 to February 2000.

           Scott A. Roberts    Assistant Secretary and Assistant
40
                               General Counsel from July 1997.
                               Member of the Law Department
                               since 1985.

           Kenneth A. Robinson Vice President from January 1996.
53
                               Vice President of ADM Processing
                               Division from 1985.

           Douglas J. Schmalz  Vice President and Chief      54
                               Financial Officer from 1986.

           David J. Smith      Vice President, Secretary and 45
                               General Counsel from July 1997.
                               Assistant General Counsel from
                               1995 to 1997. Assistant Secretary
                               from 1988 to 1997. Member of the
                               Law Department since 1981.

           Stephen H. Yu       Vice President from January 1996.
40
                               Managing Director of ADM
                               Asia-Pacific, Ltd., from 1993.


                               Officers  of  the  registrant  are
           elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.


16
Page 17
Item 2. PROPERTIES

        PROCESSING FACILITIES

        The Company owns, leases, or has a 50% or greater interest in the following processing plants:

                           United States       Foreign
        Total

        Owned                    137              93
        230
        Leased                     2               2
        4
        Joint Venture             47              31
        78
                            186             126            312

        The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants located strategically in grain producing areas. The annual volume processed will vary depending upon availability of raw material and demand for finished products.

        The Company operates thirty-three domestic and seventeen foreign oilseed crushing plants with a daily processing capacity of approximately 90,000 metric tons (3.3 million bushels). The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Brazil, Canada, England, Germany, India, Mexico, the Netherlands and Poland. The Company also has interests, through joint ventures, in oilseed crushing plants in Bolivia and Turkey.

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

        The Company operates twenty-nine domestic wheat and durum flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, and eighteen foreign flour mills with a total daily milling capacity of approximately 31,800 metric tons (1.1 million bushels). The Company also operates seven bakery mix and specialty ingredient plants, one pasta plant, and two starch and gluten plants. These plants and other related properties are located in California, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada, England, Grenada, Jamaica, and the Netherlands Antilles. The company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.
17
Page 18
Item 2. PROPERTIES-Continued

        The Company operates fourteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Tennessee and Texas as well as thirteen foreign refineries in Brazil, Canada, Germany, India, the Netherlands and Poland. The company also has interests, through joint ventures, in oilseed refineries in Texas, Bolivia, England, and Turkey. The company produces packaged oils in California, Georgia, Illinois, Brazil and Germany and has interests, through joint ventures, in packaged oils plants in Bolivia, England, and Turkey. Soy protein specialty products are produced in Illinois and the Netherlands, lecithin products are produced in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

        The Company produces feed and food additives at seven bioproducts plants located in Illinois, North Carolina, China and Ireland. The Company also operates thirteen domestic and eleven foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Nebraska, Ohio, Texas and Washington. The foreign plants are located in Barbados, Belize, Canada, China, Grenada, Ireland, the Netherlands Antilles, and Puerto Rico. The company also has interests, through joint ventures, in formula feed plants in Arkansas, Colorado, Georgia, Illinois, Iowa, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Wisconsin, Canada, China, Puerto Rico and Trinidad.

        The Company operates four domestic and eleven foreign chocolate and cocoa bean processing plants. The domestic plants are located in Georgia, Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, France, Germany, the Netherlands, Poland and Singapore.

        The   Company  operates  various  other  food  and   food
        ingredient  plants  in  North  Dakota,  England,  France,
        Germany and Jamaica.

18
Page 19
Item 2. PROPERTIES-Continued

        PROCUREMENT FACILITIES

        The Company owns, leases, or has a 50% or greater interest in the following procurement facilities:

                            United States        Foreign
        Total

        Owned                    249          80
        329
        Leased             30                 47
        77
        Joint Venture              8                15
        23
                          287                142
        429

        The Company operates two hundred twenty-eight domestic terminal, country, and river elevators covering the major grain producing states, including one hundred fifty-six country elevators and seventy-two terminal and river loading facilities including five grain export elevators in Louisiana, Maryland, and Texas. Elevators are located in Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, Tennessee and Texas. Domestic grain terminals, elevators and processing plants have an aggregate storage capacity of approximately 491 million bushels.

        The Company also has interests, through joint ventures, in eight domestic grain elevators located in Minnesota and South Dakota. Domestic joint venture grain terminals and elevators have an aggregate storage capacity of approximately 6 million bushels.

        The Company also operates one hundred twenty-three foreign grain elevators with an aggregate storage capacity of approximately 109 million bushels, including four export facilities located in Brazil. These elevators are located in Argentina, Barbados, Brazil, Canada, Germany, Paraguay and Uraguay. The Company also has an interest, through a joint venture, in fifteen grain elevators in Bolivia with an aggregate storage capacity of approximately 6 million bushels.

        The Company operates forty-seven domestic and four foreign edible bean procurement facilities with an aggregate storage capacity of approximately 22 million bushels, located in California, Colorado, Idaho, Michigan, Minnesota, North Dakota, Wyoming and Canada.

        Four cotton gins are located in Texas and serve the cottonseed crushing plants in that area.


19
Page 20
Item 3. LEGAL PROCEEDINGS

        ENVIRONMENTAL MATTERS

        In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed a settlement agreement which is currently before the Illinois Pollution Control Board for approval. However, in June 1999, the United States Environmental Protection Agency (U.S. EPA) issued a Notice of Violation involving some of the matters covered under the pending State settlement and in January 2000 the United States Department of Justice
        ("DOJ") issued a Notice of Proposed Civil Enforcement Action against the Company regarding these same matters. Further, in 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also in 1998 and 2000, the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to the exceedances disclosed in 1998. The Company understands that all pending and threatened enforcement actions at the facility will be consolidated into two proceedings, one to be brought by the State which will subsume the settlement presently pending before the Board and another to be brought by the Department of Justice. The Company and the DOJ have agreed to a penalty of approximately $1.5 million in settlement of the federal action, and the Company has offered to settle the remaining matters with the State for approximately $1.1 million. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In January 2000 U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. In management's opinion the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

        On July 31, 2000, the federal environmental authorities in Brazil issued an Administrative Notice upon the Company requiring payment of approximately $5.6 million for the discharge of an industrial wastewater from its facility located in Rondonopolis. The Company intends to appeal this penalty.
20
Page 21
Item 3. LEGAL PROCEEDINGS-Continued

        The Company is involved in approximately 25 administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. However, in management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

21
Page 22
Item 3. LEGAL PROCEEDINGS-Continued

        In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on
        February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the
        Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company intends to appeal this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

        HIGH FRUCTOSE CORN SYRUP ACTIONS

        The Company, along with other companies, has been named as a defendant in thirty-one antitrust suits involving the sale of high fructose corn syrup in the United States. Thirty of these actions have been brought as putative class actions.
22
Page 23
Item 3. LEGAL PROCEEDINGS-Continued

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

        STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil
23
Page 24
Item 3. LEGAL PROCEEDINGS-Continued

        Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane
        v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

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

        LYSINE ACTIONS

        The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

        CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and
24
Page 25
Item 3. LEGAL PROCEEDINGS-Continued

        Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June, 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al
        v. Archer-Daniels-Midland Company, et al., Court No. 500-
        06-000089-991.

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

        CITRIC ACID ACTIONS

        The Company, along with other companies, had been named as a defendant in fourteen putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid in the United States. Except for the action specifically described below, all such suits have been settled or dismissed.


25
Page 26
Item 3. LEGAL PROCEEDINGS-Continued

        CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24,000,000 for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10,000,000 for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July, 1991. The applicants seek C$3,115,000, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.

        HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

        The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of
26
Page 27
Item 3. LEGAL PROCEEDINGS-Continued

        an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's
        v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action
27
Page 28
Item 3. LEGAL PROCEEDINGS-Continued

        antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31,
        1994.  This  action  was filed on May  7,  1996  in  the
        District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

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

28
Page 29
Item 3. LEGAL PROCEEDINGS-Continued

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

        MONOSODIUM GLUTAMATE ACTIONS

        The Company, along with other companies, has been named as a defendant in twelve putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States.

        FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the
        Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the
        United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and
29
Page 30
Item 3. LEGAL PROCEEDINGS-Continued

        is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc.
        v.  Archer-Daniels-Midland Co., et al., No.  C  00  0308
        (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court of the District of Minnesota.

        STATE  ACTION.   The Company, along with  at  least  one
        other company, also has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and in encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the court consolidated all of these cases for pretrial and trial purposes.

        OTHER

        The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition. However, because of the early stage of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the audited consolidated financial statements.

30
Page 31
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
        STOCKHOLDER MATTERS

        Information  responsive to this  Item  is  set  forth  in
        "Common Stock Market Prices and Dividends" of the  annual
        shareholders'  report for the year ended  June  30,  2000
        and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2000 and is incorporated herein by reference.

Item 7. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2000 and is incorporated herein by reference.

Item 7A.QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2000 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2000 are incorporated herein by reference:

        Consolidated balance sheets--June 30, 2000 and 1999
        Consolidated statements of earnings--Years ended
          June 30, 2000, 1999 and 1998
        Consolidated statements of shareholders' equity--Years
ended
          June 30, 2000, 1999 and 1998
        Consolidated statements of cash flows--Years ended
          June 30, 2000, 1999 and 1998
        Notes to consolidated financial statements--June 30, 2000
        Summary of Significant Accounting Policies
        Report of Independent Auditors
        Quarterly Financial Data (Unaudited)
31
Page 32
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 26, 2000 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11.  EXECUTIVE COMPENSATION

        Information responsive to this Item is set forth in "Executive Compensation" and "Compensation Committee Report" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 26, 2000 and is incorporated herein by reference.

Item 12.SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
        MANAGEMENT

        Information  responsive to this  Item  is  set  forth  in
        "Principal Holders of Voting Securities" and "Election of Directors" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 26, 2000 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on October 26, 2000 and is incorporated herein by reference.

PART IV

Item 14.EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND  REPORTS  ON
        FORM 8-K

                               (a)(1)The  following  consolidated
              financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 2000, are incorporated by reference in Item 8, and are also incorporated herein by reference:

              Consolidated balance sheets--June 30, 2000 and 1999

              Consolidated statements of earnings--Years ended
                June 30, 2000, 1999 and 1998
32
Page 33
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM
        8-K--Continued

              Consolidated statements of shareholders' equity--
                Years ended June 30, 2000, 1999 and 1998
              Consolidated statements of cash flows--Years ended
                June 30, 2000, 1999 and 1998


Notes to consolidated          financial         statements--June
             30, 2000

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

       (a)(3)                 LIST OF EXHIBITS

                (3)(i)Composite Certificate of Incorporation, as amended, filed as Exhibit (3)(i) to Form 10-K for the year ended June 30, 1999 (File No. 1-44) is incorporated herein by reference.

             (ii)Bylaws,  as amended and restated, filed  on  May
                12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000, are incorporated herein by reference.

          (4) Instruments defining the rights of security holders, including:

             (i)Indenture   dated  June  1,  1986   between   the
                registrant   and   The  Chase   Manhattan   Bank,
                formerly  known as Chemical Bank,  (as  successor
                to   Manufacturers  Hanover  Trust  Company),  as
                Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and Chemical Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No.
                3   to   Registration  Statement  No.   33-6721),
                relating to the $300,000,000 - 8 7/8% Debentures due April 15, 2011,
                the  $300,000,000 - 8 3/8% Debentures  due  April
                   15, 2017,
                the  $300,000,000 - 8 1/8% Debentures due June 1,
                 2012,
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
                December 15, 2097,
                the  $196,210,000 - 5 7/8% Debentures due November
                15, 2010,
                and  the $300,000,000 - 6 5/8% Debentures due May
                1, 2029.
33
Page 34
Item  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
ON FORM
        8-K--Continued

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

          (10) Material Contracts--Copies of the Company's stock option and stock unit plans and its savings and investment plans, pursuant to Instruction
              (10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as on exhibit pursuant to Item 14(c) of Form 10-K, are incorporated herein by reference as follows:

           (i) Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993 relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan and Archer Daniels Midland Company Savings and Investment Plan.

           (ii) Registration Statement No. 333-39605 on Form S-8 dated November 5, 1997 relating to the ADM
                Savings and Investment Plan for Salaried Employees and the ADM Savings and Investment Plan for Hourly Employees.

          (iii)    Registration Statement No. 333-51381  on  Form
                S-8  dated April 30, 1998 relating to the Archer-
                Daniels-Midland Company 1996 Stock Option Plan.

           (iv) The Archer-Daniels-Midland Company Stock Unit Plan for Nonemployee Directors (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, (File No. 1-44)).

           (v)  Registration Statement No. 333-75073 on Form S-8 dated
                March 26, 1999 relating to the ADM Employee Stock Ownership Plan for Salaried Employees and the ADM Employee Stock Ownership Plan for Hourly Employees.

           (vi) The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999 (File No. 1-44)).
34
Page 35
Item  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
ON FORM
        8-K--Continued

          (vii) Registration Statement No. 333-42612 on Form S-8 dated July 31, 2000 relating to the ADM
                401(k) Plan for Salaried Employees and the ADM 401(k) Plan for Hourly Employees, as amended by Post-Effective No. 1 to Registration Statement No. 333-42612 on Form S-8 dated August 8, 2000.



          (13)                  Portions  of  annual  report   to
              shareholders incorporated by reference

          (21)                 Subsidiaries of the registrant

          (23)                 Consent of independent auditors

          (24)                 Powers of attorney

          (27)                 Financial Data Schedule

        (b) Reports on Form 8-K


A Form 8-K was    not    filed    during   the   quarter    ended
           June 30, 2000.
35
Page 36
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2000

                 ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/ G. A. Andreas                /s/ G. O. Coan
     G. A. Andreas*,                  G. O. Coan*,
     Chief Executive and Director     Director
     (Principal Executive Officer)
                                      /s/ F. R. Johnson
     /s/D. J. Schmalz                 F. R. Johnson*,
     D. J. Schmalz                    Director
     Vice President and
     Chief Financial Officer          /s/ D. J. Mimran
     (Principal Financial Officer)    D. J. Mimran*,
                                      Director
     /s/S. R. Mills
     S. R. Mills                      /s/ M. B. Mulroney
     Vice President and Controller    M. B. Mulroney*,
     (Controller)                     Director

     /s/ D. O. Andreas                /s/ R. S. Strauss
     D. O. Andreas*                   R. S. Strauss*,
     Director                         Director

     /s/ J. R. Block                  /s/ J. K. Vanier
     J. R. Block*,                    J. K. Vanier*,
     Director                         Director

     /s/ R. R. Burt                   /s/ O. G. Webb
     R. R. Burt*,                     O. G. Webb*,
     Director                         Director

     /s/ Mrs. M. H. Carter            /s/ A. Young
     Mrs. M. H. Carter*,              A. Young*,
     Director                         Director

                                      /s/ D. J. Smith
                                      Attorney-in-Fact

*Powers  of Attorney authorizing D. J. Schmalz, S. R. Mills  and
D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.
36