Form 10-Q
period 2000-09-30
ARCHER DANIELS MIDLAND CO
filed 2000-11-14
CIK 7084

23

Page 1
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

         Common Stock, no par value - 633,223,369 shares
                       (October 31, 2000)
1
Page 2
PART I - FINANCIAL INFORMATION

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                              2000          1999

                                                (In thousands,
                                                    except
                                              per share amounts)



Net sales and other operating income         $4,634,78  $4,611,26
                                             4          6

Cost of products sold and other operating    4,350,876  4,338,946
costs
                                             _________  _________
                                             _          _

     Gross Profit                            283,908    272,320

Selling, general and administrative expenses 169,323    170,735
                                             _________  _________
                                             _          _

     Earnings From Operations                114,585    101,585

Other income (expense)                       1,604      (46,899)
                                             _________  _________
                                             _          _

     Earnings Before Income Taxes            116,189    54,686

Income taxes                                 6,760      18,319
                                             _________  _________
                                             _          _

     Net Earnings                            $          $
                                             109,429    36,367
                                             = = = = =  = = = = =
                                             =          =

Average number of shares outstanding         632,582    641,768

Basic and diluted earnings per common share  $.17       $.06

Dividends per common share                   $.048      $.046



See notes to consolidated financial statements.
2
Page 3

         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                            SEPTEMBER    JUNE 30,
                                               30,
                                               2000        2000

                                               (In thousands)
ASSETS
Current Assets
     Cash and cash equivalents             $            $
                                           523,170      477,226
     Marketable securities                 388,159      454,223
     Receivables                           2,281,250    2,139,896
     Inventories                           2,736,077    2,856,884
     Prepaid expenses                      261,242      234,138
                                           __________   __________

     Total Current Assets                  6,189,898    6,162,367

Investments and Other Assets
     Investments in and advances to        1,957,277    1,876,633
affiliates
     Long-term marketable securities       619,517      617,633
     Other assets                          495,411      489,386
                                           __________   __________

                                           3,072,205    2,983,652

Property, Plant and Equipment
     Land                                  161,424      163,722
     Buildings                             2,053,508    2,098,124
     Machinery and equipment               8,662,467    8,702,639
     Construction in progress              429,231      416,546
     Less allowances for depreciation      (6,132,027)  (6,103,950
                                                        )
                                           __________   __________

                                           5,174,603    5,277,081
                                           __________   __________

                                           $14,436,706  $14,423,10
                                                        0
                                           = = = = = =  = = = = =
                                           =            = =




See notes to consolidated financial statements.
3
PAGE 4
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                            SEPTEMBER    JUNE 30,
                                               30,
                                               2000        2000

                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term debt                       $ 1,281,778  $
                                                        1,550,571
     Accounts payable                      2,214,981    2,139,744
     Accrued expenses                      737,550      610,735
     Current maturities of long-term debt  31,485       31,895
                                           __________   __________

     Total Current Liabilities             4,265,794    4,332,945

Long-term Debt                             3,298,169    3,277,218

Deferred Credits
     Income taxes                          582,514      560,772
     Other                                 144,216      141,922
                                           __________   __________

                                           726,730      702,694

Shareholders' Equity
     Common stock                          5,238,821    5,232,597
     Reinvested earnings                   1,404,354    1,325,323
     Accumulated other comprehensive loss  (497,162)    (447,677)

                                           __________   __________

                                           6,146,013    6,110,243
                                           __________   __________

                                           $14,436,706  $14,423,10
                                                        0
                                           = = = = = =  = = = = =
                                           =            = =



See notes to consolidated financial statements.
4
PAGE 5
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                              2000        1999
                                                (In thousands)
Operating Activities
 Net earnings                              $  109,429   $  36,367
 Adjustments to reconcile to net cash
provided by operations
     Depreciation and amortization         147,431      148,581
     Deferred income taxes                 (6,558)      3,132
     Amortization of long-term debt        11,717       10,261
discount
     (Gain) loss on marketable securities  25,710       (5,992)
transactions
     Other                                 (22,465)     34,772
     Changes in operating assets and
liabilities
      Receivables                          (164,591)    (174,695)
      Inventories                          92,069       (75,275)
      Prepaid expenses                     (28,817)     (25,242)
      Accounts payable and accrued         223,168      342,981
expenses
                                           _________    _________

          Total Operating Activities       387,093      294,890

Investing Activities
 Purchases of property, plant and          (76,740)     (148,743)
equipment
 Net assets of businesses acquired         (3,129)      104
 Investments in and advances to            (36,508)     (89,651)
affiliates, net
 Purchases of marketable securities        (127,204)    (341,544)
 Proceeds from sales of marketable         204,783      161,489
securities
                                           _________    _________

          Total Investing Activities       (38,798)     (418,345)

Financing Activities
 Long-term debt borrowings                 25,000       1,414
 Long-term debt payments                   (11,580)     (9,362)
 Net borrowings (payments) under line of   (267,844)    259,659
credit agreements
 Purchases of treasury stock               (17,502)     (63,417)
 Cash dividends and other                  (30,425)     (29,505)
                                           _________    _________

          Total Financing Activities       (302,351)    158,789
                                           _________    _________

 Increase (Decrease) in Cash and Cash      45,944       35,334
Equivalents
Cash and Cash Equivalents Beginning of     477,226      681,378
Period
                                           _________    _________

 Cash and Cash Equivalents End of Period   $  523,170   $  716,712
                                           = = = = = =  = = = = = =

See notes to consolidated financial statements.
5
PAGE 6
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.


Note 2.  New Accounting Standards

       Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards Number 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. As a result of this adoption, the Company recorded in the first quarter of fiscal 2001 the cumulative effect of change in accounting principle to other comprehensive income (loss) of $(32 million), net of a $19 million tax benefit, for derivatives which hedge the variable cash flows of certain forecasted transactions. The fair value of these derivative instruments was previously classified in inventory.

       Effective July 1, 2000, the Company adopted Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". The adoption of this issue results in the Company reporting the total sales value of grain merchandised, in lieu of net margins from grain merchandised, in the "Net sales and operating income" category. The "Gross profit" category is unchanged as costs related to the grain merchandised are now reported in the "Cost of products sold and other operating costs" category. Prior year amounts have been reclassified to conform to this change.

6
PAGE 7
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 3.Inventory and Related Contracts

       To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures contracts to minimize its net position of merchandisable agricultural commodity inventories, forward cash purchase and sale contracts, and certain related value-added products. Inventories of merchandisable agricultural commodities and certain related value-added products are stated at market value. Exchange-traded futures contracts, forward cash purchase contracts and forward cash sale contracts are valued at market price as required for derivative contracts by SFAS
       133.   Changes  in  the  market value  of  inventories  of
       merchandisable agricultural commodities, certain value-added products, forward cash purchase and sale contracts and exchange-traded futures contracts are recognized in earnings immediately. Unrealized gains on forward cash purchase contracts, forward cash sale contracts and exchange-traded futures contracts are classified on the Company's balance sheet as receivables. Unrealized losses on forward cash purchase contracts, forward cash sale contracts and exchange-traded futures contracts are classified on the Company's balance sheet as accounts payable.

       In addition, the Company from time to time will hedge portions of its production requirements. The instruments used are readily marketable exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized in the statement of earnings when the finished goods produced from the hedged item are sold.

       The Company also values certain inventories using the last-in, first-out (LIFO) and first-in, first-out (FIFO) method.


Note 4.              Per Share Data

       All references to share and per share information have been adjusted for the 5 percent stock dividend paid
       September 25, 2000.


Note 5.Comprehensive Income

       Comprehensive income was $92 million and $67 million  for
       the   quarters  ended  September  30,  2000   and   1999,
       respectively.

7
PAGE 8
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

          <S
Note 6.Other Income (Expense)
                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
                                            2000       1999
                                             (In thousands)

       Investment income                  $ 36,318  $ 30,847
       Interest expense                   (101,200) (85,439)
       Net gain  (loss) on marketable     (25,710)  5,992
       securities transactions
       Equity in earnings (losses) of     85,156    (160)
       affiliates
       Other                              7,040     1,861
                                          _________ _________

                                          $   1,604 $
                                                    (46,899)
                                          = = = = = = = = = =

Note 7.Antitrust Investigation and Related Litigation

       The Company, along with other domestic and foreign companies, was named as a defendant in a number of putative class action antitrust suits and other proceedings involving the sale of lysine, citric acid, sodium gluconate, monosodium glutamate and high-fructose corn syrup. These actions and proceedings generally involve claims for unspecified compensatory damages, fines, costs, expenses and unspecified relief. The Company intends to vigorously defend these actions and proceedings unless they can be settled on terms deemed acceptable by the parties. These matters have resulted and could result in the Company being subject to monetary damages, other sanctions and expenses.

       The Company has made provisions to cover the fines, litigation settlements and costs related to certain of the aforementioned suits and proceedings. Because of the early stage of other putative class actions and proceedings, including those related to high-fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.
8
PAGE 9
         ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

                           THREE MONTHS ENDED
                              September 30,
                             2000      1999
                              (in millions)

Oilseed products           $1,682
                                     $1,827
Grain Merchandised          1,625
                                     1,442
Corn products                 519         460
Wheat and other milled        332         361
products
Other products and             477
services                             521

                           $4,635
                                     $4,611

Net sales and other operating income increased 1 percent to $4.6 billion for the quarter. Sales of oilseed products decreased 8 percent to $1.7 billion for the quarter due primarily to decreased sales volumes and, to a lesser extent, to lower average selling prices. The decrease in sales volume is principally a result of permanently closing several oilseed crushing facilities as well as indefinitely closing several other facilities. Record vegetable oil stocks continue to put downward pressure on vegetable oil selling prices. Sales of merchandised grain increased 13 percent for the quarter to $1.6 billion due principally to increased sales volumes attributable to South American operations and to newly-established Latin American merchandising offices. Lower average selling prices of grain merchandised partially offset these volume increases. Sales of corn products increased 13 percent to $519 million for the quarter due primarily to increased sales volumes and higher average selling prices of the Company's fuel alcohol arising from good demand from existing sales markets, expansion into new markets and to higher gasoline prices.These increases more than offset decreases in sales volume and average selling price of the Company's sweetener products as cool and wet weather hurt sales in the soft drink industry and thus impacted the demand for sweetener products. Sales of wheat and other milled products decreased 8 percent to $332 million for the quarter due to both decreased sales volumes and lower average selling prices relating to flat growth in the demand for the products, customer consolidations and industry production overcapacity. The decrease in sales of other products and services was due primarily to lower average selling prices of the Company's cocoa products reflecting the lower cost of raw materials

Cost of products sold and other operating costs increased $12 million to $4.4 billion primarily due to increased volumes of grain merchandised and to higher manufacturing costs resulting principally from increases in energy and fuel related costs. These increases were partially offset by lower average raw material costs and to lower sales volumes of processed products. 9
Page 10
Gross profit increased $12 million to $284 million for the quarter due primarily to increased grain merchandising margins and to declines in average raw material costs compared to unchanged average selling prices. These increases in gross profit were partially offset by lower volumes of products sold and higher manufacturing costs due principally to increases in energy and fuel related costs.

Selling, general and administrative expenses decreased $1 million for the quarter to $169 million.

Other income (expense) increased $49 million to $2 million for the quarter due principally to increased equity in earnings of unconsolidated affiliates. This increase resulted primarily from a gain of $95 million representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA
(CIP), upon the sale of its interests in wet corn milling and wheat starch production businesses. This increase was partially offset by realized losses on marketable securities transactions and by increased interest expense due principally to higher short-term borrowing rates.

Income taxes decreased for the quarter primarily due to lower pretax earnings, excluding the gain from the aforementioned CIP transaction. No taxes have been provided on the gain related to the CIP transaction as CIP is a corporate joint venture and the intent is to permanently reinvest the proceeds from the sale. The Company's effective income tax rate for the quarter, excluding the effect of the CIP transaction, was 32.5% compared to an effective rate of 33.5% for the comparable period of a year ago.

Liquidity and Capital Resources

At September 30, 2000, the Company continued to show substantial liquidity with working capital of $1.9 billion. Capital resources remained strong as reflected in the Company's net worth of $6.1 billion. The Company's ratio of long-term debt to total capital at September 30, 2000 is approximately 32%.

As described in Note 7 to the unaudited consolidated financial statements, the Company has made provisions to cover fines, litigation settlements and costs related to certain putative class action antitrust suits and other proceedings. Because of the early stage of other putative class actions and proceedings, including those related to high-fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

       There were no material changes during the quarter ended
       September 30, 2000.
10
PAGE 11
PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed a settlement agreement which is currently before the Illinois Pollution Control Board for approval. However, in June
     1999, the United States Environmental Protection Agency (U.S. EPA) issued a Notice of Violation involving some of the matters covered under the pending State settlement and in January 2000 the United States Department of Justice ("DOJ") issued a Notice of Proposed Civil Enforcement Action against the Company regarding these same matters. Further, in 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also in 1998 and 2000, the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to the exceedances disclosed in 1998. The Company understands that all pending and threatened enforcement actions at the facility will be consolidated into two proceedings, one to be brought by the State which will subsume the settlement presently pending before the Board and another to be brought by the Department of Justice. The Company and the DOJ have agreed to a penalty of approximately $1.5 million in settlement of the federal action, and the Company has offered to settle the remaining matters with the State for approximately $1.1 million. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. In January 2000 U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. In management's opinion, the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

     On July 31, 2000, the federal environmental authorities in Brazil issued an Administrative Notice upon the Company requiring payment of approximately $5.6 million for the discharge of an industrial wastewater from its facility located in Rondonopolis. The Company has appealed this penalty.

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

     The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities, the Mexican Federal Competition Commission and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of Company was filed on September 1, 2000. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a
     12
     PAGE 13
     Statement of Defense in this proceeding. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

     STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on
     October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v.
     13
     PAGE 14
     Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

     The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction
     against   continued   illegal  conduct,   damages   of   an
     unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in
     the  Circuit  Court  of  Coosa  County,  Alabama,  and   is
     encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-
     Alabama  claims.   On March 27, 2000, defendants moved  for
     summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On June 28, 2000 and August 11, 2000, plaintiffs filed amended complaints. On September 6, 2000, defendants moved to dismiss or in the alternative to strike
     plaintiffs'   amended  complaints.    These   motions   are
     currently pending.

     LYSINE ACTIONS

     The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b)of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek
     C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of
     14
     PAGE 15
     certain indirect purchasers in Quebec after June, 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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
     March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended
     his   complaint   to  add  approximately   300   individual
     plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply
     only   to   intrastate  commerce.   On  August  11,   2000,
     plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. These motions are currently pending.

     CITRIC ACID ACTIONS

     The Company, along with other companies, had been named as a defendant in fourteen putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid in the United States. Except for the action specifically described below, all such suits have been settled or dismissed.


     CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24,000,000 for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10,000,000 for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to Toronto, Ontario. The Company, 15
     PAGE 16
     along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July, 1991. The applicants seek C$3,115,000, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.


     16
     PAGE 17
     HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

     The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co.
     v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in at least one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the
     Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an
     17
     PAGE 18
     unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

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

     FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in
     18
     PAGE 19
     the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court of the District of Minnesota.

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

     OTHER

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the unaudited consolidated financial statements and management's discussion of operations and financial condition. However, because of the early stage
     19
     PAGE 20
     of other putative class actions and proceedings described above, including those related to high fructose corn syrup, the ultimate outcome and materiality of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.



20
PAGE 21
Item 2. Changes in Securities

        In  July  2000,  the  Board of  Directors  declared  a  5
        percent stock dividend which was paid on September 25, 2000 to shareholders of record on August 28, 2000.


Item 6. Exhibits and Reports on Form 8-K

        a)       Exhibits

                          (3)(i)     Composite  Certificate   of
                    Incorporation, as amended, filed as  Exhibit
                    (3)(i)  to Form 10K for the year ended  June
                    30, 1999 (File No.1-44) is incorporated herein by reference.

                               (ii)      Bylaws, as amended  and
                    restated,  filed on May 12, 2000 as  Exhibit
                    3(ii)  to  Form  10-Q for the quarter  ended
                    March 31, 2000, are incorporated herein by reference.

        b) A Form 8-K was not filed during the quarter ended September 30, 2000.


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



Dated:   November 14, 2000
21