Form 10-Q
period 2000-12-31
ARCHER DANIELS MIDLAND CO
filed 2001-02-14
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Common Stock, no par value - 633,736,151 shares

(January 31, 2001)

PART I - FINANCIAL INFORMATION

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2000 1999

	(In thousands, except per share amounts)

Net sales and other operating income	$4,940,999	$4,615,421

Cost of products sold and other operating costs	4,524,691	4,209,148
	__________	__________

Gross Profit	416,308	406,273

Selling, general and administrative expenses	187,443	199,476
	__________	__________

Earnings From Operations	228,865	206,797

Other income (expense)	(44,262)	(53,534)
	__________	__________

Earnings Before Income Taxes	184,603	153,263

Income taxes	59,996	51,343
	__________	__________

Net Earnings	$ 124,607	$ 101,920
	= = = = = =	= = = = = =

Average number of shares outstanding	633,402	639,210

Basic and diluted earnings per common share	$.20	$.16

Dividends per common share	$.05	$.048

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
	SIX MONTHS ENDED
	DECEMBER 31,
	2000 1999

	(In thousands, except per share amounts)

Net sales and other operating income	$9,575,783	$9,226,687

Cost of products sold and other operating costs	8,875,567	8,548,094
	__________	__________

Gross Profit	700,216	678,593

Selling, general and administrative expenses	356,766	370,211
	__________	__________

Earnings From Operations	343,450	308,382

Other income (expense)	(42,658)	(100,433)
	__________	__________

Earnings Before Income Taxes	300,792	207,949

Income taxes	66,756	69,662
	__________	__________

Net Earnings	$ 234,036	$ 138,287
	= = = = = =	= = = = = =

Average number of shares outstanding	632,992	640,489

Basic and diluted earnings per common share	$.37	$.22

Dividends per common share	$.098	$.094

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	DECEMBER 31,	JUNE 30,
	2000	2000

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$ 541,726	$ 477,226
Marketable securities	399,479	454,223
Receivables	2,327,140	2,139,896
Inventories	3,161,642	2,856,884
Prepaid expenses	304,187	234,138
	__________	__________

Total Current Assets	6,734,174	6,162,367

Investments and Other Assets
Investments in and advances to affiliates	2,043,776	1,876,633
Long-term marketable securities	680,198	617,633
Other assets	515,310	489,386
	__________	__________

	3,239,284	2,983,652

Property, Plant and Equipment
Land	161,172	163,722
Buildings	2,085,664	2,098,124
Machinery and equipment	8,775,957	8,702,639
Construction in progress	397,213	416,546
Less allowances for depreciation	(6,295,617)	(6,103,950)
	__________	__________

	5,124,389	5,277,081
	__________	__________

	$15,097,847	$14,423,100
	= = = = = = =	= = = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	DECEMBER 31,	JUNE 30,
	2000	2000

	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 1,463,097	$ 1,550,571
Accounts payable	2,366,056	2,139,744
Accrued expenses	735,333	610,735
Current maturities of long-term debt	23,648	31,895
	__________	__________

Total Current Liabilities	4,588,134	4,332,945

Long-term Debt	3,314,929	3,277,218

Deferred Credits
Income taxes	657,864	560,772
Other	147,006	141,922
	__________	__________

	804,870	702,694

Shareholders' Equity
Common stock	5,245,409	5,232,597
Reinvested earnings	1,497,290	1,325,323
Accumulated other comprehensive loss	(352,785)	(447,677)

	__________	__________

	6,389,914	6,110,243
	__________	__________

	$15,097,847	$14,423,100
	= = = = = = =	= = = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	SIX MONTHS ENDED
	DECEMBER 31,
	2000 1999
	(In thousands)
Operating Activities
Net earnings	$ 234,036	$ 138,287
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	292,972	302,677
Deferred income taxes	11,113	9,416
Amortization of long-term debt discount	23,958	20,980
(Gain) loss on marketable securities transactions	24,998	(12,677)
Other	47,110	64,977
Changes in operating assets and liabilities
Receivables	(212,552)	(325,538)
Inventories	(311,687)	(338,151)
Prepaid expenses	(70,343)	27,192
Accounts payable and accrued expenses	358,446	502,527
	_________	_________

Total Operating Activities	398,051	389,690

Investing Activities
Purchases of property, plant and equipment	(147,544)	(255,055)
Net assets of businesses acquired	(3,129)	(6,670)
Investments in and advances to affiliates, net	(112,479)	(241,983)
Purchases of marketable securities	(333,859)	(595,620)
Proceeds from sales of marketable securities	427,903	396,943
Increase in other assets	-	(50,000)
	_________	_________

Total Investing Activities	(169,108)	(752,385)

Financing Activities
Long-term debt borrowings	31,907	103,548
Long-term debt payments	(29,142)	(43,874)
Net borrowings (payments) under line of credit agreements	(87,594)	378,050
Purchases of treasury stock	(17,502)	(124,911)
Cash dividends and other	(62,112)	(59,935)
	_________	_________

Total Financing Activities	(164,443)	252,878
	_________	_________

Increase (Decrease) in Cash and Cash Equivalents	64,500	(109,817)
Cash and Cash Equivalents Beginning of Period	477,226	681,378
	_________	_________

Cash and Cash Equivalents End of Period	$ 541,726	$ 571,561
	= = = = = =	= = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

Note 3. Inventory and Related Contracts

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

Note 5. Comprehensive Income

Comprehensive income (loss) was $269 million and $(5) million for the quarters ended December 31, 2000 and 1999, respectively. Comprehensive income was $361 million and $61 million for the six months ended December 31, 2000 and 1999, respectively.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Other Income (Expense)

	THREE MONTHS ENDED DECEMBER 31, 2000 1999		SIX MONTHS ENDED DECEMBER 31, 2000 1999
	(In thousands)		(In thousands)

Investment Income	$ 43,414	$ 31,237	$ 79,732	$ 62,084
Interest Expense	(99,470)	(99,519)	(200,670)	(184,958)
Net gain (loss) on marketable securities transactions	562	6,685	(25,148)	12,677
Equity in earnings of affiliates	10,258	5,634	95,414	5,474
Other	974	2,429	8,014	4,290
	_________	_________	_________	_________

	$ (44,262)	$ (53,534)	$ (42,658)	$ (100,433)
	= = = = = =	= = = = = =	= = = = = =	= = = = = =

Note 7. Antitrust Investigation and Related Litigation

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

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:
	THREE MONTHS ENDED December 31,		SIX MONTHS ENDED December 31,
	2000	1999	2000	1999
	(in millions)		(in millions)

Oilseed products	$1,774	$1,873	$3,456	$3,700
Grain Merchandised	1,705	1,272	3,330	2,714
Corn products	598	520	1,117	980
Wheat and other milled products	337	359	669	720
Other products and services	527	591	1,004	1,113

	$4,941	$4,615	$9,576	$9,227

Net sales and other operating income increased 7 percent to $4.9 billion for the quarter and increased 4 percent to $9.6 billion for the six months due principally to increased sales volumes. Sales of oilseed products decreased 5 percent to $1.8 billion for the quarter and decreased 7 percent to $3.5 billion for the six months due primarily to decreased sales volumes and, to a lesser extent, to lower average selling prices. The decrease in sales volume is a result of permanently closing several oilseed crushing facilities as well as indefinitely closing several other facilities. Record vegetable oil stocks continue to put downward pressure on vegetable oil selling prices. Partially offsetting these decreases were strong domestic soybean meal demand and increased European protein meal demand due to meat and bone meal restrictions stemming from BSE concerns. Sales of merchandised grain increased 34 percent for the quarter to $1.7 billion and increased 23 percent for the six months to $3.3 billion due principally to increased sales volumes attributable to South American operations and to newly-established Latin American merchandising offices. Lower average selling prices of grain merchandised partially offset these volume increases. Sales of corn products increased 15 percent to $598 million for the quarter and increased 14 percent to $1.1 billion for the six months due primarily to increased sales volumes and higher average selling prices of the Company's fuel alcohol arising from increased demand from existing sales markets, expansion into new markets and to higher gasoline prices. These increases more than offset decreases in sales volume and average selling price of the Company's sweetener products as cool and wet weather hurt sales in the soft drink industry and thus impacted the demand for sweetener products. Sales of wheat and other milled products decreased 6 percent to $337 million for the quarter and decreased 7 percent to $669 million for the six months due to both decreased sales volumes and lower average selling prices relating to flat growth in the demand for the products, customer consolidations and industry production overcapacity. The decrease in sales of other products and services was due primarily to lower average selling prices of the Company's cocoa products reflecting the lower cost of raw materials.

Cost of products sold and other operating costs increased $316 million to $4.5 billion for the quarter and increased $327 million to $8.9 billion for the six months due primarily to increased volumes of grain merchandised and to higher manufacturing costs due principally to increases in energy and fuel related costs.

Gross profit increased $10 million to $416 million for the quarter due primarily to increased average selling prices. Gross profit increased $22 million to $700 million for the six months due primarily to increased grain merchandising margins and to declines in average raw material costs compared to unchanged average selling prices. These increases in gross profit were partially offset by higher manufacturing costs due principally to increases in energy and fuel related costs.

Selling, general and administrative expenses decreased $12 million for the quarter to $187 million and decreased $13 million for the six months to $357 million due primarily to decreased bad debt expense and decreased salary-related costs associated with prior year's facility closures and consolidations. These decreases were partially offset by increased advertising and promotional expenses.

Other expense decreased $9 million to $44 million for the quarter due principally to increased investment income resulting primarily from an $8 million interest refund related to IRS settlements. Other expense decreased $58 million for the six months to $43 million due principally to increased equity in earnings of unconsolidated affiliates. This increase resulted primarily from a gain of $95 million representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interests in wet corn milling and wheat starch production businesses. This increase was partially offset by realized losses on marketable securities transactions.

Income taxes increased for the quarter primarily due to higher pretax earnings. This increase was partially offset by a lower effective income tax rate. For the six months, income taxes decreased due to a lower effective income tax rate and to lower pretax earnings, excluding the gain from the aforementioned CIP transaction. No taxes have been provided on the gain related to the CIP transaction as CIP is a corporate joint venture and the intent is to permanently reinvest the proceeds from the sale. The Company's effective income tax rate for the quarter and six months, excluding the effect of the CIP transaction, was 32.5% compared to an effective rate of 33.5% for the comparable periods of a year ago.

Liquidity and Capital Resources

At December 31, 2000, the Company continued to show substantial liquidity with working capital of $2.1 billion. Capital resources remained strong as reflected in the Company's net worth of $6.4 billion. The Company's ratio of long-term debt to total capital at December 31, 2000 is approximately 32%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company and Illinois EPA executed a settlement agreement which is currently before the Illinois Pollution Control Board for approval. However, in June 1999, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation involving some of the matters covered under the pending State settlement and in January 2000 the United States Department of Justice ("DOJ") issued a Notice of Proposed Civil Enforcement Action against the Company regarding these same matters. Further, in 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also in 1998 and 2000, the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to the exceedances disclosed in 1998. The Company understands that all pending and threatened enforcement actions at the facility will be consolidated into two proceedings, one to be brought by the State which will subsume the settlement presently pending before the Board and another which has been brought by the Department of Justice. The Company and the DOJ have signed a settlement agreement which includes a penalty of approximately $1.5 million in resolution of the federal action. Also in 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities. The Company is in discussions with the Illinois EPA to settle the remaining matters with the State. In January 2000, U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. In management's opinion, the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

On July 31, 2000, the federal environmental authorities in Brazil ("IBAMA") issued an Administrative Notice upon the Company requiring payment of approximately $5.6 million for the discharge of an industrial wastewater from its facility located in Rondonopolis. The Company has appealed this penalty. The federal authorities recently indicated that they will reduce the fine to between $250,000 and $500,000. The Company is unwilling to pay a penalty within that range and will pursue the appeal. Also, in December 2000 the federal Brazilian authorities notified the Company that it had not fulfilled certain agreements its predecessor had entered into regarding tree farming required to allow the harvesting of wood for use as fuel. A penalty of approximately $750,000 was proposed based on the wood growth shortfall. The Company submitted evidence that the growth shortfall was approximately one-third of that estimated by the government and IBAMA has generally accepted that figure. The Company is currently considering its settlement options and researching its predecessor's liability for this matter.

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities, the Mexican Federal Competition Commission and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of Company was filed on September 1, 2000. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. On November 22, 2000, the Company received an Official Letter of Responsibility from the Mexican Federal Competition Commission relative to this investigation. The reply of the Company was filed on January 30, 2001. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding. The ultimate outcome and materiality of the proceedings of the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

HIGH FRUCTOSE CORN SYRUP ACTIONS

The Company, along with other companies, has been named as a defendant in thirty-one antitrust suits involving the sale of high fructose corn syrup in the United States. Thirty of these actions have been brought as putative class actions.

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. The Court has set a trial date of September 4, 2001 for this matter.

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

The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. On March 27, 2000, defendants moved for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On June 28, 2000 and August 11, 2000, plaintiffs filed amended complaints. On September 6, 2000 defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaints. These motions are currently pending.

LYSINE ACTIONS

The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b) of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4,460,000, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed in the Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24 million for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10 million for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July 1991. The applicants seek C$3.1 million, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991.

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

Item 4. Submission of matters to a vote of Security Holders:

The Annual Meeting of Shareholders was held on October 26, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

D. O. Andreas	508,787,072	16,222,514
G. O. Coan	510,073,039	14,936,547
G. A. Andreas	509,386,515	15,623,071
J. K. Vanier	509,986,324	15,023,262
A. Young	509,895,897	15,113,689
R. Burt	510,180,774	14,828,812
O. G. Webb	510,163,133	14,846,453
F. Ross Johnson	509,665,720	15,343,866
R. S. Strauss	509,449,248	15,560,338
M. B. Mulroney	509,927,416	15,082,170
J. R. Block	509,758,090	15,251,496
M. H. Carter	510,233,561	14,776,025
D. J. Mimran	510,281,284	14,728,302
H. de Boon	510,250,960	14,758,626

There were no abstentions or broker non-votes regarding the election of directors.

    The appointment by the Board of Directors of Ernst & Young LLP as Independent Accountants to audit the accounts of the Company for the fiscal year ending June 30, 2001 was ratified as follows:

For	517,700,082
Against	4,712,492
Abstain	2,597,012

    The Stockholder's Proposal relative to cumulative voting was defeated as follows:

For	151,351,223
Against	277,918,166
Abstain	18,633,539

    The Stockholder's Proposal relative to genetically engineered products was defeated as follows:

For	7,325,402
Against	417,475,587
Abstain	23,101,939

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

b) A Form 8-K was not filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Vice President

And Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Vice President, Secretary and

General Counsel

Dated: February 14, 2001