Form 10-Q
period 2001-03-31
ARCHER DANIELS MIDLAND CO
filed 2001-05-09
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR

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

Common Stock, no par value 632,059,981 shares

(April 30, 2001)

PART I - FINANCIAL INFORMATION

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2001 2000

	(In thousands, except per share amounts)

Net sales and other operating income	$5,130,346	$4,473,763

Cost of products sold	4,760,694	4,138,787
	__________	__________

Gross Profit	369,652	334,976

Selling, general and administrative expenses	186,771	184,850
	__________	__________

Earnings From Operations	182,881	150,126

Other income (expense)	(44,883)	4,805
	__________	__________

Earnings Before Income Taxes	137,998	154,931

Income taxes	44,849	51,902
	__________	__________

Net Earnings	$ 93,149	$ 103,029
	= = = = = =	= = = = = =

Average number of shares outstanding	633,849	636,304

Basic and diluted earnings per common share	$.15	$.16

Dividends per common share	$.05	$.048

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2001 2000

	(In thousands, except per share amounts)

Net sales and other operating income	$14,706,129	$13,700,450

Cost of products sold	13,636,261	12,686,881
	__________	__________

Gross Profit	1,069,868	1,013,569

Selling, general and administrative expenses	543,537	555,061
	__________	__________

Earnings From Operations	526,331	458,508

Other income (expense)	(87,541)	(95,628)
	__________	__________

Earnings Before Income Taxes	438,790	362,880

Income taxes	111,605	121,564
	__________	__________

Net Earnings	$ 327,185	$ 241,316
	= = = = = =	= = = = = =

Average number of shares outstanding	633,274	639,102

Basic and diluted earnings per common share	$.52	$.38

Dividends per common share	$.148	$.142

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	JUNE 30,
	2001	2000

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$ 580,583	$ 477,226
Marketable securities	277,210	454,223
Receivables	2,155,583	2,139,896
Inventories	2,693,089	2,856,884
Prepaid expenses	335,225	234,138
	__________	__________

Total Current Assets	6,041,690	6,162,367

Investments and Other Assets
Investments in and advances to affiliates	2,043,587	1,876,633
Long-term marketable securities	546,743	617,633
Other assets	512,352	489,386
	__________	__________

	3,102,682	2,983,652

Property, Plant and Equipment
Land	156,886	163,722
Buildings	2,069,435	2,098,124
Machinery and equipment	8,731,893	8,702,639
Construction in progress	406,927	416,546
Less allowances for depreciation	(6,354,529)	(6,103,950)
	__________	__________

	5,010,612	5,277,081
	__________	__________

	$14,154,984	$14,423,100
	= = = = = = =	= = = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	JUNE 30,
	2001	2000

	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 986,082	$ 1,550,571
Accounts payable	1,706,658	2,139,744
Accrued expenses	783,379	610,735
Current maturities of long-term debt	20,292	31,895
	__________	__________

Total Current Liabilities	3,496,411	4,332,945

Long-term Debt	3,710,340	3,277,218

Deferred Credits
Income taxes	577,079	560,772
Other	144,659	141,922
	__________	__________

	721,738	702,694

Shareholders' Equity
Common stock	5,251,485	5,232,597
Reinvested earnings	1,558,752	1,325,323
Accumulated other comprehensive loss	(583,742)	(447,677)

	__________	__________

	6,226,495	6,110,243
	__________	__________

	$14,154,984	$14,423,100
	= = = = = = =	= = = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2001 2000
	(In thousands)
Operating Activities
Net earnings	$ 327,185	$ 241,316
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	432,869	455,128
Deferred income taxes	8,019	1,304
Amortization of long-term debt discount	36,487	31,955
(Gain) loss on marketable securities transactions	24,853	(12,677)
Other	(66,163)	29,668
Changes in operating assets and liabilities
Receivables	(53,268)	(210,876)
Inventories	126,052	(378,705)
Prepaid expenses	(103,073)	16,625
Accounts payable and accrued expenses	(225,362)	215,922
	_________	_________

Total Operating Activities	507,599	389,660

Investing Activities
Purchases of property, plant and equipment	(213,141)	(342,552)
Net assets of businesses acquired	(3,129)	(22,726)
Investments in and advances to affiliates, net	(144,633)	(320,545)
Purchases of marketable securities	(365,001)	(873,072)
Proceeds from sales of marketable securities	602,791	738,545
Increase in other assets	-	(50,000)
	_________	_________

Total Investing Activities	(123,113)	(870,350)

Financing Activities
Long-term debt borrowings	429,124	108,477
Long-term debt payments	(34,862)	(48,961)
Net borrowings (payments) under line of credit agreements	(564,102)	521,136
Purchases of treasury stock	(17,502)	(196,070)
Cash dividends and other	(93,787)	(90,318)
	_________	_________

Total Financing Activities	(281,129)	294,264
	_________	_________

Increase (Decrease) in Cash and Cash Equivalents	103,357	(186,426)
Cash and Cash Equivalents Beginning of Period	477,226	681,378
	_________	_________

Cash and Cash Equivalents End of Period	$ 580,583	$ 494,952
	= = = = = =	= = = = = =

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Note 2 New Accounting Standards

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

Effective July 1, 2000, the Company adopted Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". The adoption of this issue results in the Company reporting the total sales value of grain merchandised, in lieu of net margins from grain merchandised, in the "Net sales and operating income" category. The "Gross profit" category is unchanged as costs related to the grain merchandised are now reported in the "Cost of products sold" category. Prior year amounts have been reclassified to conform to this change.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  Note 3. Inventory and Related Contracts

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts. Inventories of merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value. Exchange-traded futures contracts, forward cash purchase contracts and forward cash sales contracts are valued at market price. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts and exchange-traded futures contracts are recognized in earnings immediately, resulting in cost of goods sold approximating FIFO cost. Unrealized gains on forward cash purchase contracts, forward cash sales contracts and exchange-traded futures contracts are classified on the Company's balance sheet as receivables. Unrealized losses on forward cash purchase contracts, forward cash sales contracts and exchange-traded futures contracts are classified on the Company's balance sheet as accounts payable.

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

Note 5. Comprehensive Income

Comprehensive income (loss) was $(138) million and $(22) million for the quarters ended March 31, 2001 and 2000, respectively. Comprehensive income was $223 million and $39 million for the nine months ended March 31, 2001 and 2000, respectively.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  Note 6. Other Income (Expense)

	THREE MONTHS ENDED MARCH 31, 2001 2000		NINE MONTHS ENDED MARCH 31, 2001 2000
	(In thousands)		(In thousands)

Investment Income	$ 35,469	$ 35,109	$115,201	$ 97,193
Interest Expense	(100,761)	(94,421)	(301,431)	(279,379)
Net gain (loss) on marketable securities transactions	359	-	(24,789)	12,677
Equity in earnings of affiliates	5,052	61,544	100,466	67,018
Other	14,998	2,573	23,012	6,863
	_________	_________	_________	_________

	$ (44,883)	$ 4,805	$ (87,541)	$ (95,628)
	= = = = = =	= = = = = =	= = = = = =	= = = = = =

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

The Company has made provisions to cover the fines, litigation settlements and costs related to certain of the aforementioned suits and proceedings. However, the ultimate outcome and materiality of the other putative class actions and proceedings described above, including those related to high fructose corn syrup, cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is in one business segment - procuring, transporting, storing, processing and merchandising agricultural commodities and products. A summary of net sales and other operating income by classes of products and services is as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2001	2000	2001	2000
	(in millions)		(in millions)

Oilseed products	$1,863	$1,779	$5,319	$5,479
Grain Merchandised	1,745	1,423	5,075	4,137
Corn products	636	473	1,753	1,453
Wheat and other milled products	315	314	984	1,034
Other products and services	571	485	1,575	1,597

	$5,130	$4,474	$14,706	$13,700

 Net sales and other operating income increased 15 percent to $5.1 billion for the quarter and increased 7 percent to $14.7 billion for the nine months due principally to increased average selling prices and increased volumes of grain merchandised. Sales of oilseed products increased 5 percent to $1.9 billion for the quarter due primarily to increased average selling prices and, to a lesser extent, to increased sales volumes. These increases were principally a result of strong world-wide protein meal demand. For the nine months, sales of oilseed products decreased 3 percent to $5.3 billion due primarily to decreased sales volumes. The decrease in sales volume is a result of permanently closing several oilseed crushing facilities as well as indefinitely closing several other facilities. Record vegetable oil stocks continue to put downward pressure on vegetable oil selling prices. Partially offsetting these decreases were strong world-wide protein meal demand due to meat and bone meal restrictions stemming from BSE concerns. Sales of merchandised grain increased 23 percent for the quarter to $1.7 billion and increased 23 percent for the nine months to $5.1 billion due principally to increased sales volumes attributable to South American operations and to newly-established Latin American merchandising offices. Sales of corn products increased 34 percent to $636 million for the quarter and increased 21 percent to $1.8 billion for the nine months due primarily to increased sales volumes and higher average selling prices of the Company's fuel alcohol arising from increased demand from existing sales markets, expansion into new markets and to higher gasoline prices. Average selling prices of the Company's amino acid products were also higher for the quarter and nine months due to the increase in competing protein meal prices. Sales of the Company's sweetener products were higher for the quarter due to higher average selling prices resulting from year over year sales price improvements from calendar year sales contracts. Sales of wheat and other milled products were virtually unchanged for the quarter at $315 million and decreased 5 percent to $984 million for the nine months. The decrease for the nine months was due to both decreased sales volumes and lower average selling prices relating to flat growth in the demand for the products, customer consolidations and industry production overcapacity. The increase in sales of other products and services for the quarter was due primarily to increased sales volumes and higher average selling prices of the Company's cocoa products reflecting increased demand and the higher cost of raw materials.

Cost of products sold increased $622 million to $4.8 billion for the quarter and increased $949 million to $13.6 billion for the nine months due primarily to increased volumes of grain merchandised and to higher manufacturing costs due principally to increases in energy and fuel related costs.

Gross profit increased $35 million to $370 million for the quarter and increased $56 million to $1.1 billion for the nine months due primarily to increased average selling prices and increased grain merchandising margins. These increases in gross profit were partially offset by higher manufacturing costs due principally to increases in energy and fuel related costs.

Selling, general and administrative expenses increased $2 million for the quarter to $187 million and decreased $12 million for the nine months to $544 million. These changes reflect increased advertising and promotional expenses, decreased bad debt expense and decreased salary-related costs associated with prior year's facility closures and consolidations.

Other income (expense) decreased $50 million to $(45) million for the quarter due principally to decreased equity in earnings of unconsolidated affiliates resulting primarily from lower valuations of the Company's private equity fund investments. This decrease was partially offset by $7 million of fee income received upon the breakup of the IBP, Inc. acquisition transaction. Other income (expense) decreased $8 million for the nine months to $(88) million due principally to realized losses on marketable securities transactions and to increased interest expense due to higher average borrowing rates and reduced capitalized interest. These decreases were partially offset by increased equity in earnings of unconsolidated affiliates and by increased investment income. The increase in earnings of unconsolidated affiliates resulted primarily from a gain of $95 million representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interests in wet corn milling and wheat starch production businesses. This increase was partially offset by decreased equity in earnings of unconsolidated affiliates resulting primarily from lower valuations of the Company's private equity fund investments. The increase in investment income was due primarily to an interest refund related to IRS settlements.

Income taxes decreased for the quarter primarily due to lower pretax earnings and, to a lesser extent, to a lower effective income tax rate. For the nine months, income taxes decreased due to lower pretax earnings, excluding the gain from the aforementioned CIP transaction, and to a lower effective income tax rate. No taxes have been provided on the gain related to the CIP transaction as CIP is a corporate joint venture and the intent is to permanently reinvest the proceeds from the sale. The Company's effective income tax rate for the quarter and nine months, excluding the effect of the CIP transaction, was 32.5% compared to an effective rate of 33.5% for the comparable periods of a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company continued to show substantial liquidity with working capital of $2.5 billion. Capital resources remained strong as reflected in the Company's net worth of $6.2 billion. During the quarter, the Company issued $400 million of 7% debentures due in 2031. The Company's ratio of long-term debt to total capital at March 31, 2001 is approximately 35%.

As described in Note 7 to the consolidated financial statements, the Company has made provisions to cover fines, litigation settlements and costs related to certain putative class action antitrust suits and other proceedings. The ultimate outcome and materiality of the other putative class actions and proceedings described in Note 7, including those related to high fructose corn syrup, cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2001.

PART II OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois.  In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances.  In 2000 the Company voluntarily disclosed certain other permit exceedances at the same facility.  In 1998, the State of Illinois filed a civil administrative action alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of its Illinois distribution facilities.  The Company is in discussions with the Illinois EPA to settle all of the pending matters with the State.  In January 2000, U.S. EPA issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility.  That matter has been referred to the Department  of Justice (" DOJ"), and the Company has met with the United States Environmental Protection Agency and Department of Justice regarding settlement of that matter. In management's opinion, the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

The Company is involved in approximately 25 administrative and judicial proceedings in which it has been identified as a potentially responsible party ("PRP") under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment.  In all of these matters, there are numerous PRPs.  Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated.  However, in management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477.   On April 3, 2001, the Company and the other defendants filed motions for summary judgment.  The Court has set a trial date of September 4, 2001 for this matter.

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

CANADIAN ACTIONS.  The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45 (1)(c) and 61(1)(b) of the Competition Act.  The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995.  The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action.  This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99.  The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act.  The putative class is comprised of certain indirect purchasers in Quebec after June 1992.  The applicants seek at least C$4.5 million, costs of investigation, attorneys' fees and interest.  This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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

CANADIAN ACTIONS.  The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada.  One of these actions was filed in the Superior Court of Justice, in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99.  The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to  June 27, 1995.  The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99.  The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act.  In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995.  The action claims damages in the amount of C$24 million for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10 million for punitive, exemplary and aggravated damages, plus interest and costs.  All three Ontario actions referred to above have now been transferred to Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents comprised, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act.  The putative class is comprised of certain indirect purchasers in Quebec since July 1991.  The applicants seek C$3.1 million, the costs of investigation, attorneys' fees and interest.  This motion is encaptioned Option Consommateurs, et al. v. Archer-D aniels-Midland-Company, et al., Court No.500-06-000094-991.

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

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief.  The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present.  The Company has never produced or sold disodium inosinate or disodium guanylate.  One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW).  The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ).  The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH).  The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501.  The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL).  The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court of the District of Minnesota.  The plaintiffs have filed a motion for class certification and the defendants have opposed that motion.

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

OTHER

The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in the notes to the consolidated financial statements and management's discussion of operations and financial condition. However, the ultimate outcome and materiality of the other putative class actions and proceedings described above, including those related to high fructose corn syrup, cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the consolidated financial statements.

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

b) A Form 8-K was not filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Vice President And Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Vice President, Secretary and General Counsel

Dated: May 9, 2001