Form 10-K
period 2001-06-30
ARCHER DANIELS MIDLAND CO
filed 2001-09-28
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

Common Stock, no par value--$7.7 billion

(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange on September 7, 2001)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value-631,272,693 shares

(September 7, 2001)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2001 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the annual meeting of stockholders to be held November 1, 2001 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

(a) General Description of Business

Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.

During the last five years, the Company has experienced significant growth, spending approximately $4 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period.

(b) Financial Information About Industry Segments

The Company is principally engaged in the procuring, transporting, storing, processing and merchandising of agricultural commodities and products.

The Company's operations are classified into two reportable business segments: Oilseeds & Corn Processing and Agricultural Services. Each of these segments is organized based upon similar economic characteristics and is similar in the nature of products and services offered, the nature of production processes, the type or class of customer and distribution methods. The Company's remaining operations are classified as Other.

(c) Narrative Description of Business

(i) Principal products produced and principal markets for and methods of distribution of such products:

Oilseeds & Corn Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining and hydrogenating into margarine, shortening, salad oils and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals supply more than one-half of the high protein ingredients used in the manufacture of commercial livestock and poultry feeds. Cottonseed flour is produced and sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.

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

Item 1. BUSINESS-Continued

The Company owns a 28% interest in Pura PLC, a U.K. based company, that processes and markets edible oil.

Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia and Turkey.

Almidones Mexicanos S.A., of which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Golden Peanut Company, a joint venture among the Company, Cargill, Inc. and Alimenta Processing Corporation, is a major supplier of peanuts to both the domestic and export markets. The Company has a 33% ownership interest in this joint venture.

The Company participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

Agricultural Services

The Agricultural Services Segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients.

Alfred C. Toepfer International and affiliates, in which the Company has a 75% interest (25% held indirectly), is one of the world's largest, most respected trading companies specializing in agricultural commodities and processed products. Toepfer has thirty-eight sales offices worldwide.

The Company owns approximately 42% of United Grain Growers of Canada (UGG). UGG, with 140 facilities located throughout Western Canada, is involved in grain merchandising, crop input marketing and distribution, livestock production services and farm business communications.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Other

The Company produces value-added soy protein products by further processing soybean meal into soy flour and grits which are used in both food and industrial products. Textured vegetable protein (TVP®), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and soy protein meat substitutes (Harvest Burgers® and Harvest Burgers® for Recipes™). The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products, including soy-derived isoflavones. Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient. Natural source Vitamin E, an antioxidant, and distilled monoglycerides, an emulsifier, are produced from soybeans and other oilseeds.

Item 1. BUSINESS-Continued

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

The Company produces lettuce, other fresh vegetables and herbs in its hydroponic greenhouse.

The Company processes and distributes edible beans for use in many parts of the food industry.

The Company raises fish in an aquaculture operation for distribution to consumer food customers.

Hickory Point Bank and Trust Co., a wholly owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management and securities safekeeping services for the Company.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges. ADM Investor Services International, Ltd. specializes in futures, options and foreign exchange in the European marketplace.

Agrinational Insurance Company, a wholly owned subsidiary of the Company, acts as a direct insurer and reinsurer of a portion of the Company's domestic and foreign property and casualty insurance risks.

The Company owns a 62% interest in Heartland Rail Corporation. Heartland's 80% owned affiliate, Iowa Interstate Railroad, operates a regional railroad in Iowa and Illinois.

Gruma S.A. de C.V. and affiliates, of which the Company has a 29% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico, Central America and South America. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.

Item 1. BUSINESS-Continued

ADM-Riceland Partnership, a joint venture between the Company and Riceland Foods, Inc., is a processor of rice and rice products for institutional and consumer food customers. The Company has a 50% ownership interest in this joint venture.

International Malting Company, a joint venture between the Company and the LeSaffre Company, operates barley malting plants in the United States, Australia, Canada and France. The Company has a 49% ownership interest in this joint venture.

The Company is a limited partner in various private equity funds which invest primarily in emerging markets that have agri-processing potential.

Methods of Distribution

Since the Company's customers are principally other manufacturers and processors, its products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company has developed a comprehensive transportation system utilizing trucks, rail, river barges and ocean-going vessels to efficiently move both commodities and processed products virtually anywhere in the world. The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges and towboats used in this transportation system.

(ii) Status of new products

The Company continues to expand its business through the development and production of new, value-added products. These new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. The Company is a leader in the processing of flaxseed.

The Company continues to develop its Cardio-Aid® phytosterol technology. In addition, the Company has acquired additional phytosterol technology under a licensing agreement. Phytosterols are natural plant extracts which are used in margarines and salad dressings. Studies have shown that phytosterols reduce cholesterol levels in the bloodstream.

Working with the National Corn Growers Association and Battelle, a research and development company, using an Office of Industrial Technology grant, the Company is developing a process for fractioning corn fiber into value added components such as cellulose, hemicellulose, protein, starch, fatty acids and sterols. These components may provide new, less expensive feedstocks for value-added products such as ethanol and citric acid. The sterol component will provide new volumes to meet increased demand for sterols.

The Company has formed a joint venture with Kao Corporation of Japan to manufacture and market diacylglycerol oil in America, Europe, Australia and New Zealand. This oil, developed by Kao, has been shown in several clinical studies in Japan to assist substantially in lowering body fat content. This naturally derived vegetable oil can be used as a home cooking oil or as an ingredient in packaged foods.

Item 1. BUSINESS-Continued

The Company is researching new industrial uses for vegetable oils. Using technology developed at the University of Missouri at Rolla, a new reactive coalescing agent has been developed for latex paints. This agent will replace current volatile solvents used in paint formulation, thereby eliminating the volatile organic compounds in these products while improving the properties of the paint. Along these same lines, new uses are being developed for the conjugated linseed oil technology developed at the Company for use in the forest products and ink industry. The Company is also developing mono-ene fatty acid vegetable oils for use as high stability vegetable based lubricants.

The Company is completing vitamin C production facilities. The Company continues to develop its soy protein meat substitutes, Harvest Burgers® and Harvest Burgers® for Recipes™, its soy protein powdered non-dairy beverage, Nutribev®, and its non-dairy frozen dessert, Dairylike™. In the nutraceutical area, work continues on expanding the use of isoflavones into more food formulations.

(iii) Source and availability of raw materials

Substantially all of the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are driven by unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living and global production of similar and competitive crops.

(iv) Patents, trademarks and licenses

The Company owns several valuable patents, trademarks and licenses, but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

(v) Extent to which business is seasonal

Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale and distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials: oilseeds, cocoa beans, wheat, corn and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant throughout the year.

(vi) Working capital items

Price variations and availability of raw agricultural commodities at harvest often cause fluctuations in the Company's inventories and short-term borrowings.

Item 1. BUSINESS-Continued

(vii) Dependence on single customer

No material part of the Company's business in any segment is dependent upon a single customer or very few customers.

(viii) Amount of backlog

Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

(ix) Business subject to renegotiation

The Company has no business with the government subject to renegotiation.

(x) Competitive conditions

Markets for the Company's products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets. However, a number of large companies compete with the Company in one or more markets. Major competitors in one or more markets include, but are not limited to, Cargill, Inc., ConAgra, Inc., Corn Products International, Inc., Bunge, Ltd., Barry Callebaut A.G. and Tate & Lyle PLC.

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

The amounts spent during the three years ended June 30, 2001, 2000 and 1999 for such technical efforts were approximately $23.8, $23.4 and $22.0 million, respectively.

Item 1. BUSINESS-Continued

(xii) Material effects of capital expenditures for environmental protection

During 2001, $16 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company expects expenditures for environmental facilities and programs will continue at approximately the present rate with no unusual amounts anticipated for the next two years.

(xiii) Number of employees

The number of persons employed by the Company was 22,834 at June 30, 2001.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 11 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2001 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:
	2001	2000	1999
	(in thousands)
Oilseeds & Corn Processing	$1,380,962	$1,323,030	$1,694,082
Agricultural Services	3,250,944	3,120,425	2,333,697
Other	264,645	255,278	263,399
Total	$4,896,551	$4,698,733	$4,291,178

Item 1. BUSINESS-Continued

(e) Executive Officers and Certain Significant Employees

Name	Title	Age

G. Allen Andreas	Chairman of the Board of Directors from January 1999. Chief Executive from July 1997. President from July 1997 to February 1999. Counsel to the Executive Committee from September 1994 to July 1997. Vice President from 1988 to July 1997.	58
Martin L. Andreas	Senior Vice President from 1989. Assistant to the Chief Executive from 1989.	62
Charles P. Archer	Treasurer from October 1992.	45
Maureen K. Ausura	Vice President from June 2000. Senior Vice President, Human Resources, of Giant Eagle, Inc. from 1996 to June 2000. Various senior personnel positions with Campbell Soup Company from 1984 to 1996.	45
Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	40
Lewis W. Batchelder	Group Vice President from July 1997. President of Grain Operations from March 2001. Various grain merchandising positions since 1971.	56
William H. Camp	Group Vice President and President, North American Oilseed Processing Division from April 2000. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	52
Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	52

Item 1. BUSINESS-Continued

Larry H. Cunningham	Senior Vice President from February 2000. Consultant for the Company from October 1999 to February 2000. Group Vice President and President of ADM Corn Processing Division from October 1996 to October 1999. President of ADM Food Additives Division from October 1998 to October 1999. Vice President from July 1993 to October 1996.	57
Anthony P. Delio	Vice President from May 2000. President of ADM Protein Specialties Division from October 1999. President of ADM Nutraceutical Division from May 1999. Various senior product development positions with Mars, Inc from 1980 to May 1999.	45
Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	51

Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969.	54
Edward J. Harjehausen	Vice President from October 1992. President of ADM Corn Processing Division from July 2000. President of ADM BioProducts and Food Additives from October 1999 to July 2000.	51
Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	48
Paul L. Krug, Jr.	Vice President from November 1991. President of ADM Investor Services from 1991.	57
Michael Lusk	Vice President from November 1999. Senior Vice President with International Risk Management, Inc. from 1989.	52

Item 1. BUSINESS-Continued

Claudia M. Madding	Executive Assistant to the Chairman and Chairman Emeritus from January 1999. Secretary to the Executive Committee from September 1997. Executive Assistant to the Chairman from July 1997 to January 1999. Assistant Secretary from 1993. Administrative Assistant to the Chairman from 1984 to 1997.	50
John D. McNamara	President from February 1999. Group Vice President and President of North American Oilseed Processing Division from July 1997 to February 1999. President of ADM Agri-Industries since 1992.	53
Steven R. Mills	Vice President from February 2000. Controller from October 1994.	46
Paul B. Mulhollem	Senior Vice President from October 1999. Group Vice President from July 1997 to October 1999. Vice President from January 1996 to July 1997. Managing Director of ADM International, Ltd., from 1993 to October 1999.	52
Brian F. Peterson	Group Vice President and Managing Director of ADM International, Ltd., from October 1999. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM BioProducts Division from 1995 to October 1999.	59
Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President - Management Information Systems from 1988 to July 1997.	49
John G. Reed	Vice President from 1982.	71
Richard P. Reising	Senior Vice President from July 1997. Vice President, Secretary and General Counsel from 1991 to July 1997.	57

Item 1. BUSINESS-Continued

John D. Rice	Senior Vice President from February 2000. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	47
Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	41
Kenneth A. Robinson	Vice President from January 1996. Vice President of ADM Processing Division from 1985.	54
Scott A. Roney	Vice President, Corporate Compliance and Regulatory Affairs from April 2001. Member of the Law Department from 1991 to April 2001.	36
Douglas J. Schmalz	Vice President and Chief Financial Officer from 1986.	55
David J. Smith	Vice President, Secretary and General Counsel from July 1997. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997. Member of the Law Department since 1981.	46
Stephen H. Yu	Vice President from January 1996. Managing Director of ADM Asia-Pacific, Ltd., from 1993.	41
Officers of the registrant are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 2. PROPERTIES

PROCESSING FACILITIES

The Company owns, leases, or has a 50% or greater interest in the following processing plants:

	United States	Foreign	Total

Owned	157	100	257
Leased	2	2	4
Joint Venture	5	9	14
	164	111	275

The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds & Corn Processing

The Company operates twenty-eight domestic and eighteen foreign oilseed crushing plants with a daily processing capacity of approximately 86,000 metric tons (3.2 million bushels). The domestic plants are located in Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland and Turkey.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Tennessee and Texas as well as fifteen foreign refineries in Bolivia, Brazil, Canada, Germany, India, the Netherlands, Poland and Turkey. The Company also has an interest, through a joint venture, in an oilseed refinery in England. The Company produces packaged oils in California, Georgia, Illinois, Bolivia, Brazil, Germany and Turkey and has an interest, through a joint venture, in a packaged oils plant in England. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas.

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

Other

The Company operates twenty-six domestic wheat and durum flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, and eighteen foreign flour mills with a total daily milling capacity of approximately 31,200 metric tons (1.1 million bushels). The Company also operates seven bakery mix and specialty ingredient plants and two starch and gluten plants. These plants and related properties are located in California, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada, England, Grenada, Jamaica, and the Netherlands Antilles. The Company also has an interest, through a joint venture, in rice milling plants in Arkansas and Louisiana.

Item 2. PROPERTIES-Continued

The Company operates four domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Georgia, Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland and Singapore.

Soy protein specialty products are produced in Illinois and the Netherlands, lecithin products are produced in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. The Company produces feed and food additives at eight plants located in Illinois, North Carolina, China and Ireland. The Company also operates forty-two domestic and thirteen foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Texas, Washington and Wisconsin. The foreign plants are located in Barbados, Belize, Canada, China, Grenada, Ireland, the Netherlands Antilles, and Puerto Rico. The Company also has an interest, through a joint venture, in a formula feed plant in China.

The Company operates various other food and food ingredient plants in North Dakota, England, France, Germany and Jamaica.

PROCUREMENT FACILITIES

The Company owns, leases, or has a 50% or greater interest in the following procurement facilities:

	United States	Foreign	Total

Owned	228	94	322
Leased	52	28	80
Joint Venture	5	2	7
	285	124	409

Oilseeds & Corn Processing

The Oilseeds & Corn Processing Segment operates eighteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 8 million bushels are located in Arkansas, Georgia, Illinois, Kansas, Missouri and North Carolina.

This segment also operates one hundred fifteen foreign elevators including port facilities in Argentina, Brazil, Canada, Germany, Paraguay and Uruguay as adjuncts to its processing plants. These facilities have a storage capacity of 107 million bushels.

Agricultural Services

The Agricultural Services Segment operates two hundred nineteen domestic terminal, country, and river elevators covering the major grain producing states, including one hundred thirty country elevators and eighty-nine terminal and river loading facilities including six grain export elevators in Louisiana, Maryland, and Texas. Elevators are located in Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, Texas and Utah. These elevators have an aggregate storage capacity of approximately 504 million bushels.

The Company also has interests, through joint ventures, in five domestic grain elevators located in Minnesota and South Dakota. Domestic joint venture grain terminals and elevators have an aggregate storage capacity of approximately 5 million bushels.

Item 2. PROPERTIES-Continued

Other

The Company operates forty-three domestic and four foreign edible bean procurement facilities with an aggregate storage capacity of approximately 22 million bushels, located in California, Colorado, Idaho, Michigan, Minnesota, North Dakota, Wyoming and Canada.

The Company operates three cocoa bean handling facilities/port sites in the Ivory Coast.

Item 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances. In 2000, the Company voluntarily disclosed certain other permit exceedances at the same facility. In 1998, the State of Illinois filed a civil administrative action against the Company alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one time release of denatured ethanol at one of the Company's Illinois distribution facilities. The Company is in discussions with the Illinois EPA to settle all of the pending matters with the State. In January 2000, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. That matter has been referred to the Department of Justice ("DOJ"), and the Company has met with the U.S. EPA and DOJ regarding settlement of that matter. In management's opinion, the settlements and the remaining proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

On July 31, 2000, the federal environmental authorities in Brazil ("IBAMA") issued an administrative notice to the Company requiring payment of approximately $5.6 million for discharge of industrial wastewater from its facility located in Rondonopolis. The Company appealed that penalty, and the penalty was reduced to approximately $400,000. The Company is unwilling to accept a penalty that large and has pursued a further appeal. Also, in December 2000, IBAMA notified the Company that it had not fulfilled certain agreements its predecessor had entered into regarding tree farming required to allow the harvesting of wood for fuel use. A penalty of approximately $750,000 was proposed based on the wood growth shortfall. The Company submitted evidence that the growth shortfall was approximately one-third of that estimated by the government and IBAMA has generally accepted that figure. The Company is currently considering its settlement options and researching its predecessor's liability for this matter. In management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

The Company is involved in approximately 25 administrative and judicial proceedings in which it has been identified as a potentially responsible party ("PRP") under the federal Superfund law and its state analogs for the study and clean up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company's future clean-up costs at these sites cannot be reasonably estimated. In management's opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

The Company is currently a defendant in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company intends to vigorously defend the actions unless they can be settled on terms deemed acceptable to the parties.

Item 3. LEGAL PROCEEDINGS-Continued

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities, the Mexican Federal Competition Commission and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of Company was filed on September 1, 2000. On February 11, 1999 a Mexican subsidiary of the Company was notified that the Mexican Federal Competition Commission had initiated an investigation as to possible anticompetitive practices in the citric acid market in Mexico. On November 22, 2000, the Company received an Official Letter of Responsibility from the Mexican Federal Competition Commission relative to this investigation. The reply of the Company was filed on January 30, 2001. On September 11, 2001, the Mexican Federal Competition Commission issued a resolution concluding the investigation and imposing a fine against the Company of approximately $50,000.

On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

Item 3. LEGAL PROCEEDINGS-Continued

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment.

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

Item 3. LEGAL PROCEEDINGS-Continued

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

The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. On March 27, 2000, defendants moved for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On June 28, 2000 and August 11, 2000, plaintiffs filed amended complaints. On September 6, 2000 defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaints. These motions are currently pending.

LYSINE ACTIONS

The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States and two putative class action antitrust suits in Canada involving the sale of lysine in Canada. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Court (General Division) in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Sections 45(1)(c) and 61(1)(b) of the Competition Act. The putative class is comprised of certain indirect purchasers in Ontario during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$25 million for violations of the Competition Act, C$10 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

Item 3. LEGAL PROCEEDINGS-Continued

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On July 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim, however, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim.

CITRIC ACID ACTIONS

The Company, along with other companies, had been named as a defendant in fourteen putative class action antitrust suits and two non-class action antitrust suits involving the sale of citric acid in the United States and five putative class action antitrust suits in Canada involving the sale of citric acid in Canada. Except for the action specifically described below, all such suits have been settled or dismissed.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in five actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed on or about October 4, 1999 in the Superior Court of Justice in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed on or about October 12, 1999 in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The Company has become aware of, but has not yet been formally served with, a third action commenced in Barrie, Ontario in the (Ontario) Superior Court of Justice under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24 million for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10 million for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to the Superior Court of Justice in Toronto, Ontario. The Company, along with

Item 3. LEGAL PROCEEDINGS-Continued

other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July 1991. The applicants seek C$3.1 million, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991. The Company, along with other companies, has been named as a defendant in an action concerning the price at which the Company sold citric acid between 1991 and 1995, commenced in The Supreme Court of British Columbia, encaptioned Sun-Rype Ltd. v. Archer Daniels Midland Company et al., Court File No. L003223 (Vancouver Registry), pursuant to the British Columbia Class Proceedings Act. An unspecified amount of damages is claimed for conspiracy, intentional interference with economic relations and breach of the Competition Act, in addition to punitive and exemplary damages and interest and costs.

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

Item 3. LEGAL PROCEEDINGS-Continued

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

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys fees and costs, restitution and other unspecified relief. One of the putative classes is comprised of certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Nu Laid Foods, Inc. v. Archer Daniels Midland Co., et al., No 39693 (Filed on December 18, 1995, Stanislaus County Superior Court); Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court, and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

Item 3. LEGAL PROCEEDINGS-Continued

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in twelve putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and one putative class action antitrust suit in Canada involving the sale of nucleotides, including monosodium glutamate, in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in an action filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides in Canada. This action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The putative class is comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in this action seek general damages in the amount of C$20 million, punitive and exemplary damages in the amount of C$2 million and "disgorgement of ill-gotten overcharges", plus prejudgment interest.

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court of the District of Minnesota. On June 3, 2001, the Court granted the plaintiffs' motion for class certification.

Item 3. LEGAL PROCEEDINGS-Continued

STATE ACTION. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and in encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the court consolidated all of these cases for pretrial and trial purposes.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2001 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2001 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2001 and is incorporated herein by reference.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2001 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2001 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2001 and 2000

Consolidated statements of earnings--Years ended

June 30, 2001, 2000 and 1999

Consolidated statements of shareholders' equity--Years ended

June 30, 2001, 2000 and 1999

Consolidated statements of cash flows--Years ended

June 30, 2001, 2000 and 1999

Notes to consolidated financial statements--June 30, 2001

Summary of Significant Accounting Policies

Report of Independent Auditors

Quarterly Financial Data (Unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on November 1, 2001 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11. EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" and "Compensation Committee Report" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on November 1, 2001 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is set forth in "Principal Holders of Voting Securities" and "Election of Directors" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on November 1, 2001 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company's annual meeting of Stockholders to be held on November 1, 2001 and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 2001, are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2001 and 2000

Consolidated statements of earnings--Years ended

June 30, 2001, 2000 and 1999

Consolidated statements of shareholders' equity-

Years ended June 30, 2001, 2000 and 1999

Consolidated statements of cash flows--Years ended

June 30, 2001, 2000 and 1999

Notes to consolidated financial statements--June 30, 2001

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K-Continued

(a)(2) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In thousands)
Classification
Allowance for doubtful accounts
1999	$ 50,597	15,212	(11,634)	(6,966)	$ 47,209
2000	$ 47,209	22,230	(26,028)	3,162	$ 46,573
2001	$ 46,573	7,802	(6,235)	(1,124)	$ 47,016

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

(a)(3) LIST OF EXHIBITS

(3)(i) Composite Certificate of Incorporation, as amended, filed as Exhibit (3)(i) to Form 10-K for the year ended June 30, 1999 (File No. 1-44) is incorporated herein by reference.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000, are incorporated herein by reference.

    Instruments defining the rights of security holders, including:

      Indenture dated June 1, 1986 between the registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and Chemical Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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

the $300,000,000 - 6 5/8% Debentures due May 1, 2029.

and the $400,000,000 - 7% Debentures due February 1, 2031.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K-Continued

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

(10) Material Contracts--Copies of the Company's stock option and stock unit plans, deferred compensation plan, and savings and investment plans, pursuant to Instruction (10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K, are incorporated herein by reference as follows:

(i) Exhibits 4(c) and 4(d) to Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993 relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan and Archer Daniels Midland Company Savings and Investment Plan.

(ii) Exhibits 4(c) and 4(d) to Registration Statement No. 333-39605 on Form S-8 dated November 5, 1997 relating to the ADM Savings and Investment Plan for Salaried Employees and the ADM Savings and Investment Plan for Hourly Employees.

(iii) Exhibit 4 to Registration Statement No. 333-51381 on Form S-8 dated April 30, 1998 relating to the Archer-Daniels-Midland Company 1996 Stock Option Plan.

(iv) The Archer-Daniels-Midland Company Stock Unit Plan for Nonemployee Directors (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, (File No. 1-44)).

    Exhibits 4(c) and 4(d) to Registration Statement No. 333-75073 on Form S-8 dated March 26, 1999 relating to the ADM Employee Stock Ownership Plan for Salaried Employees and the ADM Employee Stock Ownership Plan for Hourly Employees.

    The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999 (File No. 1-44)).

    Exhibits 4.3 and 4.4 to Registration Statement No. 333-42612 on Form S-8 dated July 31, 2000 relating to the ADM 401(k) Plan for Salaried Employees and the ADM 401(k) Plan for Hourly Employees, as amended by Post-Effective No. 1 to Registration Statement No. 333-42612 on Form S-8 dated August 8, 2000.

    Exhibit 4.3 to Registration Statement No. 333-67962 on Form S-8 dated August 20, 2001 relating to the ADM Deferred Compensation Plan for Selected Management Employees.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K-Continued

(13) Portions of annual report to shareholders incorporated by reference

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(24) Powers of attorney

(b) Reports on Form 8-K

A Form 8-K was not filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2001

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith

D. J. Smith

Vice President, Secretary

and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ G. A. Andreas	/s/ F. R. Johnson
G. A. Andreas*,	F. R. Johnson*,
Chief Executive and Director	Director
(Principal Executive Officer)
/s/ D. J. Mimran
/s/D. J. Schmalz	D. J. Mimran*,
D. J. Schmalz	Director
Vice President and
Chief Financial Officer	/s/ M. B. Mulroney
(Principal Financial Officer)	M. B. Mulroney*,
Director
/s/S. R. Mills
S. R. Mills	/s/ R. S. Strauss
Vice President and Controller	R. S. Strauss*,
(Controller)	Director

/s/ D. O. Andreas	/s/ J. K. Vanier
D. O. Andreas*	J. K. Vanier*,
Director	Director

/s/ J. R. Block	/s/ O. G. Webb
J. R. Block*,	O. G. Webb*,
Director	Director

/s/ R. R. Burt	/s/ A. Young
R. R. Burt*,	A. Young*,
Director	Director

/s/ Mrs. M. H. Carter	/s/ D. J. Smith
Mrs. M. H. Carter*,	Attorney-in-Fact
Director

/s/ H. de Boon
H. de Boon,
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.