Form 10-Q
period 2001-09-30
ARCHER DANIELS MIDLAND CO
filed 2001-11-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________________ TO ________________________

Commission file number 1-44

ARCHER-DANIELS-MIDLAND COMPANY

(Exact name of registrant as specified in its charter)
Delaware	41-0129150
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
4666 Faries Parkway Box 1470 Decatur, Illinois (Address of principal executive offices)	62525 (Zip Code)

Registrant's telephone number, including area code	217-424-5200

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

Common Stock, no par value - 661,302,451 shares

(October 31, 2001)

PART I - FINANCIAL INFORMATION

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
	THREE MONTHS ENDED SEPTEMBER 30
	2001	2000
	(In thousands, except per share amounts)
Net sales and other operating income	$ 5,504,132	$ 4,634,784
Cost of products sold	5,098,635	4,350,876
	__________	__________
Gross Profit	405,497	283,908
Selling, general and administrative expenses	184,263	169,323
Other expense (income) - net	23,312	(1,604)
	__________	__________
Earnings Before Income Taxes	197,922	116,189
Income taxes	66,304	6,760
	__________	__________
Net Earnings	$ 131,618	$ 109,429
	=========	=========
Average number of shares outstanding	662,613	664,211
Basic and diluted earnings per common share	$0.20	$0.17
Dividends per common share	$0.048	$0.046

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	SEPTEMBER 30, 2001	JUNE 30, 2001
ASSETS	(In thousands)
Current Assets
Cash and cash equivalents	$ 527,913	$ 676,086
Marketable securities	148,878	141,672
Receivables	2,750,636	2,416,432
Inventories	2,850,640	2,631,885
Prepaid expenses	289,439	284,226
	__________	__________
Total Current Assets	6,567,506	6,150,301
Investments and Other Assets
Investments in and advances to affiliates	1,938,297	2,052,222
Long-term marketable securities	540,785	698,629
Other assets	543,648	518,354
	__________	__________
	3,022,730	3,269,205
Property, Plant and Equipment
Land	166,709	155,236
Buildings	2,150,082	2,067,654
Machinery and equipment	9,003,378	8,752,507
Construction in progress	381,717	411,150
Allowances for depreciation	(6,700,426)	(6,466,122)
	__________	__________
	5,001,460	4,920,425
	__________	__________
	$14,591,696	$14,339,931
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
SEPTEMBER 30, 2001	JUNE 30, 2001
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 659,575	$ 875,703
Accounts payable	2,014,878	1,794,684
Accrued expenses	946,865	814,450
Current maturities of long-term debt	395,341	382,144
	__________	__________
Total Current Liabilities	4,016,659	3,866,981
Long-Term Debt	3,382,601	3,351,067
Deferred Liabilities
Income taxes	603,135	644,295
Other	152,952	145,905
	__________	__________
	756,087	790,200
Shareholders' Equity
Common stock	5,605,380	5,608,741
Reinvested earnings	1,286,543	1,187,357
Accumulated other comprehensive loss	(455,574)	(464,415)
	__________	__________
	6,436,349	6,331,683
	__________	__________
	$14,591,696	$14,339,931
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
THREE MONTHS ENDED
SEPTEMBER 30,
2001	2000
(In thousands)

Operating Activities
Net earnings	$ 131,618	$ 109,429
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	140,912	147,431
Deferred income taxes	(7,349)	(6,558)
Amortization of long-term debt discount	13,405	11,717
(Gain) loss on marketable securities transactions	(42,980)	25,710
Stock contributed to employee benefit plans	5,776	22,226
Other - net	45,675	(51,944)
Changes in operating assets and liabilities
Receivables	(205,776)	(55,663)
Inventories	(64,960)	121,272
Prepaid expenses	(19,590)	(28,817)
Accounts payable and accrued expenses	227,256	91,532
	__________	__________
Total Operating Activities	223,987	386,335

Investing Activities
Purchases of property, plant and equipment	(65,146)	(76,740)
Purchases of businesses, net of cash acquired	(51,267)	(3,129)
Investments in and advances to affiliates - net	(6,939)	(36,508)
Purchases of marketable securities	(177,380)	(127,204)
Proceeds from sales of marketable securities	275,723	204,783
Other - net	2,775	457
	__________	__________
Total Investing Activities	(22,234)	(38,341)

Financing Activities
Long-term debt borrowings	5,400	25,000
Long-term debt payments	(9,790)	(11,580)
Net borrowings (payments) under lines of credit agreements	(303,167)	(267,844)
Purchases of treasury stock	(10,817)	(17,502)
Cash dividends	(31,552)	(30,124)
	__________	__________
Total Financing Activities	(349,926)	(302,050)

Increase (Decrease) In Cash And Cash Equivalents	(148,173)	45,944
Cash And Cash Equivalents Beginning Of Year	676,086	477,226
	__________	__________
Cash And Cash Equivalents End Of Year	$ 527,913	$ 523,170
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Certain items in the prior period financial statements have been reclassified to conform to the current period's presentation.

Note 2. New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 142 (SFAS 142) "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new standard on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined the impact of adopting this standard.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Per Share Data

All references to share and per share information have been adjusted for the 5 percent stock dividend paid September 24, 2001.

Note 4. Comprehensive Income

Comprehensive income was $140 million and $92 million for the quarters ended September 30, 2001 and 2000, respectively.

Note 5. Other Expense (Income) - net

	THREE MONTHS ENDED SEPTEMBER 30,
	2001	2000
	(In thousands)
Interest expense	$ 92,254	$ 101,200
Investment income	(33,284)	(36,318)
Net (gain) loss on marketable securities transactions	(55,536)	25,710
Equity in (earnings) losses of affiliates	19,839	(85,156)
Other - net	39	(7,040)
	________	________
	$ 23,312	$ (1,604)
	=========	=========

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Segment Information

The Company is principally engaged in the procuring, transporting, storing, processing and merchandising of agricultural commodities and products. The Company's operations are classified into two reportable business segments: Oilseeds & Corn Processing and Agricultural Services. Each of these segments is organized based upon similar economic characteristics and is similar in the nature of products and services offered, the nature of production processes, the type or class of customer and distribution methods. The Company's remaining operations are included in the Other Segment.

The Oilseeds & Corn Processing Segment processes oilseeds and corn, and sells the resulting processed products as food and feed ingredients and for industrial uses. The Agricultural Services Segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage. Also included in operating profit are the related equity in earnings (losses) of affiliates based on the equity method of accounting. General corporate expenses, investment income, unallocated interest expense, marketable securities transactions and FIFO to LIFO inventory adjustments have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company's reportable segments, see Note 11 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
THREE MONTHS ENDED SEPTEMBER 30,
2001	2000
(In thousands)

Sales to external customers
Oilseeds & Corn Processing	$ 2,824,756	$ 2,613,674
Agricultural Services	1,627,554	1,090,832
Other	1,051,822	930,278
	_________	_________
Total	$ 5,504,132	$ 4,634,784
	=========	=========

Intersegment sales
Oilseeds & Corn Processing	$ 56,540	$ 61,291
Agricultural Services	351,830	327,176
Other	21,929	24,135
	_________	_________
Total	$ 430,299	$ 412,602
	=========	=========

Net sales
Oilseeds & Corn Processing	$ 2,881,296	$ 2,674,965
Agricultural Services	1,979,384	1,418,008
Other	1,073,751	954,413
Intersegment Elimination	(430,299)	(412,602)
	_________	_________
Total	$ 5,504,132	$ 4,634,784
	=========	=========

Operating Profit
Oilseeds & Corn Processing	$ 171,714	$ 72,318
Agricultural Services	15,917	11,869
Other	33,600	133,480
	_________	_________
Total operating profit	221,231	217,667
Corporate	(23,309)	(101,478)
	_________	_________
Earnings before income taxes	$ 197,922	$ 116,189
	=========	=========

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

The Company is principally engaged in procuring, transporting, storing, processing and merchandising agricultural commodities and products. The Oilseeds & Corn Processing Segment processes oilseeds and corn, and sells the resulting processed products as food or feed ingredients or for industrial uses. The Agricultural Services Segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients.

Net sales and other operating income increased 19 percent to $5.5 billion for the quarter due principally to recently acquired grain, feed, oilseeds and cocoa operations and, to a lesser extent, increased sales volumes. Oilseeds & Corn Processing sales increased 8 percent to $2.8 billion due primarily to higher average selling prices and, to a lesser extent, increased sales volumes. These price and volume increases were due principally to continued strong, worldwide demand for protein meal and fiber. Average selling prices for the Company's fuel ethanol increased due to higher gasoline prices, average vegetable oil selling prices rebounded from historically low levels and average selling prices for the Company's sweetener products increased slightly. These selling price increases for fuel ethanol, vegetable oil and sweetener products were offset by lower sales volumes of these products. Agricultural Services sales increased 49 percent to $1.6 billion due principally to recently acquired operations and, to a lesser extent, higher average selling prices of raw agricultural commodities. Other sales increased due primarily to recently acquired feed and cocoa operations and to increased average selling prices for the Company's wheat flour, cocoa and amino acid products. These selling price increases were offset by decreased average selling prices of the Company's food additives products and decreased sales volumes of edible beans.

Cost of products sold increased $748 million to $5.1 billion due principally to recently acquired businesses and, to a lesser extent, to increased raw agricultural commodity prices. Manufacturing costs remained relatively unchanged for the quarter.

Gross profit increased $122 million to $405 million due principally to increased profits in Oilseeds & Corn Processing. Oilseed crush margins improved due to increased protein meal demand and industry-wide plant capacity reductions while corn processing results improved over prior year levels due to lower net corn costs and improved ethanol selling prices. Operating profits of the Company's Agricultural Services Segment increased due primarily to improved results of domestic country elevator operations and Latin American trading operations. Operating profits of the Company's Other Segment declined due to last year's $95 million gain representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interests in wet corn milling and wheat starch production businesses. In addition, the Company recognized lower valuations, for the quarter, of the Company's private equity fund investments. These declines in operating profit were partially offset by improved operating results of the Company's wheat milling, cocoa, bioproducts and protein specialties operations.

Selling, general and administrative expenses increased $15 million for the quarter to $184 million due principally to $14 million of expenses attributable to recently acquired grain, feed, oilseeds and cocoa operations.

Other expense (income) increased $25 million for the quarter to an expense of $23 million due principally to decreased equity in earnings of unconsolidated affiliates. This decrease in earnings of affiliates was due to lower valuations of the Company's private equity fund investments and to last year's gain of $95 million representing the Company's equity share of the gain reported by CIP upon the sale of its interests in wet corn milling and wheat starch production businesses. These decreases were partially offset by realized gains on marketable securities transactions for the quarter of $56 million compared to realized losses on marketable securities transactions of $26 million for the comparable period of a year ago.

Income taxes increased for the quarter primarily due to higher pretax earnings and to no taxes being provided on the gain related to the aforementioned CIP transaction. CIP is a foreign corporate joint venture and CIP intends to permanently reinvest the proceeds from the sale transaction. The Company's effective income tax rate for the quarter was 33.5% compared to an effective rate of 32.5%, excluding the effect of the CIP transaction, for the comparable period of a year ago.

Liquidity and Capital Resources

At September 30, 2001, the Company continued to show substantial liquidity with working capital of $2.6 billion. Capital resources remained strong as reflected in the Company's net worth of $6.4 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt, deferred liabilities and shareholders' equity) at both September 30, 2001 and 2000 was approximately 32 percent. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances. In 2000, the Company voluntarily disclosed certain other permit exceedances at the same facility. In 1998, the State of Illinois filed a civil administrative action against the Company alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one-time release of denatured ethanol at one of the Company's Illinois distribution facilities. The Company is in discussions with the Illinois EPA to settle all of the pending matters with the State. In January 2000, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. That matter has been referred to the Department of Justice ("DOJ"), and the Company has met with the U.S. EPA and DOJ regarding settlement of that matter. In management's opinion, the settlement of these proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

On July 31, 2000, the federal environmental authorities in Brazil ("IBAMA") issued an administrative notice to the Company requiring payment of approximately $5.6 million for discharge of industrial wastewater from its facility located in Rondonopolis. The Company appealed that penalty, and the penalty was reduced to approximately $400,000. The Company pursued a further appeal and in October 2001 the Company obtained a favorable ruling on the appeal and no penalty was assessed. Also, in December 2000, IBAMA notified the Company that it had not fulfilled certain agreements its predecessor had entered into regarding tree farming required to allow the harvesting of wood for fuel use. A penalty of approximately $750,000 was proposed based on the wood growth shortfall. The Company submitted evidence that the growth shortfall was approximately one-third of that estimated by the government and IBAMA generally accepted that figure. In May 2001, the Company entered into a settlement which imposed no penalty, but requires implementation of a reforesting project anticipated to cost approximately $200,000.

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

LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

The Company is currently a defendant in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company intends to vigorously defend these actions unless they can be settled on terms deemed acceptable to the parties.

GOVERNMENTAL MATTERS

Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the DOJ, have been investigating possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constituted a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand juries in the Northern Districts of Illinois (lysine) and Georgia (high fructose corn syrup) have been closed.

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of Company was filed on September 1, 2000. On October 2, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 10.3 million. The Company intends to appeal this decision. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. The class plaintiffs have noticed an appeal of this order to the United States Court of Appeals for the Seventh Circuit.

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS, and was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On August 29, 2001, the Court stayed this case pending the conclusion of the appeal of the class plaintiffs in In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477.

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. On March 27, 2000, defendants moved for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On June 28, 2000, and August 11, 2000, plaintiffs filed amended complaints. On September 6, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaints. These motions are currently pending.

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

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On June 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim, however, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. On July 24, 2001, plaintiffs noticed an appeal of that part of the Court's order granting defendants' summary judgment motion. On October 9, 2001, the Court denied plaintiffs' motion to amend, alter or vacate the Court's dismissal of the unjust enrichment claim.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in five actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed on or about October 4, 1999 in the Superior Court of Justice in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed on or about October 12, 1999 in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The third action was filed in the Superior Court of Justice in Barrie, Ontario under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24 million for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10 million for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to the Superior Court of Justice in Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July 1991. The applicants seek C$3.1 million, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991. The Company, along with other companies, has been named as a defendant in an action concerning the price at which the Company sold citric acid between 1991 and 1995, commenced in The Supreme Court of British Columbia, encaptioned Sun-Rype Ltd. v. Archer Daniels Midland Company et al., Court File No. L003223 (Vancouver Registry), pursuant to the British Columbia Class Proceedings Act. An unspecified amount of damages is claimed for conspiracy, intentional interference with economic relations and breach of the Competition Act, in addition to punitive and exemplary damages and interest and costs. The plaintiffs and defendants in the five actions described above have executed a settlement agreement pursuant to which the Company will pay the plaintiffs C$2.23 million. The settlement agreement was approved by the Ontario and British Columbia courts on October 23, 2001 and November 9, 2001, respectively, and is subject to the approval of the court in Quebec.

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. One of the putative classes is comprised of certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court, and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in twelve putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits in Canada involving the sale of nucleotides, including monosodium glutamate, in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011.

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court for the District of Minnesota. On June 3, 2001, the Court granted the plaintiffs' motion for class certification. The parties are currently in discovery.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

(3)(i) Composite Certificate of Incorporation, as amended.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31,2000, are incorporated herein by reference.

b) A Form 8-K was not filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Vice President

and Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Vice President, Secretary and

General Counsel

Dated: November 13, 2001