Form 10-Q
period 2001-12-31
ARCHER DANIELS MIDLAND CO
filed 2002-02-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Common Stock, no par value - 654,571,019 shares

(January 31, 2002)

PART I - FINANCIAL INFORMATION

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

THREE MONTHS ENDED
DECEMBER 31,
2001	2000
___________________________
(In thousands, except per share amounts)

Net sales and other operating income	$ 5,554,224	$ 4,940,999

Cost of products sold	5,046,936	4,524,691
	__________	__________
Gross Profit	507,288	416,308

Selling, general and administrative expenses	209,746	187,443

Other expense (income) - net	71,941	44,262
	__________	__________
Earnings Before Income Taxes	225,601	184,603

Income taxes	75,576	59,996
	__________	__________
Net Earnings	$ 150,025	$ 124,607
	=========	=========

Average number of shares outstanding	660,285	665,072

Basic and diluted earnings per common share	$ .23	$ .19

Dividends per common share	$ .05	$ .048

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

SIX MONTHS ENDED
DECEMBER 31,
2001	2000
____________________________
(In thousands, except per share amounts)

Net sales and other operating income	$ 11,058,356	$ 9,575,783

Cost of products sold	10,145,571	8,875,567
	__________	__________
Gross Profit	912,785	700,216

Selling, general and administrative expenses	394,009	356,766

Other expense (income) - net	95,253	42,658
	__________	__________
Earnings Before Income Taxes	423,523	300,792

Income taxes	141,880	66,756
	__________	__________
Net Earnings	$ 281,643	$ 234,036
	=========	=========

Average number of shares outstanding	661,446	664,642

Basic and diluted earnings per common share	$ .43	$ .36

Dividends per common share	$ .098	$ .094

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

DECEMBER 31,	JUNE 30,
2001	2001
___________________________
(In thousands)

ASSETS

Current Assets
Cash and cash equivalents	$ 878,513	$ 676,086
Marketable securities	148,581	141,672
Receivables	2,489,286	2,416,432
Inventories	3,272,616	2,631,885
Prepaid expenses	289,739	284,226
	__________	__________
Total Current Assets	7,078,735	6,150,301

Investments and Other Assets
Investments in and advances to affiliates	1,874,776	2,052,222
Long-term marketable securities	772,881	698,629
Other assets	512,480	518,354
	__________	__________
	3,160,137	3,269,205

Property, Plant and Equipment
Land	170,513	155,236
Buildings	2,159,590	2,067,654
Machinery and equipment	9,094,293	8,752,507
Construction in progress	335,586	411,150
Allowances for depreciation	(6,804,267)	(6,466,122)
	__________	__________
	4,955,715	4,920,425
	__________	__________
	$15,194,587	$14,339,931
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

DECEMBER 31,	JUNE 30,
2001	2001
____________________________
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt	$ 749,364	$ 875,703
Accounts payable	2,450,883	1,794,684
Accrued expenses	972,499	814,450
Current maturities of long-term debt	426,986	382,144
	__________	__________
Total Current Liabilities	4,599,732	3,866,981

Long-Term Debt	3,359,567	3,351,067

Deferred Liabilities
Income taxes	620,011	644,295
Other	154,511	145,905
	__________	__________
	774,522	790,200

Shareholders' Equity
Common stock	5,498,356	5,608,741
Reinvested earnings	1,403,493	1,187,357
Accumulated other comprehensive loss	(441,083)	(464,415)
	__________	__________

	6,460,766	6,331,683
	__________	__________
	$15,194,587	$14,339,931
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED
DECEMBER 31,
2001	2000
____________________________
(In thousands)

Operating Activities

Net earnings	$ 281,643	$ 234,036
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	282,436	292,972
Deferred income taxes	2,574	11,113
Amortization of long-term debt discount	27,408	23,958
(Gain) loss on marketable securities transactions	(37,311)	24,998
Stock contributed to employee benefit plans	14,630	28,389
Other - net	52,540	(48,284)
Changes in operating assets and liabilities
Receivables	58,135	(119,267)
Inventories	(473,015)	(182,576)
Prepaid expenses	(14,013)	(70,343)
Accounts payable and accrued expenses	668,777	219,616
	___________	___________
Total Operating Activities	863,804	414,612

Investing Activities

Purchases of property, plant and equipment	(171,964)	(147,544)
Purchases of businesses, net of cash acquired	(51,775)	(3,129)
Investments in and advances to affiliates - net	(18,432)	(112,479)
Purchases of marketable securities	(335,765)	(333,859)
Proceeds from sales of marketable securities	328,358	427,903
Other - net	5,358	(16,878)

	___________	___________
Total Investing Activities	(244,220)	(185,986)

Financing Activities

Long-term debt borrowings	6,210	31,907
Long-term debt payments	(15,598)	(29,142)
Net payments under lines of credit agreements	(213,635)	(87,594)
Purchases of treasury stock	(129,507)	(17,502)
Payment of cash dividends	(64,627)	(61,795)
	___________	___________
Total Financing Activities	(417,157)	(164,126)
	___________	___________
Increase In Cash And Cash Equivalents	202,427	64,500
Cash And Cash Equivalents Beginning Of Period	676,086	477,226
	___________	___________
Cash And Cash Equivalents End Of Period	$ 878,513	$ 541,726
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

Note 4. Comprehensive Income

Comprehensive income was $165 million and $269 million for the quarter ended December 31, 2001 and 2000, respectively. Comprehensive income was $305 million and $361 million for the six months ended December 31, 2001 and 2000, respectively.

Note 5. Other Expense (Income) - net

THREE MONTHS ENDED		SIX MONTHS ENDED
DECEMBER 31,		DECEMBER 31,
2001	2000	2001	2000
_______________________		_______________________
(In thousands)		(In thousands)

Interest expense	$ 92,465	$ 99,470	$ 184,719	$ 200,670
Investment income	(26,636)	(43,414)	(59,920)	(79,732)
Net (gain) loss on securities transactions	19,983	(562)	(35,553)	25,148
Equity in (earnings) losses of affiliates	(8,973)	(10,258)	10,866	(95,414)
Other - net	(4,898)	(974)	(4,859)	(8,014)
	___________	___________	___________	___________
	$ 71,941	$ 44,262	$ 95,253	$ 42,658
	==========	==========	==========	==========

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

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED		SIX MONTHS ENDED
DECEMBER 31,		DECEMBER 31,
2001	2000	2001	2000
______________________		______________________
(In thousands)		(In thousands)

Sales to external customers
Oilseeds & Corn Processing	$ 2,584,897	$ 2,406,158	$ 5,409,653	$ 5,019,832
Agricultural Services	1,864,875	1,538,560	3,492,429	2,629,392
Other	1,104,452	996,281	2,156,274	1,926,559
	___________	___________	___________	___________
Total	$ 5,554,224	$ 4,940,999	$ 11,058,356	$ 9,575,783
	==========	==========	==========	==========

Intersegment sales
Oilseeds & Corn Processing	$ 53,050	$ 59,989	$ 109,590	$ 121,280
Agricultural Services	560,493	490,045	912,323	817,221
Other	22,838	24,045	44,767	48,180
	___________	___________	___________	___________
Total	$ 636,381	$ 574,079	$ 1,066,680	$ 986,681
	==========	==========	==========	==========

Net sales
Oilseeds & Corn Processing	$ 2,637,947	$ 2,466,147	$ 5,519,243	$ 5,141,112
Agricultural Services	2,425,368	2,028,605	4,404,752	3,446,613
Other	1,127,290	1,020,326	2,201,041	1,974,739
Intersegment Elimination	(636,381)	(574,079)	(1,066,680)	(986,681)
	___________	___________	___________	___________
Total	$ 5,554,224	$ 4,940,999	$ 11,058,356	$ 9,575,783
	==========	==========	==========	==========

Operating profit
Oilseeds & Corn Processing	$ 179,405	$ 153,060	$ 351,119	$ 225,378
Agricultural Services	74,027	41,245	89,944	53,114
Other	87,882	72,788	121,482	206,268
	___________	___________	___________	___________
Total	341,314	267,093	562,545	484,760
Corporate	(115,713)	(82,490)	(139,022)	(183,968)
	___________	___________	___________	___________
Earnings before income taxes	$ 225,601	$ 184,603	$ 423,523	$ 300,792
	==========	==========	==========	==========

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

Net sales and other operating income increased 12 percent to $5.6 billion for the quarter and increased 15 percent to $11.1 billion for the six months primarily due to recently-acquired grain, feed, oilseeds and cocoa operations and, to a lesser extent, increased sales volumes and prices. Oilseeds & Corn Processing sales increased 7 percent to $2.6 billion for the quarter and increased 8 percent to $5.4 billion for the six months due primarily to higher average selling prices and, to a lesser extent, increased sales volumes. These increases were due primarily to continued strong, worldwide demand for protein meal and fiber and higher average vegetable oil selling prices rebounding from historic low levels. Average fuel ethanol selling prices were flat for the quarter but increased for the six months due to higher gasoline prices. Average sweetener products selling prices increased slightly during the quarter and six months. The selling price increases for fuel ethanol and sweeteners were offset by lower sales volumes for these products. Agricultural Services sales increased 21 percent to $1.9 billion for the quarter and increased 33% to $3.5 billion for the six months due principally to recently acquired operations. Other sales increased for the quarter and six months due primarily to recently acquired feed and cocoa operations and to increased selling prices for wheat flour, cocoa, and amino acid products. These increases were partially offset by decreased average selling prices of food additives products and decreased sales volumes of edible beans.

Cost of products sold increased $522 million to $5 billion for the quarter and increased $1.3 billion to $10.1 billion for the six months due primarily to recently-acquired businesses and, to a lesser extent, increased raw agricultural commodity prices. Manufacturing costs remained relatively unchanged for the quarter and six months.

Gross profit increased $91 million to $507 million for the quarter due to increased profits in all operating segments. Gross profit increased $213 million to $913 million for the six months due to increased operating profits in Oilseeds & Corn Processing and Agricultural Services. Oilseeds & Corn Processing operating profits increased due to improved oilseed crush margins resulting from increased protein meal demand and improved plant capacity utilization. This increase was partially offset by lower ethanol sales volumes. Agricultural Services operating profits increased due primarily to increased trading volumes and improved results of international trading operations. Operating profits of the Company's Other segment increased during the quarter due primarily to a $40 million gain from the partial settlement of vitamin antitrust litigation and improved operating results of the Company's wheat milling and protein specialties operations. These increases in operating profits for the quarter were partially offset by a $30 million decrease due to lower valuations of the Company's private equity fund investments. Operating profits of the Other segment for the six months decreased due to last year's $95 million gain representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interests in wet corn milling and wheat starch production businesses. The Company recognized a $52 million decline in its private equity fund investments for the six months due to lower valuations. These declines were partially offset by a $40 million gain from the partial settlement of vitamin antitrust litigation and improved operating results of the Company's wheat milling and protein specialties operations.

Selling, general, and administrative expenses increased $22 million for the quarter to $210 million and increased $37 million for the six months to $394 million due principally to recently-acquired grain, feed, oilseeds and cocoa operations.

Other expense (income) increased $28 million for the quarter to $72 million due principally to losses on securities transactions and to decreased investment income resulting from lower average investing rates. The securities loss reflects a write-off of the Company's investments in the Rooster and Pradium e-commerce ventures. Other expense (income) increased $53 million for the six months to $95 million due principally to decreased equity in earnings of unconsolidated affiliates partially offset by gains on securities transactions. The decrease in earnings of affiliates was due primarily to a $52 million decline in the Company's private equity fund investments due to lower valuations and to last year's gain of $95 million representing the Company's equity share of the gain reported by CIP upon the sale of its interests in wet corn milling and wheat starch production businesses. These decreases were partially offset by realized gains on securities transactions for the six months of $36 million compared to realized losses on securities transactions of $25 million for the comparable period of a year ago.

Income taxes increased for the quarter primarily due to higher pretax earnings. For the six months, income taxes increased principally due to higher pretax earnings and to no taxes being provided on the gain related to the aforementioned CIP transaction. CIP is a foreign corporate joint venture and CIP intends to permanently reinvest the proceeds from the sale transaction. The Company's effective income tax rate for the quarter and six months, excluding the effect of the CIP transaction, were 33.5% compared to an effective rate of 32.5% for the comparable periods of a year ago.

Liquidity and Capital Resources

At December 31, 2001, the Company continued to show substantial liquidity with working capital of $2.5 billion. Capital resources remained strong as reflected in the Company's net worth of $6.5 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt, deferred liabilities and shareholders' equity) at both December 31, 2001 and June 30, 2001 was approximately 32 percent. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999, the Illinois EPA issued a Notice of Violation relating to those exceedances. In 2000, the Company voluntarily disclosed certain other permit exceedances at the same facility. In 1998, the State of Illinois filed a civil administrative action against the Company alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one-time release of denatured ethanol at one of the Company's Illinois distribution facilities. The Company is in discussions with the Illinois EPA to settle all of the pending matters with the State. In January 2000, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. That matter has been referred to the Department of Justice ("DOJ"), and the Company has met with the U.S. EPA and DOJ regarding settlement of that matter. In management's opinion, the settlement of these proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse affect on the Company's financial condition or results of operations.

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. On December 17, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 39.69 million. The Company intends to appeal this decision. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on September 1, 2000. On October 2, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 10.3 million. The Company has appealed this decision. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

The ultimate outcome of the proceedings of the Commission of the European Communities and the ultimate outcome and materiality of the proceedings of the Brazilian Department of Protection and Economic Defense cannot presently be determined. The Company may become the subject of similar antitrust investigations conducted by the applicable regulatory authorities of other countries.

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

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On June 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim. However, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. On July 24, 2001, plaintiffs noticed an appeal of that part of the Court's order granting defendants' summary judgment motion. On October 9, 2001, the Court denied plaintiffs' motion to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. The plaintiffs subsequently noticed an appeal of the Court's order dated June 19, 2001 regarding the unjust enrichment claim. These appeals are currently pending in the Alabama Supreme Court.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et alCourt File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011.

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

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes.

Item 4. Submission of matters to a vote of Security Holders:

The Annual Meeting of Shareholders was held on November 2, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:
Nominee	Shares Cast For	Shares Withheld
G. A. Andreas	552,465,449	12,307,047
M. H. Carter	554,952,712	9,819,784
H. de Boon	555,213,788	9,558,708
R. S. Joslin	555,112,952	9,659,544
S. A. McMurtrie	552,449,444	12,323,052
D. J. Mimran	555,202,996	9,569,500
M. B. Mulroney	552,417,121	12,355,375
J. K. Vanier	554,647,236	10,125,260
O. G. Webb	555,087,137	9,685,359
A. Young	554,533,871	10,238,625

There were no abstentions or broker non-votes regarding the election of directors.

    The appointment by the Board of Directors of Ernst & Young LLP as independent auditors to audit the accounts of the Company for the fiscal year ending June 30, 2002 was ratified as follows:

For	Against	Abstain
556,708,153	5,564,976	2,499,367

    Amendment of Article Fourth of the Certificate of Incorporation of the Company increasing the authorized common stock without par value from 800,000,000 shares to 1,000,000,000 was ratified as follows:

For	Against	Abstain
550,472,564	10,955,266	3,344,666

    The Stockholders Proposal relative to cumulative voting was defeated as follows:

For	Against	Abstain
159,658,312	299,135,090	19,747,218

    The Stockholders Proposal relative to limits on stock options was defeated as follows:

For	Against	Abstain
17,433,920	455,041,940	6,064,760

    The Stockholders Proposal relative to board diversity was defeated as follows:

For	Against	Abstain
2,640,872	467,536,475	8,363,273

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

(3)(i) Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000, are incorporated herein by reference.

b) A Form 8-K was not filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President

and Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Senior Vice President, Secretary and

General Counsel

Dated: February 13, 2002