Form 10-Q
period 2002-03-31
ARCHER DANIELS MIDLAND CO
filed 2002-05-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Common Stock, no par value - 651,537,536 shares

(April 30, 2002)

PART I - FINANCIAL INFORMATION

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
THREE MONTHS ENDED
March 31,
2002	2001
(In thousands, except per share amounts)

Net sales and other operating income	$ 5,326,399	$ 5,130,346

Cost of products sold	4,936,156	4,760,694

Gross Profit	390,243	369,652

Selling, general and administrative expenses	199,713	186,771

Other expense (income) - net	14,312	44,883

Earnings Before Income Taxes	176,218	137,998

Income taxes	59,034	44,849

Net Earnings	$ 117,184	$ 93,149

Average number of shares outstanding	653,586	665,541

Basic and diluted earnings per common share	$ .18	$ .14

Dividends per common share	$ .05	$ .048

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
NINE MONTHS ENDED
March 31,
2002	2001
(In thousands, except per share amounts)

Net sales and other operating income	$ 16,384,755	$ 14,706,129

Cost of products sold	15,081,727	13,636,261

Gross Profit	1,303,028	1,069,868

Selling, general and administrative expenses	593,722	543,537

Other expense (income) - net	109,565	87,541

Earnings Before Income Taxes	599,741	438,790

Income taxes	200,914	111,605

Net Earnings	$ 398,827	$ 327,185

Average number of shares outstanding	658,868	664,937

Basic and diluted earnings per common share	$ .61	$ .50

Dividends per common share	$ .148	$ .142

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2002	2001
(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$ 911,375	$ 676,086
Marketable securities	118,442	141,672
Receivables	2,630,052	2,416,432
Inventories	3,390,009	2,631,885
Prepaid expenses	309,067	284,226

Total Current Assets	7,358,945	6,150,301

Investments and Other Assets
Investments in and advances to affiliates	1,721,388	2,052,222
Long-term marketable securities	812,022	698,629
Other assets	511,403	518,354

	3,044,813	3,269,205

Property, Plant and Equipment
Land	168,681	155,236
Buildings	2,174,043	2,067,654
Machinery and equipment	9,156,040	8,752,507
Construction in progress	336,079	411,150
Allowances for depreciation	(6,920,420)	(6,466,122)

	4,914,423	4,920,425

	$15,318,181	$14,339,931

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2002	2001
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 691,363	$ 875,703
Accounts payable	2,422,457	1,794,684
Accrued expenses	1,083,489	814,450
Current maturities of long-term debt	441,440	382,144

Total Current Liabilities	4,638,749	3,866,981

Long-Term Debt	3,369,478	3,351,067

Deferred Credits
Income taxes	618,707	644,295
Other	197,006	145,905

	815,713	790,200

Shareholders' Equity
Common stock	5,454,169	5,608,741
Reinvested earnings	1,487,966	1,187,357
Accumulated other comprehensive loss	(447,894)	(464,415)

	6,494,241	6,331,683

	$15,318,181	$14,339,931

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
NINE MONTHS ENDED
MARCH 31,
2002	2001
(In thousands)

Operating Activities
Net earnings	$ 398,827	$ 327,185
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	422,829	432,869
Deferred income taxes	(12,165)	8,019
Amortization of long-term debt discount	41,731	36,487
(Gain) loss on marketable securities transactions	(37,311)	24,853
Stock contributed to employee benefit plans	20,029	34,453
Other - net	5,994	(52,464)
Changes in operating assets and liabilities
Receivables	88,664	60,595
Inventories	(323,916)	109,076
Prepaid expenses	(39,399)	(103,073)
Accounts payable and accrued expenses	634,155	(346,740)

Total Operating Activities	1,199,438	531,260

Investing Activities
Purchases of property, plant and equipment	(244,103)	(213,141)
Purchases of businesses, net of cash acquired	(29,212)	(3,129)
Investments in and advances to affiliates - net	4,771	(144,633)
Purchases of marketable securities	(387,850)	(365,001)
Proceeds from sales of marketable securities	411,858	602,791
Other - net	1,928	(23,966)

Total Investing Activities	(242,608)	(147,079)

Financing Activities
Long-term debt borrowings	7,420	429,124
Long-term debt payments	(24,124)	(34,862)
Net payments under lines of credit agreements	(450,537)	(564,102)
Purchases of treasury stock	(156,962)	(17,502)
Payment of cash dividends	(97,338)	(93,482)

Total Financing Activities	(721,541)	(280,824)

Increase In Cash And Cash Equivalents	235,289	103,357
Cash And Cash Equivalents Beginning Of Period	676,086	477,226

Cash And Cash Equivalents End Of Period	$ 911,375	$ 580,583

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) was $112 million and ($138) million for the quarters ended March 31, 2002 and 2001, respectively. Comprehensive income was $417 million and $223 million for the nine months ended March 31, 2002 and 2001, respectively.

Note 5. Other Expense (Income) - net

THREE MONTHS ENDED		NINE MONTHS ENDED
MARCH 31,		MARCH 31,
2002	2001	2002	2001
(In thousands)		(In thousands)

Interest expense	$ 88,460	$ 100,761	$ 273,179	$ 301,431
Investment income	(26,562)	(35,469)	(86,482)	(115,201)
Net (gain) loss on securities transactions	(1,909)	(359)	(37,462)	24,789
Equity in (earnings) losses of affiliates	(46,522)	(5,052)	(35,656)	(100,466)
Other - net	845	(14,998)	(4,014)	(23,012)
	____________	____________	____________	____________
	$ 14,312	$ 44,883	$ 109,565	$ 87,541
	===========	===========	===========	===========

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

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED		NINE MONTHS ENDED
MARCH 31,		MARCH 31,
2002	2001	2002	2001
(In thousands)		(In thousands)

Sales to external customers
Oilseeds & Corn Processing	$ 2,537,419	$ 2,489,645	$ 7,947,072	$ 7,509,477
Agricultural Services	1,775,724	1,605,639	5,268,153	4,235,031
Other	1,013,256	1,035,062	3,169,530	2,961,621
	___________	___________	___________	___________
Total	$ 5,326,399	$ 5,130,346	$ 16,384,755	$ 14,706,129
	==========	==========	==========	==========

Intersegment sales
Oilseeds & Corn Processing	$ 59,663	$ 58,515	$ 169,253	$ 179,795
Agricultural Services	504,757	478,465	1,417,080	1,295,686
Other	23,450	24,026	68,217	72,206
	___________	___________	___________	___________
Total	$ 587,870	$ 561,006	$ 1,654,550	$ 1,547,687
	==========	==========	==========	==========

Net sales
Oilseeds & Corn Processing	$ 2,597,082	$ 2,548,160	$ 8,116,325	$ 7,689,272
Agricultural Services	2,280,481	2,084,104	6,685,233	5,530,717
Other	1,036,706	1,059,088	3,237,747	3,033,827
Intersegment Elimination	(587,870)	(561,006)	(1,654,550)	(1,547,687)
	___________	___________	___________	___________
Total	$ 5,326,399	$ 5,130,346	$ 16,384,755	$ 14,706,129
	==========	==========	==========	==========

Operating profit
Oilseeds & Corn Processing	$ 138,044	$ 135,548	$ 489,163	$ 360,926
Agricultural Services	38,117	20,663	128,061	73,777
Other	77,841	55,797	199,323	262,065
	___________	___________	___________	___________
Total	254,002	212,008	816,547	696,768
Corporate	(77,784)	(74,010)	(216,806)	(257,978)
	___________	___________	___________	___________
Earnings before income taxes	$ 176,218	$ 137,998	$ 599,741	$ 438,790
	==========	==========	==========	==========

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

Net sales and other operating income increased $196 million to $5.3 billion for the quarter due to recently-acquired grain, feed, oilseeds, and cocoa operations. Net sales and other operating income increased $1.7 billion to $16.4 billion for the nine months due to recently-acquired grain, feed, oilseeds, and cocoa operations, and to a lesser extent, increased sales volumes and prices. Oilseeds and Corn Processing sales increased 2 percent to $2.5 billion for the quarter and increased 6 percent to $7.9 billion for the nine months primarily due to increased sales volumes and, to a lesser extent, higher average selling prices. These increases were due primarily to continued strong, worldwide demand for protein meal and fiber and higher average vegetable oil selling prices rebounding from historic low levels. These increases were partially offset by lower ethanol sales volumes. Agricultural Services sales increased 11 percent to $1.8 billion for the quarter and increased 24 percent to $5.3 billion for the nine months due principally to recently acquired operations. Other sales decreased slightly for the quarter due to reductions in amino acid selling prices and cocoa sales volumes partially offset by recently acquired feed and cocoa operations. The reduction in amino acid selling prices and cocoa sales volumes are due primarily to excess production capacity in those industries. Other sales increased for the nine months due primarily to recently-acquired feed and cocoa operations and to increased selling prices for wheat flour products. These increases were partially offset by decreased average selling prices of food additives and amino acid products, and decreased sales volumes of cocoa products and edible beans.

Cost of products sold increased $175 million to $4.9 billion for the quarter and increased $1.4 billion to $15.1 billion for the nine months due primarily to recently-acquired businesses. Manufacturing costs remained relatively unchanged for the quarter and nine months.

Gross profit increased $21 million to $390 million for the quarter due to increased profits in all operating segments. Gross profit increased $233 million to $1.3 billion for the nine months due to increased operating profits in Oilseeds & Corn Processing and Agricultural Services. Oilseeds & Corn Processing operating profits increased due to improved oilseed crush margins resulting from increased protein meal demand and improved plant capacity utilization. This increase was partially offset by lower ethanol sales volumes. Agricultural Services operating profits increased due primarily to increased trading volumes and improved results of international trading operations. Operating profits of the Company's Other segment increased during the quarter due primarily to a $14 million gain from the partial settlement of vitamin antitrust litigation and improved results of the Company's private equity fund investments, wheat milling and protein specialties operations. These increases in operating profits for the quarter were partially offset by a decrease in operating results of the Company's cocoa and bioproducts operations. Operating profits of the Other segment for the nine months decreased due to last year's $95 million gain representing the Company's equity share of the gain reported by the Company's unconsolidated affiliate, Compagnie Industrelle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interests in wet corn milling and wheat starch production businesses. The Company recognized a $45 million decline in its private equity fund investments for the nine months due to lower valuations. Additionally, the results of the Company's cocoa operations declined from prior year levels due principally to reduced grinding margins created by excess butter stocks. These declines were partially offset by a $54 million gain from the partial settlement of vitamin antitrust litigation and improved results of the Company's wheat milling and protein specialties operations. Subsequent to March 31, 2002, the Company received an additional $95 million related to the vitamin antitrust litigation which will be included in fourth quarter operating results.

Selling, general, and administrative expenses increased $13 million for the quarter to $200 million and increased $50 million for the nine months to $594 million due principally to recently-acquired grain, feed, oilseeds and cocoa operations.

Other expense (income) decreased $31 million for the quarter to $14 million due principally to increased equity in earnings of unconsolidated affiliates partially offset by $7 million of fee income received in the prior year related to the breakup of an IBP, Inc. acquisition transaction. The increased equity in earnings of unconsolidated affiliates relates principally to improved results of Toepfer trading operations, Gruma masa flour operations, CIP, and private equity funds. Other expense (income) increased $22 million for the nine months to $110 million due principally to decreased equity in earnings of unconsolidated affiliates, partially offset by gains on securities transactions. The decrease in equity in earnings of affiliates was due primarily to a $45 million decline in the Company's private equity fund investments due to lower valuations and to last year's gain of $95 million representing the Company's share of the gain reported by CIP upon the sale of its interests in wet corn milling and wheat starch production businesses, partially offset by improved results of Toepfer trading and Gruma flour operations. These decreases were partially offset by realized gains on securities transactions for the nine months of $37 million compared to realized losses on securities transactions of $25 million for the comparable period of a year ago.

Income taxes increased for the quarter primarily due to higher pretax earnings. For the nine months, income taxes increased principally due to higher pretax earnings and to no taxes being provided in the prior year on the gain related to the aforementioned CIP transaction. CIP is a foreign corporate joint venture and CIP intends to permanently reinvest the proceeds from the sale transaction. The Company's effective income tax rate for the quarter and nine months, excluding the effect of the CIP transaction, was 33.5% compared to an effective rate of 32.5% for the comparable periods of a year ago.

Liquidity and Capital Resources

At March 31, 2002, the Company continued to show substantial liquidity with working capital of $2.7 billion. Capital resources remained strong as reflected in the Company's net worth of $6.5 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt, deferred liabilities and shareholders' equity) at both March 31, 2002 and June 30, 2001 was approximately 32 percent. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2002.

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. On December 17, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 39.69 million. The Company has appealed this decision. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of Company was filed on September 1, 2000. On October 2, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 10.3 million. The Company has appealed this decision. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. The class plaintiffs have appealed this order to the United States Court of Appeals for the Seventh Circuit.

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

The Company, along with other companies, also has been named a defendant in a putative class action antitrust suit filed in Alabama state court. The Alabama action alleges violations of the Alabama, Michigan and Minnesota antitrust laws, including allegations that defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seeks an injunction against continued illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in the Alabama action comprises certain indirect purchasers in Alabama, Michigan and Minnesota during the period March 18, 1994 to March 18, 1996. This action was filed on March 18, 1996 in the Circuit Court of Coosa County, Alabama, and is encaptioned Caldwell v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-17. On April 23, 1997, the court granted the defendants' motion to sever and dismiss the non-Alabama claims. On March 27, 2000, defendants moved for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On June 28, 2000, and August 11, 2000, plaintiffs filed amended complaints. On September 6, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaints. On April 5, 2002, the Court granted defendants' motions.

LYSINE ACTIONS

The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States and two putative class action antitrust suits in Canada involving the sale of lysine in Canada. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Superior Court of Justice in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Part VI of the Competition Act and for damages for the civil tort of conspiracy and intentional interference with economic relations. The putative class is comprised of all corporations in Canada and all consumers, other than those in the Province of Quebec, who purchased lysine, products containing lysine, or products derived from animals that consumed lysine during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$15 million for violations of the Competition Act, C$30 million as damages for alleged tortious conduct, C$5 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99CP. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in five actions filed pursuant to the Class Proceedings Act, 1992, in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of citric acid in Canada. One of these actions was filed on or about October 4, 1999 in the Superior Court of Justice in Newmarket, Ontario, and encaptioned Ashworth v. Archer-Daniels-Midland Company, et al., Court file No. 53510/99. The putative class is comprised of certain indirect purchasers in Ontario during the period from July 1, 1991 to June 27, 1995. The plaintiffs in this action seek general damages in the amount of C$30 million and punitive and exemplary damages in the amount of C$30 million, interest, costs and fees. The second action was filed on or about October 12, 1999 in the Superior Court of Justice in London, Ontario, and encaptioned Fairlee Fruit Juice Limited v. Archer-Daniels-Midland Company, et al., Court File No. 32562/99. The plaintiffs in this action seek general damages in the amount of C$300 million, punitive and exemplary damages in the amount of C$20 million, interest, costs and fees. The third action was filed in the Superior Court of Justice in Barrie, Ontario under the Class Proceedings Act. In that action, encaptioned E. D. Smith & Sons, Limited v. Archer Daniels Midland Company et al., Court File No. 99-B673, the putative class is persons or corporations who were resident or carried on business in Ontario and who were direct and indirect purchasers of citric acid between July 1, 1991 and July 27, 1995. The action claims damages in the amount of C$24 million for breach of the Competition Act, conspiracy and infliction of economic injury, plus C$10 million for punitive, exemplary and aggravated damages, plus interest and costs. All three Ontario actions referred to above have now been transferred to the Superior Court of Justice in Toronto, Ontario. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of citric acid in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec since July 1991. The applicants seek C$3.1 million, the costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al. v. Archer-Daniels-Midland-Company, et al., Court No.500-06-000094-991. The Company, along with other companies, has been named as a defendant in an action concerning the price at which the Company sold citric acid between 1991 and 1995, commenced in The Supreme Court of British Columbia, encaptioned Sun-Rype Ltd. v. Archer Daniels Midland Company et al., Court File No. L003223 (Vancouver Registry), pursuant to the British Columbia Class Proceedings Act. An unspecified amount of damages is claimed for conspiracy, intentional interference with economic relations and breach of the Competition Act, in addition to punitive and exemplary damages and interest and costs. The plaintiffs and defendants in the five actions described above have executed a settlement agreement pursuant to which the Company will pay the plaintiffs C$2.23 million. The settlement agreement was approved by the Ontario, British Columbia and Quebec courts on October 23, 2001, November 9, 2001 and February 12, 2002, respectively.

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

b) A Form 8-K was not filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President and

Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Senior Vice President, Secretary and

General Counsel

Dated: May 13, 2002