Form 10-K
period 2002-06-30
ARCHER DANIELS MIDLAND CO
filed 2002-09-20
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Swiss Stock Exchange

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

Common Stock, no par value--$6.4 billion

(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange on August 30, 2002)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value-647,409,796 shares

(August 30, 2002)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2002 are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the annual meeting of stockholders to be held November 7, 2002 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risk and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2002. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1. BUSINESS

(a) General Description of Business

Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.

During the last five years, the Company has experienced significant growth, spending approximately $3 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. The Company incurred charges of $83 million and $108 million during 2002 and 2000, respectively, related to the abandonment and write-down of certain long-lived assets.

(b) Financial Information About Industry Segments

The Company is principally engaged in procuring, transporting, storing, processing and merchandising agricultural commodities and products.

The Company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are classified as Other.

Financial information with respect to the Company's reportable business segments is set forth in "Note 11 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

(c) Narrative Description of Business

(i) Principal products produced and principal markets for and methods of distribution of such products:

Oilseeds Processing

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

The Company owns a 28% interest in Pura PLC, a U.K. based company that processes and markets edible oil.

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets. The Company has a 50% ownership interest in this joint venture.

Item 1. BUSINESS-Continued

The Company participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

Corn Processing

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

The Company owned a 30% non-voting equity interest in Minnesota Corn Processors (MCP) prior to September 6, 2002. MCP operates wet corn milling plants in Minnesota and Nebraska. On July 11, 2002, the Company entered into a merger agreement with MCP. This agreement, approved by MCP shareholders, closed September 6, 2002, and was structured as a cash-for-stock transaction whereby the Company paid MCP shareholders a price of $2.90 for each outstanding Class A unit. The Company, which owned non-voting Class B units prior to the merger, paid approximately $382 million for the outstanding Class A units.

Almidones Mexicanos S.A., of which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Wheat Processing

The Company is engaged in milling wheat, corn and milo into flour. Wheat flour is sold primarily to large bakeries, durum flour is sold to pasta manufacturers and bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets. Corn meal and flour is sold primarily to the cereal, snack and bakery mix markets. The Company produces bakery products and mixes which are sold to the baking industry. The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

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

A.C. Toepfer International and affiliates, in which the Company has an 80% interest, is one of the world's largest trading companies specializing in agricultural commodities and processed products. Toepfer has forty sales offices worldwide.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Item 1. BUSINESS-Continued

Other

The Company produces value-added soy protein products by further processing soybean meal into soy flour and grits which are used in both food and industrial products. Textured vegetable protein (TVP®), a soy protein product developed by the Company, is sold primarily to the institutional food market and, through others, to the food consumer market. The Company also produces a wide range of other edible soy protein products including isolated soy protein, soy protein concentrate, soy-based milk products, soy flours and soy protein meat substitutes. The Company produces and markets a wide range of consumer and institutional health foods based on the Company's various soy protein products, including soy-derived isoflavones. Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient. Natural source Vitamin E, an antioxidant, and distilled monoglycerides, an emulsifier, are produced from soybeans and other oilseeds.

By fermentation of dextrose, the Company produces citric and lactic acids, feed-grade amino acids, lactates, sorbitol and xanthan gum principally for the food and feed industries.

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

Hickory Point Bank and Trust Company, fsb, a wholly-owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency and securities safekeeping services for the Company.

ADM Investor Services, Inc., a wholly-owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges. ADM Investor Services International, Ltd. specializes in futures, options and foreign exchange in the European marketplace.

Agrinational Insurance Company, a wholly-owned subsidiary of the Company, acts as a direct insurer and reinsurer of a portion of the Company's domestic and foreign property and casualty insurance risks.

Item 1. BUSINESS-Continued

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

International Malting Company, a joint venture between the Company and the LeSaffre Company, operates barley malting plants in the United States, Australia, New Zealand, Canada and France. The Company has a 49% ownership interest in this joint venture.

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

(ii) Status of new products

The Company continues to expand its business through the development and production of new, value-added products. These new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. Pillot scale quantities of this product have been produced to support clinical trials of this product. The Company is a leader in the processing of flaxseed.

The Company continues to develop its Cardio-Aid® phytosterol technology. In addition, the Company has acquired additional phytosterol technology under a licensing agreement. Phytosterols are natural plant extracts which are used in margarines and salad dressings. Studies have shown that phytosterols reduce cholesterol levels in the bloodstream. Production of the new product Cardio-Aid-L should begin this year.

Item 1. BUSINESS-Continued

The Company has formed a joint venture with Kao Corporation of Japan to manufacture and market diacylglycerol oil in America, Europe, Australia and New Zealand. This oil, developed by Kao, has been shown in several clinical studies in Japan to assist substantially in lowering body fat content. This naturally derived vegetable oil can be used as a home cooking oil or as an ingredient in packaged foods. Semi-works scale production of this product is beginning.

ADM is currently developing interesterification technology for the large-scale production of low-trans oil products for margarine, shortening, and specialty oil applications. These processes are in the process of being scaled up to production levels.

The Company continues to develop its soy protein meat substitutes, its soy protein powdered non-dairy beverage, and its non-dairy frozen dessert. New product research in the area include new extrusion processes for the development of meat substitutes and the development of a more complete soy beverage powdered product. In the nutraceutical area, work continues on expanding the use of isoflavones into more food formulations.

The company as a whole is developing synergies between its different divisions to provide new solutions to its customers. By bringing together the research and development in its milling, oils, protein, and sweetener product lines new products with increased functionality and efficiencies for its customers should be available.

(iii) Source and availability of raw materials

Substantially all of the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are driven by unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and changes in standards of living and global production of similar and competitive crops.

(iv) Patents, trademarks and licenses

The Company owns several valuable patents, trademarks and licenses, but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

(v) Extent to which business is seasonal

Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale and distribution of its products and services. There is a degree of seasonality in the growing season and procurement of the Company's principal raw materials: oilseeds, corn, wheat, cocoa beans and other grains. However, the actual physical movement of the millions of bushels of these crops through the Company's storage and processing facilities is reasonably constant throughout the year.

(vi) Working capital items

Price variations and availability of raw agricultural commodities may cause fluctuations in the Company's inventories and short-term borrowings.

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

The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein and vegetable oil research is conducted at facilities in Decatur where bakery, meat and dairy pilot plants support application research. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas. Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin and the Netherlands. Research and technical support for industrial and food wheat starch applications is conducted in a Montreal, Canada research center. The Company maintains research centers in Quincy, Illinois and Decatur, Indiana that conduct swine and cattle feeding trials to test new formula feed products and to develop improved feeding efficiencies.

The amounts spent during the three years ended June 30, 2002, 2001 and 2000 for such technical efforts were approximately $26.1, $23.8 and $23.4 million, respectively.

Item 1. BUSINESS-Continued

(xii) Material effects of capital expenditures for environmental protection

During 2002, $17.6 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

(xiii) Number of employees

The number of persons employed by the Company was 24,746 at June 30, 2002.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 11 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:
	2002	2001	2000
	(in thousands)
Oilseeds Processing	$ 1,268,901	$ 1,229,191	$ 1,212,521
Corn Processing	93,773	151,771	110,509
Wheat Processing	83,313	61,633	68,337
Agricultural Services	3,595,419	3,250,944	3,120,425
Other	190,492	203,012	186,941
Total	$ 5,231,898	$ 4,896,551	$ 4,698,733

Item 1. BUSINESS-Continued

(e) Executive Officers and Certain Significant Employees

Name	Title	Age

G. Allen Andreas	Chairman of the Board of Directors from January 1999. Chief Executive from July 1997. President from July 1997 to February 1999.	59
Martin L. Andreas	Assistant to the Chief Executive from 1989. Senior Vice President from 1989 to November 2001.	63

Charles P. Archer	Treasurer from October 1992.	46
Maureen K. Ausura	Vice President from June 2000. Senior Vice President, Human Resources, of Giant Eagle, Inc. from 1996 to June 2000. Various senior personnel positions with Campbell Soup Company from 1984 to 1996.	46
Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	41
Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001.	57
William H. Camp	Senior Vice President from December 2001. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	53
Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	53
Larry H. Cunningham	Senior Vice President from February 2000. Consultant for ADM from October 1999 to February 2000. Group Vice President and President of ADM Corn Processing Division from October 1996 to October 1999. President of ADM Food Additives Division from October 1998 to October 1999.	58

Item 1. BUSINESS-Continued

Anthony P. Delio	Vice President of Marketing and External Affairs from March 2002. President ADM Natural Health and Nutrition September 2001 to March 2002. Vice President from May 2000. President of ADM Protein Specialties Division from October 1999 to September 2001. President of ADM Nutraceutical Division from May 1999 to September 2001. Various senior product development positions with Mars, Inc from 1980 to May 1999.	46
Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	52
Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969 to April 1999.	55
Edward J. Harjehausen	Group Vice President from March 2002. President of ADM BioProducts and Feed Division from March 2002. President of ADM Corn Processing Division from July 2000. Vice President from October 1992 to March 2002. President of ADM BioProducts and Food Additives from October 1999 to July 2000.	52
Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	49
Paul L. Krug, Jr.	Vice President from November 1991. President of ADM Investor Services from 1991.	58
Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	53

Item 1. BUSINESS-Continued

Steven R. Mills	Group Vice President from January 2002. Controller from October 1994. Vice President from February 2000 to January 2002.	47
Paul B. Mulhollem	Chief Operating Officer from January 2002. President from December 2001. Senior Vice President from October 1999 to December 2001. Group Vice President from July 1997 to October 1999. Vice President from January 1996 to July 1997. Managing Director of ADM International, Ltd., from 1993 to October 1999.	53
Brian F. Peterson	Group Vice President and Managing Director of ADM International, Ltd., from October 1999. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM BioProducts Division from 1995 to October 1999.	60
Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President of Management Information Systems from 1988 to July 1997.	50
John G. Reed	Vice President from 1982.	72
Richard P. Reising	Senior Vice President from July 1997. Vice President, Secretary and General Counsel from 1991 to July 1997.	58
John D. Rice	Senior Vice President from February 2000. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	48
Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	42
Kenneth A. Robinson	Vice President from January 1996.	55

Scott A. Roney	Vice President, Corporate Compliance and Regulatory Affairs from April 2001. Member of the Law Department from 1991 to April 2001.	37
Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	56
David J. Smith	Senior Vice President, Secretary and General Counsel from January 2002. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997. Member of the Law Department since 1981.	47
Stephen H. Yu	Vice President from January 1996.	42
Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 2. PROPERTIES

The Company owns, leases, or has a 50% or greater interest in the following processing plants and grain procurement facilities:

	Processing Plants			Grain Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	152	102	254	224	94	318
Leased	3	3	6	40	28	68
Joint Venture	2	9	11	5	-	5
	157	114	271	269	122	391

The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Grain Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	40	44	84	16	83	99
Leased	2	1	3	-	28	28
Joint Venture	-	2	2	-	-	-
	42	47	89	16	111	127

The Company operates twenty-three domestic and nineteen foreign oilseed crushing plants with a daily processing capacity of approximately 87,000 metric tons (3.2 million bushels). The domestic plants are located in Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland and Turkey.

The Company operates twelve domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Tennessee, as well as fifteen foreign refineries in Bolivia, Brazil, Canada, Germany, India, the Netherlands, Poland and Turkey. The Company also has an interest, through a joint venture, in an oilseed refinery in England. The Company packages oils in California, Georgia, Illinois, Bolivia, Brazil, Germany and Turkey and has an interest, through a joint venture, in a packaged oils plant in England. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas. The Company operates two fertilizer-blending plants in Brazil and two bio-diesel plants in Germany.

The Oilseeds Processing Segment operates sixteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 8 million bushels, are located in Arkansas, Illinois, Kansas, Missouri and North Carolina.

This segment also operates one hundred eleven foreign elevators including port facilities in Argentina, Brazil, Canada, Germany, Paraguay and Uruguay as adjuncts to its processing plants. These facilities have a storage capacity of 112 million bushels.

Item 2. PROPERTIES-Continued

Corn Processing

	Processing Plants			Grain Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	9	-	9	3	-	3
Leased	-	-	-	-	-	-
Joint Venture	-	6	6	-	-	-
	9	6	15	3	-	3

The Company operates seven wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 51,300 metric tons (2.0 million bushels). These plants and other related properties, including two corn germ extraction plants, are located in Illinois, Iowa, Minnesota, Nebraska and North Dakota. The Corn Processing Segment operates three domestic grain terminal elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 4.6 million bushels are located in Minnesota. The Company also has interests, through joint ventures, in corn milling plants in Bulgaria, Hungary, Mexico, Romania, Slovakia and Turkey.

Wheat Processing
	Processing Plants
	United States	Foreign	Total

Owned	34	26	60
Leased	-	-	-
Joint Venture	2	-	2
	36	26	62

The Company operates twenty-four domestic wheat and durum flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, and eighteen foreign flour mills with a total daily milling capacity of approximately 29,100 metric tons (1.1 million bushels). The Company also operates six bakery mix and specialty ingredient plants. These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada, England, Grenada, Jamaica, and the Netherlands Antilles. The Company operates four foreign formula feed plants as adjuncts to the wheat flour mills in Barbados, Belize, Grenada and the Netherlands Antilles. The Company operates a paper bag plant in West Virginia and through a joint venture, also has an interest in two rice milling plants in Arkansas and Louisiana. In addition, the Company operates a food ingredient plant in Jamaica.

Agricultural Services
	Grain Procurement Facilities
	United States	Foreign	Total

Owned	177	7	184
Leased	40	-	40
Joint Venture	5	-	5
	222	7	229

Item 2. PROPERTIES-Continued

The Agricultural Services Segment operates two hundred seventeen domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including ninety-four country elevators and one hundred fifteen sub-terminal, terminal and river loading facilities including eight grain export elevators in Florida, Louisiana, Maryland, Ohio and Texas. Elevators are located in Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, Texas and Utah. These elevators have an aggregate storage capacity of approximately 503 million bushels. The Company has four grain export elevators in Argentina and Brazil that have an aggregate storage capacity of approximately 12 million bushels. In addition, the Company has three country elevators in Canada.

The Company also has interests, through joint ventures, in five domestic grain elevators located in Minnesota and South Dakota with an aggregate storage capacity of approximately 7 million bushels.

Other

	Processing Plants			Grain Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	69	32	101	28	4	32
Leased	1	2	3	-	-	-
Joint Venture	-	1	1	-	-	-
	70	35	105	28	4	32

The Company operates four domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Georgia, Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland and Singapore. The Company operates three cocoa bean procurement and handling facilities/port sites in the Ivory Coast.

The Company operates eight domestic soy protein specialty plants in Illinois and three foreign plants are located in the Netherlands. Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. The Company also operates a domestic starch and gluten plant in Iowa and one in Canada. The Company operates five various other food and food ingredient plants in England, France and Germany. The Company produces feed and food additives at eight plants located in Illinois, North Carolina, China and Ireland. The Company also operates a bakery mix and specialty ingredient plant in Kansas and a honey drying operation in Wisconsin.

The Company operates twenty-eight domestic and one foreign edible bean procurement facilities with an aggregate storage capacity of approximately 13 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, Wyoming and Canada. The Company has an edible bean dehydration facility in North Dakota.

The Company also operates forty-one domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, South Dakota, Texas and Wisconsin. The foreign plants are located in Canada, China, Ireland, Puerto Rico and Trinidad. Through a joint venture, the Company also has an interest in a formula feed plant in China.

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

Item 3. LEGAL PROCEEDINGS-Continued

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and

Item 3. LEGAL PROCEEDINGS-Continued

the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants petitions for rehearing and rehearing en banc.

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS, was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On August 29, 2001, the Court stayed this case pending the conclusion of the appeal of the class plaintiffs in In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477.

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

Item 3. LEGAL PROCEEDINGS-Continued

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Superior Court of Justice in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Part VI of the Competition Act and for damages for the civil tort of conspiracy and intentional interference with economic relations. The putative class is comprised of all corporations in Canada and all consumers, other than those in the Province of Quebec, who purchased lysine, products containing lysine, or products derived from animals that consumed lysine during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$15 million for violations of the Competition Act, C$30 million as damages for alleged tortious conduct, C$5 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99CP. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991. On or about July 15, 2002, the plaintiffs and the defendants in the Ontario and Quebec actions described above entered into a settlement agreement pursuant to which the Company will pay the plaintiffs C$4.5 million. This settlement agreement is subject to court approval.

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's

Item 3. LEGAL PROCEEDINGS-Continued

motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On June 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim. However, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. On July 24, 2001, plaintiffs noticed an appeal of that part of the Court's order granting defendants' summary judgment motion. On October 9, 2001, the Court denied plaintiffs' motion to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. The plaintiffs subsequently noticed an appeal of the Court's order dated June 19, 2001 regarding the unjust enrichment claim. These appeals are currently pending in the Alabama Supreme Court. On May 30, 2002, plaintiffs moved to amend their complaint to add a claim under the Alabama Deceptive Trade Practices Statute. On July 2, 2002, defendants filed a motion to strike and/or dismiss that claim.

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the state of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action also alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia

Item 3. LEGAL PROCEEDINGS-Continued

involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. Plaintiffs are seeking to conduct additional discovery. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending.

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

Item 3. LEGAL PROCEEDINGS-Continued

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in fourteen putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits in Canada involving the sale of nucleotides, including monosodium glutamate, in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et alCourt File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. The hearing on the plaintiffs' motion for class certification in the Ontario action has been scheduled for March 2003. No schedule has been established for the actions pending in British Columbia and Quebec.

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court for the District of Minnesota. On June 3, 2001, the Court granted the plaintiffs' motion for class certification. The Company

Item 3. LEGAL PROCEEDINGS-Continued

and the plaintiffs in these eight actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $1.25 million. On August 15, 2002 the court preliminarily approved the settlement agreement. The settlement agreement is subject to final approval by the court.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides during anytime between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al, Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize, control and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the State of Kansas that indirectly purchased monosodium glutamate and/or nucleotides during any time between January 1990 and November 1, 1999 for use as an ingredient in the manufacture or preparation of final food products. This action was filed on July 22, 2002 in the District Court of Johnson County, Kansas and is encaptioned Williams Foods, Inc. v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-CV-04661.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2002 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2002 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2002 and 2001

Consolidated statements of earnings--Years ended

June 30, 2002, 2001 and 2000

Consolidated statements of shareholders' equity--Years ended

June 30, 2002, 2001 and 2000

Consolidated statements of cash flows--Years ended

June 30, 2002, 2001 and 2000

Notes to consolidated financial statements--June 30, 2002

Summary of Significant Accounting Policies

Report of Independent Auditors

Quarterly Financial Data (Unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 7, 2002 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(e) of this report.

Item 11. EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" and "Compensation Committee Report" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 7, 2002 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Principal Holders of Voting Securities", "Election of Directors" and "Equity Compensation Plan Information" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 7, 2002 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 7, 2002 and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

Not applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the Company to its shareholders for the year ended June 30, 2002, are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2002 and 2001

Consolidated statements of earnings--Years ended

June 30, 2002, 2001 and 2000

Consolidated statements of shareholders' equity-

Years ended June 30, 2002, 2001 and 2000

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K

Consolidated statements of cash flows--Years ended

June 30, 2002, 2001 and 2000

Notes to consolidated financial statements--June 30, 2002

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

(a)(2) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In thousands)
Classification
Allowance for doubtful accounts
2000	$ 47,209	22,230	(26,028)	3,162	$ 46,573
2001	$ 46,573	7,802	(6,235)	(1,124)	$ 47,016
2002	$ 47,016	11,016	(21,258)	12,515	$ 49,289

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

(a)(3) LIST OF EXHIBITS

(3)(i) Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000, are incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K-Continued

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

the $300,000,000 - 6 5/8% Debentures due May 1, 2029, and

the $400,000,000 - 7% Debentures due February 1, 2031.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K-Continued

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

      The Archer-Daniels-Midland Company Voluntary Employee Payroll Deduction Stock Purchase Plan.

(13) Portions of annual report to shareholders incorporated by reference

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(24) Powers of attorney

(b) Reports on Form 8-K

A Form 8-K was not filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2002

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith

D. J. Smith

Senior Vice President, Secretary

and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 20, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ G. A. Andreas	/s/ S. A. McMurtrie
G. A. Andreas*,	Mrs. S. A. McMurtrie *,
Chief Executive and Director	Director
(Principal Executive Officer)
/s/ D. J. Mimran
/s/D. J. Schmalz	D. J. Mimran*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ M. B. Mulroney
(Principal Financial Officer)	M. B. Mulroney*,
Director
/s/S. R. Mills
S. R. Mills	/s/ J. K. Vanier
Group Vice President and Controller	J. K. Vanier*,
(Controller)	Director

/s/ H. de Boon	/s/ O. G. Webb
H. de Boon,	O. G. Webb*,
Director	Director

/s/ Mrs. M. H. Carter	/s/ A. Young
Mrs. M. H. Carter*,	A. Young*,
Director	Director

/s/ R. S. Joslin	/s/ D. J. Smith
R. S. Joslin *,	Attorney-in-Fact
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, G. A. Andreas, certify that:

  I have reviewed this annual report on Form 10-K of Archer-Daniels-Midland Company;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/s/ G. A. Andreas

G. A. Andreas

Chairman and Chief Executive

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, D. J. Schmalz, certify that:

1. I have reviewed this annual report on Form 10-K of Archer-Daniels-Midland Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President and

Chief Financial Officer