Form 10-Q
period 2002-09-30
ARCHER DANIELS MIDLAND CO
filed 2002-11-12
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock, no par value - 646,743,204 shares

(October 31, 2002)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
THREE MONTHS ENDED
SEPTEMBER 30,
2002	2001
_____________________________
(In thousands, except per share amounts)

Net sales and other operating income	$ 6,943,895	$ 5,203,683
Cost of products sold	6,523,912	4,798,186
	____________	____________
Gross Profit	419,983	405,497

Selling, general and administrative expenses	216,145	184,263
Other expense - net	48,334	23,312
	____________	____________
Earnings Before Income Taxes	155,504	197,922

Income taxes	47,429	66,304
	____________	____________

Net Earnings	$ 108,075	$ 131,618

	==========	==========

Average number of shares outstanding	648,066	662,613

Basic and diluted earnings per common share	$0.17	$0.20

Dividends per common share	$0.06	$0.048

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
SEPTEMBER 30,	JUNE 30,
2002	2002
(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$ 1,101,687	$ 844,187
Marketable securities	121,517	134,474
Receivables	3,225,883	2,849,523
Inventories	3,577,055	3,255,412
Prepaid expenses	323,478	279,635
Total Current Assets	8,349,620	7,363,231

Investments and Other Assets
Investments in and advances to affiliates	1,607,692	1,653,895
Long-term marketable securities	784,268	876,802
Goodwill	307,749	223,598
Other assets	407,459	408,506
	3,107,168	3,162,801

Property, Plant and Equipment
Land	178,583	172,279
Buildings	2,437,588	2,247,112
Machinery and equipment	9,565,976	9,250,880
Construction in progress	443,463	351,803
	12,625,610	12,022,074
Allowances for depreciation	(7,193,819)	(7,131,833)

	5,431,791	4,890,241

	$16,888,579	$15,416,273

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
SEPTEMBER 30,	JUNE 30,
2002	2002
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 1,639,181	$ 967,473
Accounts payable	2,839,394	2,330,992
Accrued expenses	1,221,853	1,115,042
Current maturities of long-term debt	303,084	305,790
Total Current Liabilities	6,003,512	4,719,297

Long-Term Debt	3,355,388	3,111,294

Deferred Liabilities
Income taxes	589,723	631,923
Other	205,146	198,938
	794,869	830,861

Shareholders' Equity
Common stock	5,399,081	5,436,151
Reinvested earnings	1,636,620	1,567,570
Accumulated other comprehensive loss	(300,891)	(248,900)

	6,734,810	6,754,821

	$16,888,579	$15,416,273

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
THREE MONTHS ENDED
SEPTEMBER 30,
2002	2001
(In thousands)

Operating Activities
Net earnings	$ 108,075	$ 131,618
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	147,395	140,912
Deferred income taxes	25,762	(7,349)
Amortization of long-term debt discount	1,505	13,405
(Gain) loss on marketable securities transactions	-	(58,271)
Stock contributed to employee benefit plans	5,488	5,776
Other - net	38,714	45,675
Changes in operating assets and liabilities
Receivables	(255,439)	(205,776)
Inventories	(300,076)	(64,960)
Prepaid expenses	(55,411)	(19,590)
Accounts payable and accrued expenses	475,369	227,256
Total Operating Activities	191,382	208,696

Investing Activities
Purchases of property, plant and equipment	(100,652)	(65,146)
Purchases of businesses, net of cash acquired	(381,590)	(51,267)
Investments in and advances to affiliates - net	(29,461)	(6,939)
Purchases of marketable securities	(51,035)	(312,458)
Proceeds from sales of marketable securities	48,549	426,092
Other - net	17,454	2,775
Total Investing Activities	(496,735)	(6,943)

Financing Activities
Long-term debt borrowings	150	5,400
Long-term debt payments	(16,478)	(9,790)
Net borrowings (payments) under lines of credit agreements	672,386	(303,167)
Purchases of treasury stock	(54,181)	(10,817)
Cash dividends	(39,024)	(31,552)
Total Financing Activities	562,853	(349,926)

Increase (Decrease) In Cash And Cash Equivalents	257,500	(148,173)
Cash And Cash Equivalents Beginning Of Period	844,187	676,086

Cash And Cash Equivalents End Of Period	$ 1,101,687	$ 527,913

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

In addition to those items described in Note 2, certain items in the prior period financial statements have been reclassified to conform to the current period's presentation.

Note 2. Reclassifications

Certain amounts included in the Company's Consolidated Statement of Earnings as presented in this Form 10-Q differ from amounts presented in the Company's earnings news release dated October 23, 2002 due to a reclassification of certain intercompany sale transactions which were inadvertently misclassified as trade sales. This reclassification had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, net earnings or earnings per common share. The reclassification of these amounts is as follows:

	Reported in		Reported in
	Earnings Release	Reclassification	Form 10-Q
(In thousands)
Net sales and other operating income	$ 7,510,578	$ 566,683	$ 6,943,895
Cost of products sold	7,090,595	566,683	6,523,912
Gross profit	$ 419,983	$ -	$ 419,983

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Reclassifications (Continued)

In addition, for the fiscal year ended June 30, 2002, similar intercompany sale transactions have been reclassified. These reclassifications had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, net earnings or earnings per common share for the fiscal year ended June 30, 2002. A summary of these reclassifications is as follows:

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,
	2001	2001	2002	2002	Total
	(In thousands)
Net sales and other operating income as reported	$ 5,504,132	$ 5,554,224	$ 5,326,399	$ 7,068,806	$ 23,453,561
Reclassification	300,449	90,228	137,234	313,756	841,667
Net sales and other operating income as adjusted	$ 5,203,683	$ 5,463,996	$ 5,189,165	$ 6,755,050	$ 22,611,894

Cost of products sold as reported	$ 5,098,635	$ 5,046,936	$ 4,936,156	$ 6,688,378	$ 21,770,105
Reclassification	300,449	90,228	137,234	313,756	841,667
Cost of products sold as adjusted	$ 4,798,186	$ 4,956,708	$ 4,798,922	$ 6,374,622	$ 20,928,438
Gross profit as reported	$ 405,497	$ 507,288	$ 390,243	$ 380,428	$ 1,683,456

The Company has also reclassified similar intercompany sale transactions for the fiscal year ended June 30, 2001. These reclassifications had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, net earnings or earnings per share for the fiscal year ended June 30, 2001. The effect of these reclassifications reduced Net Sales and Other Operating Income and Cost of Products Sold as reported in the Company's 2001 Annual Report to Shareholders by $568 million.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Reclassifications (Continued)

Net sales and other operating income as adjusted, by segment, for each quarter in the year ended June 30, 2002, is as follows:

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,
	2001	2001	2002	2002	Total
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,031,008	$ 1,979,915	$ 1,939,832	$ 2,204,775	$ 8,155,530
Corn Processing	493,299	514,754	460,353	470,694	1,939,100
Wheat Processing	353,937	364,901	323,418	318,639	1,360,895
Agricultural Services	1,627,554	1,864,875	1,775,724	3,011,925	8,280,078
Other	697,885	739,551	689,838	749,017	2,876,291
Total	$ 5,203,683	$ 5,463,996	$ 5,189,165	$ 6,755,050	$ 22,611,894

Intersegment sales
Oilseeds Processing	$ 31,721	$ 29,047	$ 33,660	$ 29,366	$ 123,794
Corn Processing	46,346	47,120	40,027	44,027	177,520
Wheat Processing	7,190	8,372	2,948	7,385	25,895
Agricultural Services	358,480	570,722	504,945	260,684	1,694,831
Other	24,928	24,631	24,405	24,160	98,124
Total	$ 468,665	$ 679,892	$ 605,985	$ 365,622	$ 2,120,164

Net sales
Oilseeds Processing	$ 2,062,729	$ 2,008,962	$ 1,973,492	$ 2,234,141	$ 8,279,324
Corn Processing	539,645	561,874	500,380	514,721	2,116,620
Wheat Processing	361,127	373,273	326,366	326,024	1,386,790
Agricultural Services	1,986,034	2,435,597	2,280,669	3,272,609	9,974,909
Other	722,813	764,182	714,243	773,177	2,974,415
Intersegment elimination	(468,665)	(679,892)	(605,985)	(365,622)	(2,120,164)
Total	$ 5,203,683	$ 5,463,996	$ 5,189,165	$ 6,755,050	$ 22,611,894

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. New Accounting Standards

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standard Number 142 (SFAS 142) "Goodwill and Other Intangible Assets." Under the standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company has performed the transitional impairment tests prescribed in SFAS 142. These tests resulted in an immaterial impairment charge which was recorded during the quarter ended September 30, 2002. Reported net earnings, adjusted to exclude amortization expense related to goodwill for the periods indicated, are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001
	(In thousands)

Reported net earnings	$ 108,075	$ 131,618
Goodwill amortization	-	7,102
Adjusted net earnings	$ 108,075	$ 138,720

Basic and diluted earnings per common share
Reported net earnings	$ 0.17	$ 0.20
Goodwill amortization	-	.01
Adjusted net earnings	$ 0.17	$ 0.21

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Acquisitions

On September 6, 2002, the Company acquired all of the outstanding Class A units of Minnesota Corn Processors, LLC (MCP), an operator of corn wet-milling plants in Minnesota and Nebraska. These Class A units represented 70% of the outstanding equity of MCP. Prior to September 6, 2002, the Company owned non-voting Class B units, which represented the remaining 30% of the outstanding equity of MCP. The acquisition was structured as a cash-for-stock transaction whereby the Company paid MCP shareholders a price of $2.90 for each outstanding Class A unit. The Company paid approximately $382 million for the outstanding Class A units and assumed $233 million of MCP long-term debt. The operating results of MCP are included in the Company's net earnings from September 6, 2002.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations." Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. There were no identifiable intangible assets acquired as part of the acquisition. The Company has recorded a preliminary allocation of the purchase price as of September 30, 2002, as the valuation of the long-lived assets acquired and certain other transaction costs has not been finalized.

Note 5. Comprehensive Income

Comprehensive income was $56 million and $140 million for the quarters ended September 30, 2002 and 2001, respectively.

Note 6. Other Expense - net

THREE MONTHS ENDED
SEPTEMBER 30,
2002	2001
(In thousands)

Interest expense	$ 84,520	$ 92,254
Investment income	(33,690)	(33,284)
Net (gain) loss on marketable securities transactions	(26)	(55,536)
Equity in (earnings) losses of unconsolidated affiliates	(1,304)	19,839
Other - net	(1,166)	39

	$ 48,334	$ 23,312

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Segment Information

The Company is principally engaged in procuring, transporting, storing, processing and merchandising agricultural commodities and products. The Company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are included in the Other segment. Prior years' information has been reclassified to conform to the current year's presentation.

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining and hydrogenating into margarine, shortening, salad oils and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

The Corn Processing segment includes activities related to the production of products for use in the food and beverage industry. These products include syrup, starch, glucose, dextrose and high fructose sweeteners. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol.

The Wheat Processing segment includes activities related to the production of wheat flour for use primarily by bakeries and pasta manufacturers.

The Agricultural Services segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients. Also included in Agricultural Services are the activities of A.C. Toepfer International, one of the world's largest trading companies specializing in agricultural commodities and processed products.

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

For detailed information regarding the Company's reportable segments, see Note 11 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Segment Information (Continued)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001
	(In thousands)

Sales to external customers
Oilseeds Processing	$ 2,300,856	$ 2,031,008
Corn Processing	520,097	493,299
Wheat Processing	363,663	353,937
Agricultural Services	2,965,202	1,627,554
Other	794,077	697,885
Total	$ 6,943,895	$ 5,203,683

Intersegment sales
Oilseeds Processing	$ 24,649	$ 31,721
Corn Processing	52,895	46,346
Wheat Processing	9,251	7,190
Agricultural Services	267,681	358,480
Other	23,218	24,928
Total	$ 377,694	$ 468,665

Net sales
Oilseeds Processing	$ 2,325,505	$ 2,062,729
Corn Processing	572,992	539,645
Wheat Processing	372,914	361,127
Agricultural Services	3,232,883	1,986,034
Other	817,295	722,813
Intersegment elimination	(377,694)	(468,665)
Total	$ 6,943,895	$ 5,203,683

Operating profit
Oilseeds Processing	$ 76,374	$ 85,274
Corn Processing	83,939	86,440
Wheat Processing	19,885	20,564
Agricultural Services	40,113	15,917
Other	19,635	13,036
Total operating profit	239,946	221,231
Corporate	(84,442)	(23,309)
Income before income taxes	$ 155,504	$ 197,922

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Antitrust Investigation and Related Litigation

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

The Company has made provisions to cover the fines, litigation settlements and costs related to certain of the aforementioned suits and proceedings. The ultimate outcome and materiality of other putative class actions and proceedings, including those related to high fructose corn syrup, cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Net earnings for the quarter decreased due principally to last year's $56 million gain on marketable securities transactions, primarily from the sale of IBP, Inc. shares. These decreases were partially offset by improved operating results of the Company's domestic country elevator and international grain operations.

On September 6, 2002, the Company acquired all of the outstanding Class A units of Minnesota Corn Processors, LLC (MCP), an operator of corn wet-milling plants in Minnesota and Nebraska. These Class A units represented 70% of the outstanding equity of MCP. Prior to September 6, 2002, the Company owned non-voting Class B units, which represented the remaining 30% of the outstanding equity of MCP. The acquisition was structured as a cash-for-stock transaction whereby the Company paid MCP shareholders a price of $2.90 for each outstanding Class A unit. The Company paid approximately $382 million for the outstanding Class A units and assumed $233 million of MCP long-term debt. The operating results of MCP are included in the Company's net earnings from September 6, 2002.

The Company adopted Statement of Financial Accounting Standard Number 142 (SFAS 142) "Goodwill and Other Intangible Assets" on July 1, 2002. Under the standard, goodwill will no longer be amortized but will be subject to annual impairment tests. The nonamortization of goodwill resulted in an increase in net earnings of $7 million during the quarter ended September 30, 2002.

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Net sales and other operating income increased 33 percent for the quarter to $6.9 billion due to recently-acquired Corn Processing and Agricultural Services operations and, to a lesser extent, increased sales volumes and higher average selling prices.

Cost of products sold increased $1.7 billion for the quarter to $6.5 billion due primarily to recently-acquired businesses and, to a lesser extent, higher commodity price levels. Manufacturing costs were relatively unchanged from the prior year.

Selling, general and administrative expenses increased $32 million for the quarter to $216 million due principally to recently-acquired Corn Processing and Agricultural Services operations.

Other expense increased $25 million to $48 million for the quarter due principally to last year's $56 million gain on marketable securities transactions, primarily from the sale of IBP, Inc. shares, partially offset by increased equity in earnings of unconsolidated affiliates and lower interest costs. The increase in equity in earnings of unconsolidated affiliates is primarily due to reduced losses of the Company's private equity fund investments and improved results of eastern European starch ventures. Last year's equity in earnings of unconsolidated affiliates included the losses of A.C. Toepfer International, whose results are now consolidated. In addition, goodwill amortization charges of $4 million were included in last year's equity in earnings of unconsolidated affiliates. Interest costs decreased principally due to lower average borrowing rates.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income taxes decreased for the quarter primarily due to lower pretax earnings and a reduction in the Company's effective tax rate. The Company's effective tax rate for the quarter was 30.5 percent as compared to 33.5 percent for the comparable period of a year ago. This decrease is principally due to a reduction in anticipated foreign tax liabilities and the impact of the elimination of goodwill amortization, which was not deductible for tax purposes.

Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing, and Agricultural Services. The Company's remaining operations are included in the Other segment.

Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining and hydrogenating into margarine, shortening, salad oils and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

Corn Processing segment includes activities related to the production of products for use in the food and beverage industry. These products include syrup, starch, glucose, dextrose and high fructose sweeteners. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. The results of MCP from September 6, 2002 are included in the Corn Processing segment.

Wheat Processing segment includes activities related to the production of wheat flour for use primarily by bakeries and pasta manufacturers.

Agricultural Services segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients. Also included in Agricultural Services are the activities of A.C. Toepfer International, one of the world's largest trading companies specializing in agricultural commodities and processed products.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001	Change
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,300,856	$ 2,031,008	$ 269,848
Corn Processing	520,097	493,299	26,798
Wheat Processing	363,663	353,937	9,726
Agricultural Services	2,965,202	1,627,554	1,337,648
Other	794,077	697,885	96,192
Total	$ 6,943,895	$ 5,203,683	$ 1,740,212

Operating profit
Oilseeds Processing	$ 76,374	$ 85,274	$ (8,900)
Corn Processing	83,939	86,440	(2,501)
Wheat Processing	19,885	20,564	(679)
Agricultural Services	40,113	15,917	24,196
Other	19,635	13,036	6,599
Total	$ 239,946	$ 221,231	$ 18,715

Oilseeds Processing sales increased 13 percent to $2.3 billion for the quarter primarily due to increased sales volumes and higher average selling prices. These increases were primarily due to increased South American exports of oilseeds and oilseed products, and higher average vegetable oil selling prices resulting from increased demand. Oilseeds Processing operating profits decreased 10% to $76 million for the quarter due primarily to lower North American and European oilseed crush volumes. Vegetable oil demand remained strong but domestic protein meal demand has slowed. Cottonseed and softseed processing profits have declined due to reduced seed supplies and high seed prices relative to product values.

Corn Processing sales increased 5 percent to $520 million for the quarter due principally to the recently-acquired MCP operations partially offset by lower average ethanol selling prices. Operating profits decreased slightly for the quarter due to lower average ethanol selling prices and slightly higher corn costs. These decreases were partially offset by improved results of the Company's sweetener operations.

Wheat Processing sales increased 3 percent to $364 million for the quarter due principally to increased average selling prices for wheat flour products. Operating profits for the quarter remained relatively unchanged from the comparable period of a year ago as increased average selling prices were offset by increased commodity price levels for wheat.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agricultural Services sales increased 82 percent to $3.0 billion due principally to the recently acquired operations of A. C. Toepfer International, which had net sales of $1.2 billion during the quarter, and to a lesser extent, higher commodity prices. Operating profits increased due primarily to improved operating results of domestic country elevator and international operations. These increases were partially offset by reduced operating results of the Company's barge transportation operations due principally to lower freight rates.

Other sales increased 14 percent to $794 million for the quarter due primarily to increased average selling prices of cocoa products, and to a lesser extent, increased sales volumes of edible beans, food additives, and amino acid products. Operating profits of the Other segment increased principally due to reduced losses in the Company's private equity fund investments and improved results of the Company's eastern European starch ventures. These increases were partially offset by reduced operating results of the Company's cocoa operations and Gruma corn flour ventures.

Liquidity and Capital Resources

At September 30, 2002, the Company continued to show substantial liquidity with working capital of $2.3 billion and a current ratio, defined as current assets divided by current liabilities, of 1.4. Working capital decreased $298 million during the quarter principally due to the Company's acquisition of MCP, which was funded through short-term borrowings. Capital resources remained strong as reflected in the Company's net worth of $6.7 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at September 30, 2002, was 33 percent compared to 32 percent at June 30, 2002. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

On October 1, 2002, the Company issued $500 million of debentures which are due in 2032, and bear interest at a rate of 5.935 percent. The Company's ratio of long-term debt to total capital increased to 36 percent as a result of this debt issuance.

Contractual Obligations and Commercial Commitments

Changes related to contracts and commitments during the quarter ended September 30, 2002, were principally due to the Company's acquisition of MCP. As described above, the Company's short-term borrowings increased $672 million during the quarter primarily due to the acquisition of MCP and to fund working capital requirements. The Company assumed $233 million of debt in connection with the MCP acquisition with aggregate maturities of $4 million in both fiscal 2004 and 2005, $28 million in fiscal 2006, and $197 million thereafter. The Company also assumed MCP lease obligations with aggregate future minimum lease payments of $80 million.

Critical Accounting Policies

There were no material changes during the quarter ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002. The Company is in the process of implementing certain enhancements to its internal controls to address the reclassifications described in Note 2.

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

LEGAL PROCEEDINGS-Continued

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

LEGAL PROCEEDINGS-Continued

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc.

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al, No. 97-69-AS, was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On October 25, 2002, the defendants moved for partial summary judgment with respect to the corn syrup claims asserted in this case.

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

LEGAL PROCEEDINGS-Continued

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

LYSINE ACTIONS

The Company, along with other companies, had been named as a defendant in twenty-three putative class action antitrust suits involving the sale of lysine in the United States and three putative class action antitrust suits in Canada involving the sale of lysine in Canada. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Superior Court of Justice in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Part VI of the Competition Act and for damages for the civil tort of conspiracy and intentional interference with economic relations. The putative class is comprised of all corporations in Canada and all consumers, other than those in the Province of Quebec, who purchased lysine, products containing lysine, or products derived from animals that consumed lysine during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$15 million for violations of the Competition Act, C$30 million as damages for alleged tortious conduct, C$5 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99CP. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991. On or about July 15, 2002, the plaintiffs and the defendants in the Ontario and Quebec actions described above entered into a settlement agreement pursuant to which the Company will pay the plaintiffs C$4.5 million. This settlement agreement is subject to court approval in both provinces. The settlement agreement also extends to the province of British Columbia and an action has been commenced in British Columbia so that the settlement may be approved by the British Columbia court.

LEGAL PROCEEDINGS-Continued

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On June 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim. However, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. On July 24, 2001, plaintiffs noticed an appeal of that part of the Court's order granting defendants' summary judgment motion. On October 9, 2001, the Court denied plaintiffs' motion to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. The plaintiffs subsequently noticed an appeal of the Court's order dated June 19, 2001 regarding the unjust enrichment claim. On May 30, 2002, plaintiffs moved to amend their complaint to add a claim under the Alabama Deceptive Trade Practices Statute. On July 2, 2002, defendants filed a motion to strike and/or dismiss that claim. On September 13, 2002, the Alabama Supreme Court affirmed without opinion the trial court's grant of defendants' motion to dismiss and grant of defendants' motion for summary judgment.

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

LEGAL PROCEEDINGS-Continued

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

LEGAL PROCEEDINGS-Continued

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

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in fourteen putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits involving the sale of nucleotides and monosodium glutamate in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario action served a proposed Fresh as Amended Statement of Claim together with a Notice of Motion seeking the Court's leave to amend the Statement of Claim. The proposed amendments include the substitution of one of the representative plaintiffs, the removal of all allegations pertaining to the sale of nucleotides (but not the allegations relating to the sale of monosodium glutamate), and further particulars for the allegations of conspiracy as against the Company and the other defendants. The plaintiffs further seek the court's approval to launch a new and distinct class action in respect of the sale of nucleotides only. The Company is not named as a defendant to the proposed nucleotides class action. No date has yet been set for the plaintiffs' motion to amend the Statement of Claim. The hearing on the plaintiffs' motion for class certification in the Ontario action has been scheduled for March 2003. No schedule has been established for the actions pending in British Columbia and Quebec.

LEGAL PROCEEDINGS-Continued

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., NoC99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court for the District of Minnesota. On June 3, 2001, the Court granted the plaintiffs' motion for class certification. The Company and the plaintiffs in these eight actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $1.25 million. On August 15, 2002 the Court preliminarily approved the settlement agreement. On November 7, 2002, the Court granted final approval of the settlement agreement.

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

LEGAL PROCEEDINGS-Continued

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

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

b) A Form 8-K was filed on September 23, 2002, in connection with the certifications required of the Company's principal executive officer and principal financial officer under section 906 of the Sarbanes-Oxley Act of 2002 and in accordance with Order No. 4-460 issued by the SEC on June 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President

and Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Senior Vice President, Secretary and

General Counsel

Dated: November 12, 2002

CERTIFICATIONS

I, G. A. Andreas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Archer-Daniels-Midland Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 12, 2002

      /s/ G. A. Andreas

      G. A. Andreas

      Chairman and Chief Executive

      CERTIFICATIONS

      I, D. J. Schmalz, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Archer-Daniels-Midland Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President and

Chief Financial Officer