Form 10-Q
period 2002-12-31
ARCHER DANIELS MIDLAND CO
filed 2003-02-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ___ N/A X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 645,626,525 shares

(January 31, 2003)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

THREE MONTHS ENDED
DECEMBER 31,
2002	2001
(In thousands, except per share amounts)

Net sales and other operating income	$ 7,807,382	$ 5,463,996
Cost of products sold	7,316,495	4,956,708
	__________	__________
Gross Profit	490,887	507,288

Selling, general and administrative expenses	246,197	209,746
Other expense - net	55,848	71,941
	__________	__________
Earnings Before Income Taxes	188,842	225,601
	__________	__________
Income taxes	57,597	75,576
	__________	__________
Net Earnings	$ 131,245	$ 150,025
	=========	=========

Average number of shares outstanding	646,178	660,285

Basic and diluted earnings per common share	$0.20	$0.23

Dividends per common share	$0.06	$0.05

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

SIX MONTHS ENDED
DECEMBER 31,
2002	2001
(In thousands, except per share amounts)

Net sales and other operating income	$ 14,751,277	$ 10,667,679
Cost of products sold	13,840,407	9,754,894
	__________	__________
Gross Profit	910,870	912,785

Selling, general and administrative expenses	462,342	394,009
Other expense - net	104,182	95,253
	__________	__________
Earnings Before Income Taxes	344,346	423,523

Income taxes	105,026	141,880

Net Earnings	$ 239,320	$ 281,643
	=========	=========

Average number of shares outstanding	647,123	661,446

Basic and diluted earnings per common share	$.37	$.43

Dividends per common share	$.12	$.098

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
DECEMBER 31,	JUNE 30,
2002	2002
(In thousands)

ASSETS

Current Assets
Cash and cash equivalents	$ 1,063,324	$ 844,187
Marketable securities	165,328	134,474
Receivables	3,542,237	2,849,523
Inventories	4,239,958	3,255,412
Prepaid expenses	322,033	279,635
	__________	__________
Total Current Assets	9,332,880	7,363,231

Investments and Other Assets
Investments in and advances to affiliates	1,650,652	1,653,895
Long-term marketable securities	779,790	876,802
Goodwill	301,118	223,598
Other assets	402,649	408,506
	__________	__________
	3,134,209	3,162,801

Property, Plant and Equipment
Land	180,578	172,279
Buildings	2,452,215	2,247,112
Machinery and equipment	9,666,353	9,250,880
Construction in progress	480,819	351,803
	__________	__________
	12,779,965	12,022,074
Allowances for depreciation	(7,377,576)	(7,131,833)
	__________	__________
	5,402,389	4,890,241

	$ 17,869,478	$15,416,273
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
DECEMBER 31,	JUNE 30,
2002	2002
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt	$ 1,662,506	$ 967,473
Accounts payable	3,231,588	2,330,992
Accrued expenses	1,132,439	1,115,042
Current maturities of long-term debt	305,950	305,790
	__________	__________
Total Current Liabilities	6,332,483	4,719,297

Long-Term Debt	3,848,686	3,111,294

Deferred Liabilities
Income taxes	633,981	631,923
Other	210,901	198,938
	__________	__________
	844,882	830,861

Shareholders' Equity
Common stock	5,379,026	5,436,151
Reinvested earnings	1,729,015	1,567,570
Accumulated other comprehensive loss	(264,614)	(248,900)
	__________	__________
	6,843,427	6,754,821
	__________	__________
	$17,869,478	$15,416,273
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED
DECEMBER 31,
2002	2001
(In thousands)

Operating Activities

Net earnings	$ 239,320	$ 281,643
Adjustments to reconcile to net cash provided by (used in) operations
Depreciation and amortization	309,024	282,436
Deferred income taxes	65,648	2,574
Amortization of long-term debt discount	3,168	27,408
(Gain) loss on marketable securities transactions	2,704	(37,311)
Stock contributed to employee benefit plans	10,939	14,630
Other - net	47,918	52,540
Changes in operating assets and liabilities
Receivables	(472,560)	58,135
Inventories	(1,043,890)	(473,015)
Prepaid expenses	(28,535)	(14,013)
Accounts payable and accrued expenses	797,595	668,777
	__________	__________
Total Operating Activities	(68,669)	863,804

Investing Activities

Purchases of property, plant and equipment	(199,366)	(171,964)
Purchases of businesses, net of cash acquired	(381,590)	(51,775)
Investments in and advances to affiliates - net	(71,612)	(18,432)
Purchases of marketable securities	(134,644)	(335,765)
Proceeds from sales of marketable securities	73,700	328,358
Other - net	7,605	5,358
	__________	__________
Total Investing Activities	(705,907)	(244,220)

Financing Activities

Long-term debt borrowings	493,270	6,210
Long-term debt payments	(24,252)	(15,598)
Net borrowings (payments) under lines of credit agreements	683,812	(213,635)
Purchases of treasury stock	(81,242)	(129,507)
Cash dividends	(77,875)	(64,627)
Total Financing Activities	993,713	(417,157)
	__________	__________
Increase In Cash And Cash Equivalents	219,137	202,427
Cash And Cash Equivalents Beginning Of Period	844,187	676,086
	__________	__________
	__________	__________
Cash And Cash Equivalents End Of Period	$ 1,063,324	$ 878,513
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

In addition to those items described in Note 2, certain items in the prior period financial statements have been reclassified to conform to the current period's presentation.

Note 2. Reclassifications

Certain amounts included in the Company's Consolidated Statement of Earnings for the fiscal year ended June 30, 2002, have been reclassified due to certain intercompany sale transactions being misclassified as trade sales. These reclassifications had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, net earnings or earnings per common share for the fiscal year ended June 30, 2002. A summary of these reclassifications is as follows:

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,
	2001	2001	2002	2002	Total
	(In thousands)
Net sales and other operating income as reported	$ 5,504,132	$ 5,554,224	$ 5,326,399	$ 7,068,806	$ 23,453,561
Reclassification	300,449	90,228	137,234	313,756	841,667
	______	______	______	______	______
Net sales and other operating income as adjusted	5,203,683	5,463,996	5,189,165	6,755,050	22,611,894

Cost of products sold as reported	5,098,635	5,046,936	4,936,156	6,688,378	21,770,105
Reclassification	300,449	90,228	137,234	313,756	841,667
	______	______	______	______	______
Cost of products sold as adjusted	4,798,186	4,956,708	4,798,922	6,374,622	20,928,438
	______	______	______	______	______
Gross profit as reported	$ 405,497	$ 507,288	$ 390,243	$ 380,428	$ 1,683,456
	======	======	======	======	======

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Reclassifications (Continued)

The Company has also reclassified similar intercompany sale transactions for the fiscal year ended June 30, 2001. These reclassifications had no effect on the Company's financial condition, changes in financial condition, and results of operations including no effect on reported gross profit, net earnings or earnings per common share for the fiscal year ended June 30, 2001. The effect of these reclassifications reduced both Net Sales and Other Operating Income and Cost of Products Sold as reported in the Company's 2001 Annual Report to Shareholders by $568 million.

Net sales and other operating income as adjusted, by segment, for each quarter in the year ended June 30, 2002, is as follows:

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,
	2001	2001	2002	2002	Total
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,031,008	$ 1,979,915	$ 1,939,832	$ 2,204,775	$ 8,155,530
Corn Processing	493,299	514,754	460,353	470,694	1,939,100
Wheat Processing	353,937	364,901	323,418	318,639	1,360,895
Agricultural Services	1,627,554	1,864,875	1,775,724	3,011,925	8,280,078
Other	697,885	739,551	689,838	749,017	2,876,291
	______	______	______	______	______
Total	$ 5,203,683	$ 5,463,996	$ 5,189,165	$ 6,755,050	$ 22,611,894
	======	======	======	======	======
Intersegment sales
Oilseeds Processing	$ 31,721	$ 29,047	$ 33,660	$ 29,366	$ 123,794
Corn Processing	46,346	47,120	40,027	44,027	177,520
Wheat Processing	7,190	8,372	2,948	7,385	25,895
Agricultural Services	358,480	570,722	504,945	260,684	1,694,831
Other	24,928	24,631	24,405	24,160	98,124
	______	______	______	______	______
Total	$ 468,665	$ 679,892	$ 605,985	$ 365,622	$ 2,120,164
	======	======	======	======	======
Net sales
Oilseeds Processing	$ 2,062,729	$ 2,008,962	$ 1,973,492	$ 2,234,141	$ 8,279,324
Corn Processing	539,645	561,874	500,380	514,721	2,116,620
Wheat Processing	361,127	373,273	326,366	326,024	1,386,790
Agricultural Services	1,986,034	2,435,597	2,280,669	3,272,609	9,974,909
Other	722,813	764,182	714,243	773,177	2,974,415
Intersegment elimination	(468,665)	(679,892)	(605,985)	(365,622)	(2,120,164)
	______	______	______	______	______
Total	$ 5,203,683	$ 5,463,996	$ 5,189,165	$ 6,755,050	$ 22,611,894
	======	======	======	======	======

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. New Accounting Standards

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards Number 142 (SFAS 142) "Goodwill and Other Intangible Assets." Under the standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company has performed the transitional impairment tests prescribed in SFAS 142. These tests resulted in an immaterial impairment charge which was recorded during the quarter ended September 30, 2002. Reported net earnings, adjusted to exclude amortization expense related to goodwill for the periods indicated, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Reported net earnings	$ 131,245	$ 150,025	$ 239,320	$ 281,643
Goodwill amortization	-	7,483	-	14,585
	_________	_________	_________	_________
Adjusted net earnings	$ 131,245	$ 157,508	$ 239,320	$ 296,228
	========	========	========	========
Basic and diluted earnings per common share
Reported net earnings	$.20	$.23	$.37	$.43
Goodwill amortization	-	.01	-	.02
	_________	_________	_________	_________
Adjusted net earnings	$.20	$.24	$.37	$.45
	========	========	========	========

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

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Acquisitions (Continued)

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business combinations." Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. There were no identifiable intangible assets acquired as part of the acquisition. In addition, at the date of acquisition, the Company recognized $36 million in liabilities for the costs of closing MCP's administrative offices and terminating MCP's corn sweetener marketing joint venture. As of December 31, 2002, the Company had paid $31 million in costs related to these activities and anticipates the remaining amounts to be paid by June 30, 2003. The Company has completed the allocation of the purchase price as of December 31, 2002.

Note 5. Comprehensive Income

Comprehensive income was $168 million and $165 million for the quarters ended December 31, 2002 and 2001, respectively. Comprehensive income was $224 million and $305 million for the six months ended December 31, 2002 and 2001, respectively.

Note 6. Other Expense - net

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Interest expense	$ 95,293	$ 92,465	$ 179,813	$ 184,719
Investment income	(29,078)	(26,636)	(62,768)	(59,920)
Net (gain) loss on marketable securities transactions	2,704	19,983	2,678	(35,553)
Equity in (earnings) losses of affiliates	(9,278)	(8,973)	(10,582)	10,866
Other	(3,793)	(4,898)	(4,959)	(4,859)
	_______	_______	_______	_______
	$ 55,848	$ 71,941	$ 104,182	$ 95,253
	======	======	======	======

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

For detailed information regarding the Company's reportable segments, see Note 11 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2002. As a result of the MCP acquisition, identifiable assets of the Corn Processing segment have increased by $737 million from the amount shown in Note 11 to the consolidated financial statements included in the Company's annual report for the year ended June 30, 2002.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Segment Information (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Sales to external customers
Oilseeds Processing	$ 2,346,991	$ 1,979,915	$ 4,647,847	$ 4,010,923
Corn Processing	655,713	514,754	1,175,810	1,008,053
Wheat Processing	415,701	364,901	779,364	718,838
Agricultural Services	3,426,685	1,864,875	6,391,887	3,492,429
Other	962,292	739,551	1,756,369	1,437,436
	________	________	________	________
Total	$ 7,807,382	$ 5,463,996	$14,751,277	$ 10,667,679
	=======	=======	=======	=======
Intersegment sales
Oilseeds Processing	$ 33,809	$ 29,047	$ 58,458	$ 60,768
Corn Processing	89,814	47,120	142,709	93,466
Wheat Processing	8,902	8,372	18,153	15,562
Agricultural Services	447,640	570,722	715,321	929,202
Other	24,561	24,631	47,779	49,559
	________	________	________	________
Total	$ 604,726	$ 679,892	$ 982,420	$ 1,148,557
	=======	=======	=======	=======
Net sales
Oilseeds Processing	$ 2,380,800	$ 2,008,962	$ 4,706,305	$ 4,071,691
Corn Processing	745,527	561,874	1,318,519	1,101,519
Wheat Processing	424,603	373,273	797,517	734,400
Agricultural Services	3,874,325	2,435,597	7,107,208	4,421,631
Other	986,853	764,182	1,804,148	1,486,995
Intersegment elimination	(604,726)	(679,892)	(982,420)	(1,148,557)
	________	________	________	________
Total	$ 7,807,382	$ 5,463,996	$14,751,277	$ 10,667,679
	=======	=======	=======	=======
Operating profit
Oilseeds Processing	$ 102,724	$ 132,786	$ 179,098	$ 218,060
Corn Processing	71,317	46,619	155,256	133,059
Wheat Processing	18,821	31,352	38,706	51,916
Agricultural Services	34,959	74,027	75,072	89,944
Other	69,548	56,530	89,183	69,566
	________	________	________	________
Total operating profit	297,369	341,314	537,315	562,545
Corporate	(108,527)	(115,713)	(192,969)	(139,022)
	________	________	________	________
Income before income taxes	$ 188,842	$ 225,601	$ 344,346	$ 423,523
	=======	=======	=======	=======

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Guarantees and Contractual Obligations

Effective December 31, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure of all guarantee arrangements and requires guarantees issued or revised after December 31, 2002, to be recognized at fair value in the financial statements.

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. At December 31, 2002, these debt guarantees total approximately $628 million.

Note 9. Antitrust Investigation and Related Litigation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Net earnings for the quarter decreased principally due to reduced North American Oilseed Processing results and poor crop conditions in North America which reduced grain origination results. These decreases were partially offset by improved results in Corn Processing and Cocoa operations. Net earnings for the six months decreased due principally to reduced North American and European oilseed crush volumes and margins, reduced operating results of barge transportation operations, and a $36 million reduction in gains on marketable securities transactions. These decreases were partially offset by improved Corn Processing and Cocoa operating results.

The Company completed its acquisition of Minnesota Corn Processors LLC (MCP), an operator of corn wet-milling plants in Minnesota and Nebraska, on September 6, 2002. Prior to September 6, 2002, the Company had a 30% ownership interest in MCP through its ownership of non-voting Class B units. The Company paid MCP shareholders $382 million in cash, or $2.90 for each outstanding Class A unit, to acquire all of the outstanding Class A units and assumed $233 million of MCP debt. The operating results of MCP are included in the Company's net earnings from September 6, 2002.

The Company adopted Statement of Financial Accounting Standards Number 142 (SFAS 142) "Goodwill and Other Intangible Assets" on July 1, 2002. Under the standard, goodwill is no longer amortized but is subject to annual impairment tests. The nonamortization of goodwill resulted in an increase in net earnings of $7 million and $15 million during the quarter and six months ended December 31, 2002, respectively.

Three Months Ended December 31, 2002 compared to Three Months Ended December 31, 2001

Net sales and other operating income increased 43 percent for the quarter to $7.8 billion principally due to recently-acquired Agricultural Services and Corn Processing operations and, to a lesser extent, increased sales volumes and higher average selling prices.

Cost of products sold increased $2.4 billion for the quarter to $7.3 billion due primarily to recently-acquired businesses and, to a lesser extent, higher commodity price levels. Manufacturing costs were relatively unchanged from the prior year.

Selling, general and administrative expenses increased $36 million for the quarter to $246 million due principally to recently-acquired Corn Processing and Agricultural Services operations.

Other expense decreased $16 million for the quarter to $56 million principally due to last year's write-off of the Company's investments in the Rooster and Pradium e-commerce ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income taxes decreased for the quarter primarily due to lower pretax earnings and a reduction in the Company's effective tax rate. The Company's effective tax rate for the quarter was 30.5% as compared to 33.5% for the comparable period of a year ago. This decrease is principally due to a reduction in anticipated foreign tax liabilities and the impact of no goodwill amortization, which was not deductible for tax purposes.

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

Corn Processing segment includes activities related to the production of products for use in the food and beverage industry. These products include syrup, starch, glucose, dextrose and high fructose sweeteners. Corn gluten feed and distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. The results of MCP from September 6, 2002, are included in the Corn Processing segment.

Wheat Processing segment includes activities related to the production of wheat flour for use primarily by bakeries and pasta manufacturers.

Agricultural Services segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients. Also included in Agricultural Services are the activities of A.C. Toepfer International and affiliates, one of the world's largest trading companies specializing in agricultural commodities and processed products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED
	DECEMBER 31,
	2002	2001	Change
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,346,991	$ 1,979,915	$ 367,076
Corn Processing	655,713	514,754	140,959
Wheat Processing	415,701	364,901	50,800
Agricultural Services	3,426,685	1,864,875	1,561,810
Other	962,292	739,551	222,741
	_________	_________	_________
Total	$ 7,807,382	$ 5,463,996	$ 2,343,386
	========	========	========

Operating profit
Oilseeds Processing	$ 102,724	$ 132,786	$ (30,062)
Corn Processing	71,317	46,619	24,698
Wheat Processing	18,821	31,352	(12,531)
Agricultural Services	34,959	74,027	(39,068)
Other	69,548	56,530	13,018
	_________	_________	_________
Total	$ 297,369	$ 341,314	$ (43,945)
Total	========	========	========

Oilseeds Processing sales increased 19 percent to $2.3 billion for the quarter primarily due to increased sales volumes and higher average selling prices. These increases were primarily due to increased South American exports of oilseeds and oilseed products, and higher average vegetable oil selling prices resulting from increased demand. Oilseed Processing operating profits decreased 23 percent to $103 million for the quarter due primarily to lower North American oilseed crush volumes and margins partially offset by improved operating results of the Company's South American and Asian oilseed operations. Oilseed crushing margins in North America have been negatively impacted by higher oilseed costs. Although domestic average selling prices for vegetable oil have increased, domestic soybean meal average prices and demand have remained flat. The increase in average vegetable oil selling prices has not offset the higher oilseed costs.

Corn Processing sales increased 27 percent to $656 million for the quarter principally due to the recently-acquired MCP operations and increased ethanol sales volumes. The ethanol sales volume increases are principally due to increased demand from California gasoline refiners. Operating profits increased 53 percent to $71 million for the quarter also principally due to increased ethanol sales volumes and improved results of the Company's sweetener operations due primarily from improved average selling prices.

Wheat Processing sales increased 14 percent to $416 million for the quarter primarily due to increased commodity price levels resulting from the drought conditions in the Midwestern United States. This increase was partially offset by lower sales volumes of wheat flour products. Operating profit decreased $13 million to $19 million for the quarter principally due to lower flour milling yields and last year's increased export volumes due to government food donation programs. The lower flour milling yields are principally due to the lower quality wheat crop resulting from the drought conditions in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agricultural Services sales increased $1.6 billion to $3.4 billion for the quarter due principally to the recently-acquired operations of A.C. Toepfer International. Operating profits decreased $39 million to $35 million for the quarter principally due to decreased results of international trading operations and grain origination operations in the Midwestern United States. Grain origination operations have declined as a result of the reduced crop size caused by the drought conditions in the Midwestern United States.

Other sales increased 30 percent to $962 million for the quarter primarily due to increased sales volumes and higher average selling prices of cocoa products and, to a lesser extent, increased sales volumes of amino acid and animal feed products. These increases were partially offset by a decrease in sales volumes of edible beans. Operating profits increased 23 percent to $70 million principally due to improved results of Cocoa operations as improved demand for butter and powder resulted in increased margins. Amino acid and Gruma corn flour operating results also improved during the quarter. These increases were partially offset by a reduction in the gain from the partial settlement of vitamin antitrust litigation and reduced operating results of the Company's protein specialties operations. The Company recognized a $25 million gain from the vitamin settlement in the current year quarter as compared to a $40 million gain during the prior year quarter.

Six Months Ended December 31, 2002 compared to Six Months Ended December 31, 2001

Net sales and other operating income increased 38 percent to $14.8 billion for the six months principally due to recently-acquired Agricultural Services and Corn Processing operations and, to a lesser extent, increased sales volumes and higher average selling prices.

Cost of products sold increased $4.1 billion for the six months to $13.8 billion principally due to recently-acquired businesses and, to a lesser extent, higher commodity price levels. Manufacturing costs were relatively unchanged from the prior year.

Selling, general and administrative expenses increased $68 million during the six months to $462 million due principally to recently-acquired Corn Processing and Agricultural Services operations, and to a lesser extent, increased personnel related expenses.

Other expense increased $9 million during the six months to $104 million principally due to a reduction in realized gains on securities transactions, partially offset by increased equity in earnings of unconsolidated affiliates and reduced interest costs. Realized gains on securities transactions during the comparable period of a year ago consisted of a $56 million gain on marketable securities transactions, primarily from the sale of IBP, Inc. shares, partially offset by the write-off of the Company's investments in the Rooster and Pradium e-commerce ventures. The increase in equity in earnings of unconsolidated affiliates is principally due to reduced losses of the Company's private equity fund investments and improved results of Eastern European and Mexican starch ventures. Last year's equity in earnings of unconsolidated affiliates included the earnings of A.C. Toepfer International, whose results are now consolidated in the current year. In addition, goodwill amortization charges of $8 million were included in last year's equity in earnings of unconsolidated affiliates. Interest costs decreased principally due to lower average borrowing rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income taxes decreased for the six months primarily due to lower pretax earnings and a reduction in the Company's effective tax rate. The Company's effective tax rate was 30.5% as compared to 33.5% for the comparable period of a year ago. This decrease is principally due to a reduction in anticipated foreign tax liabilities and the impact of no goodwill amortization, which was not deductible for tax purposes.

Segment Information

	SIX MONTHS ENDED
	DECEMBER 31,
	2002	2001	Change
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 4,647,847	$ 4,010,923	$ 636,924
Corn Processing	1,175,810	1,008,053	167,757
Wheat Processing	779,364	718,838	60,526
Agricultural Services	6,391,887	3,492,429	2,899,458
Other	1,756,369	1,437,436	318,933
	_________	_________	_________
Total	$ 14,751,277	$ 10,667,679	$ 4,083,598
	========	========	========

Operating profit
Oilseeds Processing	$ 179,098	$ 218,060	$ (38,962)
Corn Processing	155,256	133,059	22,197
Wheat Processing	38,706	51,916	(13,210)
Agricultural Services	75,072	89,944	(14,872)
Other	89,183	69,566	19,617
	_________	_________	_________
Total	$ 537,315	$ 562,545	$ (25,230)
	========	========	========

Oilseeds Processing sales increased 16 percent to $4.6 billion for the six months primarily due to increased sales volumes and higher average selling prices. These increases were primarily due to increased South American exports of oilseeds and oilseed products, and higher average vegetable oil selling prices resulting from increased demand. Oilseed Processing operating profits decreased 18 percent to $179 million for the six months due primarily to lower North American and European oilseed crush volumes and margins partially offset by improved operating results of the Company's South American and Asian oilseed operations. Oilseed crushing margins in North America have been negatively impacted by higher oilseed costs. Although domestic average selling prices for vegetable oil have increased, domestic soybean meal average prices and demand have remained flat. The increase in average vegetable oil selling prices has not offset the higher oilseed costs.

Corn Processing sales increased 17 percent to $1.2 billion for the six months principally due to the recently-acquired MCP operations and increased ethanol sales volumes. The ethanol sales volume increases are principally due to increased demand from California gasoline refiners. Operating profits increased 17 percent to $155 million for the six months also principally due to increased ethanol sales volumes and improved results of the Company's sweetener operations due primarily from increased average selling prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Wheat Processing sales increased 8 percent to $779 million for the six months primarily due to increased average selling prices partially offset by lower sales volumes of wheat flour products. The increase in average selling prices was principally due to higher commodity price levels resulting from the drought conditions in the Midwestern United States. Operating profit decreased $13 million to $39 million for the six months principally due to lower flour milling yields and last year's increased export volumes due to government food donation programs. The lower flour milling yields are principally due to a lower quality wheat crop resulting from the drought conditions in the United States.

Agricultural Services sales increased $2.9 billion to $6.4 billion for the six months due principally to the recently-acquired operations of A.C. Toepfer International. Operating profits decreased $15 million to $75 million for the six months due to reduced operating results of the Company's barge transportation operations due principally to lower freight rates, higher fuel costs, and low water conditions of rivers in the Midwestern United States.

Other sales increased 22 percent to $1.8 billion for the six months primarily due to increased sales volumes and higher average selling prices of cocoa products and, to a lesser extent, increased sales volumes of amino acid and animal feed products. These increases were partially offset by a decrease in sales volumes of edible beans. Operating profits increased 28 percent to $89 million principally due to improved results of Cocoa operations as improved demand for butter and powder resulted in increased margins. Amino acid operating results also improved as a result of increased demand. In addition, reduced losses in the Company's private equity fund investments and improved results of the Company's Eastern European starch ventures also improved operating profits. These increases were partially offset by a reduction in the gain from the partial settlement of vitamin antitrust litigation and reduced operating results of the Company's protein specialties operations. The Company recognized a $25 million gain from the vitamin settlement in the current year as compared to a $40 million gain during the comparable period of a year ago.

Liquidity and Capital Resources

At December 31, 2002, the Company continued to show substantial liquidity with working capital of $3.0 billion and a current ratio, defined as current assets divided by current liabilities, of 1.5. Working capital increased $356 million during the six months principally due to the issuance of $500 million of debentures on October 1, 2002. These debentures are due in 2032 and bear interest at a rate of 5.935 percent. Capital resources remained strong as reflected in the Company's net worth of $6.8 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at December 31, 2002, was 36 percent compared to 32 percent at June 30, 2002. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility. The increase in the ratio of long-term debt to total capital was principally due to the issuance of the debentures described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations and Commercial Commitments

Changes related to contracts and commitments during the six months ended December 31, 2002, were principally due to the Company's acquisition of MCP. As described above, the Company's short-term borrowings increased $696 million during the six months primarily due to the acquisition of MCP and to fund working capital requirements. The Company assumed $233 million of debt in connection with the MCP acquisition with aggregate maturities of $4 million in both fiscal 2004 and 2005, $28 million in fiscal 2006, $34 million in both fiscal 2007 and 2008, and $129 million thereafter. The Company also assumed MCP lease obligations with aggregate future minimum lease payments of $80 million.

As described above, the Company's long-term debt increased as a result of the issuance of $500 million of debentures on October 1, 2002. The debentures are due in 2032.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter and six months ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter and six months ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances. In 2000, the Company voluntarily disclosed certain other permit exceedances at the same facility. In 1998, the State of Illinois filed a civil administrative action against the Company alleging violations of the Illinois Environmental Protection Act, and regulations promulgated thereunder, arising from a one-time release of denatured ethanol at one of the Company's Illinois distribution facilities. The Company has agreed to settle this matter for a penalty of $80,000. The Company is also in discussions with the Illinois EPA to settle all of the other pending matters with the State. In January 2000, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. That matter has been referred to the Department of Justice ("DOJ"), and the Company has met with the U.S. EPA and DOJ regarding settlement of that matter. When the Company acquired Minnesota Corn Processors ("MCP"), it assumed negotiations regarding an enforcement action filed by the Nebraska Department of Environmental Quality relating to road dust emissions at the MCP plant in Columbus, Nebraska. The State of Nebraska is seeking a penalty of $50,000 in that matter. In management's opinion, the settlement of these proceedings, all seeking compliance with applicable environmental permits and regulations, will not, either individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. The Company, as well as the other defendants, subsequently filed petitions for writ of certiorari with the United States Supreme Court which are currently pending.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Superior Court of Justice in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Part VI of the Competition Act and for damages for the civil tort of conspiracy and intentional interference with economic relations. The putative class is comprised of all corporations in Canada and all consumers, other than those in the Province of Quebec, who purchased lysine, products containing lysine, or products derived from animals that consumed lysine during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$15 million for violations of the Competition Act, C$30 million as damages for alleged tortious conduct, C$5 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99CP. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991. On or about July 15, 2002, the plaintiffs and the defendants in the Ontario and Quebec actions described above entered into a settlement agreement pursuant to which the Company will pay the plaintiffs C$4.5 million. This settlement agreement is subject to court approval in both provinces. The settlement agreement also extends to the province of British Columbia and an action has been commenced in British Columbia so that the settlement may be approved by the British Columbia court. The approval hearing before the Court in Ontario has been scheduled for February 28, 2003. No dates have been set for the approval hearings in Quebec and British Columbia.

STATE ACTION. The Company has been named as a defendant, along with other companies, in one putative class action antitrust suit alleging violations of the Alabama antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of lysine, and seeking an injunction against continued alleged illegal conduct, damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises certain indirect purchasers of lysine in the State of Alabama during certain periods in the 1990s. This action was filed on August 17, 1995 in the Circuit Court of DeKalb County, Alabama, and is encaptioned Ashley v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-336. On March 13, 1998, the court denied plaintiff's motion for class certification. Subsequently, the plaintiff amended his complaint to add approximately 300 individual plaintiffs. On March 23, 2000, defendants filed a motion for summary judgment in light of a recent Alabama Supreme Court case holding that the Alabama antitrust laws apply only to intrastate commerce. On August 11, 2000, plaintiffs filed an amended complaint. On September 15, 2000, defendants moved to dismiss or in the alternative to strike plaintiffs' amended complaint. On June 19, 2001, the Court granted defendants' motion for summary judgment on plaintiffs' claim for restraint of trade in interstate commerce and granted defendants' motion to dismiss the plaintiffs' unjust enrichment claim. The Court denied defendants' motion to dismiss plaintiffs' restraint of trade in intrastate commerce claim. However, on July 3, 2001, plaintiffs voluntarily dismissed this claim. On July 18, 2001, plaintiffs moved to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. On July 24, 2001, plaintiffs noticed an appeal of that part of the Court's order granting defendants' summary judgment motion. On October 9, 2001, the Court denied plaintiffs' motion to amend, alter or vacate the Court's dismissal of the unjust enrichment claim. The plaintiffs subsequently noticed an appeal of the Court's order dated June 19, 2001 regarding the unjust enrichment claim. On May 30, 2002, plaintiffs moved to amend their complaint to add a claim under the Alabama Deceptive Trade Practices Statute. On July 2, 2002, defendants filed a motion to strike and/or dismiss that claim. On September 13, 2002, the Alabama Supreme Court affirmed without opinion the trial court's grant of defendants' motion to dismiss and grant of defendants' motion for summary judgment. On January 6, 2003, the Court dismissed plaintiffs' Ninth Amended Complaint with prejudice by stipulation of the parties.

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

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in fourteen putative class action antitrust suits and one non-class action suit involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits involving the sale of nucleotides and monosodium glutamate in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the Plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the Plaintiffs withdrew this motion and advised that they no longer intend to sever the MSG and nucleotides claims. The Plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim, but no such pleading has yet been served. The original timetable approved by the Court for the conduct of the motion for certification in Ontario has been abandoned and no new timetable has been set. No schedule has been established for the actions pending in British Columbia and Quebec.

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

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides during anytime between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al, Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize, control and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the State of Kansas that indirectly purchased monosodium glutamate and/or nucleotides during any time between January 1990 and November 1, 1999 for use as an ingredient in the manufacture or preparation of final food products. This action was filed on July 22, 2002 in the District Court of Johnson County, Kansas and is encaptioned Williams Foods, Inc. v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-CV-04661. The Company, along with other defendants, also has been named as a defendant in one-non-class action antitrust suit filed by six individual business entities in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas state antitrust laws, including allegations that defendants agreed to raise, fix and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. This action was filed on October 8, 2002 in the District Court of Wyandotte County, Kansas and is encaptioned Four B Corp., et al. v. Archer Daniels Midland Co., et al, Civil Action No. 02-C-4271. On January 3, 2003, the Company along with other defendants removed this action to the United States District Court for the District of Kansas.

Item 4. Submission of matters to a vote of Security Holders:

The Annual Meeting of Stockholders was held on November 7, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:
Nominee	Shares Cast For	Shares Withheld
G. A. Andreas	565,663,323	16,659,160
M. H. Carter	551,639,881	30,682,602
H. de Boon	551,882,757	30,439,726
R. S. Joslin	551,703,585	30,618,898
S. A. McMurtrie	567,398,273	14,924,210
D. J. Mimran	552,234,310	30,088,173
M. B. Mulroney	564,826,663	17,495,820
J. K. Vanier	567,583,041	14,739,442
O. G. Webb	567,715,576	14,606,907
A. Young	551,107,720	31,214,763

There were no abstentions or broker non-votes regarding the election of directors.

    The appointment by the Board of Directors of Ernst & Young LLP as independent auditors to audit the accounts of the Company for the fiscal year ending June 30, 2003 was ratified as follows:

For	Against	Abstain
545,487,437	33,139,258	3,695,788

    The adoption of the Archer-Daniels-Midland Company 2002 Incentive Compensation Plan was ratified as follows:

For	Against	Abstain
519,481,438	56,423,565	6,417,480

    The Stockholder's proposal relative to cumulative voting was defeated as follows:

For	Against	Abstain
175,626,721	309,706,408	19,095,105

    The Stockholder's proposal on non-audit services of the Company's independent accountants was defeated as follows:

For	Against	Abstain
195,347,419	298,341,265	10,739,550

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

(4) Second Supplemental Indenture, dated as of October 11, 2002, between the registrant and JPMorgan Chase Bank.

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

b) A Form 8-K was not filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President

and Chief Financial Officer

/s/ D. J. Smith

D. J. Smith

Executive Vice President, Secretary and

General Counsel

Dated: February 13, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date: February 13, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date: February 13, 2003

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President and

Chief Financial Officer