Form 10-Q
period 2003-03-31
ARCHER DANIELS MIDLAND CO
filed 2003-05-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X__ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 644,431,823 shares

(April 30, 2003)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

THREE MONTHS ENDED
MARCH 31,
2003	2002
(In thousands, except per share amounts)

Net sales and other operating income	$ 7,908,530	$ 5,189,165
Cost of products sold	7,494,182	4,798,922
Gross Profit	414,348	390,243

Selling, general and administrative expenses	231,225	199,713
Other expense - net	29,392	14,312
Earnings Before Income Taxes	153,731	176,218

Income taxes	36,926	59,034

Net Earnings	$ 116,805	$ 117,184

Average number of shares outstanding	645,445	653,586

Basic and diluted earnings per common share	$.18	$.18

Dividends per common share	$.06	$.05

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

NINE MONTHS ENDED
MARCH 31,
2003	2002
(In thousands, except per share amounts)

Net sales and other operating income	$ 22,659,807	$ 15,856,844
Cost of products sold	21,334,589	14,553,816
Gross Profit	1,325,218	1,303,028

Selling, general and administrative expenses	693,567	593,722
Other expense - net	133,574	109,565
Earnings Before Income Taxes	498,077	599,741

Income taxes	141,952	200,914

Net Earnings	$ 356,125	$ 398,827

Average number of shares outstanding	646,574	658,868

Basic and diluted earnings per common share	$.55	$.61

Dividends per common share	$.18	$.148

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2003	2002
(In thousands)

ASSETS

Current Assets
Cash and cash equivalents	$ 1,250,614	$ 844,187
Marketable securities	141,193	134,474
Receivables	3,273,024	2,849,523
Inventories	3,946,782	3,255,412
Prepaid expenses	423,351	279,635
Total Current Assets	9,034,964	7,363,231

Investments and Other Assets
Investments in and advances to affiliates	1,612,394	1,653,895
Long-term marketable securities	789,676	876,802
Goodwill	315,329	223,598
Other assets	376,467	408,506
	3,093,866	3,162,801

Property, Plant and Equipment
Land	189,263	172,279
Buildings	2,521,987	2,247,112
Machinery and equipment	9,860,744	9,250,880
Construction in progress	406,327	351,803
	12,978,321	12,022,074
Allowances for depreciation	(7,552,386)	(7,131,833)

	5,425,935	4,890,241

	$ 17,554,765	$15,416,273

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2003	2002
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt	$ 1,596,720	$ 967,473
Accounts payable	2,869,420	2,330,992
Accrued expenses	1,196,194	1,115,042
Current maturities of long-term debt	304,128	305,790
Total Current Liabilities	5,966,462	4,719,297

Long-Term Debt	3,869,193	3,111,294

Deferred Liabilities
Income taxes	639,132	631,923
Other	223,238	198,938
	862,370	830,861

Shareholders' Equity
Common stock	5,369,580	5,436,151
Reinvested earnings	1,806,939	1,567,570
Accumulated other comprehensive loss	(319,779)	(248,900)

	6,856,740	6,754,821

	$17,554,765	$15,416,273

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NINE MONTHS ENDED
MARCH 31,
2003	2002
(In thousands)

Operating Activities

Net earnings	$ 356,125	$ 398,827
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	471,597	422,829
Deferred income taxes	38,831	(12,165)
Amortization of long-term debt discount	4,134	41,731
(Gain) loss on marketable securities transactions	2,704	(37,311)
Stock contributed to employee benefit plans	16,583	20,029
Other - net	44,919	5,994
Changes in operating assets and liabilities
Receivables	(219,785)	88,664
Inventories	(692,842)	(323,916)
Prepaid expenses	(58,448)	(39,399)
Accounts payable and accrued expenses	523,865	634,155
Total Operating Activities	487,683	1,199,438

Investing Activities

Purchases of property, plant and equipment	(313,138)	(244,103)
Purchases of businesses, net of cash acquired	(483,519)	(29,212)
Investments in and advances to affiliates - net	(61,211)	4,771
Purchases of marketable securities	(312,362)	(387,850)
Proceeds from sales of marketable securities	187,342	411,858
Other - net	21,733	1,928
Total Investing Activities	(961,155)	(242,608)

Financing Activities

Long-term debt borrowings	517,057	7,420
Long-term debt payments	(34,287)	(24,124)
Net borrowings (payments) under lines of credit agreements	610,665	(450,537)
Purchases of treasury stock	(96,780)	(156,962)
Cash dividends	(116,756)	(97,338)
Total Financing Activities	879,899	(721,541)

Increase in cash and cash equivalents	406,427	235,289
Cash and cash equivalents beginning of period	844,187	676,086

Cash and cash equivalents end of period	$ 1,250,614	$ 911,375

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

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

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,
	2001	2001	2002	2002	Total
	(In thousands)
Net sales and other operating income as reported	$ 5,504,132	$ 5,554,224	$ 5,326,399	$ 7,068,806	$ 23,453,561
Reclassification	300,449	90,228	137,234	313,756	841,667
Net sales and other operating income as adjusted	5,203,683	5,463,996	5,189,165	6,755,050	22,611,894

Cost of products sold as reported	5,098,635	5,046,936	4,936,156	6,688,378	21,770,105
Reclassification	300,449	90,228	137,234	313,756	841,667
Cost of products sold as adjusted	4,798,186	4,956,708	4,798,922	6,374,622	20,928,438
Gross profit as reported	$ 405,497	$ 507,288	$ 390,243	$ 380,428	$ 1,683,456

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

Net sales and other operating income as adjusted, by segment, for each quarter in the year ended June 30, 2002, are as follows:

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2003	2002	2003	2002
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)

Reported net earnings	$ 116,805	$ 117,184	$ 356,125	$ 398,827
Goodwill amortization	-	5,839	-	20,424
Adjusted net earnings	$ 116,805	$ 123,023	$ 356,125	$ 419,251

Basic and diluted earnings per common share
Reported net earnings	$.18	$.18	$.55	$.61
Goodwill amortization	-	.01	-	.03
Adjusted net earnings	$.18	$.19	$.55	$.64

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards Number 148 (SFAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends Statement of Financial Accounting Standards Number 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods for those companies choosing to transition to SFAS 123's fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion Number 28, "Interim Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. New Accounting Standards (Continued)

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recognized if the exercise price of the employee stock option is less than the market price on the grant date. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2003	2002	2003	2002
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income, as reported	$ 116,805	$ 117,184	$ 356,125	$ 398,827
Add: Stock-based compensation expense reported in net income, net of related tax	733	162	1,959	464
Deduct: Total stock-based compensation expense determined under fair value method, net of related tax	(2,186)	(1,206)	(6,157)	(3,505)
Pro forma net income	$ 115,352	$ 116,140	$ 351,927	$ 395,786

Basic and diluted earnings per common share:
As reported	$ .18	$ .18	$ .55	$ .61
Pro forma	$ .18	$ .18	$ .54	$ .60

In January 2003, the Financial Accounting Standards Board issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company will adopt FIN 46 in the first quarter of fiscal 2004 and has not yet determined the impact of adopting this standard.

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

On February 24, 2003, the Company acquired six wheat flour mills located in the United Kingdom from Associated British Foods plc (ABF). The Company acquired the assets and inventories of the ABF mills for cash of approximately $102 million and assumed no liabilities in connection with the acquisition. The operating results of the ABF mills are included in the Company's net earnings from February 24, 2003.

These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards Number 141, "Business Combinations." Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. There were no identifiable intangible assets acquired as part of these acquisitions. In addition, at the date of the MCP acquisition, the Company recognized $36 million in liabilities for the costs of closing MCP's administrative offices and terminating MCP's corn sweetener marketing joint venture. As of March 31, 2003, the Company had paid $34 million in costs related to these activities and anticipates the remaining amounts to be paid by June 30, 2003. The Company has completed the allocation of the purchase price for the MCP acquisition. The Company has recorded a preliminary allocation of the purchase price for the ABF mills as of March 31, 2003, as the valuation of the long-lived assets acquired has not been finalized.

Note 5. Comprehensive Income

Comprehensive income was $62 million and $112 million for the quarters ended March 31, 2003 and 2002, respectively. Comprehensive income was $285 million and $417 million for the nine months ended March 31, 2003 and 2002, respectively.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Other Expense - net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Interest expense	$ 93,305	$ 88,460	$ 273,118	$ 273,179
Investment income	(29,650)	(26,562)	(92,418)	(86,482)
Net (gain) loss on marketable securities transactions	(15)	(1,909)	2,663	(37,462)
Equity in (earnings) losses of affiliates	(19,073)	(46,522)	(29,655)	(35,656)
Other	(15,175)	845	(20,134)	(4,014)
	$ 29,392	$ 14,312	$ 133,574	$ 109,565

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

For detailed information regarding the Company's reportable segments, see Note 11 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2002. As a result of the MCP and ABF mills acquisitions, identifiable assets of the Corn Processing and Wheat Processing segments have increased by $733 million and $102 million, respectively, from the amounts shown in Note 11 to the consolidated financial statements included in the Company's annual report for the year ended June 30, 2002.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Segment Information (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Sales to external customers
Oilseeds Processing	$ 2,298,647	$ 1,939,832	$ 6,946,494	$ 5,950,755
Corn Processing	692,645	460,353	1,868,455	1,468,406
Wheat Processing	385,134	323,418	1,164,498	1,042,256
Agricultural Services	3,710,315	1,775,724	10,102,202	5,268,153
Other	821,789	689,838	2,578,158	2,127,274
Total	$ 7,908,530	$ 5,189,165	$ 22,659,807	$ 15,856,844

Intersegment sales
Oilseeds Processing	$ 33,000	$ 29,366	$ 91,458	$ 90,134
Corn Processing	96,327	44,027	239,036	137,493
Wheat Processing	11,200	7,385	29,353	22,947
Agricultural Services	469,657	260,684	1,184,978	1,189,886
Other	27,299	24,160	75,078	73,719
Total	$ 637,483	$ 365,622	$ 1,619,903	$ 1,514,179

Net sales
Oilseeds Processing	$ 2,331,647	$ 1,969,198	$ 7,037,952	$ 6,040,889
Corn Processing	788,972	504,380	2,107,491	1,605,899
Wheat Processing	396,334	330,803	1,193,851	1,065,203
Agricultural Services	4,179,972	2,036,408	11,287,180	6,458,039
Other	849,088	713,998	2,653,236	2,200,993
Intersegment elimination	(637,483)	(365,622)	(1,619,903)	(1,514,179)
Total	$ 7,908,530	$ 5,189,165	$ 22,659,807	$ 15,856,844

Operating profit
Oilseeds Processing	$ 75,379	$ 105,476	$ 254,477	$ 323,536
Corn Processing	88,787	32,568	244,043	165,627
Wheat Processing	6,437	20,429	45,143	72,345
Agricultural Services	3,526	38,117	78,598	128,061
Other	68,241	57,412	157,424	126,978
Total operating profit	242,370	254,002	779,685	816,547
Corporate	(88,639)	(77,784)	(281,608)	(216,806)
Income before income taxes	$ 153,731	$ 176,218	$ 498,077	$ 599,741

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Guarantees and Contractual Obligations

Effective December 31, 2002, the Company adopted Financial Accounting Standards Board Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure of all guarantee arrangements and requires guarantees issued or revised after December 31, 2002, to be recognized at fair value in the financial statements.

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. At March 31, 2003, these debt guarantees total approximately $648 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Net earnings for the quarter and nine months decreased due principally to reduced North American and European oilseed crush volumes and margins and reduced operating results of Agricultural Services and Wheat Processing operations due to poor crop conditions in North America. These decreases were partially offset by improved Corn Processing, Cocoa and Bioproducts operating results. Last year's results included a $37 million gain on marketable securities transactions.

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

The Company acquired six flour mills located in the United Kingdom from Associated British Foods plc (ABF) on February 24, 2003. The Company acquired the assets and inventories of the ABF mills for cash of approximately $102 million and assumed no liabilities in connection with the acquisition. The operating results of the ABF mills are included in the Company's net earnings from February 24, 2003.

The Company adopted Statement of Financial Accounting Standards Number 142 (SFAS 142) "Goodwill and Other Intangible Assets" on July 1, 2002. Under the standard, goodwill is no longer amortized but is subject to annual impairment tests. Last year's results included amortization of goodwill of $6 million and $20 million during the quarter and nine months ended March 31, 2002, respectively.

Three Months Ended MARCH 31, 2003 compared to Three Months Ended March 31, 2002

Net sales and other operating income increased 52 percent for the quarter to $7.9 billion principally due to recently-acquired Corn Processing and Agricultural Services operations and, to a lesser extent, increased sales volumes and higher average selling prices.

Cost of products sold increased $2.7 billion for the quarter to $7.5 billion due primarily to recently-acquired businesses and, to a lesser extent, higher commodity price levels. Excluding the impact of recently-acquired businesses, manufacturing costs were relatively unchanged from prior year levels.

Selling, general and administrative expenses increased $32 million for the quarter to $231 million due principally to recently-acquired Corn Processing and Agricultural Services operations and to $11 million of costs related to the Company's recent EPA settlements (see Part II, Item 1, Legal Proceedings).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other expense increased $15 million for the quarter to $29 million principally due to reduced equity in earnings of unconsolidated affiliates partially offset by a gain on the sale of redundant assets. The decrease in equity in earnings of unconsolidated affiliates is primarily due to reduced results of the Company's Compagnie Industrelle et Financiere des Produits Amylaces SA investment. In addition, last year's equity in earnings of unconsolidated affiliates included the earnings of A.C. Toepfer International, whose results are consolidated in the current year.

Income taxes decreased for the quarter primarily due to a reduction in the Company's effective tax rate and, to a lesser extent, lower pretax earnings. The Company's effective tax rate for the quarter was 24.0 percent as compared to 33.5 percent for the comparable period of a year ago. The Company reduced its effective tax rate during the quarter to reflect better than anticipated foreign tax benefits realized as a result of foreign tax planning initiatives implemented at the beginning of the fiscal year. In addition, the Company's effective tax rate for the quarter also reflects the impact of no goodwill amortization, which was not deductible for tax purposes.

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

Wheat Processing segment includes activities related to the production of wheat flour for use primarily by bakeries and pasta manufacturers. The results of the ABF mills from February 24, 2003, are included in the Wheat Processing segment.

Agricultural Services segment utilizes the Company's vast grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as food or feed ingredients. Also included in Agricultural Services are the activities of A. C. Toepfer International and affiliates, one of the world's largest trading companies specializing in agricultural commodities and processed products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002	Change
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,298,647	$ 1,939,832	$ 358,815
Corn Processing	692,645	460,353	232,292
Wheat Processing	385,134	323,418	61,716
Agricultural Services	3,710,315	1,775,724	1,934,591
Other	821,789	689,838	131,951
Total	$ 7,908,530	$ 5,189,165	$ 2,719,365

Operating profit
Oilseeds Processing	$ 75,379	$ 105,476	$ (30,097)
Corn Processing	88,787	32,568	56,219
Wheat Processing	6,437	20,429	(13,992)
Agricultural Services	3,526	38,117	(34,591)
Other	68,241	57,412	10,829
Total	$ 242,370	$ 254,002	$ (11,632)

Oilseeds Processing sales increased 18 percent to $2.3 billion for the quarter primarily due to higher average selling prices and, to a lesser extent, increased sales volumes. These increases were primarily due to increased South American exports of oilseeds and oilseed products, and higher average vegetable oil selling prices resulting from good demand and higher commodity price levels. Oilseed Processing operating profits decreased 29 percent to $75 million for the quarter due primarily to lower North American and European oilseed crush volumes and margins while operating results of the Company's South American and Asian oilseed operations were comparable to the prior year. Oilseed crush margins in North America and Europe have been negatively impacted by higher oilseed costs. Although average selling prices for oil and meal in North America and Europe increased during the quarter, these increases did not offset the higher oilseed costs.

Corn Processing sales increased 50 percent to $693 million for the quarter principally due to the recently-acquired MCP operations and increased sales volumes. The sales volume increases are principally due to increased ethanol demand from California gasoline refiners. Operating profits increased $56 million to $89 million for the quarter principally due to improved ethanol and sweetener operating results due primarily to increased sales volumes and selling prices.

Wheat Processing sales increased 19 percent to $385 million for the quarter primarily due to increased commodity price levels resulting from the drought conditions in the Midwestern United States and, to a lesser extent, the recently-acquired ABF flour mill operations. Operating profit decreased $14 million to $6 million for the quarter principally due to lower flour milling yields due to the lower quality wheat crop resulting from the drought conditions in the United States. In addition, last year's results included increased export volumes and profits from government food donation programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agricultural Services sales increased $1.9 billion to $3.7 billion for the quarter due principally to the recently-acquired operations of A. C. Toepfer International and to increased commodity price levels. Operating profits decreased $35 million to $4 million for the quarter principally due to decreased results of the Company's international trading operations, domestic grain origination operations and barge operations. Grain origination and trading operations have declined as a result of the reduced crop size caused by the drought conditions in the Midwestern United States. In addition, higher fuel costs and low river water conditions in the Midwestern United States resulted in reduced operating results of the Company's barge transportation operations.

Other sales increased 19 percent to $822 million for the quarter primarily due to increased sales volumes and higher average selling prices of cocoa products and, to a lesser extent, higher average selling prices of bioproducts. These increases were partially offset by a decrease in sales volumes of edible beans. Operating profits increased 19 percent to $68 million principally due to improved results of cocoa operations as improved demand for butter and powder resulted in increased margins. Bioproducts operating results also improved during the quarter due to improved lysine demand and increased average selling prices. These increases were partially offset by a reduction in the gain from the partial settlement of vitamin antitrust litigation and reduced operating results of the Company's citric acid operations. The Company recognized gains of $3 million from vitamin settlements this year compared to $14 million last year.

NINE Months Ended MARCH 31, 2003 compared to NINE Months Ended MARCH 31, 2002

Net sales and other operating income increased 43 percent to $22.7 billion for the nine months principally due to recently-acquired Corn Processing and Agricultural Services operations and, to a lesser extent, increased sales volumes and higher average selling prices.

Cost of products sold increased $6.8 billion for the nine months to $21.3 billion principally due to recently-acquired businesses and, to a lesser extent, higher commodity price levels. Excluding the impact of recently-acquired businesses, manufacturing costs were relatively unchanged from prior year levels.

Selling, general and administrative expenses increased $100 million during the nine months to $694 million due principally to recently-acquired Corn Processing and Agricultural Services operations and to $11 million of costs related to the Company's recent EPA settlements (see Part II, Item 1, Legal Proceedings).

Other expense increased $24 million during the nine months to $134 million principally due to a reduction in realized gains on securities transactions, partially offset by a gain on the sale of redundant assets. Realized gains on securities transactions during the comparable period of a year ago consisted of a $56 million gain on marketable securities transactions, primarily from the sale of IBP, Inc. shares, partially offset by the write-off of the Company's investments in the Rooster and Pradium e-commerce ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income taxes decreased for the nine months primarily due to lower pretax earnings and a reduction in the Company's effective tax rate. The Company's effective tax rate was 28.5% as compared to 33.5% for the comparable period of a year ago. During the third quarter, the Company reduced its effective tax rate for fiscal year 2003 from 30.5% to 28.5% to reflect better than anticipated foreign tax benefits realized as a result of foreign tax planning initiatives implemented at the beginning of the fiscal year. In addition, the Company's effective tax rate also reflects the impact of no goodwill amortization, which was not deductible for tax purposes.

	NINE MONTHS ENDED
	MARCH 31,
	2003	2002	Change
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 6,946,494	$ 5,950,755	$ 995,739
Corn Processing	1,868,455	1,468,406	400,049
Wheat Processing	1,164,498	1,042,256	122,242
Agricultural Services	10,102,202	5,268,153	4,834,049
Other	2,578,158	2,127,274	450,884
Total	$ 22,659,807	$ 15,856,844	$ 6,802,963

Operating profit
Oilseeds Processing	$ 254,477	$ 323,536	$ (69,059)
Corn Processing	244,043	165,627	78,416
Wheat Processing	45,143	72,345	(27,202)
Agricultural Services	78,598	128,061	(49,463)
Other	157,424	126,978	30,446
Total	$ 779,685	$ 816,547	$ (36,862)

Oilseeds Processing sales increased 17 percent to $6.9 billion for the nine months primarily due to increased sales volumes and higher average selling prices. These increases were primarily due to increased South American exports of oilseeds and oilseed products, and higher average vegetable oil selling prices resulting from good demand and higher commodity price levels. Oilseed Processing operating profits decreased 21 percent to $254 million for the nine months due primarily to lower North American and European oilseed crush volumes and margins partially offset by improved operating results of the Company's South American and Asian oilseed operations. Although average selling prices for vegetable oil have increased and oilseed meal average prices and demand have remained flat, oilseed crushing margins in North America and Europe were negatively impacted by higher oilseed costs.

Corn Processing sales increased 27 percent to $1.9 billion for the nine months principally due to the recently-acquired MCP operations and increased ethanol sales volumes. These sales volume increases are principally due to increased ethanol demand from California gasoline refiners. Operating profits increased 47 percent to $244 million for the nine months principally due to increased ethanol sales volumes and increased sweetener average selling prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Wheat Processing sales increased 12 percent to $1.2 billion for the nine months primarily due to increased average selling prices partially offset by lower sales volumes of wheat flour products. The increase in average selling prices was principally due to higher commodity price levels resulting from the drought conditions in the Midwestern United States. Operating profit decreased $27 million to $45 million for the nine months principally due to lower flour milling yields due to a lower quality wheat crop resulting from the drought conditions in the United States. In addition, last year's results included increased export volumes and profits from government food donation programs.

Agricultural Services sales increased $4.8 billion to $10.1 billion for the nine months due principally to the recently-acquired operations of A. C. Toepfer International and to increased commodity price levels. Operating profits decreased $49 million to $79 million for the nine months due to reduced operating results of the Company's international trading operations, domestic grain origination operations, and barge transportation operations. Grain origination and trading operating results have declined as a result of the reduced crop size caused by the drought conditions in the Midwestern United States. In addition, lower freight rates, higher fuel costs, and low river water conditions in the Midwestern United States resulted in reduced operating results of the Company's barge transportation operations.

Other sales increased 21 percent to $2.6 billion for the nine months primarily due to increased sales volumes and higher average selling prices of cocoa products and, to a lesser extent, increased sales volumes and higher average selling prices of bioproducts. These increases were partially offset by a decrease in sales volumes of edible beans. Operating profits increased 24 percent to $157 million principally due to improved results of cocoa operations as improved demand for butter and powder resulted in increased margins. Bioproducts operating results also improved primarily as a result of increased lysine selling prices and demand. In addition, improved results of the Company's Eastern European starch and Gruma corn flour ventures also contributed to the increase in profits. These increases were partially offset by a reduction in the gain from the partial settlement of vitamin antitrust litigation and reduced operating results of the Company's citric acid and protein specialties operations. The Company recognized a $28 million gain from the vitamin settlements in the current year as compared to a $54 million gain during the comparable period of a year ago.

Liquidity and Capital Resources

At March 31, 2003, the Company continued to show substantial liquidity with working capital of $3.1 billion and a current ratio, defined as current assets divided by current liabilities, of 1.5. Working capital increased $425 million during the nine months principally due to the working capital of acquired operations, increased commodity price levels, and the issuance of $500 million of debentures on October 1, 2002, partially offset by increased short-term borrowing levels. The aforementioned debentures are due in 2032 and bear interest at a rate of 5.935 percent. Capital resources remained strong as reflected in the Company's net worth of $6.9 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at March 31, 2003, was 36 percent compared to 32 percent at June 30, 2002. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility. The increase in the ratio of long-term debt to total capital was principally due to the issuance of the debentures described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations and Commercial Commitments

Changes related to contracts and commitments during the nine months ended March 31, 2003, were principally due to the Company's acquisition of MCP. As described above, the Company's short-term borrowings increased $629 million during the nine months primarily due to the acquisition of MCP and to fund working capital requirements. The Company assumed $233 million of debt in connection with the MCP acquisition with aggregate maturities of $4 million in each of fiscal 2004 and 2005, $28 million in fiscal 2006, $34 million in each of fiscal 2007 and 2008, and $129 million thereafter. The Company also assumed MCP lease obligations with aggregate future minimum lease payments of $80 million.

As described above, the Company's long-term debt increased as a result of the assumption of the MCP debt described above and the issuance of $500 million of debentures on October 1, 2002. The debentures are due in 2032.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter and nine months ended March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter and nine months ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In 1993, the State of Illinois Environmental Protection Agency ("Illinois EPA") brought administrative enforcement proceedings arising out of the Company's alleged failure to obtain proper permits for certain pollution control equipment at one of the Company's processing facilities in Illinois. The Company has agreed to settle this matter for a penalty of $160,000. In 1998, the Illinois EPA filed an administrative enforcement proceeding arising out of certain alleged permit exceedances relating to the same facility. Also, in 1998 the Company voluntarily reported to the Illinois EPA certain other permit exceedances related to other processes at that same facility, and in 1999 Illinois EPA issued a Notice of Violation relating to those exceedances. In 2000, the Company voluntarily disclosed certain other permit exceedances at the same facility. In January 2000, the United States Environmental Protection Agency ("U.S. EPA") issued a Notice of Violation to the Company for another Illinois facility regarding alleged emissions violations and the failure to obtain proper permits for various equipment at that facility. That matter was referred to the Department of Justice ("DOJ"), and the Company has met with the U.S. EPA and DOJ regarding settlement of that matter. When the Company acquired Minnesota Corn Processors ("MCP"), it resumed negotiations regarding an enforcement action filed by the Nebraska Department of Environmental Quality relating to road dust emissions at the former MCP plant in Columbus, Nebraska. The State of Nebraska sought a penalty of $50,000 in that matter.

On April 9, 2003, the Department of Justice filed a Complaint and Consent Decree with the Federal District Court in the Central District of Illinois. The Consent Decree sets forth an agreement between the Company and the federal and various state and county governments to reduce air emissions by 63,000 tons per year over the next 10 years. This agreement relates to 52 facilities located in 16 states and resolves all potential air emissions issues at these facilities, including those referenced in the preceding paragraph. In the event the Company effects these emission reductions by installation of control equipment, the capital cost during the 10-year period is estimated to be approximately $213 million. In addition, the Company agreed to pay a penalty of $4.6 million and fund various supplemental environment projects at a cost of $6.3 million.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants' petitions for writ of certiorari.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in one putative class action antitrust suit filed in Ontario Superior Court of Justice in which the plaintiffs allege the defendants reached agreements with one another as to the price at which each of them would sell lysine to customers in Ontario and as to the total volume of lysine that each company would supply in Ontario in violation of Part VI of the Competition Act and for damages for the civil tort of conspiracy and intentional interference with economic relations. The putative class is comprised of all corporations in Canada and all consumers, other than those in the Province of Quebec, who purchased lysine, products containing lysine, or products derived from animals that consumed lysine during the period from June 1, 1992 to June 27, 1995. The plaintiffs seek C$15 million for violations of the Competition Act, C$30 million as damages for alleged tortious conduct, C$5 million in punitive, exemplary and aggravated damages, interest and costs of the action. This action was served upon the Company on June 11, 1999 and is encaptioned Rein Minnema and Minnema Farms Ltd. v. Archer-Daniels-Midland Company, et al., Court File No. G23495-99CP. The Company, along with other companies, has been named as a respondent in a motion seeking authorization to institute a class action filed on or about October 20, 1999 in Superior Court in the Province of Quebec, District of Montreal, in which the applicants allege the respondents conspired, combined, agreed or arranged to prevent or lessen, unduly, competition with respect to the sale of lysine in Canada in violation of Section 45(1)(c) of the Competition Act. The putative class is comprised of certain indirect purchasers in Quebec after June 1992. The applicants seek at least C$4.4 million, costs of investigation, attorneys' fees and interest. This motion is encaptioned Option Consommateurs, et al v. Archer-Daniels-Midland Company, et al., Court No. 500-06-000089-991. On or about July 15, 2002, the plaintiffs and the defendants in the Ontario and Quebec actions described above entered into a settlement agreement pursuant to which the Company will pay the plaintiffs C$4.5 million. This settlement agreement is subject to court approval in both provinces. The settlement agreement also extends to the province of British Columbia and an action has been commenced in British Columbia so that the settlement may be approved by the British Columbia court. The settlement was approved by the Court in Ontario on February 28, 2003 and the Courts in Quebec and British Columbia on May 9, 2003.

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

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in sixteen putative class action antitrust suits and one non-class action suit involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits involving the sale of nucleotides and monosodium glutamate in Canada.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the Plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the Plaintiffs withdrew this motion and advised that they no longer intend to sever the MSG and nucleotides claims. The Plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim, but no such pleading has yet been served. The original timetable approved by the Court for the conduct of the motion for certification in Ontario has been abandoned and no new timetable has been set. No schedule has been established for the actions pending in British Columbia and Quebec. Plaintiff's counsel has advised that the Plaintiff has now reached a settlement with certain, as yet unnamed, Defendant(s). The Plaintiff's motion for approval of this settlement is scheduled for June 2, 2003 in the Ontario Superior Court.

FEDERAL ACTIONS. Eight of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate, disodium inosinate and disodium guanylate, and seek various relief, including treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of monosodium glutamate, disodium inosinate and/or disodium guanylate during certain periods in the 1990's to the present. The Company has never produced or sold disodium inosinate or disodium guanylate. One such action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Thorp, Inc. v. Archer-Daniels-Midland Company, et al., No C99 4752 (VRW). The second action was filed on October 27, 1999 in the United States District Court for the Northern District of California and is encaptioned Premium Ingredients, Ltd. v. Archer-Daniels-Midland Co., et al., No. C 99 4742(MJJ). The third action was filed on October 28, 1999 in the United States District Court for the Northern District of California and is encaptioned Felbro Food Products v. Archer-Daniels-Midland Company, et al., No.C99 4761(MJJ). The fourth action was filed on November 17, 1999 in the United States District Court for the Northern District of California and is encaptioned First Spice Mixing Co., Inc. v. Archer Daniels Midland Co., et al., No. C 99 4977 (PJH). The fifth action was filed on November 23, 1999 in the United States District Court for the District of New Jersey and is encaptioned Diversified Foods and Seasonings, Inc. v. Archer Daniels Midland Co., Inc. et al., No. 99 CV 5501. The sixth action was filed on December 16, 1999 in the United States District Court for the Eastern District of New York and is encaptioned M. Phil Yen, Inc. v. Ajinomoto Co. Inc., et al., No. 99 Div 06514 (EK). The seventh action was filed on January 27, 2000 in the Northern District of California and is encaptioned Chicago Ingredients, Inc. v. Archer-Daniels-Midland Co., et al., No. C 00 0308 (JL). The eighth action was filed on April 12, 2000 in the Eastern District of Pennsylvania and is encaptioned Heller Seasonings & Ingredients, Inc. v. Ajinomoto U.S.A., Inc., et al., No. 00-CV-1905. The Judicial Panel on Multidistrict Litigation has consolidated these actions for coordinated pretrial discovery in the United States District Court for the District of Minnesota. On June 3, 2001, the Court granted the plaintiffs' motion for class certification. The Company and the plaintiffs in these eight actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $1.25 million. On August 15, 2002 the Court preliminarily approved the settlement agreement. On November 7, 2002, the Court granted final approval of the settlement agreement.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al, Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides during anytime between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al, Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize, control and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the State of Kansas that indirectly purchased monosodium glutamate and/or nucleotides during any time between January 1990 and November 1, 1999 for use as an ingredient in the manufacture or preparation of final food products. This action was filed on July 22, 2002 in the District Court of Johnson County, Kansas and is encaptioned Williams Foods, Inc. v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-CV-04661. On February 21, 2003, the Company moved to dismiss the case. This motion is currently pending. The Company, along with other defendants, also has been named as a defendant in one-non-class action antitrust suit filed by six individual business entities in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas state antitrust laws, including allegations that defendants agreed to raise, fix and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. This action was filed on October 8, 2002 in the District Court of Wyandotte County, Kansas and is encaptioned Four B Corp., et al. v. Archer Daniels Midland Co., et al, Civil Action No. 02-C-4271. On January 3, 2003, the Company along with other defendants removed this action to the United States District Court for the District of Kansas. On April 3, 2003, the Company moved to dismiss the case. This motion is currently pending. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, California, Florida, Hawaii, Kansas, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above-referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, during any time between January 1, 1989 and November 25, 2002. This action was filed on November 25, 2002 in the Circuit Court for Dane County, Wisconsin and is encaptioned Lief v. Archer Daniels Midland Co., et al., Case No. 02-CV-3697. On March 12, 2003, the Company and other defendants removed this action to the United States District Court for the Western District of Wisconsin. On April 11, 2003, plaintiff's moved to remand this case to state court.

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

99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

b) A Form 8-K was filed on January 24, 2003, in connection with the issuance of the press release announcing the Company's results for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

By /s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President

and Chief Financial Officer

By /s/ D. J. Smith

D. J. Smith

Executive Vice President, Secretary and

General Counsel

Dated: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ D. J. Schmalz

D. J. Schmalz

Senior Vice President and

Chief Financial Officer