Form 10-K
period 2003-06-30
ARCHER DANIELS MIDLAND CO
filed 2003-09-03
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-44

ARCHER-DANIELS-MIDLAND COMPANY

(Exact name of registrant as specified in its charter)

Delaware	41-0129150
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
4666 Faries Parkway Box 1470 Decatur, Illinois	62525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 217-424-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange Swiss Stock Exchange Frankfurt Stock Exchange

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

Common Stock, no par value--$7.6 billion

(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange on July 31, 2003)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value-644,805,839 shares

(July 31, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2003 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of stockholders to be held November 6, 2003 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2003. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1. BUSINESS

(a) General Development of Business

Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.

During the last five years, the Company has experienced significant growth, spending approximately $3.5 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period. The Company incurred charges of $13 million, $83 million and $108 million during 2003, 2002 and 2000, respectively, related to the abandonment and write-down of certain long-lived assets.

(b) Financial Information About Industry Segments

The Company is principally engaged in procuring, transporting, storing, processing and merchandising agricultural commodities and products.

The Company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified as Other.

Financial information with respect to the Company's reportable business segments is set forth in "Note 13 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

(c) Narrative Description of Business

(i) Principal products produced and principal markets for and methods of distribution of such products:

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, flaxseed and corn germ into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening and other food products. Partially refined oil is also sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds. Cottonseed flour is produced and sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets. The Company has a 50% ownership interest in this joint venture.

The Company participates in various joint ventures that operate oilseed crushing facilities, oil refineries and related storage facilities in China and Indonesia.

Item 1. BUSINESS-Continued

Corn Processing

The Company is engaged in wet milling and dry milling corn operations. Products produced for use in the food and beverage industry include syrup, starch, glucose, dextrose, and sweeteners. Corn gluten feed and meal as well as distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. In gasoline, ethanol increases octane and is used as an extender and oxygenate. Corn germ, a by-product of the milling process, is further processed as an oilseed.

Almidones Mexicanos S.A., of which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Wheat Processing

The Company is engaged in milling wheat, corn and milo into flour. Wheat flour is sold primarily to commercial bakeries, food companies, food service companies and retailers. Bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets. Corn meal and flour is sold primarily to the cereal, snack and bakery mix markets. The Company produces bakery products and mixes which are sold to the baking industry. The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

Agricultural Services

The Agricultural Services segment utilizes the Company's extensive grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services' grain sourcing and transportation network provides reliable and efficient services to the Company's agricultural processing operations.

A.C. Toepfer International and affiliates, in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products. Toepfer has 39 sales offices worldwide.

The Company owns a 62% interest in Heartland Rail Corporation. Heartland's 80% owned affiliate, Iowa Interstate Railroad, operates a regional railroad in Iowa and Illinois.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

The Company owns a 20% interest in Agricore United, one of Canada's leading agri-businesses.

Other

The Company processes cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate and various compounds for the food processing industry.

Item 1. BUSINESS-Continued

The Company produces citric and lactic acids, lactates, sorbitol and xanthan gum which are used in both food and industrial products. Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient. The Company produces wheat starch and vital wheat gluten for the baking industry.

The Company produces, by fermentation of dextrose, amino acids for use as feed ingredients. These amino acids, lysine and threonine, are vital compounds used in swine feeds to produce leaner animals, and in poultry feeds to enhance the speed and efficiency of poultry production. The Company also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.

The Company produces a wide range of edible soy protein products including soy flour, grits, soy protein concentrates and soy isolates that are used in processed meats, baked foods, nutritional products, snacks and dairy and meat analogs. The Company further processes these ingredients into dry and frozen meat analogs that it markets to foodservice operators, retail and private label brand marketers, and direct to retail stores.

The Company produces natural source Vitamin E, tocopherol antioxidants and phytosterols from co-products of oilseeds which are marketed to the dietary supplement and food industry. The Company produces soy isoflavones, a dietary supplement, from a co-product of edible soy processing. The Company produces lettuce, other fresh vegetables and herbs in its hydroponic greenhouse. The Company raises fish in an aquaculture operation for distribution to consumer food customers.

The Company processes and distributes edible beans for use in many parts of the food industry.

The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy, poultry and pet food industries. Many of the feed ingredients and health and nutrition products are produced in the Company's other commodity processing operations.

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

Gruma S.A. de C.V. and affiliates, of which the Company has a 29% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico, Central America, South America and Europe. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.

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

(ii) Status of new products

The Company continues to expand its business through the development and production of new, value-added products. A new line of trans-free fats and oils has been developed under the NovaLipid™ brand using enzymatic interesterification technology. This portfolio of new products will allow margarines, shortenings and other products to be produced with near zero levels of trans-fatty acids. This enzymatic interesterification technology has been used for over a year to supply the Company's cocoa operations with cocoa butter substitutes and the Company has been supplying external customers with these products. This same process has been scaled up for trans-free fats and oils and is being tested by our customers for use in trans-free margarines, and bakery products in response to recent FDA trans-fatty acid labeling regulations.

The Company introduced a new product for latex paint manufacturers, Archer RC®, that reduces the Volatile Organic Compounds (VOCs) released as latex paint dries. During the drying process in a conventional latex paint, coalescing solvents soften the paint resin so that it will form a film. These solvents then evaporate into the atmosphere as VOCs. The new Archer RC® works in a similar way, except that it becomes part of the film instead of evaporating, producing coatings with higher scrub resistance and gloss while greatly reducing or eliminating VOCs. Archer RC® is derived from vegetable oil, a renewable resource, and will replace a petroleum-based solvent.

Other new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. Pilot scale quantities of this product have been produced to support clinical trials of this product. The Company is a leader in the processing of flaxseed.

The Company has formed a joint venture with Kao Corporation of Japan to manufacture and market diacylglycerol oil in America, Europe, Australia and New Zealand. This oil, developed by Kao, has been shown in several clinical studies in Japan to assist in lowering body fat content. This naturally derived vegetable oil can be used as a home cooking oil or as an ingredient in packaged foods. Semi-works scale production of this product has begun and is supplying test markets in Chicago and Atlanta.

The Company continues to develop its soy protein meat substitutes. New product research in the area include new extrusion processes for the development of meat substitutes. The Company also introduced a new organic soy protein ingredient, Nutrisoy® whole soybean soymilk powder. This product differs from traditional soymilks in that the fiber component of the soybean is retained in the soymilk. In the nutraceutical area, work continues on expanding the use of isoflavones into more food formulations.

(iii) Source and availability of raw materials

Substantially all of the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are subject to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and changes in standards of living and global production of similar and competitive crops.

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

Item 1. BUSINESS-Continued

(viii) Amount of backlog

Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

(ix) Business subject to renegotiation

The Company has no business with the government subject to renegotiation.

(x) Competitive conditions

Markets for the Company's products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets. However, a number of large companies compete with the Company in one or more markets. Major competitors in one or more markets include, but are not limited to, Barry Callebaut A.G., Bunge, Ltd., Cargill, Inc., ConAgra, Inc., Corn Products International, Inc. and Tate & Lyle PLC.

(xi) Research and development expenditures

Practically all of the Company's technical efforts and expenditures are concerned with food and feed ingredient products. Special efforts are being made to find improvements in food technology to alleviate protein malnutrition throughout the world, utilizing the three largest United States crops: corn, soybeans and wheat.

The Company interacts with its customers to understand their needs through its technical service representatives. These technical service representatives then interact with researchers who are familiar with the Company's wide range of food ingredients as well as a wide range of food applications technology. These individuals form quick acting teams to develop solutions to customer needs.

The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein and vegetable oil research is conducted at facilities in Decatur where bakery, meat and dairy pilot plants support application research. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas. Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin and the Netherlands. Research and technical support for industrial and food wheat starch applications is conducted in a Montreal, Canada research center. The Company conducts research for corn starches in paper and textile industries as well as fuel ethanol research in Clinton, Iowa. The Company maintains research centers in Quincy, Illinois and Decatur, Indiana that conduct swine and cattle feeding trials to test new formula feed products and to develop improved feeding efficiencies.

The amounts spent during the three years ended June 30, 2003, 2002 and 2001 for such technical efforts were approximately $29.6, $26.1 and $23.8 million, respectively.

(xii) Material effects of capital expenditures for environmental protection

During 2003, $50.9 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

In April 2003, the Company entered into an agreement with the federal and various state and county governments to reduce air emissions over the next 10 years. This agreement relates to 52 facilities located in 16 states and resolves all air emissions issues at these facilities. The Company anticipates achieving a portion of these reductions through process changes and optimization of existing pollution control equipment. However, in the event the Company were to effect these emission reductions solely by installation of additional control equipment, the capital cost during the 10-year period is estimated to be $213 million. The Company expects other expenditures for environmental facilities and programs to continue at approximately the present rate with no unusual amounts anticipated for the next two years.

(xiii) Number of employees

The number of persons employed by the Company was 26,197 at June 30, 2003.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 13 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:
	2003	2002	2001
	(in thousands)
Oilseeds Processing	$ 890,263	$ 1,268,901	$ 1,229,191
Corn Processing	60,202	93,773	151,771
Wheat Processing	90,826	83,313	61,633
Agricultural Services	4,277,620	3,595,419	3,250,944
Other	206,076	190,492	203,012
Total	$ 5,524,987	$ 5,231,898	$ 4,896,551

    Available Information

The Company's Internet website is http://www.admworld.com . The Company makes available, free of charge, through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission.

Item 1. BUSINESS-Continued

(f) Executive Officers and Certain Significant Employees of the Company

Name	Title	Age

G. Allen Andreas	Chairman of the Board of Directors from January 1999. Chief Executive from July 1997. President from July 1997 to February 1999.	60
Martin L. Andreas	Assistant to the Chief Executive from 1989. Senior Vice President from 1989 to November 2001.	64
Charles P. Archer	Vice President and Treasurer from November 2002. Treasurer from October 1992 to November 2002.	47
Maureen K. Ausura	Vice President from June 2000. Senior Vice President, Human Resources, of Giant Eagle, Inc. from 1996 to June 2000.	47
Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	42
Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001.	58
J. Kevin Burgard	Vice President from January 2003. Managing Director of ADM International from January 2003. President of North American Oilseed Processing Division from March 2002 to January 2003. President, ADM Bioproducts and Feed from September 2001 to March 2002. Vice President, North American Soybean Division from January 2001 to September 2001. Various merchandising management positions from 1986 to 2001.	40
William H. Camp	Senior Vice President from December 2001. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	54

Item 1. BUSINESS-Continued

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	54
Anthony P. Delio	Vice President of Marketing and Public Relations from March 2002. President ADM Natural Health and Nutrition September 2001 to March 2002. Vice President from May 2000. President of ADM Protein Specialties Division from October 1999 to September 2001. President of ADM Nutraceutical Division from May 1999 to September 2001. Various senior product development positions with Mars, Inc. from 1980 to May 1999.	47
Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	53
Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969 to April 1999.	56
Edward A. Harjehausen	Group Vice President from March 2002. President of ADM Bioproducts and Feed Division from March 2002. President of ADM Corn Processing Division from July 2000. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	53
Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	50
Matthew J. Jansen	Vice President from January 2003. President, South American Oilseed Processing from April 2000. Vice President, South American Oilseed Processing from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	37

Item 1. BUSINESS-Continued

Paul L. Krug, Jr.	Vice President from November 1991. President of ADM Investor Services from 1991.	59
Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	54
Margaret M. Loebl	Group Vice President - Finance from November 2002. Vice President, Corporate Finance of NIKE, Inc from 2000 to 2001. Various finance positions with General Motors Corporation from 1987 to 2000.	43
Steven R. Mills	Group Vice President from January 2002. Vice President from February 2000 to January 2002. Controller from October 1994.	48
Paul B. Mulhollem	Chief Operating Officer from January 2002. President from December 2001. Senior Vice President from October 1999 to December 2001. Group Vice President from July 1997 to October 1999. Vice President from January 1996 to July 1997. Managing Director of ADM International, Ltd. from 1993 to October 1999.	53
Brian F. Peterson	Senior Vice President - Corporate Affairs from January 2003. Group Vice President and Managing Director of ADM International, Ltd. from October 1999 to January 2003. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM Bioproducts Division from 1995 to October 1999.	61
Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President of Management Information Systems from 1988 to July 1997.	50
John G. Reed	Vice President from 1982.	73
Richard P. Reising	Senior Vice President from July 1997. Vice President, Secretary and General Counsel from 1991 to July 1997.	59

Item 1. BUSINESS-Continued

John D. Rice	Senior Vice President from February 2000. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	49
Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	42
Kenneth A. Robinson	Vice President from January 1996.	56
Scott A. Roney	Vice President, Corporate Compliance and Regulatory Affairs from April 2001. Member of the Law Department from 1991 to April 2001.	38
Marc A. Sanner	Assistant Controller from January 2003. Vice President, Business Development and Strategic Planning from July 2001 to January 2003. Various positions in tax and accounting from 1987 to 2001.	50
Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	57
A. J. Shafter	Vice President and Assistant General Counsel from January 2003. Partner with Kehart Shafter Webber & Campbell Robinson from December 1975 to January 2003.	56
David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	48
Stephen H. Yu	Vice President from January 1996.	43
Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 2. PROPERTIES

The Company owns, leases, or has a 50% or greater interest in the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	149	115	264	200	99	299
Leased	3	3	6	28	25	53
Joint Venture	-	6	6	9	-	9
	152	124	276	237	124	361

The Company's operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	40	52	92	15	84	99
Leased	2	1	3	-	18	18
Joint Venture	-	-	-	-	-	-
	42	53	95	15	102	117

The Company operates twenty-three domestic and nineteen foreign oilseed crushing plants with a daily processing capacity of approximately 88,000 metric tons (3.2 million bushels). The domestic plants are located in Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland and Turkey.

The Company operates twelve domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Tennessee, as well as twenty foreign refineries in Bolivia, Brazil, Canada, England, France, Germany, India, the Netherlands, Poland and Turkey. The Company packages oils at five domestic plants located in California, Georgia, and Illinois, as well as at ten foreign plants located in Bolivia, Brazil, England, Germany and Turkey. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas. The Company operates two fertilizer blending plants in Brazil and two bio-diesel plants in Germany.

The Oilseeds Processing segment operates fifteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6 million bushels, are located in Arkansas, Illinois, Kansas, Missouri and North Carolina.

This segment also operates one hundred two foreign elevators including port facilities in Bolivia, Brazil, Canada, Germany and Paraguay as adjuncts to its processing plants. These facilities have a storage capacity of 122 million bushels.

Item 2. PROPERTIES-Continued

Corn Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	9	-	9	3	-	3
Leased	-	-	-	-	-	-
Joint Venture	-	1	1	-	-	-
	9	1	10	3	-	3

The Company operates five wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 51,300 metric tons (2.0 million bushels). These plants, and other related properties, including two corn germ extractions plants, are located in Illinois, Iowa, Minnesota, Nebraska and North Dakota. The Corn Processing segment operates three domestic grain terminal elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6.4 million bushels are located in Minnesota. The Company also has an interest, through a joint venture, in a processing plant in Mexico.

Wheat Processing

	Processing Plants
	United States	Foreign	Total

Owned	33	32	65
Leased	1	-	1
Joint Venture	-	-	-
	34	32	66

The Company operates twenty-four domestic wheat flour mills, a domestic bulgur plant, three domestic corn flour mills, two domestic milo mills, and twenty-four foreign flour mills with a total daily milling capacity of approximately 31,000 metric tons (1.1 million bushels). The Company also operates six bakery mix and specialty ingredient plants. These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Wisconsin, Barbados, Belize, Canada, England, Grenada, Jamaica, and the Netherlands Antilles. The Company operates three foreign formula feed plants as adjuncts to the wheat flour mills in Belize, Grenada and the Netherlands Antilles. The Company operates a food ingredient plant and a rice milling plant in Jamaica. In addition, the Company operates a paper bag plant in West Virginia.

Agricultural Services

	Procurement Facilities
	United States	Foreign	Total

Owned	154	7	161
Leased	28	-	28
Joint Venture	9	-	9
	191	7	198

Item 2. PROPERTIES-Continued

The Agricultural Services Segment operates one hundred eighty-two domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including sixty-seven country elevators and one hundred fifteen sub-terminal, terminal and river loading facilities including seven grain export elevators in Florida, Louisiana, Ohio and Texas. Elevators are located in Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas. These elevators have an aggregate storage capacity of approximately 442 million bushels. The Company has three grain export elevators in Argentina that have an aggregate storage capacity of approximately 10 million bushels. In addition, the Company has three country elevators in Canada and one country elevator in the Dominican Republic.

The Company also has interests, through joint ventures, in nine domestic grain elevators located in Minnesota, North Dakota and South Dakota with an aggregate storage capacity of approximately 6 million bushels.

Other

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	67	31	98	28	8	36
Leased	-	2	2	-	7	7
Joint Venture	-	5	5	-	-	-
	67	38	105	28	15	43

The Company operates three domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland and Singapore. The Company operates fourteen cocoa bean procurement and handling facilities/port sites in the Ivory Coast, Indonesia, Malaysia and Brazil.

The Company operates ten domestic soy protein specialty plants in Illinois and three foreign plants in the Netherlands. Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands, and Vitamin E is produced in Illinois. The Company also operates a domestic starch and gluten plant in Iowa and one in Canada. The Company operates four various other food and food ingredient plants in England, France and Germany. The Company produces feed and food additives at eight plants located in Illinois, North Carolina, China and Ireland. The Company also operates a bakery mix and specialty ingredient plant in Kansas and a honey drying operation in Wisconsin.

The Company operates twenty-eight domestic and one foreign edible bean procurement facilities with an aggregate storage capacity of approximately 13 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, Wyoming and Canada. The Company has an edible bean dehydration facility in North Dakota.

The Company also operates thirty-seven domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, South Dakota, Texas, Wisconsin and Washington. The foreign plants are located in Canada, China, Ireland, Puerto Rico and Trinidad. The Company also has interests, through joint ventures, in cereal sweeteners and starch plants in Bulgaria, Hungary, Romania, Slovakia and Turkey.

Item 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

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

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company appealed this decision. On July 9, 2003 the court reduced the fine assessed against the Company to EUR 43.9 million. The Company is considering a further appeal of this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. On December 17, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 39.7 million. The Company has appealed this decision. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on September 1, 2000. On October 2, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 10.3 million. The Company has appealed this decision. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants' petitions for writ of certiorari. On July 1, 2003, the Company and the other defendants filed a motion to decertify the class. That motion is currently being briefed.

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al., No. 97-69-AS, was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On October 25, 2002, the defendants moved for partial summary judgment with respect to the corn syrup claims asserted in this case. On May 13, 2003, the Court denied this motion. On June 24, 2003, the Judicial Panel on Multidistrict Litigation remanded the case back to federal court in Oregon.

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

One action filed in the Circuit Court of Coosa County, Alabama alleging violations of the Alabama, Michigan and Minnesota antitrust laws was dismissed on April 5, 2002. This action was encaptioned Caldwell v. Archer-Daniels-Midland Company, et al., Civil Action No. 96-17.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al., Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the plaintiffs withdrew this motion and advised that they no longer intend to sever the MSG and nucleotides claims. The plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim, but no such pleading has yet been served. The original timetable approved by the Court for the conduct of the motion for certification in Ontario has been abandoned and no new timetable has been set. No schedule has been established for the actions pending in British Columbia and Quebec. Plaintiffs' counsel has advised that the plaintiffs have now reached a settlement with certain, as yet unnamed, defendant(s) in all three actions. The plaintiffs' motion for approval of this settlement, scheduled for June 2, 2003 in the Ontario Superior Court, has been tentatively adjourned to October 7, 2003. On May 28, 2003, the Company and the plaintiffs in these three actions reached an agreement pursuant to which the Company will pay the plaintiffs C$150,000, plus up to C$25,000 in costs related to providing notice of this settlement. This settlement is subject to court approval in each action.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al., Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company and the plaintiffs in these actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $50,000. This settlement will be submitted for approval by the court in the near future. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize, control and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the State of Kansas that indirectly purchased monosodium glutamate and/or nucleotides between January 1990 and November 1, 1999 for use as an ingredient in the manufacture or preparation of final food products. This action was filed on July 22, 2002 in the District Court of Johnson County, Kansas and is encaptioned Williams Foods, Inc. v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-CV-04661. On February 21, 2003, the Company moved to dismiss the case. The parties to this case subsequently executed an Order and Stipulation of Dismissal with Prejudice and the Court entered this Order on June 24, 2003. The Company, along with other defendants, also has been named as a defendant in one non-class action antitrust suit filed by six individual business entities in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas state antitrust laws, including allegations that defendants agreed to raise, fix and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. This action was filed on October 8, 2002 in the District Court of Wyandotte County, Kansas and is encaptioned Four B Corp., et al., v. Archer Daniels Midland Co., et al., Civil Action No. 02-C-4271. On January 3, 2003, the Company along with other defendants removed this action to the United States District Court for the District of Kansas. On February 12, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings. On April 3, 2003, the Company moved to dismiss the case. This motion is currently pending. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, California, Florida, Hawaii, Kansas, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above-referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, during any time between January 1, 1989 and November 25, 2002. This action was filed on November 25, 2002 in the Circuit Court for Dane County, Wisconsin and is encaptioned Lief v. Archer Daniels Midland Co., et al., Case No. 02-CV-3697. On March 12, 2003, the Company and other defendants removed this action to the United States District Court for the Western District of Wisconsin. On April 11, 2003, plaintiffs moved to remand this case to state court. On May 6, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten-Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2003 and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2003 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2003 and 2002

Consolidated statements of earnings--Years ended

June 30, 2003, 2002 and 2001

Consolidated statements of shareholders' equity--Years ended

June 30, 2003, 2002 and 2001

Consolidated statements of cash flows--Years ended

June 30, 2003, 2002 and 2001

Notes to consolidated financial statements--June 30, 2003

Summary of Significant Accounting Policies

Report of Independent Auditors

Quarterly Financial Data (Unaudited)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to June 30, 2003.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is set forth in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 6, 2003 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(f) of this report.

Item 11. EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 6, 2003 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Principal Holders of Voting Securities", "Election of Directors" and "Equity Compensation Plan Information" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 6, 2003 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 6, 2003 and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in "Fees Paid to Independent Auditors" of the definitive proxy statement for the Company's annual meeting of stockholders to be held on November 6, 2003 and is incorporated herein by reference. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. This Policy provides that audit services engagement terms and fees, and any changes in such terms or fees, are subject to the specific pre-approval of the Audit Committee. The Policy further provides that other audit services, audit-related services, tax services and permitted non-audit services are subject to general pre-approval by the Audit Committee; provided, tax services involving large complex transactions require the specific pre-approval of the Audit Committee. The requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee are submitted to the Chief Financial Officer for determination of whether such services are included within the services that have received general pre-approval of the Audit Committee. The Audit Committee has designated the Chief Financial Officer to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with this Policy. The Chief Financial Officer will report to the Audit Committee on a periodic basis on the results of his monitoring and will immediately report to the Chairman of the Audit Committee any breach of this Policy. The Chairman of the Audit Committee is authorized to act on behalf of the Audit Committee between meetings.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the Company to its shareholders for the year ended June 30, 2003, are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2003 and 2002

Consolidated statements of earnings--Years ended

June 30, 2003, 2002 and 2001

Consolidated statements of shareholders' equity--

Years ended June 30, 2003, 2002 and 2001

Consolidated statements of cash flows--Years ended

June 30, 2003, 2002 and 2001

Notes to consolidated financial statements--June 30, 2003

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K (Continued)

(a)(2) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In thousands)
Classification
Allowance for doubtful accounts
2001	$ 46,573	7,802	(6,235)	(1,124)	$ 47,016
2002	$ 47,016	11,016	(21,258)	12,515	$ 49,289
2003	$ 49,289	14,934	(27,756)	4,149	$ 40,616

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

(a)(3) LIST OF EXHIBITS

(3)(i) Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000 (File No. 1-44), are incorporated herein by reference.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K (Continued)

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

the $400,000,000 - 7% Debentures due February 1, 2031, and

the $500,000,000 - 5.935% Debentures due October 1, 2032.

Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the Commission, furnish to the Commission a copy of each such instrument.

(10) Material Contracts--Copies of the Company's stock option and stock unit plans, deferred compensation plan, and savings and investment plans, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K, are incorporated herein by reference as follows:

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

    Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

    8-K (Continued)

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

    The Archer-Daniels-Midland Company Voluntary Employee Payroll Deduction Stock Purchase Plan.

(13) Portions of annual report to shareholders incorporated by reference

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(24) Powers of attorney

(31.1) Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Form 8-K was filed on April 25, 2003, in connection with the issuance of the press release announcing the Company's results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2003

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith

D. J. Smith

Executive Vice President, Secretary

and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 3, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ G. A. Andreas	/s/ S. A. McMurtrie
G. A. Andreas,	Mrs. S. A. McMurtrie *,
Chief Executive and Director	Director
(Principal Executive Officer)
/s/ D. J. Mimran
/s/D. J. Schmalz	D. J. Mimran*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ M. B. Mulroney
(Principal Financial Officer)	M. B. Mulroney*,
Director
/s/S. R. Mills
S. R. Mills	/s/ J. K. Vanier
Group Vice President and Controller	J. K. Vanier*,
(Controller)	Director

/s/ H. de Boon	/s/ O. G. Webb
H. de Boon*,	O. G. Webb*,
Director	Director

/s/ M. H. Carter	/s/ A. Young
M. H. Carter*,	A. Young*,
Director	Director

/s/ R. S. Joslin	/s/ D. J. Smith
R. S. Joslin *,	Attorney-in-Fact
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.