Form 10-K/A
period 2003-06-30
ARCHER DANIELS MIDLAND CO
filed 2003-09-11
CIK 7084

FORM 10-K/A

Amendment No. 1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-44

ARCHER-DANIELS-MIDLAND COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0129150 (I. R. S. Employer Identification No.)
4666 Faries Parkway Box 1470 Decatur, Illinois (Address of principal executive offices)	62525 (Zip Code)
Registrant's telephone number, including area code	217-424-5200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange Swiss Stock Exchange Frankfurt Stock Exchange

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

(July 31, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

None

SAFE HARBOR STATEMENT

This Form 10-K/A contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K/A for the fiscal year ended June 30, 2003. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend and restate Exhibits 13 and 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on September 3, 2003 (the "Original 10-K"). Draft versions of Exhibits 13 and 21 were inadvertently filed as exhibits to the Original 10-K due to a clerical error.

As compared to Exhibit 13 to the Original 10-K, Exhibit 13 filed with this report contains grammatical, punctuation, and format revisions as well as several additional sentences further describing the Company's accounting treatment of recent acquisitions. There were no changes to the financial position or results of operations in Exhibit 13 to this report as compared to Exhibit 13 to the Original 10-K. For convenience, Exhibit 13 is being filed in its entirety.

Exhibit 21 filed with this report contains format revisions to Exhibit 21 to the Original 10-K in order to more clearly reflect the legal organization of the Registrant. For convenience, Exhibit 21 is being filed in its entirety.

This report continues to speak as of the date of the Original 10-K, and the Registrant has not updated the disclosures in this report to speak as of a later date.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) There were no amendments to Item 15(a)(1) of the Original 10-K.

(a)(2) Financial Statement Schedules - There are no amendments to Item 15 (a)(2) of the Original 10-K.

(a)(3) LIST OF EXHIBITS - The following amended exhibits are filed herewith.

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

(b) Reports on Form 8-K

There are no amendments to Item 15(b) of the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2003

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith

D. J. Smith

Executive Vice President, Secretary

and General Counsel