Form 10-Q
period 2003-09-30
ARCHER DANIELS MIDLAND CO
filed 2003-11-12
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, no par value - 646,664,184 shares

(October 31, 2003)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

THREE MONTHS ENDED
SEPTEMBER 30,
2003	2002
______________________________
(In thousands, except per share amounts)

Net sales and other operating income	$ 7,967,902	$ 6,943,895
Cost of products sold	7,514,148	6,523,912
	____________	____________
Gross Profit	453,754	419,983

Selling, general and administrative expenses	231,796	216,145
Other expense - net	4,304	48,334
	____________	____________
Earnings Before Income Taxes	217,654	155,504

Income taxes	67,473	47,429
	____________	____________

Net Earnings	$ 150,181	$ 108,075

	============	==========

Average number of shares outstanding	645,132	648,066

Basic and diluted earnings per common share	$0.23	$0.17

Dividends per common share	$0.06	$0.06

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
SEPTEMBER 30,	JUNE 30,
2003	2003
______________________________
(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$ 765,982	$ 764,959
Segregated cash and investments	599,009	544,669
Receivables	3,672,691	3,320,336
Inventories	3,761,037	3,550,225
Other assets	296,545	241,668
	____________	____________
Total Current Assets	9,095,264	8,421,857

Investments and Other Assets
Investments in and advances to affiliates	1,710,821	1,763,453
Long-term marketable securities	765,623	818,016
Goodwill	338,427	344,720
Other assets	433,229	366,117
	____________	____________
	3,248,100	3,292,306

Property, Plant and Equipment
Land	179,938	186,652
Buildings	2,512,831	2,606,707
Machinery and equipment	10,257,498	10,067,834
Construction in progress	257,033	406,587
	____________	____________
	13,207,300	13,267,780
Allowances for depreciation	(7,864,275)	(7,799,064)
	____________	____________

	5,343,025	5,468,716
	____________	____________

	$17,686,389	$17,182,879
	==========	==========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
SEPTEMBER 30,	JUNE 30,
2003	2003
______________________________
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 1,189,769	$ 1,279,483
Accounts payable	3,095,923	2,848,926
Accrued expenses	1,165,577	988,175
Current maturities of long-term debt	29,987	30,888
	____________	____________
Total Current Liabilities	5,481,256	5,147,472

Long-Term Liabilities
Long-term debt	3,855,306	3,872,287
Deferred income taxes	587,554	543,555
Other	545,244	550,368
	____________	____________
	4,988,104	4,966,210

Shareholders' Equity
Common stock	5,378,587	5,373,005
Reinvested earnings	1,974,489	1,863,150
Accumulated other comprehensive loss	(136,047)	(166,958)
	____________	____________

	7,217,029	7,069,197
	____________	____________

	$17,686,389	$17,182,879
	==========	==========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002
	______________________________
	(In thousands)
Operating Activities
Net earnings	$ 150,181	$ 108,075
Adjustments to reconcile to net cash provided by operations
Depreciation and amortization	166,133	147,395
Deferred income taxes	7,591	25,762
Amortization of long-term debt discount	981	1,505
(Gain) loss on marketable securities transactions	(1,092)	-
Stock contributed to employee benefit plans	6,017	5,488
Other - net	30,529	20,348
Changes in operating assets and liabilities
Segregated cash and investments	(53,803)	(123,281)
Receivables	(185,093)	(252,041)
Inventories	(232,094)	(300,076)
Other assets	(44,162)	(55,411)
Accounts payable and accrued expenses	326,760	493,908
	____________	____________
Total Operating Activities	171,948	71,672

Investing Activities
Purchases of property, plant and equipment	(94,266)	(100,652)
Net assets of businesses acquired	(53,015)	(381,590)
Investments in and advances to affiliates - net	15,195	(29,461)
Purchases of marketable securities	(159,005)	(39,046)
Proceeds from sales of marketable securities	242,985	23,227
Other - net	23,827	17,454
	____________	____________
Total Investing Activities	(24,279)	(510,068)

Financing Activities
Long-term debt borrowings	2,646	150
Long-term debt payments	(15,441)	(16,478)
Net borrowings (payments) under lines of credit agreements	(91,040)	672,386
Purchases of treasury stock	(3,969)	(54,181)
Cash dividends	(38,842)	(39,024)

	____________	____________
Total Financing Activities	(146,646)	562,853

Increase in Cash and Cash Equivalents	1,023	124,457
Cash and Cash Equivalents Beginning of Period	764,959	526,115
	____________	____________

Cash and Cash Equivalents End of Period	$ 765,982	$ 650,572
	==========	===========
See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

Certain items in the prior period financial statements have been reclassified to conform to the current period's presentation. In addition, certain amounts included in the Company's consolidated financial statements and notes to consolidated financial statements as presented in this Form 10-Q differ from amounts presented in the Company's earnings release dated October 31, 2003 principally due to a $300 million reclassification between Net Sales and Other Operating Income and Cost of Products Sold.

Note 2. New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company will adopt FIN 46 in the second quarter of fiscal 2004 and believes the impact of adopting this standard will not have a material impact on the Company's financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Stock Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recognized if the exercise price of the employee stock option is less than the market price on the grant date. The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002
	_______________________________
	(In thousands, except
	per share data)

Net earnings, as reported	$ 150,181	$ 108,075
Add: stock-based compensation expense
reported in net earnings, net of related tax	714	488
Deduct: stock-based compensation expense
determined under fair value method, net of
related tax	(1,932)	(1,785)
	__________	__________
Pro forma net earnings	$ 148,963	$ 106,778
	==========	==========
Basic and diluted earnings per common share
As reported	$ .23	$ .17
Pro forma	$ .23	$ .16

Note 4. Comprehensive Income

Comprehensive income was $181 million and $56 million for the quarters ended September 30, 2003 and 2002, respectively.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 5. Other Expense - net

THREE MONTHS ENDED
SEPTEMBER 30,
	2003	2002
______________________________
(In thousands)

Interest expense	$ 83,044	$ 84,520
Investment income	(28,301)	(33,690)
Net (gain) loss on marketable securities transactions	(1,092)	-
Equity in (earnings) losses of unconsolidated affiliates	(43,294)	(1,304)
Other - net	(6,053)	(1,192)
	____________	____________
	$ 4,304	$ 48,334
	==========	==========

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

The Corn Processing segment includes activities related to the production of products for use in the food and beverage industry. These products include syrup, starch, glucose, dextrose and sweeteners. Corn gluten feed and meal as well as distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol.

The Wheat Processing segment includes activities related to the production of wheat flour for use primarily by commercial bakeries, food companies, food service companies and retailers.

The Agricultural Services segment utilizes the Company's extensive grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services' grain sourcing and transportation network provides reliable and efficient services to the Company's agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

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

For detailed information regarding the Company's reportable segments, see Note 13 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Segment Information (Continued)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002
	____________________________________
	(In thousands)

Sales to external customers
Oilseeds Processing	$ 2,712,864	$ 2,300,856
Corn Processing	707,262	520,097
Wheat Processing	423,671	363,663
Agricultural Services	3,260,794	2,965,202
Other	863,311	794,077
	____________	____________
Total	$ 7,967,902	$ 6,943,895
	==========	==========
Intersegment sales
Oilseeds Processing	$ 36,069	$ 24,649
Corn Processing	100,605	52,895
Wheat Processing	10,420	9,251
Agricultural Services	262,875	267,681
Other	30,263	23,218
	____________	____________
Total	$ 440,232	$ 377,694
	==========	==========
Net sales
Oilseeds Processing	$ 2,748,933	$ 2,325,505
Corn Processing	807,867	572,992
Wheat Processing	434,091	372,914
Agricultural Services	3,523,669	3,232,883
Other	893,574	817,295
Intersegment elimination	(440,232)	(377,694)
	____________	____________
Total	$ 7,967,902	$ 6,943,895
	==========	==========
Operating profit
Oilseeds Processing	$ 67,830	$ 76,374
Corn Processing	84,556	83,939
Wheat Processing	25,814	19,885
Agricultural Services	42,849	40,113
Other	75,526	19,635
	____________	____________
Total operating profit	296,575	239,946
Corporate	(78,921)	(84,442)
	____________	____________
Income before income taxes	$ 217,654	$ 155,504
	==========	==========

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Guarantees and Contractual Obligations

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. At September 30, 2003, these debt guarantees total approximately $638 million.

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
AND RESULTS OF OPERATIONS

OPERATIONS

Net earnings for the first quarter of fiscal 2004 increased due principally to improved operating results of wheat flour milling, cocoa, and bioproducts operations as well as improved private equity fund investment results. These increases were partially offset by decreased Oilseeds Processing results due to reduced North American and European oilseed crush margins.

The comparability of the Company's operating results to the prior year is affected by the following acquisitions completed during or subsequent to the first quarter of fiscal 2003.

On September 6, 2002, the Company acquired all of the outstanding Class A units of Minnesota Corn Processors, LLC (MCP), an operator of corn wet-milling plants in Minnesota and Nebraska. These Class A units represented 70% of the outstanding equity of MCP. Prior to September 6, 2002, the Company owned non-voting Class B units, which represented the remaining 30% of the outstanding equity of MCP. The Company paid cash of approximately $382 million for the outstanding Class A units and assumed $233 million of MCP long-term debt. Prior to September 6, 2002, the Company accounted for its investment in MCP on the equity method of accounting. The operating results of MCP are included in the Company's Corn Processing segment.

The Company acquired six flour mills located in the United Kingdom from Associated British Foods plc (ABF) on February 24, 2003. The Company paid cash of approximately $96 million for the assets and inventories of the ABF mills. The operating results of the ABF mills are included in the Company's Wheat Processing segment.

On April 7, 2003, the Company acquired the outstanding shares of Pura plc (Pura), a United Kingdom based company that processes and markets edible oil, for cash of approximately $58 million. Prior to April 7, 2003, the Company owned 28% of the outstanding shares of Pura and accounted for this investment on the equity method of accounting. The operating results of Pura are included in the Company's Oilseeds Processing segment.

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Net sales and other operating income increased 15% for the quarter to $8.0 billion primarily due to higher average selling prices and, to a lesser extent, increased sales volumes and recently-acquired businesses.

Cost of products sold increased $1.0 billion for the quarter to $7.5 billion due primarily to higher commodity price levels and, to a lesser extent, costs related to recently-acquired businesses and increased manufacturing costs. Manufacturing costs increased $131 million from prior year levels primarily due to $58 million of costs related to recently-acquired businesses and a $26 million increase in energy-related costs.

Selling, general and administrative expenses increased $16 million for the quarter to $232 million. This increase includes $6 million of costs related to recently-acquired businesses plus general corporate cost increases.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Other expense decreased $44 million to $4 million for the quarter due principally to increased equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is principally due to a $38 million increase in earnings of the Company's private equity fund investments.

Income taxes increased for the quarter primarily due to higher pretax earnings and an increase in the Company's effective tax rate. The Company's effective tax rate for the quarter was 31.0% as compared to 30.5% for the comparable period of a year ago.

Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing, and Agricultural Services. The Company's remaining operations are aggregated and classified as Other.

Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

Corn Processing segment includes activities related to the production of products for use in the food and beverage industry. These products include syrup, starch, glucose, dextrose and sweeteners. Corn gluten feed and meal as well as distillers grains are produced for use as feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol.

Wheat Processing segment includes activities related to the production of wheat flour for use primarily by commercial bakeries, food companies, food service companies and retailers.

Agricultural Services segment utilizes the Company's extensive grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services' grain sourcing and transportation network provides reliable and efficient services to the Company's agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002	Change
	_________________________________________
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 2,712,864	$ 2,300,856	$ 412,008
Corn Processing	707,262	520,097	187,165
Wheat Processing	423,671	363,663	60,008
Agricultural Services	3,260,794	2,965,202	295,592
Other	863,311	794,077	69,234
	__________	__________	__________
Total	$ 7,967,902	$ 6,943,895	$ 1,024,007
	=========	========	=========
Operating profit
Oilseeds Processing	$ 67,830	$ 76,374	$ (8,544)
Corn Processing	84,556	83,939	617
Wheat Processing	25,814	19,885	5,929
Agricultural Services	42,849	40,113	2,736
Other	75,526	19,635	55,891
	__________	__________	__________
Total	$ 296,575	$ 239,946	$ 56,629
	=========	========	=========

Oilseeds Processing sales increased 18% to $2.7 billion for the quarter primarily due to increased sales volumes and, to a lesser extent, higher average selling prices and the recently-acquired Pura operations. These increases were primarily due to higher vegetable oil and protein meal sales volumes and average selling prices resulting from good demand. Oilseeds Processing operating profits decreased 11% to $68 million for the quarter due primarily to lower North American and European oilseed crush margins. Vegetable oil and protein meal demand remained strong, but oilseed crush margins continue to be negatively impacted by higher oilseed costs.

Corn Processing sales increased 36% to $707 million for the quarter due principally to the recently-acquired MCP operations and, to a lesser extent, increased ethanol sales volumes. Operating profits of $85 million for the quarter were comparable to the prior year quarter.

Wheat Processing sales increased 17% to $424 million for the quarter due principally to the recently-acquired ABF mills and, to a lesser extent, increased average selling prices and volumes for wheat flour products. Operating profits increased 30% to $26 million for the quarter primarily due to a higher quality wheat crop, which improved operating volumes and flour milling yields.

Agricultural Services sales increased 10% to $3.3 billion due principally to higher commodity prices. Operating profits increased slightly during the quarter due primarily to improved global merchandising results partially offset by a decline in domestic grain origination operating results. Domestic grain origination results continued to be negatively impacted by last year's poor crop conditions in the midwestern United States.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Other sales increased 9% to $863 million for the quarter due primarily to increased average selling prices of cocoa products and bioproducts. Operating profits of the Other segment increased $56 million to $76 million for the quarter principally due to increased earnings of the Company's private equity fund investments and to a lesser extent, improved results of the Company's cocoa and bioproducts operations. The Company's cocoa operating results improved as continued strong demand for butter and powder increased average selling prices and processing margins. Bioproducts operating results also improved as solid lysine demand resulted in improved selling prices and operating margins. These increases were partially offset by reduced operating results of the Company's citric acid operations.

Liquidity and Capital Resources

At September 30, 2003, the Company continued to show substantial liquidity with working capital of $3.6 billion and a current ratio, defined as current assets divided by current liabilities, of 1.7. Working capital increased $340 million during the quarter principally due to cash flow from operations and to increased receivables and inventories reflecting higher commodity price levels. Capital resources remained strong as reflected in the Company's net worth of $7.2 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at September 30, 2003, was 35% and remained unchanged as compared to June 30, 2003. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the quarter ended September 30, 2003, the Company entered into an electrical supply contract which requires the Company to purchase monthly minimum quantities during the term of the contract even though actual usage may be less than such minimum quantities. The term of the contract begins on September 30, 2003, and terminates on May 31, 2006. Future minimum payments required under this contract are $36 million for the remainder of fiscal 2004, $48 million in fiscal 2005, and $44 million in fiscal 2006.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk sensitive instruments and positions during the quarter ended September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants' petitions for writ of certiorari. On July 1, 2003, the Company and the other defendants filed a motion to decertify the class. That motion is currently pending.

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

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the State of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. Plaintiffs are seeking to conduct additional discovery. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending. On August 20, 2003, plaintiff Lisa Heun filed a motion to substitute herself as plaintiff for Arthur Waugh. That motion is currently pending. On October 9, 2003, Lisa Heun filed a motion to intervene in the action. That motion is currently being briefed.

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

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in twenty-three putative class action antitrust suits and one non-class action suit involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits involving the sale of nucleotides and monosodium glutamate in Canada. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges", plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al., Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the plaintiffs withdrew this motion and advised that they no longer intend to sever the monosodium glutamate and nucleotides claims. The plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim. The Amended Statement of Claim was served on September 3, 2003. On May 28, 2003, the Company and the plaintiffs in these three actions reached an agreement pursuant to which the Company will pay the plaintiffs C$150,000, plus up to C$25,000 in costs related to providing notice of this settlement. The plaintiffs have also reached a settlement with all of the other defendants except Tung Hai Fermentation Industrial Corp. Tung Hai is a Taiwanese company that has never responded to the action and against whom the plaintiffs have initiated default proceedings. The plaintiffs and the settling defendants are in the process of finalizing the settlement documents. Hearings to approve the settlements have been scheduled for November 24, 2003 in Ontario, December 1, 2003 in British Columbia, and January 19, 2004 in Quebec. The settlement with the Company is conditional upon the Courts' approval of all of the settlements in each action.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al., Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company and the plaintiffs in these actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $50,000. This settlement will be submitted for approval by the court in the near future. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. This class action alleges violations of the Kansas antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Kansas that indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the Circuit Court for Johnson County, Kansas and is encaptioned Smith v. Archer Daniels Midland Co., et al., Case No. 03-CV-06474. The Company, along with other defendants, also has been named as a defendant in one non-class action antitrust suit filed by six individual business entities in Kansas state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Kansas state antitrust laws, including allegations that defendants agreed to raise, fix and maintain prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. This action was filed on October 8, 2002 in the District Court of Wyandotte County, Kansas and is encaptioned Four B Corp., et al., v. Archer Daniels Midland Co., et al., Civil Action No. 02-C-4271. On January 3, 2003, the Company along with other defendants removed this action to the United States District Court for the District of Kansas. On February 12, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings. On April 3, 2003, the Company filed a motion to dismiss the case. On November 3, 2003, the Court granted the Company's motion to dismiss and dismissed this case with prejudice. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, California, Florida, Hawaii, Kansas, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above-referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1989 and November 25, 2002. This action was filed on November 25, 2002 in the Circuit Court for Dane County, Wisconsin and is encaptioned Lief v. Archer Daniels Midland Co., et al., Case No. 02-CV-3697. On March 12, 2003, the Company and other defendants removed this action to the United States District Court for the Western District of Wisconsin. On April 11, 2003, plaintiffs filed a motion to remand this case to state court. On May 6, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in South Dakota state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the South Dakota antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in South Dakota who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in the Circuit Court for Pennington County, South Dakota and is encaptioned Berger v. Archer Daniels Midland Co., et al., Case No. 03-CV-964. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in North Carolina state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, Arkansas, Florida, Hawaii, Iowa, Kansas, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, West Virginia and Wisconsin, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in Mecklenburg County Superior Court and is encaptioned Thai Holdings of Charlotte, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-CVS-15906. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Michigan state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Michigan antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Michigan who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 4, 2003 in the Circuit Court for Wayne County, Michigan and is encaptioned National Coney Island, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-329445. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Arizona state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Arizona who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 8, 2003 in Maricopa County Superior Court and is encaptioned Auer v. Archer Daniels Midland Co., et al., Case No. CV-2003-017157. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the District of Columbia who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the District of Columbia Superior Court and is encaptioned Wondrack v. Archer Daniels Midland Co., et al., Case No. 03-CA-007542. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of monosodium glutamate and nucleotides. This action alleges violation of the West Virginia Antitrust Act and includes allegations that the defendants agreed to fix, raise, maintain and stabilize prices at artificially high and noncompetitive levels, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities present in West Virginia who indirectly purchased monosodium glutamate and/or nucleotides manufactured by any defendant from January 1983 to September 1999. This action was filed on September 8, 2003 in the Circuit Court of Hancock County, West Virginia and is encaptioned Marie C. Dodson, et al v. Archer-Daniels-Midland Co., et al., Civil Action No.: 03-C-168G.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
(3)(i)	Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.
(ii)	Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000, are incorporated herein by reference.

31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

b) Reports on Form 8-K

A Form 8-K was filed on July 24, 2003, in connection with the issuance of the press release announcing the Company's results for the year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY
/s/ D. J. Schmalz D. J. Schmalz Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: November 12, 2003