Form 10-Q
period 2003-12-31
ARCHER DANIELS MIDLAND CO
filed 2004-02-13
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Common Stock, no par value - 647,992,880 shares

(January 30, 2004)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2003	2002
	---------------------------------------------
	(In thousands, except
	per share amounts)

Net sales and other operating income	$ 9,188,504	$ 7,807,382
Cost of products sold	8,584,210	7,316,495
	-----------	-----------
Gross Profit	604,294	490,887

Selling, general and administrative expenses	265,641	246,197
Other expense - net	18,624	55,848
	-----------	-----------
Earnings Before Income Taxes	320,029	188,842

Income taxes	99,208	57,597
	-----------	-----------

Net Earnings	$ 220,821	$ 131,245

	========	========

Average number of shares outstanding	646,845	646,178

Basic and diluted earnings per common share	$.34	$.20

Dividends per common share	$.06	$.06

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

SIX MONTHS ENDED
DECEMBER 31,
2003	2002
----------------------------------------------
(In thousands, except per share amounts)

Net sales and other operating income	$ 17,156,406	$ 14,751,277
Cost of products sold	16,098,358	13,840,407
	-------------	-------------
Gross Profit	1,058,048	910,870

Selling, general and administrative expenses	497,437	462,342
Other expense - net	22,928	104,182
	-------------	-------------
Earnings Before Income Taxes	537,683	344,346

Income taxes	166,681	105,026
	-------------	-------------

Net Earnings	$ 371,002	$ 239,320

	========	========

Average number of shares outstanding	645,992	647,123

Basic and diluted earnings per common share	$.57	$.37

Dividends per common share	$.12	$.12

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2003	2003
	----------------------------------------------
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$ 537,125	$ 764,959
Segregated cash and investments	710,827	544,669
Receivables	4,379,613	3,320,336
Inventories	5,012,718	3,550,225
Other assets	387,540	241,668
	------------	------------
Total Current Assets	11,027,823	8,421,857

Investments and Other Assets
Investments in and advances to affiliates	1,775,193	1,763,453
Long-term marketable securities	1,023,802	818,016
Goodwill	342,669	344,720
Other assets	436,259	366,117
	------------	------------
	3,577,923	3,292,306

Property, Plant and Equipment
Land	184,562	186,652
Buildings	2,581,853	2,606,707
Machinery and equipment	10,419,228	10,067,834
Construction in progress	266,454	406,587
	------------	------------
	13,452,097	13,267,780
Allowances for depreciation	(8,119,213)	(7,799,064)
	------------	------------

	5,332,884	5,468,716
	------------	------------

	$ 19,938,630	$17,182,879

	========	========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
DECEMBER 31,	JUNE 30,
2003	2003
----------------------------------------------
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$ 2,102,627	$ 1,279,483
Accounts payable	3,770,907	2,848,926
Accrued expenses	1,338,554	988,175
Current maturities of long-term debt	30,220	30,888
	--------------	--------------
Total Current Liabilities	7,242,308	5,147,472

Long-Term Liabilities
Long-term debt	3,865,124	3,872,287
Deferred income taxes	644,025	543,555
Other	581,291	550,368
	--------------	--------------
	5,090,440	4,966,210

Shareholders' Equity
Common stock	5,387,460	5,373,005
Reinvested earnings	2,156,354	1,863,150
Accumulated other comprehensive income (loss)	62,068	(166,958)
	--------------	--------------

	7,605,882	7,069,197

	$19,938,630	$17,182,879

	========	========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
SIX MONTHS ENDED
DECEMBER 31,
2003	2002
---------------------------------------------
(In thousands)

Operating Activities
Net earnings	$ 371,002	$ 239,320
Adjustments to reconcile to net cash provided by (used in) operations
Depreciation	340,878	309,024
Asset abandonments	29,268	-
Deferred income taxes	69,560	65,648
Stock contributed to employee benefit plans	11,726	10,939
Equity in (earnings) of affiliates, net of dividends	(37,012)	5,958
Other - net	(180)	66,935
Changes in operating assets and liabilities
Segregated cash and investments	(157,931)	(123,373)
Receivables	(626,607)	(473,674)
Inventories	(1,361,758)	(1,043,890)
Other assets	(45,080)	(28,535)
Accounts payable and accrued expenses	930,028	777,371
	------------	------------
Total Operating Activities	(476,106)	(194,277)

Investing Activities
Purchases of property, plant and equipment	(250,697)	(202,782)
Proceeds from sales of property, plant and equipment	44,033	5,774
Net assets of businesses acquired	(53,616)	(381,590)
Investments in and advances to affiliates	(53,423)	(88,924)
Distributions from affiliates, excluding dividends	77,204	17,312
Purchases of marketable securities	(638,682)	(89,567)
Proceeds from sales of marketable securities	375,047	40,378
Other - net	26,045	2,361
	------------	------------
Total Investing Activities	(474,089)	(697,038)

Financing Activities
Long-term debt borrowings	2,646	493,270
Long-term debt payments	(20,504)	(24,252)
Net borrowings (payments) under lines of credit agreements	811,612	683,812
Purchases of treasury stock	(3,980)	(81,242)
Cash dividends	(77,799)	(77,875)
Other - net	10,386	842
	------------	------------
Total Financing Activities	722,361	994,555

Increase (Decrease) In Cash And Cash Equivalents	(227,834)	103,240
Cash And Cash Equivalents Beginning Of Period	764,959	526,115
	------------	------------

Cash And Cash Equivalents End Of Period	$ 537,125	$ 629,355

	========	========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

Last-in, First-out (LIFO) Inventories

Interim period LIFO calculations are based on interim period costs and management's estimates of expected year-end inventory levels. Because the availability and price of agricultural commodity-based LIFO inventories are unpredictable due to factors such as weather, government farm programs and policies, and changes in global demand, management's estimates of quantities of LIFO-based inventories at interim periods may vary significantly from the actual quantities of LIFO-based inventories at year end.

Asset Abandonments and Write-downs

The Company recorded a $29 million charge in cost of products sold during the quarter principally related to the abandonment and write-down of certain long-lived assets. The majority of these assets were idle, and the decision to abandon was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value. After the write-downs, the carrying value of these assets is immaterial.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period's presentation.

Note 2. New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company will adopt FIN 46 in the third quarter of fiscal 2004. The impact of adopting this standard will not be material to the Company's financial statements.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net earnings, as reported	$ 220,821	$ 131,245	$ 371,002	$ 239,320
Add: stock-based compensation
expense reported in net earnings,
net of related tax	1,295	738	2,009	1,226
Deduct: stock-based compensation
expense determined under fair
value method, net of related tax	(2,376)	(2,194)	(4,308)	(3,979)
	-----------	-----------	-----------	-----------
Pro forma net earnings	$ 219,740	$ 129,789	$ 368,703	$ 236,567
	=======	=======	=======	=======
Basic and diluted earnings per common share
As reported	$.34	$.20	$.57	$.37
Pro forma	$.34	$.20	$.57	$.37

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002
	---------------------------------		---------------------------------
	(In thousands)		(In thousands)

Net earnings	$ 220,821	$ 131,245	$ 371,002	$ 239,320

Net change in unrealized gain
(loss) on investments	3,578	(38,833)	42,458	(98,957)
Deferred gain (loss) on hedging
activities	36,688	(31,588)	(4,815)	(29,201)
Minimum pension
liability adjustment	(113)	-	(109)	-
Foreign currency translation
adjustment	157,962	106,697	191,492	112,443
	-----------	-----------	-----------	-----------
Comprehensive Income	$ 418,936	$ 167,521	$ 600,028	$ 223,605
	=======	=======	=======	=======

Note 5. Other Expense - net

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002
	-------------------------------		-------------------------------
	(In thousands)		(In thousands)

Interest expense	$ 89,949	$ 95,293	$ 172,993	$ 179,813
Investment income	(25,448)	(29,078)	(53,749)	(62,768)
Net (gain) loss on marketable
securities transactions	72	2,704	(1,020)	2,704
Equity in (earnings) losses
of affiliates	(53,355)	(9,278)	(96,649)	(10,582)
Other	7,406	(3,793)	1,353	(4,985)
	----------	----------	----------	----------
	$ 18,624	$ 55,848	$ 22,928	$ 104,182
	=======	=======	=======	=======

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. In addition, oilseeds may be resold into the marketplace as a feed ingredient or as a raw material for other processors. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

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

Other includes the Company's remaining operations, which principally consist of cocoa processing, the production of specialty feed and food ingredients, the production of natural health and nutrition products, and financial services. In addition, Other also includes the Company's equity investments in the corn flour and tortilla business, Eastern European starch business, and emerging market private equity funds.

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

Note 6. Segment Information - Continued

For detailed information regarding the Company's reportable segments, see Note 13 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2003	2002	2003	2002
	-----------------------------------		------------------------------------
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 3,175,426	$ 2,346,991	$ 5,888,290	$ 4,647,847
Corn Processing	863,873	655,713	1,571,135	1,175,810
Wheat Processing	443,134	415,701	866,805	779,364
Agricultural Services	3,799,589	3,543,438	7,114,004	6,508,640
Other	906,482	845,539	1,716,172	1,639,616
	----------	----------	----------	----------
Total	$ 9,188,504	$ 7,807,382	$ 17,156,406	$ 14,751,277
	========	========	========	========
Intersegment sales
Oilseeds Processing	$ 43,869	$ 33,809	$ 79,938	$ 58,458
Corn Processing	96,099	89,814	196,704	142,709
Wheat Processing	8,572	8,902	18,992	18,153
Agricultural Services	1,076,679	447,640	1,339,554	715,321
Other	30,465	24,561	60,728	47,779
	----------	----------	----------	----------
Total	$ 1,255,684	$ 604,726	$ 1,695,916	$ 982,420
	========	========	========	========
Net sales
Oilseeds Processing	$ 3,219,295	$ 2,380,800	$ 5,968,228	$ 4,706,305
Corn Processing	959,972	745,527	1,767,839	1,318,519
Wheat Processing	451,706	424,603	885,797	797,517
Agricultural Services	4,876,268	3,991,078	8,453,558	7,223,961
Other	936,947	870,100	1,776,900	1,687,395
Intersegment elimination	(1,255,684)	(604,726)	(1,695,916)	(982,420)
	----------	----------	----------	----------
Total	$ 9,188,504	$ 7,807,382	$ 17,156,406	$ 14,751,277
	========	========	========	========
Segment operating profit
Oilseeds Processing	$ 120,883	$ 102,724	$ 188,713	$ 179,098
Corn Processing	137,617	71,317	222,173	155,256
Wheat Processing	23,958	18,821	49,772	38,706
Agricultural Services	106,335	34,959	149,184	75,072
Other	106,318	69,548	181,844	89,183
	----------	----------	----------	----------
Total segment operating profit	495,111	297,369	791,686	537,315
Corporate expense	(175,082)	(108,527)	(254,003)	(192,969)
	----------	----------	----------	----------
Earnings before income taxes	$ 320,029	$ 188,842	$ 537,683	$ 344,346
	========	========	========	========

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Guarantees and Contractual Obligations

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled approximately $674 million at December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

OVERVIEW

Net earnings for the quarter increased principally due to higher oilseed crushing margins in North America, increased ethanol sales volumes, and strong worldwide demand for grains and feedstuffs which improved results of the Company's global grain merchandising and domestic grain origination operations. Improved results of the Company's specialty feed ingredient and cocoa operations, as well as improvements in valuations of the Company's private equity fund investments also increased net earnings for the quarter. These increases were partially offset by a $29 million charge for abandonment and write-down of long-lived assets. Last year's second quarter included a $25 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

The comparability of the Company's operating results to the prior year quarter is affected by the following acquisitions completed during or subsequent to the second quarter of fiscal 2003:

The Company acquired six flour mills located in the United Kingdom from Associated British Foods plc (ABF) on February 24, 2003. The Company paid cash of approximately $96 million for the assets and inventories of the ABF mills. The operating results of the ABF mills since the acquisition date are included in the Company's Wheat Processing segment.

On April 7, 2003, the Company acquired the outstanding shares of Pura plc (Pura), a United Kingdom based company that processes and markets edible oil, for cash of approximately $58 million. Prior to April 7, 2003, the Company owned 28% of the outstanding shares of Pura. The operating results of Pura are included in the Company's Oilseeds Processing segment and were accounted for on the equity method of accounting until acquisition date and on a consolidated basis thereafter.

ANALYSIS OF STATEMENTS OF EARNINGS

The Company conducts its business in many foreign countries. For many of the Company's subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the periods. For the quarter ended December 31, 2003 as compared to last year's quarter, several foreign currencies strengthened versus the U.S. dollar, principally the Euro and British Pound. These strengthening currencies increased the relative U.S. dollar value of the foreign currency-based revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below. The impact of these currency exchange rate changes on Gross Profit is not material.

Net sales and other operating income increased 18% for the quarter to $9.2 billion primarily due to higher average selling prices of protein meal, vegetable oil, and merchandized grain commodities and, to a lesser extent, increased sales volumes of ethanol, protein meal, vegetable oil, merchandized grain commodities, and the recently-acquired Pura and ABF mills operations. In addition, net sales and other operating income increased $456 million, or 6%, due to currency exchange rate increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of products sold increased $1.3 billion for the quarter to $8.6 billion primarily due to higher average commodity prices and volumes and, to a lesser extent, costs related to recently acquired businesses and increased manufacturing costs. Manufacturing costs increased $112 million from prior year levels due to $15 million of costs related to recently-acquired businesses, $45 million of increased energy-related costs, and a $29 million charge for abandonment and write-down of long-lived assets. In addition, cost of products sold increased $445 million, or 6%, due to currency exchange rate increases. Last year's cost of products sold included a $25 million credit from partial settlement of the Company's claims related to vitamin antitrust litigation.

Selling, general, and administrative expenses increased $19 million for the quarter to $266 million. This increase includes $8 million of costs related to recently-acquired businesses and $8 million due to currency exchange rate increases.

Other expense decreased $37 million for the quarter to $19 million due principally to increased equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is primarily due to a $47 million improvement in valuations of the Company's private equity fund investments. Interest expense and investment income both declined from prior year levels due primarily to lower interest rates.

Income taxes increased for the quarter due principally to higher pretax earnings and, to a lesser extent, an increase in the Company's effective tax rate. The Company's effective tax rate for the quarter was 31.0% as compared to 30.5% for the comparable period of a year ago.

ANALYSIS OF SEGMENT INFORMATION

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company's operations are classified into four reportable business segments: Oilseeds Processing, Corn Processing, Wheat Processing, and Agricultural Services. The Company's remaining operations are aggregated and classified as Other.

Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. In addition, oilseeds may be resold into the marketplace as a feed ingredient or as a raw material for other processors. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

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

Other includes the Company's remaining operations, which principally consist of cocoa processing, the production of specialty feed and food ingredients, the production of natural health and nutrition products, and financial services.  In addition, Other also includes the Company's equity investments in the corn flour and tortilla business, Eastern European starch business, and emerging market private equity funds.

	THREE MONTHS ENDED
	DECEMBER 31,
	2003	2002	Change
	---------------------------------------------------------------
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 3,175,426	$ 2,346,991	$ 828,435
Corn Processing	863,873	655,713	208,160
Wheat Processing	443,134	415,701	27,433
Agricultural Services	3,799,589	3,543,438	256,151
Other	906,482	845,539	60,943
	--------------	--------------	--------------
Total	$ 9,188,504	$ 7,807,382	$ 1,381,122
	=========	=========	=========
Segment operating profit
Oilseeds Processing	$ 120,883	$ 102,724	$ 18,159
Corn Processing	137,617	71,317	66,300
Wheat Processing	23,958	18,821	5,137
Agricultural Services	106,335	34,959	71,376
Other	106,318	69,548	36,770
	--------------	--------------	--------------
Total segment operating profit	495,111	297,369	197,742
Corporate	(175,082)	(108,527)	(66,555)
	--------------	--------------	--------------
Earnings before income taxes	$ 320,029	$ 188,842	$ 131,187
	========	========	========

Oilseeds Processing sales increased 35% to $3.2 billion for the quarter primarily due to higher average selling prices, and to a lesser extent, increased sales volumes and the recently acquired Pura operations. The increase in average selling prices of both vegetable oil and protein meal were principally a result of higher commodity price levels. These rising commodity price levels were driven by a tight oilseed supply in the United States, the impact of last summer's drought in Europe, and strong demand from China for oilseeds. The increase in volumes resulted from strong demand for protein meal by the poultry and livestock industry as well as good demand for vegetable oil from the food industry. Operating profits increased 18% to $121 million for the quarter due primarily to improved oilseed crush margins in North America and Asia, partially offset by lower oilseed crush margins in Europe and South America. The improved crush margins in North America and Asia resulted principally from the aforementioned strong demand

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

for vegetable oils and protein meal products. European crush margins were weaker as imported protein meal and vegetable oil from South America forced capacity utilization in Europe to drop. In Brazil, capacity utilization was reduced in the quarter to better balance supply and demand of products.

Corn Processing sales increased 32% to $864 million for the quarter due principally to increased ethanol sales volumes and, to a lesser extent, increased ethanol and sweetener selling prices. The ethanol sales volume increases were principally due to increased demand from gasoline refiners in the northeastern United States. This new demand was a result of various states reformulating their gasoline blends by using ethanol to replace recently-banned MTBE. Operating profits increased $66 million to $138 million for the quarter primarily due to increased ethanol sales volumes, increased sweetener and ethanol selling prices, and lower net corn costs.

Wheat Processing sales increased 7% to $443 million for the quarter principally due to sales of the recently-acquired ABF mills. Operating profits increased 27% to $24 million for the quarter principally due to improved flour milling margins. The improved margins are principally due to the higher quality wheat crop in North America which increased flour milling yields. The prior year's wheat crop was of lower milling quality due to the drought conditions in the midwestern United States.

Agricultural Services sales increased 7% to $3.8 billion due principally to both higher average commodity prices and sales volumes. Operating profits increased $71 million to $106 million for the quarter primarily due to improved global grain merchandising results and, to a lesser extent, improved domestic grain origination operating results. The record United States corn crop and large wheat crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. In addition, regional production imbalances, caused principally by the drought in Europe, allowed the Company to fully utilize its grain infrastructure and merchandising capabilities. Strong worldwide demand for grains and feedstuffs favorably impacted both sales volumes and operating profits. Operating profits for the quarter include a $5 million charge for abandonment and write-down of long-lived assets.

Other sales increased 7% to $906 million for the quarter primarily due to increased average selling prices and sales volumes of specialty feed ingredients and, to a lesser extent, increased sales volumes of cocoa and specialty food ingredient products. These increases were partially offset by lower sales volumes for the Company's animal feed products. Operating profits increased $37 million to $106 million principally due to improved results of specialty feed ingredients, cocoa operations, and the Company's private equity fund investments. The increased sales volume, average selling price, and operating profit of specialty feed ingredients is driven by the increased demand for lysine from poultry and swine producers. Lysine is used in swine and poultry diets to replace protein meal and balance the amino acid profile. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Cocoa operations improved due to continued strong demand from the chocolate and baking industries for butter and powder. These increases were partially offset by a $10 million charge for abandonment and write-down of long-lived assets. Last year's results included a $25 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Corporate expense increased $67 million to $175 million for the quarter primarily due to a $53 million FIFO to LIFO inventory valuation adjustment and a $14 million charge for abandonment and write-down of long-lived assets.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

OVERVIEW

Net earnings for the six months increased principally due to higher oilseed crushing margins in North America, increased ethanol sales volumes, and strong worldwide demand for grains and feedstuffs which improved results of the Company's global grain merchandising and domestic grain origination operations. Improved results of the Company's specialty feed ingredient and cocoa operations, as well as improvements in valuations of the Company's private equity fund investments also increased net earnings for the six months. These increases were partially offset by a $29 million charge for abandonment and write-down of long-lived assets. Last year's six months included a $25 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

In addition to the Pura and ABF mills acquisitions described above, the comparability of the Company's operating results to the prior year six months is affected by the acquisition of Minnesota Corn Processors, LLC (MCP). On September 6, 2002, the Company acquired all of the outstanding Class A units of MCP, an operator of corn wet-milling plants in Minnesota and Nebraska. These Class A units represented 70% of the outstanding equity of MCP. Prior to September 6, 2002, the Company owned non-voting Class B units, which represented the remaining 30% of the outstanding equity of MCP. The Company paid cash of approximately $382 million for the outstanding Class A units and assumed $233 million of MCP long-term debt. The operating results of MCP are included in the Company's Corn Processing segment based on the equity method of accounting until acquisition date and on a consolidated basis thereafter.

ANALYSIS OF STATEMENTS OF EARNINGS

The Company conducts its business in many foreign countries. For many of the Company's subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the periods. For the six months ended December 31, 2003 as compared to last year's six months, several foreign currencies strengthened versus the U.S. dollar, principally the Euro and British Pound. These strengthening currencies increased the relative U.S. dollar value of the foreign currency-based revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below. The impact of these currency exchange rate changes on Gross Profit is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net sales and other operating income increased 16% for the six months to $17.2 billion primarily due to higher average selling prices of protein meal, vegetable oil, and merchandized grain commodities and, to a lesser extent, increased sales volumes of ethanol, vegetable oil, merchandized grain commodities, and recently-acquired businesses. In addition, net sales and other operating income increased $762 million, or 5%, due to currency exchange rate increases.

Cost of products sold increased $2.3 billion for the six months to $16.1 billion primarily due to higher average commodity prices and volumes and, to a lesser extent, costs related to recently acquired businesses and increased manufacturing costs. Manufacturing costs increased $243 million from prior year levels due principally to $27 million of costs related to recently-acquired businesses, an $82 million increase in energy-related costs, and a $29 million charge for abandonment and write-down of long-lived assets. In addition, cost of products sold increased $732 million, or 5%, due to currency exchange rate increases. Last year's cost of products sold includes a $25 million credit from partial settlement of the Company's claims related to vitamin antitrust litigation.

Selling, general, and administrative expenses increased $35 million for the six months to $497 million. This increase includes $14 million of costs related to recently-acquired businesses and $14 million due to currency exchange rate increases.

Other expense decreased $81 million for the six months to $23 million due principally to increased equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is primarily due to an $85 million improvement in valuations of the Company's private equity fund investments. Interest expense and investment income both declined from prior year levels due principally to lower interest rates.

Income taxes increased for the six months due principally to higher pretax earnings and, to a lesser extent, an increase in the Company's effective tax rate. The Company's effective tax rate was 31.0% as compared to 30.5% for the comparable period of a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ANALYSIS OF SEGMENT INFORMATION

	SIX MONTHS ENDED
	DECEMBER 31,
	2003	2002	Change
	--------------------------------------------------------------
	(In thousands)
Sales to external customers
Oilseeds Processing	$ 5,888,290	$ 4,647,847	$ 1,240,443
Corn Processing	1,571,135	1,175,810	395,325
Wheat Processing	866,805	779,364	87,441
Agricultural Services	7,114,004	6,508,640	605,364
Other	1,716,172	1,639,616	76,556
	---------------	---------------	--------------
Total	$ 17,156,406	$ 14,751,277	$ 2,405,129
	=========	========	=========
Segment operating profit
Oilseeds Processing	$ 188,713	$ 179,098	$ 9,615
Corn Processing	222,173	155,256	66,917
Wheat Processing	49,772	38,706	11,066
Agricultural Services	149,184	75,072	74,112
Other	181,844	89,183	92,661
Total segment operating profit	791,686	$ 537,315	254,371
Corporate	(254,003)	(192,969)	(61,034)
Earnings before income taxes	$ 537,683	$ 344,346	$ 193,337

Oilseeds Processing sales increased 27% to $5.9 billion for the six months primarily due to higher average selling prices, and to a lesser extent, increased sales volumes and the recently acquired Pura operations. The increase in average selling prices of both vegetable oil and protein meal were principally a result of higher commodity price levels. These rising commodity price levels were driven by a tight oilseed supply in the United States, the impact of last summer's drought in Europe, and strong demand from China for oilseeds. The increase in volumes resulted from strong demand for protein meal by the poultry and livestock industry as well as good demand for vegetable oil from the food industry. Operating profits increased 5% to $189 million for the six months due primarily to improved oilseed crush margins in North America and Asia, partially offset by lower oilseed crush margins in Europe and South America. The improved crush margins in North America and Asia resulted principally from the aforementioned strong demand for vegetable oils and protein meal products. European crush margins were weaker as imported protein meal and vegetable oil from South America forced capacity utilization in Europe to drop. In Brazil, capacity utilization was reduced to better balance supply and demand of products.

Corn Processing sales increased 34% to $1.6 billion for the six months primarily due to increased ethanol sales volumes, the recently-acquired MCP operations and, to a lesser extent, increased ethanol and sweetener selling prices. The ethanol sales volume increases were principally due to increased demand from gasoline refiners in the northeastern United States. This new demand was a result of various states reformulating their gasoline blends by using ethanol to replace recently-banned MTBE. Operating profits increased 43% to $222 million for the six months primarily due to increased ethanol sales volumes, increased ethanol and sweetener selling prices, and lower net corn costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Wheat Processing sales increased 11% to $867 million for the six months due principally to the recently-acquired ABF mills. Operating profits increased 29% to $50 million for the six months due principally to a higher quality wheat crop, which improved flour milling yields. The prior year's wheat crop was of lower milling quality due to the drought conditions in the midwestern United States.

Agricultural Services sales increased 9% to $7.1 billion for the six months due principally to both higher average commodity prices and sales volumes. Operating profits increased $74 million to $149 million for the six months primarily due to improved global grain merchandising results and, to a lesser extent, improved domestic grain origination operating results. The record United States corn crop and large wheat crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. In addition, regional production imbalances, caused principally by the drought in Europe, allowed the Company to fully utilize its grain infrastructure and merchandising capabilities. Strong worldwide demand for grains and feedstuffs favorably impacted both sales volumes and operating profits. Operating profits for the six months include a $5 million charge for abandonment and write-down of long-lived assets.

Other sales increased 5% to $1.7 billion for the six months principally due to increased average selling prices and sales volumes of specialty feed ingredients and cocoa products and, to a lesser extent, increased sales volumes of specialty food ingredient products. These increases were partially offset by lower sales volumes of the Company's animal feed products and edible beans. Operating profits of the Other segment increased $93 million to $182 million for the six months due primarily to improved results of specialty feed ingredient and cocoa operations, and increased earnings of the Company's private equity fund investments. The increased sales volume, average selling price, and operating profit of specialty feed ingredients is driven by the increased demand for lysine from poultry and swine producers. Lysine is used in swine and poultry diets to replace protein meal and balance the amino acid profile. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Cocoa operations improved due to continued strong demand from the chocolate and baking industries for butter and powder. These increases were partially offset by a $10 million charge for abandonment and write-down of long-lived assets. Last year's results included a $25 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

Corporate expense increased $61 million to $254 million for the six months due primarily to a $50 million increase in FIFO to LIFO inventory valuation adjustments and a $14 million charge for abandonment and write-down of long-lived assets.

Liquidity and Capital Resources

At December 31, 2003, the Company continued to show substantial liquidity with working capital (current assets less current liabilities) of $3.8 billion and a current ratio (current assets divided by current liabilities) of 1.5. Working capital increased $511 million during the six months principally due to seasonal build up of working capital and the effect of higher commodity price levels. Capital resources remained strong as reflected in the Company's net worth of $7.6 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at December 31, 2003, was 34% as compared to 35% at June 30, 2003. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations and Commercial Commitments

During the quarter ended September 30, 2003, the Company entered into an electrical supply contract which requires the Company to purchase monthly minimum quantities during the term of the contract even though actual usage may not exceed such minimum quantities. The term of the contract began on September 30, 2003, and terminates on May 31, 2006. Future minimum payments required under this contract are $24 million for the remainder of fiscal 2004, $48 million in fiscal 2005, and $44 million in fiscal 2006.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, marketable equity security prices, market prices of limited partnerships' investments, foreign currency exchange rates and interest rates. Significant changes in market risk sensitive instruments and positions for the six months ended December 31, 2003 are described below. There were no material changes during the six months in the Company's potential loss arising from changes in market prices of limited partnerships' investments and interest rates.

For detailed information regarding the Company's market risk sensitive instruments and positions, see Market Risk Sensitive Instruments and Positions in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. The Company's daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. Actual results may differ.

	December 31, 2003		June 30, 2003
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$754	$75	$611	$61
Highest short position	269	27	485	49
Average position long (short)	135	14	51	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Continued)

The increase in fair value of the average position was principally due to an increase in the daily net commodity position and, to a lesser extent, an increase in quoted futures prices.

Marketable Equity Securities

Marketable equity securities, which are recorded at fair value, have exposure to price risk. The fair value of marketable equity securities is based on quoted market prices. Risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted market prices. Actual results may differ.
	December 31, 2003	June 30, 2003
	(in millions)
Fair Value	$ 611	$ 519
Market Risk	61	52

The increase in fair value is primarily due to the increase in market value of the securities.

Currencies

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the period-end exchange rates is $3.7 billion at December 31, 2003 and $3.3 billion at June 30, 2003. This increase is principally due to the strengthening of the Euro and British Pound currencies versus the U.S. dollar. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $368 million and $331 million for December 31, 2003 and June 30, 2003, respectively. Actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

GOVERNMENTAL MATTERS

Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice ("DOJ"), investigated possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constituted a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand juries in the Northern Districts of Illinois (lysine) and Georgia (high fructose corn syrup) have been closed.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants' petitions for writ of certiorari. Trial of this case is currently set to commence on September 7, 2004.

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al., No. 97-69-AS, was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys' fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On October 25, 2002, the defendants moved for partial summary judgment with respect to the corn syrup claims asserted in this case. On May 13, 2003, the Court denied this motion. On June 24, 2003, the Judicial Panel on Multidistrict Litigation remanded the case back to federal court in Oregon. Trial of this case is currently set to commence on December 7, 2004.

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court and consolidated with the federal class action litigation pending in the Central District of Illinois referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

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

MONOSODIUM GLUTAMATE ACTIONS

The Company, along with other companies, has been named as a defendant in twenty-seven putative class action antitrust suits involving the sale of monosodium glutamate and/or other food flavor enhancers in the United States and three putative class action antitrust suits involving the sale of nucleotides and monosodium glutamate in Canada. Except for the actions specifically described below, all such suits have been settled, dismissed or withdrawn.

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges," plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al., Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the plaintiffs withdrew this motion and advised that they no longer intend to sever the monosodium glutamate and nucleotides claims. The plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim. The Amended Statement of Claim was served on September 3, 2003. On May 28, 2003, the Company and the plaintiffs in these three actions reached an agreement pursuant to which the Company will pay the plaintiffs C$150,000, plus up to C$25,000 in costs related to providing notice of this settlement. The plaintiffs have also reached a settlement with all of the other defendants except Tung Hai Fermentation Industrial Corp. Tung Hai is a Taiwanese company that has never responded to the action and against whom the plaintiffs have initiated default proceedings. The settling defendants have all executed settlement agreements with the plaintiffs. The settlement with the Company is conditional upon the Courts' approval of all of the settlements in each action. A hearing to approve the settlements in the Ontario class action was conducted on November 24, 2003 and continued on December 18, 2003. The Ontario Judge hearing the motion for approval has not yet approved the settlements due to particular concerns he has relating to the form of the approval Order requested by the parties. The parties are currently negotiating a revised form of approval Order to address the Judge's concerns. Hearings to approve the settlements in British Columbia and Quebec have been adjourned until after the settlements have been approved in Ontario.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys' fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu's Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al., Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company and the plaintiffs in these actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $50,000. This settlement has been preliminarily approved by the court. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. This class action alleges violations of the Kansas antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Kansas that indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the Circuit Court for Johnson County, Kansas and is encaptioned Smith v. Archer Daniels Midland Co., et al., Case No. 03-CV-06474. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, California, Florida, Hawaii, Kansas, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above-referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1989 and November 25, 2002. This action was filed on November 25, 2002 in the Circuit Court for Dane County, Wisconsin and is encaptioned Lief v. Archer Daniels Midland Co., et al., Case No. 02-CV-3697. On March 12, 2003, the Company and other defendants removed this action to the United States District Court for the Western District of Wisconsin. On April 11, 2003, plaintiffs filed a motion to remand this case to state court. On May 6, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in South Dakota state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the South Dakota antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in South Dakota who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in the Circuit Court for Pennington County, South Dakota and is encaptioned Berger v. Archer Daniels Midland Co., et al., Case No. 03-CV-964. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in North Carolina state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, Arkansas, Florida, Hawaii, Iowa, Kansas, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, West Virginia and Wisconsin, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in Mecklenburg County Superior Court and is encaptioned Thai Holdings of Charlotte, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-CVS-15906. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Michigan state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Michigan antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Michigan who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 4, 2003 in the Circuit Court for Wayne County, Michigan and is encaptioned National Coney Island, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-329445. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Arizona state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Arizona who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 8, 2003 in Maricopa County Superior Court and is encaptioned Auer v. Archer Daniels Midland Co., et al., Case No. CV-2003-017157. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the District of Columbia who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the District of Columbia Superior Court and is encaptioned Wondrack v. Archer Daniels Midland Co., et al., Case No. 03-CA-007542. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of monosodium glutamate and nucleotides. This action alleges violation of the West Virginia Antitrust Act and includes allegations that the defendants agreed to fix, raise, maintain and stabilize prices at artificially high and noncompetitive levels, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities present in West Virginia who indirectly purchased monosodium glutamate and/or nucleotides manufactured by any defendant from January 1983 to September 1999. This action was filed on September 8, 2003 in the Circuit Court of Hancock County, West Virginia and is encaptioned Marie C. Dodson, et al v. Archer-Daniels-Midland Co., et al., Civil Action No.: 03-C-168G. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit in Minnesota state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Minnesota antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Minnesota who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was commenced on September 3, 2003 in the Fourth Judicial District of Hennepin County, Minnesota and is encaptioned Mannings Café, Inc. v. Archer Daniels Midland Co., et al. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Tennessee state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Tennessee antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including actual damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Tennessee who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and August 2001. This action was filed on September 5, 2003 in the Circuit Court of Davidson County, Tennessee and is encaptioned Williams v. Archer Daniels Midland Co., et al., Case No. 03-C-2544. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Florida state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Florida antitrust statue and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including actual damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Florida who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was filed on September 5, 2003 in the Seventeenth Judicial Circuit Court of Broward County, Florida and is encaptioned O'Kane, et al. v. Archer Daniels Midland Co., et al., Case No. 0315633. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in New Mexico state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the New Mexico antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in New Mexico who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was filed on September 8, 2003 in the Second Judicial District Court of Bernalillo County, New Mexico and is encaptioned Higgins v. Archer Daniels Midland Co., et al., Case No. CV-2003-06168.

Item 4. Submission of matters to a vote of Security Holders:

The Annual Meeting of Stockholders was held on November 6, 2003. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:
Nominee	Shares Cast For	Shares Withheld
G. A. Andreas	569,955,790	15,061,011
M. H. Carter	567,737,102	17,279,699
R. S. Joslin	566,645,939	18,370,862
D. J. Mimran	567,090,916	17,925,885
P. J. Moore	574,925,322	10,091,479
M. B. Mulroney	567,908,867	17,107,934
J. K. Vanier	574,067,507	10,949,294
O. G. Webb	574,761,428	10,255,373
K. R. Westbrook	575,103,925	9,912,876

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

31.1 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 Section 1350 Certification of the Chief Executive Officer

32.2 Section 1350 Certification of the Chief Financial Officer

b) A Form 8-K was filed on October 31, 2003, in connection with the issuance of the press release announcing the Company's results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: February 13, 2004