Form 10-Q
period 2004-03-31
ARCHER DANIELS MIDLAND CO
filed 2004-05-14
CIK 7084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, no par value - 649,977,308 shares

(April 30, 2004)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

THREE MONTHS ENDED
MARCH 31,
2004	2003
(In thousands, except per share amounts)

Net sales and other operating income	$9,309,019	$7,908,530
Cost of products sold	8,722,000	7,494,182
	-----------------	------------------
Gross Profit	587,019	414,348

Selling, general and administrative expenses	251,701	231,225
Other expense (income) - net	(3,143)	29,392
	-----------------	------------------
Earnings Before Income Taxes	338,461	153,731

Income taxes	111,692	36,926
	-----------------	------------------
Net Earnings	$ 226,769	$ 116,805
	==========	==========

Average number of shares outstanding	648,565	645,445

Basic and diluted earnings per common share	$.35	$.18

Dividends per common share	$.075	$.06

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

NINE MONTHS ENDED
MARCH 31,
2004	2003
(In thousands, except per share amounts)

Net sales and other operating income	$26,465,425	$22,659,807
Cost of products sold	24,820,358	21,334,589
	-----------------	-----------------
Gross Profit	1,645,067	1,325,218

Selling, general and administrative expenses	749,138	693,567
Other expense (income) - net	19,785	133,574
	-----------------	-----------------
Earnings Before Income Taxes	876,144	498,077

Income taxes	278,373	141,952
	-----------------	-----------------
Net Earnings	$ 597,771	$ 356,125
	==========	==========

Average number of shares outstanding	646,844	646,574

Basic and diluted earnings per common share	$.92	$.55

Dividends per common share	$.195	$.18

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2004	2003
(In thousands)

ASSETS

Current Assets
Cash and cash equivalents	$ 805,015	$ 764,959
Segregated cash and investments	881,216	544,669
Receivables	4,942,555	3,320,336
Inventories	5,294,399	3,550,225
Other assets	224,540	241,668
	----------------	----------------
Total Current Assets	12,147,725	8,421,857

Investments and Other Assets
Investments in and advances to affiliates	1,847,762	1,763,453
Long-term marketable securities	1,095,143	818,016
Goodwill	338,095	344,720
Other assets	437,650	366,117
	----------------	----------------
	3,718,650	3,292,306

Property, Plant and Equipment
Land	181,331	186,652
Buildings	2,571,444	2,606,707
Machinery and equipment	10,500,597	10,067,834
Construction in progress	234,450	406,587
	----------------	----------------
	13,487,822	13,267,780
Allowances for depreciation	(8,242,150)	(7,799,064)
	----------------	----------------

	5,245,672	5,468,716
	----------------	----------------
	$21,112,047	$17,182,879
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)
MARCH 31,	JUNE 30,
2004	2003
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt	$ 2,798,512	$ 1,279,483
Accounts payable	3,711,704	2,848,926
Accrued expenses	1,495,193	988,175
Current maturities of long-term debt	30,155	30,888
	-------------	-------------
Total Current Liabilities	8,035,564	5,147,472

Long-Term Liabilities
Long-term debt	3,858,460	3,872,287
Deferred income taxes	729,847	543,555
Other	604,602	550,368
	-------------	-------------
	5,192,909	4,966,210

Shareholders' Equity
Common stock	5,411,075	5,373,005
Reinvested earnings	2,334,306	1,863,150
Accumulated other comprehensive income (loss)	138,193	(166,958)
	-------------	-------------
	7,883,574	7,069,197
	-------------	-------------
	$21,112,047	$17,182,879
	=========	=========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	MARCH 31,
	2004	2003
	(In thousands)
Operating Activities
Net earnings	$ 597,771	$ 356,125
Adjustments to reconcile to net cash provided by (used in) operations
Depreciation	513,293	471,597
Asset abandonments	40,184	-
Deferred income taxes	161,759	38,831
Stock contributed to employee benefit plans	17,623	16,583
Equity in (earnings) of affiliates, net of dividends	(69,766)	2,881
Other - net	(9,629)	73,455
Changes in operating assets and liabilities
Segregated cash and investments	(324,665)	(138,917)
Receivables	(605,594)	(218,491)
Inventories	(1,985,485)	(692,842)
Other assets	(26,367)	(58,448)
Accounts payable and accrued expenses	792,235	493,909
	----------------	----------------
Total Operating Activities	(898,641)	344,683

Investing Activities
Purchases of property, plant and equipment	(365,752)	(324,484)
Proceeds from sales of property, plant and equipment	48,840	28,229
Net assets of businesses acquired	(53,616)	(483,519)
Investments in and advances to affiliates	(92,979)	(99,689)
Distributions from affiliates, excluding dividends	83,216	38,478
Purchases of marketable securities	(749,531)	(231,182)
Proceeds from sales of marketable securities	658,671	124,020
Other - net	28,078	9,718
	----------------	----------------
Total Investing Activities	(443,073)	(938,429)

Financing Activities
Long-term debt borrowings	2,646	517,057
Long-term debt payments	(26,731)	(34,287)
Net borrowings under lines of credit agreements	1,510,532	610,665
Purchases of treasury stock	(4,083)	(96,780)
Cash dividends	(126,615)	(116,756)
Other - net	26,021	1,117
	----------------	----------------
Total Financing Activities	1,381,770	881,016
	----------------	----------------
Increase In Cash And Cash Equivalents	40,056	287,270
Cash And Cash Equivalents Beginning Of Period	764,959	526,115
	----------------	----------------
Cash And Cash Equivalents End Of Period	$ 805,015	$ 813,385
	==========	==========

See notes to consolidated financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

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

Asset Abandonments and Write-downs

The Company recorded a $12 million and a $41 million charge in cost of products sold during the quarter and nine months, respectively, principally related to the abandonment and write-down of certain long-lived assets. The majority of these assets were idle, and the decision to abandon was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value. After the write-downs, the carrying value of these assets is immaterial.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period's presentation.

Note 2. New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company adopted FIN 46 in the third quarter of fiscal 2004. The impact of adopting this standard was not material to the Company's financial statements.

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Stock Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recognized if the exercise price of the employee stock option is less than the market price on the grant date and the number of shares under option is fixed. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net earnings, as reported	$226,769	$116,805	$597,771	$356,125
Add: stock-based compensation
expense reported in net earnings,
net of related tax	1,357	733	3,366	1,959
Deduct: stock-based compensation
expense determined under fair
value method, net of related tax	(2,415)	(2,186)	(6,723)	(6,165)
	----------	----------	----------	----------
Pro forma net earnings	$225,711	$115,352	$594,414	$351,919
	======	======	=======	=======
Basic and diluted earnings per common share
As reported	$.35	$.18	$.92	$.55
Pro forma	$.35	$.18	$.92	$.54

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net earnings	$ 226,769	$ 116,805	$ 597,771	$ 356,125

Net change in unrealized gain
(loss) on investments	49,900	(69,555)	92,358	(168,512)
Deferred gain (loss) on hedging
activities	69,560	(17,145)	64,745	(46,346)
Minimum pension
liability adjustment	32	-	(77)	-
Foreign currency translation
adjustment	(43,367)	31,535	148,125	143,979
	----------	----------	----------	----------
Comprehensive Income	$ 302,894	$ 61,640	$ 902,922	$ 285,246
	=======	=======	=======	=======

Note 5. Other Expense (Income) - Net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Interest expense	$86,856	$ 93,305	$259,849	$ 273,118
Investment income	(35,775)	(29,650)	(89,524)	(92,418)
Net (gain) loss on marketable securities transactions	(10,677)	-	(11,697)	2,704
Equity in (earnings) losses of affiliates	(44,804)	(19,073)	(141,453)	(29,655)
Other	1,257	(15,190)	2,610	(20,175)
	-----------	-----------	-----------	-----------
	$ (3,143)	$ 29,392	$ 19,785	$ 133,574
	======	=======	=======	=======

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and nine months ended March 31, 2004 and 2003, is as follows:

	Pension Benefits		Post Retirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$ 11,534	$ 8,354	$ 1,530	$ 1,784
Interest cost	15,502	16,072	1,928	2,112
Expected return on plan assets	(13,060)	(15,817)	-	-
Actuarial loss (gain)	4,943	1,430	15	(1)
Net amortization	916	548	(279)	135
	------------	------------	------------	------------
Net periodic defined benefit plan expense	$ 19,835	$ 10,587	$ 3,194	$ 4,030
	========	========	========	========

	NINE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$ 35,227	$ 25,061	$ 4,591	$ 5,351
Interest cost	46,506	48,215	5,784	6,337
Expected return on plan assets	(39,181)	(47,451)	-	-
Actuarial loss (gain)	14,830	4,291	46	(2)
Net amortization	2,749	1,645	(837)	404
	----------	----------	----------	----------
Net periodic defined benefit plan expense	$ 60,131	$ 31,761	$ 9,584	$ 12,090
	=======	=======	=======	=======

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

Other includes the Company's remaining operations, which principally consist of cocoa processing, the production of specialty feed and food ingredients, the production of natural health and nutrition products, and financial services. In addition, Other also includes the Company's equity investments in the corn flour and tortilla business, Eastern European starch business, and private equity funds.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Sales to external customers
Oilseeds Processing	$2,907,903	$ 2,298,647	$ 8,796,193	$ 6,946,494
Corn Processing	885,986	692,645	2,457,121	1,868,455
Wheat Processing	411,975	385,134	1,278,780	1,164,498
Agricultural Services	4,195,375	3,710,315	11,309,379	10,218,955
Other	907,780	821,789	2,623,952	2,461,405
	------------	------------	------------	------------
Total	$9,309,019	$7,908,530	$26,465,425	$22,659,807
	========	========	========	========
Intersegment sales
Oilseeds Processing	$ 47,039	$ 33,000	$ 126,977	$ 91,458
Corn Processing	100,656	96,327	297,360	239,036
Wheat Processing	7,832	11,200	26,825	29,353
Agricultural Services	559,501	469,657	1,899,056	1,184,978
Other	30,043	27,299	90,771	75,078
	------------	------------	------------	------------
Total	$ 745,071	$ 637,483	$ 2,440,989	$ 1,619,903
	========	========	========	========
Net sales
Oilseeds Processing	$2,954,942	$ 2,331,647	$ 8,923,170	$ 7,037,952
Corn Processing	986,642	788,972	2,754,481	2,107,491
Wheat Processing	419,807	396,334	1,305,605	1,193,851
Agricultural Services	4,754,876	4,179,972	13,208,435	11,403,933
Other	937,823	849,088	2,714,723	2,536,483
Intersegment elimination	(745,071)	(637,483)	(2,440,989)	(1,619,903)
	------------	------------	------------	------------
Total	$9,309,019	$ 7,908,530	$26,465,425	$ 22,659,807
	========	========	========	========
Segment operating profit
Oilseeds Processing	$ 117,510	$ 75,379	$ 306,223	$ 254,477
Corn Processing	160,028	88,787	382,201	244,043
Wheat Processing	9,664	6,437	59,436	45,143
Agricultural Services	55,827	3,526	205,011	78,598
Other	158,679	68,241	340,523	157,424
	------------	------------	------------	------------
Total segment operating profit	501,708	242,370	1,293,394	779,685
Corporate expense	(163,247)	(88,639)	(417,250)	(281,608)
	------------	------------	------------	------------
Earnings before income taxes	$ 338,461	$ 153,731	$ 876,144	$ 498,077
	========	========	========	========

ARCHER DANIELS MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Guarantees and Contractual Obligations

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled approximately $667 million at March 31, 2004.

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

COMPANY OVERVIEW

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

Other includes the Company's remaining operations, which principally consist of cocoa processing, the production of specialty feed and food ingredients, the production of natural health and nutrition products, and financial services. In addition, Other also includes the Company's equity investments in the corn flour and tortilla business, Eastern European starch business, and private equity funds.

OPERATING PERFORMANCE INDICATORS AND RISK FACTORS

The Company's Oilseeds Processing, Wheat Processing and Agricultural Services business segments are agricultural commodity-based businesses where the changes in segment selling prices will move in relationship to the changes in the prices of the costs of the commodity-based agricultural raw materials. Therefore, agricultural commodity price changes have relatively equal impacts on both net sales and cost of products and minimal impact on the gross profit of underlying transactions. As a result, changes in net sales amounts of these business segments do not necessarily correspond to the gross profit realized by these businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Company's Corn Processing business segment and certain businesses included in the Other segment also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. In these businesses agricultural commodity price changes can result in significant fluctuations in cost of products sold and such price changes cannot necessarily be passed directly through to the selling price of the finished products. For products such as ethanol and lysine, selling prices bear no direct relationship to the raw material cost of the agricultural commodity from which it is produced, but is related to other market factors not associated directly with agricultural commodities.

The Company conducts its business in many foreign countries. For many of the Company's subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the periods. Fluctuations in the exchange rates of primarily the Euro and British Pound as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company's revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company's operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, and changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in Management's Discussion and Analysis of the Company's operating results. Additionally, the Company's operating results for the current quarter and nine month period are not necessarily indicative of those for the year ending June 30, 2004.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net earnings for the quarter increased principally due to higher oilseed crushing margins in North America, increased ethanol sales volumes, and strong worldwide demand for grains and feedstuffs which improved results of the Company's global grain merchandising and domestic grain origination operations. Improved results of the Company's specialty feed ingredient and cocoa operations, as a result of increased demand for lysine and increased demand for butter and powder in the chocolate and baking industries, increased net earnings for the quarter. Net earnings for the quarter also include a $21 million gain from an insurance related lawsuit pertaining to the flood of 1993. These increases were partially offset by a $12 million charge for abandonment and write-down of long-lived assets. Last year's third quarter included a $3 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

The comparability of the Company's operating results to the prior year quarter is affected by the following acquisitions completed during or subsequent to the third quarter of fiscal 2003:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Prior to April 7, 2003, the Company owned 28% of the outstanding shares of Pura plc (Pura), a United Kingdom based company that processes and markets edible oil. On April 7, 2003, the Company acquired the remaining outstanding shares of Pura for cash of approximately $58 million. The operating results of Pura are included in the Company's Oilseeds Processing segment and were accounted for on the equity method of accounting until acquisition date and on a consolidated basis thereafter.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 18% for the quarter to $9.3 billion principally due to higher average selling prices of merchandisable grain commodities and commodity-based oilseeds finished products and, to a lesser extent, increased sales volumes of ethanol and merchandized grain commodities. These increases were partially offset by reduced sales volumes of soybeans and commodity-based oilseeds finished products due primarily to the short soybean supply in North America. In addition, net sales and other operating income includes net sales of recently acquired businesses of $207 million, or 3%, and currency exchange rate increases of $495 million, or 6%. Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$2,907,903	$ 2,298,647	$ 609,256
Corn Processing	885,986	692,645	193,341
Wheat Processing	411,975	385,134	26,841
Agricultural Services	4,195,375	3,710,315	485,060
Other	907,780	821,789	85,991
	---------------	---------------	---------------
Total	$9,309,019	$ 7,908,530	$ 1,400,489
	=========	=========	=========

Oilseeds Processing sales increased 27% to $2.9 billion for the quarter primarily due to higher average selling prices of soybeans, vegetable oil, and protein meal and, to a lesser extent, the recently acquired Pura operations. These increases were partially offset by lower sales volumes of vegetable oil and protein meal. These fluctuations in average selling prices and sales volumes were primarily due to rising oilseed commodity price levels due to a tight oilseed supply in the United States, the impact of last summer's drought in Europe, and strong demand from China for oilseeds. Corn Processing sales increased 28% to $886 million for the quarter primarily due to increased ethanol sales volumes resulting from increased demand from gasoline refiners in the northeastern United States. This new demand was a result of various states reformulating gasoline blends by using ethanol to replace recently-banned methyl tertiary butyl ether (MTBE). Wheat Processing sales increased 7% to $412 million for the quarter principally due to sales of the recently-acquired ABF mills. Agricultural Services sales increased 13% to $4.2 billion for the quarter due principally to both higher average commodity prices and sales volumes. Other sales increased 10% to $908 million primarily due to increased average selling prices of specialty feed ingredients and, to a lesser extent, increased sales volumes of cocoa products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of products sold increased 16% to $8.7 billion for the quarter primarily due to higher average costs of merchandisable grain commodities and commodity-based oilseeds finished products. These increases were partially offset by reduced selling volumes of soybeans and commodity-based oilseeds finished products due primarily to the short soybean supply in North America. Manufacturing costs for the quarter increased $125 million from prior year levels primarily due to $16 million of costs related to recently-acquired businesses, $58 million of increased energy-related costs, $13 million of increased personnel-related costs, and a $12 million charge for abandonment and write-down of long-lived assets. In addition, the cost of products sold increase includes $482 million due to currency exchange rate fluctuations and reflects a $17 million gain from an insurance related lawsuit pertaining to the flood of 1993.

Selling, general, and administrative expenses increased $20 million for the quarter to $252 million. This increase includes $8 million of costs related to recently-acquired businesses and $8 million due to currency exchange rate increases. The prior year quarter included $11 million of costs related to the Company's EPA settlement. Excluding the effects of these changes, the remaining $15 million increase was primarily due to increased employee related costs, including pension costs, and additional provisions for doubtful accounts receivable.

Other income increased $33 million for the quarter to $3 million primarily due to an $11 million gain on the sale of marketable securities and a $26 million increase in equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is principally due to a $15 million improvement in valuations of the Company's private equity fund investments. Interest expense decreased for the quarter due to lower average interest rates. Investment income increased during the quarter due primarily to $4 million of interest received on the insurance related lawsuit pertaining to the flood of 1993. These increases are partially offset by last year's gain on the sale of redundant assets included in Other.

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 117,510	$ 75,379	$ 42,131
Corn Processing	160,028	88,787	71,241
Wheat Processing	9,664	6,437	3,227
Agricultural Services	55,827	3,526	52,301
Other	158,679	68,241	90,438
	--------------	--------------	--------------
Total segment operating profit	501,708	242,370	259,338
Corporate	(163,247)	(88,639)	(74,608)
	--------------	--------------	--------------
Earnings before income taxes	$ 338,461	$ 153,731	$ 184,730
	==========	=========	=========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Oilseeds Processing operating profit increased 56% to $118 million for the quarter due primarily to improved oilseed results in North America, partially offset by lower oilseed results in Europe and South America. Improved crush margins in North America are primarily due to continued strong demand for vegetable oils and protein meals. European crush margins were weaker as imported oilseed products from South America, mostly from Argentina, resulted in lower capacity utilization in Europe. In Brazil, industry overcapacity resulting from lower domestic product demand resulted in additional exports at lower margins. Operating profits for the quarter also include a $3 million charge for abandonment and write-down of long-lived assets.

Corn Processing operating profits increased $71 million to $160 million for the quarter due primarily to increased ethanol and sweetener sales volumes and, to a lesser extent, higher ethanol average selling prices and lower net corn costs. The increase in ethanol sales volumes is primarily due to the aforementioned increased demand from gasoline refiners in the northeastern United States. Operating profits for the quarter include a $15 million gain from an insurance related lawsuit pertaining to the flood of 1993 and a $1 million charge for abandonment and write-down of long-lived assets.

Wheat Processing operating profits improved slightly to $10 million for the quarter principally due to improved flour milling margins.

Agricultural Services operating profits increased $52 million to $56 million for the quarter due principally to improved global grain merchandising results and, to a lesser extent, improved domestic grain origination operating results. The record United States corn crop and large wheat crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. In addition, regional production imbalances, caused principally by the drought in Europe, allowed the Company to more fully utilize its grain infrastructure and merchandising capabilities. Strong worldwide demand for grains and feedstuffs also favorably impacted operating profits. Operating profits for the quarter include a $2 million gain from an insurance related lawsuit pertaining to the flood of 1993.

Other operating profits increased $90 million to $159 million for the quarter principally due to improved results of specialty feed ingredients, cocoa operations, and improved valuations of the Company's private equity fund investments. The increased operating profit of specialty feed ingredients is driven by the increased demand for lysine from poultry and swine producers. Lysine is used in swine and poultry diets to replace protein meal and balance the amino acid profile. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Cocoa operations improved due to continued strong demand from the chocolate and baking industries for butter and powder. Operating profits for the quarter include an $8 million charge for abandonment and write-down of long-lived assets. Last year's results include a $3 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

Corporate expense increased $75 million to $163 million for the quarter primarily due to a $99 million FIFO to LIFO inventory valuation adjustment partially offset by an $11 million gain on marketable security transactions and $4 million of interest received from the insurance related lawsuit pertaining to the flood of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income taxes increased for the quarter due principally to higher pretax earnings and, to a lesser extent, an increase in the Company's effective tax rate. The Company's effective tax rate for the quarter was 33.0% as compared to 24.0% for the comparable period of a year ago. The Company increased its effective tax rate during the quarter from 31.0% in the second quarter to 33.0% in the third quarter due primarily to higher pretax earnings in the current year. In addition, the Company reduced its effective tax rate during the prior year quarter to reflect better than anticipated foreign tax benefits realized as a result of foreign tax planning initiatives.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

Net earnings for the nine months increased principally due to higher oilseed crushing margins in North America, increased ethanol sales volumes, and strong worldwide demand for grains and feedstuffs which improved results of the Company's global grain merchandising and domestic grain origination operations. Improved results of the Company's specialty feed ingredient and cocoa operations resulting from increased demand for lysine and increased demand for butter and powder in the chocolate and baking industries, as well as improvements in valuations of the Company's private equity fund investments increased net earnings for the nine months. Net earnings for the nine months also include a $21 million gain from an insurance related lawsuit pertaining to the flood of 1993. These increases were partially offset by a $41 million charge for abandonment and write-down of long-lived assets. Last year's nine months included a $28 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

In addition to the Pura and ABF mills acquisitions described above, the comparability of the Company's operating results to the prior year nine months is affected by the acquisition of Minnesota Corn Processors, LLC (MCP). On September 6, 2002, the Company acquired all of the outstanding Class A units of MCP, an operator of corn wet-milling plants in Minnesota and Nebraska. These Class A units represented 70% of the outstanding equity of MCP. Prior to September 6, 2002, the Company owned non-voting Class B units, which represented the remaining 30% of the outstanding equity of MCP. The Company paid cash of approximately $382 million for the outstanding Class A units and assumed $233 million of MCP long-term debt. The operating results of MCP are included in the Company's Corn Processing segment based on the equity method of accounting until acquisition date and on a consolidated basis thereafter.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 17% for the nine months to $26.5 billion principally due to higher average selling prices of merchandisable grain commodities and commodity-based oilseeds finished products and, to a lesser extent, increased sales volumes of ethanol and merchandized grain commodities, and $714 million of net sales related to recently-acquired businesses. These increases were partially offset by reduced selling volumes of soybeans and commodity-based oilseeds finished products due primarily to the short soybean supply in North America. In addition, net sales and other operating income increased $1.2 billion, or 6%, due to currency exchange rate increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net sales and other operating income by segment for the nine months are as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 8,796,193	$ 6,946,494	$ 1,849,699
Corn Processing	2,457,121	1,868,455	588,666
Wheat Processing	1,278,780	1,164,498	114,282
Agricultural Services	11,309,379	10,218,955	1,090,424
Other	2,623,952	2,461,405	162,547
	---------------	---------------	---------------
Total	$26,465,425	$ 22,659,807	$ 3,805,618
	=========	=========	=========

Oilseeds Processing sales increased 27% to $8.8 billion for the nine months primarily due to higher average selling prices of soybeans, vegetable oil, and protein meal and, to a lesser extent, the recently acquired Pura operations. These increases were partially offset by lower sales volumes of protein meal. These fluctuations in average selling prices and sales volumes were primarily due to rising oilseed commodity price levels due to a tight oilseed supply in the United States, the impact of last summer's drought in Europe, and strong demand from China for oilseeds. Corn Processing sales increased 32% to $2.5 billion for the nine months primarily due to increased sales volumes of ethanol, the recently-acquired MCP operations and, to a lesser extent, increased ethanol selling prices. The ethanol sales volume increases were principally due to increased demand from gasoline refiners in the northeastern United States. This new demand was a result of various states reformulating gasoline blends by using ethanol to replace recently-banned MTBE. Wheat Processing sales increased 10% to $1.3 billion for the nine months principally due to the recently-acquired ABF mills. Agricultural Services sales increased 11% to $11.3 billion primarily due to both higher average commodity prices and sales volumes. Other sales increased 7% to $2.6 billion for the nine months principally due to increased average selling prices and sales volumes of specialty feed ingredients and cocoa products and, to a lesser extent, increased sales volumes of specialty food ingredient products. These increases were partially offset by lower sales volumes of the Company's animal feed products and edible beans.

Cost of products sold increased $3.5 billion to $24.8 billion for the nine months primarily due to higher average costs of merchandisable grain commodities and commodity-based oilseeds finished products. These increases were partially offset by reduced selling volumes of soybeans due primarily to the short soybean supply in North America. Manufacturing costs for the quarter increased $368 million from prior year levels primarily due to $43 million of costs related to recently-acquired businesses, $140 million of increased energy-related costs, $45 million of increased personnel-related costs, and a $41 million charge for abandonment and write-down of long-lived assets. In addition, the cost of products sold increase includes $1.2 billion, due to currency exchange rate fluctuations and reflects a $17 million gain from an insurance related lawsuit pertaining to the flood of 1993. Last year's cost of products sold includes a $28 million credit from partial settlement of the Company's claims related to vitamin antitrust litigation.

Selling, general, and administrative expenses increased $56 million for the nine months to $749 million. This increase includes $21 million of costs related to recently-acquired businesses and $22 million due to currency exchange rate increases. In addition, the prior year nine months included $11 million of costs related to the Company's EPA settlement. Excluding the effects of these changes, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

remaining $24 million increase was primarily due to increased employee related costs, including pension costs, and additional provisions for doubtful accounts receivable.

Other expense decreased $114 million for the nine months to $20 million due primarily to gains realized on marketable securities transactions and a $111 million increase in equity in earnings of unconsolidated affiliates, partially offset by last year's gain on the sale of redundant assets. The increase in equity in earnings of unconsolidated affiliates is primarily due to a $100 million improvement in valuations of the Company's private equity fund investments. Interest expense decreased for the nine months due to lower average interest rates. Investment income for the nine months includes $4 million of interest received on the insurance related lawsuit pertaining to the flood of 1993.

Operating profit by segment for the nine months are is follows:

	NINE MONTHS ENDED
	MARCH 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 306,223	$ 254,477	$ 51,746
Corn Processing	382,201	244,043	138,158
Wheat Processing	59,436	45,143	14,293
Agricultural Services	205,011	78,598	126,413
Other	340,523	157,424	183,099
	----------------	----------------	----------------
Total segment operating profit	1,293,394	779,685	513,709
Corporate	(417,250)	(281,608)	(135,642)
	----------------	----------------	----------------
Earnings before income taxes	$ 876,144	$ 498,077	$ 378,067
	==========	=========	=========

Oilseeds Processing operating profit increased 20% to $306 million for the nine months due primarily to improved oilseed crush margins in North America, partially offset by lower oilseed crush margins in Europe and South America. The improved crush margins in North America are primarily due to continued strong demand for vegetable oils and protein meals. European crush margins were weaker as imported oilseed products from South America forced lower capacity utilization in Europe. In Brazil, capacity utilization was reduced to better balance supply and demand. Operating profits for the nine months includes a $3 million charge for abandonment and write-down of long-lived assets.

Corn Processing operating profits increased $138 million to $382 million for the nine months due primarily to increased ethanol and sweetener sales volumes and, to a lesser extent, higher ethanol average selling prices and lower net corn costs. The increase in ethanol sales volumes is primarily due to the aforementioned increased demand from gasoline refiners in the northeastern United States. Operating profits for the nine months include a $15 million gain from an insurance related lawsuit pertaining to the flood of 1993 and a $1 million charge for abandonment and write-down of long-lived assets.

Wheat Processing operating profits increased 32% to $59 million for the nine months due principally to a higher quality wheat crop, which improved flour milling yields. The prior year's wheat crop was of lower milling quality due to the drought conditions in the midwestern United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agricultural Services operating profits increased $126 million to $205 million for the nine months due principally to improved global grain merchandising results and, to a lesser extent, improved domestic grain origination operating results. The record United States corn crop and large wheat crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. In addition, regional production imbalances, caused principally by the drought in Europe, allowed the Company to more fully utilize its grain infrastructure and merchandising capabilities. Strong worldwide demand for grains and feedstuffs also favorably impacted operating profits. Operating profits for the nine months include a $5 million charge for abandonment and write-down of long-lived assets and a $2 million gain from an insurance related lawsuit pertaining to the flood of 1993.

Other operating profits increased $183 million to $341 million for the nine months principally due to improved results of specialty feed ingredients, cocoa operations, and improved valuations of the Company's private equity fund investments. The increased operating profit of specialty feed ingredients is driven by the increased demand for lysine from poultry and swine producers. Lysine is used in swine and poultry diets to replace protein meal and balance the amino acid profile. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Cocoa operations improved due to continued strong demand from the chocolate and baking industries for butter and powder. Operating profits for the nine months include an $18 million charge for abandonment and write-down of long-lived assets. Last year's results include a $28 million gain from partial settlement of the Company's claims related to vitamin antitrust litigation.

Corporate expense increased $136 million to $417 million for the nine months primarily due to a $145 million increase in FIFO to LIFO inventory valuation adjustments and a $14 million charge for abandonment and write-down of long-lived assets, partially offset by a $14 million increase in gains on marketable security transactions and $4 million of interest received from the insurance related lawsuit pertaining to the flood of 1993.

Liquidity and Capital Resources

At March 31, 2004, the Company continued to show substantial liquidity with working capital (current assets less current liabilities) of $4.1 billion and a current ratio (current assets divided by current liabilities) of 1.5. Working capital increased $838 million during the nine months principally due to seasonal build up of working capital and the effect of higher commodity price levels. Capital resources remained strong as reflected in the Company's net worth of $7.9 billion. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) at March 31, 2004, was 33% as compared to 35% at June 30, 2003. This ratio is a measure of the Company's long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the quarter ended September 30, 2003, the Company entered into an electrical supply contract which requires the Company to purchase monthly minimum quantities during the term of the contract even though actual usage may not exceed such minimum quantities. The term of the contract began on September 30, 2003, and terminates on May 31, 2006. Future minimum payments required under this contract are $12 million for the remainder of fiscal 2004, $48 million in fiscal 2005, and $44 million in fiscal 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, marketable equity security prices, market prices of limited partnerships' investments, foreign currency exchange rates and interest rates. Significant changes in market risk sensitive instruments and positions for the nine months ended March 31, 2004 are described below. There were no material changes during the nine months in the Company's potential loss arising from changes in market prices of limited partnerships' investments and interest rates.

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

	March 31, 2004		June 30, 2003
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$754	$75	$611	$61
Highest short position	506	51	485	49
Average position long (short)	(1)	-	51	5

The decrease in fair value of the average position was principally the result of a decrease in the daily net commodity position partially offset by an increase in quoted futures prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk -

Continued

Marketable Equity Securities

Marketable equity securities, which are recorded at fair value, have exposure to price risk. The fair value of marketable equity securities is based on quoted market prices. Risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted market prices. Actual results may differ.
	March 31, 2004	June 30, 2003
	(in millions)
Fair Value	$ 685	$ 519
Market Risk	68	52

The increase in fair value is primarily due to the increase in market value of the securities.

Currencies

The amount the Company considers permanently invested in foreign subsidiaries and affiliates, translated into dollars using the period-end exchange rates, was $3.7 billion at March 31, 2004 and $3.3 billion at June 30, 2003. This increase is principally due to the strengthening of the Euro and British Pound currencies versus the U.S. dollar. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $372 million and $331 million at March 31, 2004 and June 30, 2003, respectively. Actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants' motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants' petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants' petitions for writ of certiorari. On March 18, 2004, the Court of Appeals reversed a district court ruling that it did not have the authority to order the case tried before two juries and the district court has announced that it will empanel two juries for the trial in this case; one jury to consider the case against the Company, and another jury to consider the case against any other remaining defendants. Trial of this case is currently set to commence on September 7, 2004.

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

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys' fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the State of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney's fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff's motion for class certification was granted. Plaintiffs are seeking to conduct additional discovery. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff's motion for class certification is currently pending. On August 20, 2003, plaintiff Lisa Heun filed a motion to substitute herself as plaintiff for Arthur Waugh. That motion is currently pending. On October 9, 2003, Lisa Heun filed a motion to intervene in the action. That motion is currently pending.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and "disgorgement of ill-gotten overcharges," plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al., Court File No. S015589. The third action was filed on or about October 18, 2001 in the "Cour Superieure" in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the plaintiffs withdrew this motion and advised that they no longer intend to sever the monosodium glutamate and nucleotides claims. The plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim. The Amended Statement of Claim was served on September 3, 2003. On May 28, 2003, the Company and the plaintiffs in these three actions reached an agreement pursuant to which the Company will pay the plaintiffs C$150,000, plus up to C$25,000 in costs related to providing notice of this settlement. The plaintiffs have also reached a settlement with all of the other defendants except Tung Hai Fermentation Industrial Corp. Tung Hai is a Taiwanese company that has never responded to the action. The plaintiffs have now discontinued the action against Tung Hai. The settling defendants have all executed settlement agreements with the plaintiffs. The settlement with the Company is conditional upon the Courts' approval of all of the settlements in each action. A hearing to approve the settlements in the Ontario class action was conducted on November 24, 2003 and continued on December 18, 2003 and March 2, 2004. The settlements were approved by the Ontario Superior Court of Justice on March 10, 2004. A hearing to approve the settlements in the British Columbia class action was conducted on December 19, 2003 and the settlements were approved by the Supreme Court of British Columbia on April 16, 2004. No date has yet been set for a hearing to approve the settlements in Quebec.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program (1)

January 1, 2004 to January 31, 2004	339	$15.15	339	20,911,900

February 1, 2004 to February 29, 2004	264	15.57	264	20,911,636

March 1, 2004 to March 31, 2004	5,444	17.27	5,444	20,906,192

Total	6,047	$17.08	6,047	20,906,192

(1) On October 19, 1995, the Company's Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 25,000,000 shares of the Company's common stock which was due to expire on October 19, 1997. On April 17, 1997, July 30, 1999, August 2, 2001, and August 8, 2002, the Company's Board of Directors extended the stock repurchase program and increased the number of shares authorized for repurchase under the program by 20,000,000, 20,000,000, 20,000,000, and 15,000,000 shares, respectively. The stock repurchase program currently expires on December 31, 2004.

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

31.1 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 Section 1350 Certification of the Chief Executive Officer.

32.2 Section 1350 Certification of the Chief Financial Officer.

b) A Form 8-K was filed on January 30, 2004, in connection with the issuance of the press release announcing the Company's results for the quarter and six months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: May 13, 2004