Form 10-K
period 2004-06-30
ARCHER DANIELS MIDLAND CO
filed 2004-09-08
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Common Stock, no par value--$9.5 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2003)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value—650,935,640 shares
(July 31, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2004 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of stockholders to be held November 4, 2004 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions. The Company’s actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2004. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.   BUSINESS—Continued

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

The Company has changed its reportable segments to reflect how the Company now manages its businesses and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker. The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified as Other. The Company’s Corn Processing segment now includes all of the Company’s fermentation activities, including operations such as Specialty Feed Ingredients, that were previously classified in Other.

Financial information with respect to the Company’s reportable business segments is set forth in “Note 13 of Notes to Consolidated Financial Statements” of the annual shareholders’ report for the year ended June 30, 2004 and is incorporated herein by reference.

(c)	Narrative Description of Business

(i)
Principal products produced and principal markets for and methods of distribution of such products:

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds. Cottonseed flour is produced and sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.

Item 1.   BUSINESS—Continued

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

By fermentation of dextrose, the Company produces alcohol, amino acids, and other specialty food and feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. In gasoline, ethanol increases octane and is used as an extender and oxygenate. Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals, and in poultry feeds to enhance the speed and efficiency of poultry production. The Company also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration. The Company produces citric and lactic acids, lactates, sorbitol and xanthan gum which are used in both food and industrial products.

Almidones Mexicanos S.A., of which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia and Turkey.

Agricultural Services

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations.

A.C. Toepfer International and affiliates, in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products. Toepfer has 40 sales offices worldwide.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

The Company owns a 23% interest in Agricore United, one of Canada’s leading agri-businesses.

Item 1.   BUSINESS—Continued

Other

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

The Company produces a wide range of edible soy protein products including soy flour, soy grits, soy protein concentrates and soy isolates that are used in processed meats, baked foods, nutritional products, snacks and dairy and meat analogs. The Company further processes these ingredients into dry and frozen meat analogs that it markets to foodservice operators, retail and private label brand marketers, and direct to retail stores.

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

Item 1.    BUSINESS—Continued

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

Agrinational Insurance Company, a wholly-owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.

The Company is a limited partner in various private equity funds which invest primarily in emerging markets that have agri processing potential.

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

(ii)
Status of new products

The Company continues to expand its business through the development and production of new, value-added products. A new line of trans-free fats and oils is being marketed under the NovaLipid™ brand using enzymatic interesterification technology. This portfolio of new products allows margarines, shortenings and other products to be produced with near zero levels of trans-fatty acids. This enzymatic interesterification technology has been used for over two years to supply the Company’s cocoa operations with cocoa butter substitutes and the Company has been supplying external customers with these products. This same process is being used to produce trans-free fats and oils. These fats and oils are being marketed to our customers for use in trans-free margarines, and bakery products in response to recent FDA trans-fatty acid labeling regulations. This year the FDA, in response to an inquiry about the labeling declaration for these products, stated that it has no objections to labeling the enzymatically interesterified fats as “interesterified vegetable oil”.

Item 1.    BUSINESS—Continued

The Company has commercially launched a new product for latex paint manufacturers, Archer RC®, that reduces the Volatile Organic Compounds (VOCs) released as latex paint dries. During the drying process of a conventional latex paint, coalescing solvents soften the paint resin so that it will form a film. These solvents then evaporate into the atmosphere as VOCs. The new Archer RC® works in a similar way, except that it becomes part of the film instead of evaporating, producing coatings with higher scrub resistance and gloss while greatly reducing or eliminating VOCs. Archer RC® is derived from vegetable oil, a renewable resource, and will replace a petroleum-based solvent. Research continues for optimizing its production and expanding its applications.

Other new products include a wide-range of health and nutrition products known as nutraceuticals or functional foods. The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. Pilot scale quantities of this product have been produced to support clinical trials of this product. Plans are underway to proceed to the next stage of production of lignans. The Company is a leader in the processing of flaxseed.

Research into producing biodiesel from a variety of fatty acid feed stocks has begun. This work should provide a low cost source of fatty acid methyl esters for other products as well as biodiesel.

The need for a stable liquid frying oil in addition to NuSun, corn and cottonseed oils has led to an initiative to develop selective hydrogenation technology without the development of trans fatty acids. This has potential for both food and industrial oil applications.

The Company has formed a joint venture with Kao Corporation of Japan to manufacture and market diacylglycerol oil in America, Europe, Australia and New Zealand. This oil, developed by Kao, has been shown in several clinical studies in Japan to assist in lowering body fat content. This naturally derived vegetable oil can be used as a home cooking oil or as an ingredient in packaged foods. Increased production of this product has begun and is expected to be available nationwide by early 2005.

The Company continues to develop its soy protein meat substitutes. This year Nutrisoy Next® was introduced to the market. This product has the texture and flavor profile of chicken breast meat. New product research in the area includes the development of pork and beef analogs with this new extrusion process. The Company is also producing a new organic soy protein ingredient, Nutrisoy® whole soybean soymilk powder. This product differs from traditional soymilks in that the fiber component of the soybean is retained in the soymilk. In the nutraceutical area, work continues on expanding the use of isoflavones into more food formulations.

Item 1.    BUSINESS—Continued

(iii)
Source and availability of raw materials

Substantially all of the Company's raw materials are agricultural commodities. In any single year, the availability and price of these commodities are subject to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and changes in standards of living, and global production of similar and competitive crops. The substantial majority of our raw materials are procured from thousands of grain elevators and wholesale merchants, principally in North America, South America and Europe pursuant to short-term agreements (less than 1 year) or on a “spot” basis. The Company does not grow crops and a relatively small proportion of our raw materials are purchased directly from growers. The Company is not dependent upon any particular grower, elevator or merchant or group of growers, elevators or merchants as a source for its raw materials.

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

(vi)	Working capital items Price variations and availability of raw agricultural commodities may cause fluctuations in the Company's receivables, inventories, and short-term borrowings.

(vii)	Dependence on single customer No material part of the Company's business in any segment is dependent upon a single customer or very few customers.

(viii)	Amount of backlog Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

(ix)	Business subject to renegotiation The Company has no business with the government subject to renegotiation.

Item 1.    BUSINESS—Continued

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

(xi)
Research and development expenditures

The Company’s research and development expenditures are focused on developing food, feed, and industrial products from renewable, agricultural crops. Special efforts are being made to find improvements in food technology to alleviate protein malnutrition throughout the world. The Company uses technical services representatives to interact with customers to understand the customers’ product needs. These technical service representatives then interact with researchers who are familiar with the Company’s wide range of food, feed and industrial products as well as applications technology. These individuals form quick acting teams to develop solutions to customer needs.

The Company maintains a research laboratory in Decatur, Illinois where product and process development activities are conducted. To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering. Protein and vegetable oil research is conducted at facilities in Decatur where bakery, meat and dairy pilot plants support application research. Vegetable oil research is also conducted in Hamburg, Germany, Erith, U.K. and Arras, France. Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas. Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin and the Netherlands. Research and technical support for industrial and food wheat starch applications is conducted in a Montreal, Canada research center. The Company conducts research for corn starches in paper and textile industries as well as fuel ethanol research in Clinton, Iowa. The Company maintains research centers in Quincy, Illinois and Decatur, Indiana that conduct swine and cattle feeding trials to test new formula feed products and to develop improved feeding efficiencies.

The amounts spent during the three years ended June 30, 2004, 2003 and 2002 for such technical efforts were approximately $32.3, $29.6 and $26.1 million, respectively.

(xii)
Material effects of capital expenditures for environmental protection

During 2004, $59.0 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

Item 1.    BUSINESS—Continued

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company expects expenditures for environmental facilities and programs to continue at approximately the present rate with no unusual amounts anticipated for the next two years.

(xiii)	Number of employees The number of persons employed by the Company was 26,317 at June 30, 2004.

(d)
Financial Information About Foreign and Domestic Operations and Export Sales

The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 13 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2004 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:

	2004	2003	2002

	(in thousands)

Oilseeds Processing	$1,212,729	$600,031	$961,638
Corn Processing	533,672	432,395	473,023
Agricultural Services	5,001,022	4,264,044	3,602,550
Other	246,478	228,818	218,657

Total	$6,993,901	$5,525,288	$5,255,868

(e)
      Available Information

The Company’s Internet website is http://www.admworld.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission.

Item 1.    BUSINESS—Continued

(f)	Executive Officers and Certain Significant Employees of the Company

Name	Title	Age

G. Allen Andreas	Chairman of the Board of Directors from January 1999. Chief Executive from July 1997. President from July 1997 to February 1999.	61

Martin L. Andreas	Assistant to the Chief Executive from 1989. Senior Vice President from 1989 to November 2001.	65

Maureen K. Ausura	Vice President from June 2000. Senior Vice President, Human Resources, of Giant Eagle, Inc. from 1996 to June 2000.	48

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	43

Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001.	59

J. Kevin Burgard	Vice President from January 2003. Managing Director of ADM International from January 2003. President of North American Oilseed Processing Division from March 2002 to January 2003. President, ADM Bioproducts and Feed from September 2001 to March 2002. Vice President, North American Soybean Division from January 2001 to September 2001. Various merchandising management positions from 1986 to 2001.	42

William H. Camp	Senior Vice President from December 2001. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	55

Item 1.    BUSINESS—Continued

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	55

Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	54

Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969 to April 1999.	57

Edward A. Harjehausen	Group Vice President from March 2002. President of ADM Bioproducts and Feed Division from March 2002. President of ADM Corn Processing Division from July 2000. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	54

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	51

Matthew J. Jansen	Vice President from January 2003. President, South American Oilseed Processing from April 2000. Vice President, South American Oilseed Processing from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	38

Item 1.    BUSINESS—Continued

Paul L. Krug, Jr.	Vice President from November 1991. President of ADM Investor Services from 1991.	60

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	55

Margaret M. Loebl	Group Vice President – Finance from November 2002. Vice President, Corporate Finance of NIKE, Inc. from 2000 to 2001. Various finance positions with General Motors Corporation from 1987 to 2000.	44

Steven R. Mills	Group Vice President from January 2002. Vice President from February 2000 to January 2002. Controller from October 1994.	49

Paul B. Mulhollem	Chief Operating Officer from January 2002. President from December 2001. Senior Vice President from October 1999 to December 2001. Group Vice President from July 1997 to October 1999. Vice President from January 1996 to July 1997. Managing Director of ADM International, Ltd. from 1993 to October 1999.	54

Brian F. Peterson	Senior Vice President - Corporate Affairs from January 2003. Group Vice President and Managing Director of ADM International, Ltd. from October 1999 to January 2003. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM Bioproducts Division from 1995 to October 1999.	62

Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President of Management Information Systems from 1988 to July 1997.	51

John G. Reed	Vice President from 1982.	74

Item 1.    BUSINESS—Continued

John D. Rice	Senior Vice President from February 2000. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	50

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	43

Kenneth A. Robinson	Vice President from January 1996.	57

Scott A. Roney	Vice President, Corporate Compliance and Regulatory Affairs from April 2001. Member of the Law Department from 1991 to April 2001.	39

Marc A. Sanner	Assistant Controller from January 2003. Vice President, Business Development and Strategic Planning from July 2001 to January 2003. Various positions in tax and accounting from 1987 to 2001.	51

Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	58

A. J. Shafter	Vice President and Assistant General Counsel from January 2003. Partner with Kehart Shafter Webber & Campbell Robinson from December 1975 to January 2003.	57

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	49

Stephen H. Yu	Vice President from January 1996.	44

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 2.    PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

Processing Plants			Procurement Facilities

United	Foreign	Total	United	Foreign	Total
States			States

139	112	251	197	100	297
4	3	7	10	26	36

143	115	258	207	126	333

The Company’s operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Procurement Facilities

	United States	Foreign	Total	United States	Foreign	Total

Owned	40	52	92	15	83	98
Leased	2	1	3	-	20	20

	42	53	95	15	103	118

The Company operates twenty-three domestic and eighteen foreign oilseed crushing plants with a daily processing capacity of approximately 90,000 metric tons (3.3 million bushels). The domestic plants are located in Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland and Turkey.

The Company operates twelve domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota and Tennessee, as well as nineteen foreign refineries in Bolivia, Brazil, Canada, England, France, Germany, India, the Netherlands, Poland and Turkey. The Company packages oils at five domestic plants located in California, Georgia, and Illinois, as well as at ten foreign plants located in Bolivia, Brazil, England, Germany and Turkey. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas. The Company operates two fertilizer blending plants in Brazil and two bio-diesel plants in Germany.

The Oilseeds Processing segment operates fifteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6 million bushels, are located in Arkansas, Illinois, Missouri and North Carolina.

This segment also operates one hundred three foreign elevators including port facilities in Bolivia, Brazil, Canada, Germany and Paraguay as adjuncts to its processing plants. These facilities have a storage capacity of 123 million bushels.

Item 2.    PROPERTIES—Continued

Corn Processing

	Processing Plants			Procurement Facilities

	United States	Foreign	Total	United States	Foreign	Total

Owned	14	1	15	3	-	3
Leased	-	-	-	-	-	-

	14	1	15	3	-	3

The Company operates five wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 50,500 metric tons (2.0 million bushels). Corn germ extractions plants, sweeteners and starches production facilities, and bioproducts production facilities are located in Illinois, Iowa, Minnesota, Nebraska, North Carolina, North Dakota, and Ireland. The Corn Processing segment also operates three domestic grain terminal elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6.4 million bushels are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities

	United States	Foreign	Total	United States	Foreign	Total

Owned	1	-	1	151	10	161
Leased	-	-	-	10	-	10

	1	-	1	161	10	171

The Company operates a rice mill located in California. The Agricultural Services segment operates one hundred sixty-one domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including fifty-nine country elevators and one hundred two sub-terminal, terminal and river loading facilities including seven grain export elevators in Florida, Louisiana, Ohio and Texas. Elevators are located in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas. These elevators have an aggregate storage capacity of approximately 374 million bushels. The Company has three grain export elevators in Argentina that have an aggregate storage capacity of approximately 10 million bushels. In addition, the Company has five country elevators and one river elevator located in the Ukraine, and one country elevator in the Dominican Republic.

Other

	Processing Plants			Procurement Facilities

	United States	Foreign	Total	United States	Foreign	Total

Owned	84	59	143	28	7	35
Leased	2	2	4	-	6	6

	86	61	147	28	13	41

Item 2.    PROPERTIES—Continued

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty-three foreign flour mills with a total daily milling capacity of approximately 22,000 metric tons (900 thousand bushels). The Company also operates six bakery mix and specialty ingredient plants. These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, Jamaica, and the Netherlands Antilles. The Company operates three foreign formula feed plants as adjuncts to the wheat flour mills in Belize, Grenada and the Netherlands Antilles. The Company operates a food ingredient plant and a rice milling plant in Jamaica. In addition, the Company operates a paper bag plant in West Virginia.

The Company operates three domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland and Singapore. The Company operates thirteen cocoa bean procurement and handling facilities/port sites in the Ivory Coast, Indonesia, Malaysia and Brazil.

The Company operates three domestic soy protein specialty plants in Illinois and North Dakota and one foreign plant in the Netherlands. Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands. The Company also operates a domestic starch and gluten plant in Iowa and one in Canada. The Company produces soy-based foods at plants in Illinois, North Dakota, and England. The Company produces Vitamin E, sterols, and isoflavones at plants in Illinois. The Company also operates a bakery mix and specialty ingredient plant in Kansas and a honey drying operation in Wisconsin.

The Company operates twenty-eight domestic edible bean procurement facilities with an aggregate storage capacity of approximately 13 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming. The Company has an edible bean dehydration facility in North Dakota.

The Company also operates thirty-five domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, South Dakota, Texas, Wisconsin and Washington. The foreign plants are located in Canada, China, Ireland, Puerto Rico and Trinidad.

Item 3.   LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company is involved in approximately 25 administrative and judicial proceedings in which it has been identified as a potentially responsible party (“PRP”) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters, there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company’s future clean-up costs at these sites cannot be reasonably estimated. In management’s opinion, these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

LITIGATION REGARDING ALLEGED ANTICOMPETITIVE PRACTICES

The Company is currently a defendant in various lawsuits related to alleged anticompetitive practices by the Company as described in more detail below. The Company intends to vigorously defend these actions unless they can be settled on terms deemed acceptable to the parties.

GOVERNMENTAL MATTERS

Federal grand juries in the Northern Districts of Illinois, California and Georgia, under the direction of the United States Department of Justice (“DOJ”), investigated possible violations by the Company and others with respect to the sale of lysine, citric acid and high fructose corn syrup, respectively. In connection with an agreement with the DOJ in fiscal 1997, the Company paid the United States fines of $100 million. This agreement constituted a global resolution of all matters between the DOJ and the Company and brought to a close all DOJ investigations of the Company. The federal grand juries in the Northern Districts of Illinois (lysine) and Georgia (high fructose corn syrup) have been closed.

The Company has received notice that certain foreign governmental entities were commencing investigations to determine whether anticompetitive practices occurred in their jurisdictions. Except for the investigations being conducted by the Commission of the European Communities and the Brazilian Department of Protection and Economic Defense as described below, all such matters have been resolved as previously reported. In June 1997, the Company and several of its European subsidiaries were notified that the Commission of the European Communities had initiated an investigation as to possible anticompetitive practices in the amino acid markets, in particular the lysine market, in the European Union. On October 29, 1998, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on February 1, 1999 and the hearing was held on March 1, 1999. On August 8, 1999, the Commission of the European Communities adopted a supplementary Statement of Objections expanding the period of involvement as to certain other companies. On June 7, 2000, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 47.3 million. The Company appealed this decision. On July 9, 2003 the court reduced the fine assessed against the Company to EUR 43.9 million. The Company has appealed this decision. In September 1997, the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the citric acid market in the European Union. On March 28, 2000, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on June 9, 2000. On December 17, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 39.7 million. The Company has appealed this decision. In November 1998, a European subsidiary of the Company received a request for information from the Commission of the European Communities with respect to an investigation being conducted by that Commission into the possible existence of certain agreements and/or concerted practices in the sodium gluconate market in the European Union. On May 17, 2000, the Commission of the European Communities initiated formal proceedings against the Company and others and adopted a Statement of Objections. The reply of the Company was filed on September 1, 2000. On October 2, 2001, the Commission of the European Communities adopted a decision imposing a fine against the Company in the amount of EUR 10.3 million. The Company has appealed this decision. The fines assessed by the Commission of the European Communities as described above have been paid pursuant to an escrow arrangement pending final resolution of these matters. On May 8, 2000, a Brazilian subsidiary of the Company was notified of the commencement of an administrative proceeding by the Department of Protection and Economic Defense relative to possible anticompetitive practices in the lysine market in Brazil. On July 3, 2000, the Brazilian subsidiary of the Company filed a Statement of Defense in this proceeding.

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

FEDERAL ACTIONS. Twenty-two of these putative class actions allege violations of federal antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek injunctions against continued alleged illegal conduct, treble damages of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative classes in these cases comprise certain direct purchasers of high fructose corn syrup during certain periods in the 1990s. These twenty-two actions have been transferred to the United States District Court for the Central District of Illinois and consolidated under the caption In Re High Fructose Corn Syrup Antitrust Litigation, MDL No. 1087 and Master File No. 95-1477. On April 3, 2001, the Company and the other defendants filed motions for summary judgment. On August 23, 2001, the Court entered a written order granting the defendants’ motions for summary judgment. On June 18, 2002, the United States Court of Appeals for the Seventh Circuit reversed the district court’s grant of summary judgment for defendants. On August 5, 2002, the Court of Appeals denied defendants’ petitions for rehearing and rehearing en banc. On February 24, 2003, the United States Supreme Court denied defendants’ petitions for writ of certiorari. On March 18, 2004, the Court of Appeals reversed a district court ruling that it did not have the authority to order the case tried before two juries and the district court has announced that it will empanel two juries for the trial in this case; one jury to consider the case against the Company, and another jury to consider the case against any other remaining defendants. On June 17, 2004, the Company entered into a settlement agreement with class counsel pursuant to which the Company will pay $400 million. On June 24, 2004, the court granted preliminary approval of this settlement. On September 3, 2004, the court granted final approval of this settlement..

On January 14, 1997, the Company, along with other companies, was named a defendant in a non-class action antitrust suit involving the sale of high fructose corn syrup and corn syrup. This action which is encaptioned Gray & Co. v. Archer Daniels Midland Co., et al., No. 97-69-AS, was filed in federal court in Oregon, alleges violations of federal antitrust laws and Oregon and Michigan state antitrust laws, including allegations that the defendants conspired to fix, raise, maintain and stabilize the price of corn syrup and high fructose corn syrup, and seeks treble damages, attorneys’ fees and costs of an unspecified amount. This action was transferred for pretrial proceedings to the United States District Court for the Central District of Illinois. On October 25, 2002, the defendants moved for partial summary judgment with respect to the corn syrup claims asserted in this case. On May 13, 2003, the Court denied this motion. On June 24, 2003, the Judicial Panel on Multidistrict Litigation remanded the case back to federal court in Oregon. Trial of this case is currently set to commence on December 7, 2004.

STATE ACTIONS. The Company, along with other companies, also has been named as a defendant in seven putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup. These California actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, and seek treble damages of an unspecified amount, attorneys’ fees and costs, restitution and other unspecified relief. One of the California putative classes comprises certain direct purchasers of high fructose corn syrup in the State of California during certain periods in the 1990s. This action was filed on October 17, 1995 in Superior Court for the County of Stanislaus, California and encaptioned Kagome Foods, Inc. v. Archer-Daniels-Midland Co. et al., Civil Action No. 37236. This action has been removed to federal court, consolidated with the federal class action litigation pending in the Central District of Illinois referred to above and is encompassed within the settlement agreement referred to above. The other six California putative classes comprise certain indirect purchasers of high fructose corn syrup and dextrose in the State of California during certain periods in the 1990s. One such action was filed on July 21, 1995 in the Superior Court of the County of Los Angeles, California and is encaptioned Borgeson v. Archer-Daniels-Midland Co., et al., Civil Action No. BC131940. This action and four other indirect purchaser actions have been coordinated before a single court in Stanislaus County, California under the caption, Food Additives (HFCS) cases, Master File No. 39693. The other four actions are encaptioned, Goings v. Archer Daniels Midland Co., et al., Civil Action No. 750276 (Filed on July 21, 1995, Orange County Superior Court); Rainbow Acres v. Archer Daniels Midland Co., et al., Civil Action No. 974271 (Filed on November 22, 1995, San Francisco County Superior Court); Patane v. Archer Daniels Midland Co., et al., Civil Action No. 212610 (Filed on January 17, 1996, Sonoma County Superior Court); and St. Stan's Brewing Co. v. Archer Daniels Midland Co., et al., Civil Action No. 37237 (Filed on October 17, 1995, Stanislaus County Superior Court). On October 8, 1997, Varni Brothers Corp. filed a complaint in intervention with respect to the coordinated action pending in Stanislaus County Superior Court, asserting the same claims as those advanced in the consolidated class action.

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in five putative class action antitrust suits involving the sale of both high fructose corn syrup and citric acid. Two of these actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seek treble damages of an unspecified amount, attorneys’ fees and costs, restitution and other unspecified relief. The putative class in one of these California cases comprises certain direct purchasers of high fructose corn syrup and citric acid in the State of California during the period January 1, 1992 until at least October 1995. This action was filed on October 11, 1995 in the Superior Court of Stanislaus County, California and is entitled Gangi Bros. Packing Co. v. Archer-Daniels-Midland Co., et al., Civil Action No. 37217. This action is encompassed within the federal settlement referred to above. The putative class in the other California case comprises certain indirect purchasers of high fructose corn syrup and citric acid in the State of California during the period October 12, 1991 until November 20, 1995. This action was filed on November 20, 1995 in the Superior Court of San Francisco County and is encaptioned MCFH, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 974120. The California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims in these actions and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court. As noted in prior filings, the Company accepted a settlement agreement with counsel for the citric acid plaintiff class. This settlement received final court approval and the case was dismissed on September 30, 1998. The Company, along with other companies, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the West Virginia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney’s fees and costs, and other unspecified relief. The putative class in the West Virginia action comprises certain entities within the State of West Virginia that purchased products containing high fructose corn syrup and/or citric acid for resale from at least 1992 until 1994. This action was filed on October 26, 1995, in the Circuit Court for Boone County, West Virginia, and is encaptioned Freda's v. Archer-Daniels-Midland Co., et al., Civil Action No. 95-C-125. The Company, along with other companies, also has been named as a defendant in a putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the District of Columbia antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, attorney’s fees and costs, and other unspecified relief. The putative class in the District of Columbia action comprises certain persons within the District of Columbia that purchased products containing high fructose corn syrup and/or citric acid during the period January 1, 1992 through December 31, 1994. This action was filed on April 12, 1996 in the Superior Court for the District of Columbia, and is encaptioned Holder v. Archer-Daniels-Midland Co., et al., Civil Action No. 96-2975. On November 13, 1998, plaintiff’s motion for class certification was granted. Plaintiffs are seeking to conduct additional discovery. The Company, along with other companies, has been named as a defendant in a putative class action antitrust suit filed in Kansas state court involving the sale of high fructose corn syrup and citric acid. This action alleges violations of the Kansas antitrust laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup and citric acid, and seeks treble damages of an unspecified amount, court costs and other unspecified relief. The putative class in the Kansas action comprises certain persons within the State of Kansas that purchased products containing high fructose corn syrup and/or citric acid during at least the period January 1, 1992 through December 31, 1994. This action was filed on May 7, 1996 in the District Court of Wyandotte County, Kansas and is encaptioned Waugh v. Archer-Daniels-Midland Co., et al., Case No. 96-C-2029. Plaintiff’s motion for class certification is currently pending. On August 20, 2003, plaintiff Lisa Heun filed a motion to substitute herself as plaintiff for Arthur Waugh. That motion is currently pending. On October 9, 2003, Lisa Heun filed a motion to intervene in the action. That motion is currently pending.

HIGH FRUCTOSE CORN SYRUP/CITRIC ACID/LYSINE STATE CLASS ACTIONS

The Company, along with other companies, has been named as a defendant in six putative class action antitrust suits filed in California state court involving the sale of high fructose corn syrup, citric acid and/or lysine. These actions allege violations of the California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the prices of high fructose corn syrup, citric acid and/or lysine, and seek treble damages of an unspecified amount, attorneys’ fees and costs, restitution and other unspecified relief. One of the putative classes is comprised of certain direct purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during a certain period in the 1990s. This action was filed on December 18, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Nu Laid Foods, Inc. v. Archer-Daniels-Midland Co., et al., Civil Action No. 39693. This action is encompassed within the federal settlement referred to above. The other five putative classes comprise certain indirect purchasers of high fructose corn syrup, citric acid and/or lysine in the State of California during certain periods in the 1990s. One such action was filed on December 14, 1995 in the Superior Court for Stanislaus County, California and is encaptioned Batson v. Archer-Daniels-Midland Co., et al., Civil Action No. 39680. The other actions are encaptioned Abbott v. Archer Daniels Midland Co., et al., No. 41014 (Filed on December 21, 1995, Stanislaus County Superior Court); Noldin v. Archer Daniels Midland Co., et al., No. 41015 (Filed on December 21, 1995, Stanislaus County Superior Court); Guzman v. Archer Daniels Midland Co., et al., No. 41013 (Filed on December 21, 1995, Stanislaus County Superior Court) and Ricci v. Archer Daniels Midland Co., et al., No. 96-AS-00383 (Filed on February 6, 1996, Sacramento County Superior Court). As noted in prior filings, the plaintiffs in these actions and the lysine defendants have executed a settlement agreement that has been approved by the court, and the California Judicial Council has bifurcated the citric acid and high fructose corn syrup claims and coordinated them with other actions in San Francisco County Superior Court and Stanislaus County Superior Court.

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

CANADIAN ACTIONS. The Company, along with other companies, has been named as a defendant in three actions filed pursuant to the Class Proceedings Act in which the plaintiffs allege that the defendants violated the Competition Act with respect to the sale of nucleotides and monosodium glutamate in Canada. The putative classes are comprised of direct and indirect purchasers in Canada during the period from January 1, 1990 to November 1, 1999. The plaintiffs in these actions seek general, punitive and exemplary damages and “disgorgement of ill-gotten overcharges,” plus prejudgment interest and costs of the actions. The first action was filed on or about September 7, 2001 in the Superior Court of Justice in Toronto, Ontario, and is encaptioned Long Duc Ngo and Christopher McLean v. Ajinomoto U.S.A., Inc., et al., Court File No. 37708. The second action was filed on or about October 4, 2001 in the Supreme Court of British Columbia in Vancouver and is encaptioned Abel Lam and Klas Consulting & Investment Ltd. v. Ajinomoto U.S.A., Inc., et al., Court File No. S015589. The third action was filed on or about October 18, 2001 in the “Cour Superieure” in the Province of Quebec and District of Quebec, and is encaptioned Colette Brochu v. Ajinomoto U.S.A. Inc., et al., No.: 200-06-000019-011. On September 19, 2002, the plaintiffs in the Ontario class action served a motion seeking to amend the Statement of Claim to remove all allegations relating to the sale of nucleotides and to launch a separate class action in respect of the sale of nucleotides. On December 10, 2002, the plaintiffs withdrew this motion and advised that they no longer intend to sever the monosodium glutamate and nucleotides claims. The plaintiffs further advised on December 10, 2002 that they would be serving a further Amended Statement of Claim. The Amended Statement of Claim was served on September 3, 2003. On May 28, 2003, the Company and the plaintiffs in these three actions reached an agreement pursuant to which the Company will pay the plaintiffs C$150,000, plus up to C$25,000 in costs related to providing notice of this settlement. The plaintiffs have also reached a settlement with all of the other defendants except Tung Hai Fermentation Industrial Corp. Tung Hai is a Taiwanese company that has never responded to the action. The plaintiffs have now discontinued the action against Tung Hai. The settling defendants have all executed settlement agreements with the plaintiffs. The settlement with the Company is conditional upon the Courts’ approval of all of the settlements in each action. A hearing to approve the settlements in the Ontario class action was conducted on November 24, 2003 and continued on December 18, 2003 and March 2, 2004. The settlements were approved by the Ontario Superior Court of Justice on March 10, 2004. A hearing to approve the settlements in the British Columbia class action was conducted on December 19, 2003 and the settlements were approved by the Supreme Court of British Columbia on April 16, 2004. The settlement in Quebec was approved by the Quebec Superior Court on June 2, 2004.

STATE ACTIONS. The Company, along with at least one other company, has been named as a defendant in four putative class action antitrust suits filed in California state court involving the sale of monosodium glutamate and/or other food flavor enhancers. These actions allege violations of California antitrust and unfair competition laws, including allegations that the defendants agreed to fix, stabilize and maintain at artificially high levels the price of monosodium glutamate and/or other food flavor enhancers, and seek treble damages of an unspecified amount, restitution, attorneys’ fees and costs, and other unspecified relief. The putative classes in these actions comprise certain indirect purchasers of monosodium glutamate and/or other food flavor enhancers in the State of California during certain periods in the 1990's. The first action originally was filed on June 25, 1999 in the Superior Court of San Francisco County and is encaptioned Fu’s Garden Restaurant v. Archer-Daniels-Midland Company, et al., Civil Action No. 304471. The second action was filed on January 14, 2000 in the Superior Court of San Francisco County and is encaptioned JMN Restaurant Management, Inc. v. Ajinomoto Co., Inc., et al., Civil Action No. 309236. The third action was filed on May 2, 2000 in the Superior Court of San Francisco County and is encaptioned Tanuki Restaurant and Lilly Zapanta v. Archer Daniels Midland Co., et al., Civil Action No. 311871. The fourth action was filed on May 24, 2000 in the Superior Court of San Francisco County and is encaptioned Tasty Sunrise Burgers v. Archer Daniels Midland Co., et al., Civil Action No. 312373. On June 19, 2000, the Court consolidated all of these cases for pretrial and trial purposes. The Company and the plaintiffs in these actions have executed a settlement agreement pursuant to which the Company will pay the plaintiffs $50,000. On July 13, 2004, the Court granted final approval of this settlement. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Massachusetts state court involving the sale of monosodium glutamate and/or other food flavor enhancers. The action alleges violations of the Massachusetts Consumer Protection Act, including allegations that the defendants agreed to fix prices, allocate market shares and eliminate and suppress competition in the sale of monosodium glutamate, nucleotides and other food flavor enhancers, and seeks treble damages of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises persons within the State of Massachusetts that purchased for consumer purposes products containing monosodium glutamate and/or nucleotides between January 1990 and August 23, 2001. This action was filed on June 5, 2002 in Middlesex Superior Court, and is encaptioned Fortin v. Ajinomoto U.S.A., Inc., et al., Civil Action No. 02-2345. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Kansas state court involving the sale of monosodium glutamate and nucleotides. This class action alleges violations of the Kansas antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Kansas that indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the Circuit Court for Johnson County, Kansas and is encaptioned Smith v. Archer Daniels Midland Co., et al., Case No. 03-CV-06474. On May 3, 2004, the Company filed a motion to dismiss this action and this motion is still being fully briefed. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Wisconsin state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, California, Florida, Hawaii, Kansas, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above-referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1989 and November 25, 2002. This action was filed on November 25, 2002 in the Circuit Court for Dane County, Wisconsin and is encaptioned Lief v. Archer Daniels Midland Co., et al., Case No. 02-CV-3697. On March 12, 2003, the Company and other defendants removed this action to the United States District Court for the Western District of Wisconsin. On May 6, 2003, the Judicial Panel on Multidistrict Litigation transferred this action to the District of Minnesota for coordinated pretrial proceedings. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in South Dakota state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the South Dakota antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in South Dakota who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in the Circuit Court for Pennington County, South Dakota and is encaptioned Berger v. Archer Daniels Midland Co., et al., Case No. 03-CV-964. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in North Carolina state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the laws of the States of Arizona, Arkansas, Florida, Hawaii, Iowa, Kansas, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, West Virginia and Wisconsin, as well as the District of Columbia and Puerto Rico. The action includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the above referenced jurisdictions who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 3, 2003 in Mecklenburg County Superior Court and is encaptioned Thai Holdings of Charlotte, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-CVS-15906. On July 19, 2004, the Company filed a motion to dismiss this action and this motion is still being fully briefed. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Michigan state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Michigan antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Michigan who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 4, 2003 in the Circuit Court for Wayne County, Michigan and is encaptioned National Coney Island, Inc. v. Archer Daniels Midland Co., et al., Case No. 03-329445. On May 3, 2004, the Company field a motion to dismiss this action and this motion is still being fully briefed. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Arizona state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Arizona who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 8, 2003 in Maricopa County Superior Court and is encaptioned Auer v. Archer Daniels Midland Co., et al., Case No. CV-2003-017157. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in the Superior Court for the District of Columbia involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Arizona antitrust statute, as well as a claim for civil conspiracy, and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys' fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in the District of Columbia who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1, 1983 and September 1999. This action was filed on September 9, 2003 in the District of Columbia Superior Court and is encaptioned Wondrack v. Archer Daniels Midland Co., et al., Case No. 03-CA-007542. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in West Virginia state court involving the sale of monosodium glutamate and nucleotides. This action alleges violation of the West Virginia Antitrust Act and includes allegations that the defendants agreed to fix, raise, maintain and stabilize prices at artificially high and noncompetitive levels, and seeks damages, including treble damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities present in West Virginia who indirectly purchased monosodium glutamate and/or nucleotides manufactured by any defendant from January 1983 to September 1999. This action was filed on September 8, 2003 in the Circuit Court of Hancock County, West Virginia and is encaptioned Marie C. Dodson, et al v. Archer-Daniels-Midland Co., et al., Civil Action No.: 03-C-168G. On May 3, 2004, the Company filed a motion to dismiss this action and this motion is still being fully briefed. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit in Minnesota state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Minnesota antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Minnesota who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was commenced on September 3, 2003 in the Fourth Judicial District of Hennepin County, Minnesota and is encaptioned Mannings Café, Inc. v. Archer Daniels Midland Co., et al. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Tennessee state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Tennessee antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including actual damages and the full consideration or sum paid for monosodium glutamate or nucleotides or products containing these ingredients, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Tennessee who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and August 2001. This action was filed on September 5, 2003 in the Circuit Court of Davidson County, Tennessee and is encaptioned Williams v. Archer Daniels Midland Co., et al., Case No. 03-C-2544. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in Florida state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the Florida antitrust statue and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including actual damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in Florida who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was filed on September 5, 2003 in the Seventeenth Judicial Circuit Court of Broward County, Florida and is encaptioned O’Kane, et al. v. Archer Daniels Midland Co., et al., Case No. 0315633. On May 3, 2004, the Company filed a motion to dismiss this action and this motion is still being fully briefed. The Company, along with other defendants, also has been named as a defendant in one putative class action antitrust suit filed in New Mexico state court involving the sale of monosodium glutamate and nucleotides. The action alleges violations of the New Mexico antitrust statute and includes allegations that the defendants agreed to fix, stabilize, control and maintain the prices for monosodium glutamate and nucleotides, and seeks damages, including treble damages, of an unspecified amount, attorneys’ fees and costs, and other unspecified relief. The putative class in this action comprises all persons or entities in New Mexico who indirectly purchased monosodium glutamate or nucleotides, or products containing these ingredients for human and/or animal consumption, between January 1983 and September 1999. This action was filed on September 8, 2003 in the Second Judicial District Court of Bernalillo County, New Mexico and is encaptioned Higgins v. Archer Daniels Midland Co., et al., Case No. CV-2003-06168. On May 3, 2004, the Company field a motion to dismiss this action and this motion is still being fully briefed. The Company has recently reached a settlement in principle with counsel for plaintiffs in all of the remaining monosodium glutamate state indirect purchaser actions referenced above, except for the Fortin action in Massachusetts, pursuant to which the Company will pay $165,000 in total to settle all claims. This settlement in principle still must be finalized in writing and be submitted to the various courts for approval.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

PART II

Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2004 and is incorporated herein by reference.

(C)   Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2004 to April 30, 2004	34,103	$ 17.24	774	20,905,418

May 1, 2004 to May 31, 2004	47,142	17.18	428	20,904,990

June 1, 2004 to June 30, 2004	6,503	16.70	510	20,904,480

Total	87,748	$ 17.17	1,712	20,904,480

(1) Total shares purchased represents those purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.

(2) On October 19, 1995, the Company’s Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 25,000,000 shares of the Company’s common stock which was due to expire on October 19, 1997. On April 17, 1997, July 30, 1999, August 2, 2001, and August 8, 2002, the Company’s Board of Directors extended the stock repurchase program and increased the number of shares authorized for repurchase under the program by 20,000,000, 20,000,000, 20,000,000, and 15,000,000 shares, respectively. As of June 30, 2004, total stock purchases under this stock repurchase program were 79,095,520. The stock repurchase program currently expires on December 31, 2004.

Item 6.
SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2004 and is incorporated herein by reference.

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2004 and is incorporated herein by reference.

Item 7A.
QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2004 and is incorporated herein by reference.

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2004 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2004 and 2003
Consolidated statements of earnings--Years ended
June 30, 2004, 2003 and 2002
Consolidated statements of shareholders' equity--Years ended
June 30, 2004, 2003 and 2002
Consolidated statements of cash flows--Years ended
June 30, 2004, 2003 and 2002
Notes to consolidated financial statements--June 30, 2004
Summary of Significant Accounting Policies
Report of Independent Registered Public Accounting Firm
Quarterly Financial Data (Unaudited)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

Item 9A.
CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Election of Directors,” “Corporate Governance Guidelines,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2004 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(f) of this report.

Item 11.
EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2004 and is incorporated herein by reference.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Principal Holders of Voting Securities", “Election of Directors” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2004 and is incorporated herein by reference.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2004 and is incorporated herein by reference.

Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2004 and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the Company to its shareholders for the year ended June 30, 2004, are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2004 and 2003

Consolidated statements of earnings--Years ended
June 30, 2004, 2003 and 2002

Consolidated statements of shareholders' equity--
Years ended June 30, 2004, 2003 and 2002

Consolidated statements of cash flows--Years ended
June 30, 2004, 2003 and 2002

Notes to consolidated financial statements--June 30, 2004

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

(a)(2)	Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year

	(In thousands)
Classification
Allowance for doubtful accounts
2002	$47,016	11,016	(21,258)	12,515	$49,289
2003	$49,289	14,934	(27,756)	4,149	$40,616
2004	$40,616	13,747	(10,503)	453	$43,407

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(a)(3)	LIST OF EXHIBITS

(3)	(i)
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

(i)
Indenture dated June 1, 1986 between the registrant and JPMorgan Chase (formerly known or successor to The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and JPMorgan Chase (formerly known or successor to The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

the $300,000,000 – 8 7/8% Debentures due April 15, 2011,
the $300,000,000 – 8 3/8% Debentures due April 15, 2017,
the $300,000,000 – 8 1/8% Debentures due June 1, 2012,
the $250,000,000 – 7 1/8% Debentures due March 1, 2013,
the $350,000,000 – 7 1/2% Debentures due March 15, 2027,
the $200,000,000 – 6 3/4% Debentures due December 15, 2027,
the $250,000,000 – 6 7/8% Debentures due December 15, 2097,
the $196,210,000 – 5 7/8% Debentures due November 15, 2010,
the $300,000,000 – 6 5/8% Debentures due May 1, 2029,
the $400,000,000 – 7% Debentures due February 1, 2031, and
the $500,000,000 – 5.935% Debentures due October 1, 2032.

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

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

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

(iii)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Secruities and Exchange Commission on September 25, 1996 (File No. 1-44)).

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

(vi)
The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999 (File No. 1-44)).

(vii)
Exhibits 4.3 and 4.4 to Registration Statement No. 333-42612 on Form S-8 dated July 31, 2000 relating to the ADM 401(k) Plan for Salaried Employees and the ADM 401(k) Plan for Hourly Employees, as amended by Post-Effective No. 1 to Registration Statement No. 333-42612 on Form S-8 dated August 8, 2000.

(viii)	Exhibit 4.3 to Registration Statement No. 333-67962 on Form S-8 dated August 20, 2001 relating to the ADM Deferred Compensation Plan for Selected Management Employees.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(ix)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(13)	Portions of annual report to shareholders incorporated by reference

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(24)	Powers of attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K A Form 8-K was filed on April 30, 2004, in connection with the issuance of the press release announcing the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2004

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 8, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ G. A. Andreas	/s/ P. J. Moore
G. A. Andreas,	P. J. Moore*,
Chief Executive and Director	Director
(Principal Executive Officer)
/s/ M. B. Mulroney
/s/D. J. Schmalz	M. B. Mulroney*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ J. K. Vanier
(Principal Financial Officer)	J. K. Vanier*,
Director
/s/S. R. Mills
S. R. Mills	/s/ O. G. Webb
Group Vice President and Controller	O. G. Webb*,
(Controller)	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ R. S. Joslin	/s/ D. J. Smith
R. S. Joslin *,	Attorney-in-Fact
Director

/s/ D. J. Mimran
D. J. Mimran*,
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.