Form 10-Q
period 2004-09-30
ARCHER DANIELS MIDLAND CO
filed 2004-11-05
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ TO __________

Commission file number 1-44

ARCHER-DANIELS-MIDLAND COMPANY

(Exact name of registrant as specified in its charter)

Delaware	41-0129150
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

4666 Faries Parkway Box 1470 Decatur, Illinois (Address of principal executive offices)	62525 (Zip Code)

Registrant's telephone number, including area code: (217) 424-5200

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

Common Stock, no par value - 654,512,609 shares
(October 31, 2004)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
	(In thousands, except per share amounts)

Net sales and other operating income	$8,972,411	$7,967,902
Cost of products sold	8,308,979	7,514,148
Gross Profit	663,432	453,754

Selling, general and administrative expenses	251,509	231,796
Other expense - net	25,986	4,304
Earnings Before Income Taxes	385,937	217,654

Income taxes	119,640	67,473

Net Earnings	$266,297	$150,181

Average number of shares outstanding	652,325	645,132

Basic and diluted earnings per common share	$0.41	$0.23

Dividends per common share	$0.075	$0.06

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2004	2004
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$507,224	$540,207
Segregated cash and investments	910,906	871,439
Receivables	4,339,307	4,040,759
Inventories	3,734,443	4,591,648
Other assets	362,433	294,943
Total Current Assets	9,854,313	10,338,996

Investments and Other Assets
Investments in and advances to affiliates	1,883,017	1,832,619
Long-term marketable securities	1,134,320	1,161,388
Goodwill	337,921	337,474
Other assets	443,816	443,606
	3,799,074	3,775,087

Property, Plant, and Equipment
Land	192,290	190,136
Buildings	2,593,912	2,568,472
Machinery and equipment	10,783,958	10,658,282
Construction in progress	273,969	263,332
	13,844,129	13,680,222
Allowances for depreciation	(8,604,133)	(8,425,484)

	5,239,996	5,254,738

	$18,893,383	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2004	2004
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$ 957,799	$ 1,770,512
Accounts payable	3,590,853	3,238,230
Accrued expenses	1,391,339	1,580,700
Current maturities of long-term debt	198,703	160,795
Total Current Liabilities	6,138,694	6,750,237

Long-Term Liabilities
Long-term debt	3,690,147	3,739,875
Deferred income taxes	609,674	653,834
Other	551,412	526,659
	4,851,233	4,920,368

Shareholders' Equity
Common stock	5,448,289	5,431,510
Reinvested earnings	2,401,019	2,183,751
Accumulated other comprehensive income	54,148	82,955

	7,903,456	7,698,216

	$18,893,383	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
	(In thousands)
Operating Activities
Net earnings	$266,297	$150,181
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	167,447	166,133
Deferred income taxes	106,512	7,591
Equity in (earnings) losses of affiliates, net of dividends	13,190	10,228
Stock contributed to employee benefit plans	6,029	6,017
Pension and postretirement payments in excess of accruals	(54,280)	(66,302)
Other - net	5,105	1,785
Changes in operating assets and liabilities
Segregated cash and investments	(40,141)	(53,803)
Receivables	(201,725)	(185,093)
Inventories	812,663	(232,094)
Other assets	(73,111)	(44,162)
Accounts payable and accrued expenses	(8,767)	395,660
Total Operating Activities	999,219	156,141

Investing Activities
Purchases of property, plant, and equipment	(141,993)	(108,602)
Proceeds from sales of property, plant, and equipment	15,041	30,143
Net assets of businesses acquired	(6,797)	(53,015)
Investments in and advances to affiliates	(46,893)	(11,082)
Distributions from affiliates, excluding dividends	20,019	26,277
Purchases of marketable securities	(117,485)	(159,005)
Proceeds from sales of marketable securities	105,425	242,985
Other - net	17,688	21,955
Total Investing Activities	(154,995)	(10,344)

Financing Activities
Long-term debt borrowings	132	2,646
Long-term debt payments	(15,835)	(15,441)
Net borrowings (payments) under lines of credit agreements	(817,804)	(91,040)
Purchases of treasury stock	(16)	(3,969)
Cash dividends	(49,029)	(38,842)
Proceeds from exercises of stock options	5,345	1,872
Total Financing Activities	(877,207)	(144,774)

Increase (Decrease) in Cash and Cash Equivalents	(32,983)	1,023
Cash and Cash Equivalents-Beginning of Period	540,207	764,959

Cash and Cash Equivalents-End of Period	$507,224	$765,982

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 Archer-Daniels-Midland Company and Subsidiaries

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004.

Last-in, First-out (LIFO) Inventories

Interim period LIFO calculations are based on interim period costs and management’s estimates of year-end inventory levels. Because the availability and price of agricultural commodity-based LIFO inventories are unpredictable due to factors such as weather, government farm programs and policies, and changes in global demand, quantities of LIFO-based inventories at interim periods may vary significantly from management’s estimates of year-end inventory levels.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period’s presentation.

Note 2.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(In thousands)

Net Earnings	$266,297	$150,181

Net change in unrealized gain (loss) on investments	13,539	38,880
Net change in deferred gain (loss) on hedging activities	(106,765)	(41,503)
Minimum pension liability adjustment	—	4
Foreign currency translation adjustment	64,419	33,530

Comprehensive Income	$237,490	$181,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3.    Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation cost recognized for the quarter ended September 30, 2004, is the same as that which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. The effect of adopting SFAS Number 123 for stock options was immaterial for the quarter ended September 30, 2004, and is expected to be immaterial for the year ended June 30, 2005.

The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(In thousands, except
	per share data)

Net earnings, as reported	$266,297	$150,181
Add: stock-based compensation expense reported in net earnings, net of related tax	3,395	714
Deduct: stock-based compensation expense determined under fair value method, net of related tax	(3,395)	(1,932)

Pro forma net earnings	$266,297	$148,963

Basic and diluted earnings per common share
As reported	$.41	$.23
Pro forma	$.41	$.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 4.	Other Expense (Income) - net

x	THREE MONTHS ENDED
x	SEPTEMBER 30,
	2004	2003
	(In thousands)
Interest expense	$79,049	$83,044
Investment income	(30,835)	(28,301)
Net (gain) loss on marketable securities transactions	(7)	(1,092)
Equity in (earnings) losses of unconsolidated affiliates	(20,893)	(43,294)
Other - net	(1,328)	(6,053)

	$25,986	$4,304

Note 5.	Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarters ended September 30, 2004 and 2003, is as follows:

	Pension Benefits		Postretirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$13,362	$12,187	$1,616	$1,530
Interest cost	19,297	17,533	1,925	1,928
Expected return on plan assets	(17,066)	(14,487)	-	-
Actuarial loss	8,141	5,966	23	15
Net amortization	1,140	931	(279)	(279)
Net periodic defined benefit plan expense	$24,874	$22,130	$3,285	$3,194

Note 6.    Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $383 million at September 30, 2004. Outstanding borrowings under these guarantees were $251 million at September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. In addition, oilseeds may be resold into the marketplace as a raw material for other processors. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups for the food and beverage industry as well as activities related to the production, by fermentation of starch, of bioproducts such as alcohol, amino acids, and other specialty food and feed ingredients.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses and financial activities. Food and feed ingredient businesses include Wheat Processing with activities related to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage. Also included in operating profit are the related equity in earnings (losses) of affiliates based on the equity method of accounting. General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, and FIFO to LIFO inventory adjustments have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 13 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 7.	Segment Information (Continued)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
	(In thousands)
Sales to external customers
Oilseeds Processing	$3,275,587	$2,712,864
Corn Processing	1,069,435	848,940
Agricultural Services	3,464,477	3,314,415
Other	1,162,912	1,091,683
Total	$8,972,411	$7,967,902

Intersegment sales
Oilseeds Processing	$43,492	$36,069
Corn Processing	72,013	78,503
Agricultural Services	276,831	262,875
Other	27,487	27,003
Total	$419,823	$404,450

Net sales
Oilseeds Processing	$3,319,079	$2,748,933
Corn Processing	1,141,448	927,443
Agricultural Services	3,741,308	3,577,290
Other	1,190,399	1,118,686
Intersegment elimination	(419,823)	(404,450)
Total	$8,972,411	$7,967,902

Operating profit
Oilseeds Processing	$91,273	$67,830
Corn Processing	103,073	107,297
Agricultural Services	51,272	42,849
Other	93,054	78,599
Total operating profit	338,672	296,575
Corporate	47,265	(78,921)
Earnings before income taxes	$385,937	$217,654

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. In addition, oilseeds may be resold into the marketplace as a raw material for other processors. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.

The Corn Processing segment includes activities related to the production of syrups, starches, dextrose, and sweeteners for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as alcohol, amino acids, and other specialty food and feed ingredients.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, and resells these commodities primarily as feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses and financial activities. Food and feed ingredient businesses include Wheat Processing with activities related to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Operating Performance Indicators and Risk Factors

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in the “Critical Accounting Policies” and “Market Risk Sensitive Instruments and Positions” sections of “Management’s Discussion of Operations and Financial Condition,” included in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

The Company’s Oilseeds Processing, Agricultural Services, and Wheat Processing operations are agricultural commodity-based businesses where changes in segment selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, agricultural commodity price changes have relatively equal impacts on both net sales and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in net sales amounts of these business segments do not necessarily correspond to the changes in gross profit realized by these businesses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Corn Processing operations and certain other food and feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. In these operations, agricultural commodity price changes can result in significant fluctuations in cost of products sold and such price changes cannot necessarily be passed directly through to the selling price of the finished products. For products such as ethanol, selling prices bear no direct relationship to the raw material cost of the agricultural commodity from which it is produced, but are related to other market factors, such as gasoline prices, not associated directly with agricultural commodities.

The Company conducts its business in many foreign countries. For many of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the periods. Fluctuations in the exchange rates of primarily the euro and British pound as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally the Company’s operating results for the current quarter are not necessarily indicative of those for the year ending June 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended September 30, 2004, oilseed crushing margins recovered in Europe due to a large European rapeseed crop and decreased South American imports of protein meal. North American oilseed crushing margins improved slightly during the quarter due to continued demand for vegetable oil and protein meal. Ethanol demand remained strong and selling prices increased due to higher gasoline prices. The record United States corn and soybean crop resulted in a significant decrease in prices for corn and soybeans, increased demand for rail and barge transportation, and provided favorable operating conditions for domestic grain origination and trading activities.

Net earnings for the quarter increased principally due to improved Oilseed Processing, Agricultural Services, Bioproducts, and Cocoa Processing operating results and a $116 million credit from the effect of changing commodity prices on LIFO inventory valuations. These increases were partially offset by the impact of increased net corn costs on the Corn Processing operations.

Analysis of Statements of Earnings

Net sales and other operating income increased 13% for the quarter to $9 billion principally due to higher average selling prices of merchandised agricultural commodities and commodity-based oilseeds finished products and, to a lesser extent, increased selling prices of ethanol.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income for the quarter are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$3,275,587	$2,712,864	$562,723
Corn Processing
Sweeteners and Starches	509,333	425,075	84,258
Bioproducts	560,102	423,865	136,237
Total Corn Processing	1,069,435	848,940	220,495
Agricultural Services	3,464,477	3,314,415	150,062
Other
Food and Feed Ingredients	1,145,475	1,073,736	71,739
Financial	17,437	17,947	(510)
Total Other	1,162,912	1,091,683	71,229
Total	$8,972,411	$7,967,902	$1,004,509

Oilseeds Processing sales increased 21% to $3.3 billion primarily due to higher average selling prices of vegetable oil and protein meal and higher sales volumes and average selling prices of soybeans. These increases were partially offset by lower sales volumes of vegetable oil and protein meal. These fluctuations in average selling prices and sales volumes were primarily due to high oilseed commodity price levels due to a tight oilseed supply in the United States and the impact of the European drought during the summer of 2003. Corn Processing sales increased 26% to $1.1 billion primarily due to increased bioproducts sales and, to a lesser extent, increased sales of sweetener and starch products. Bioproducts sales increased primarily due to increased average selling prices of ethanol and higher lysine sales volumes. The increase in ethanol selling prices was primarily due to higher gasoline prices. Sweetener and starches sales increased primarily due to increased average selling prices. Agricultural Services sales increased 5% to $3.5 billion principally due to increased sales volumes and higher average commodity prices for corn and soybeans in North America, partially offset by decreased sales volumes of wheat in North America and decreased sales volumes of global grain merchandising activities. Other sales increased 7% to $1.2 billion primarily due to increased average selling prices of wheat flour products.

Cost of products sold increased 11% to $8.3 billion primarily due to higher average costs of merchandisable agricultural commodities. Manufacturing costs increased $75 million from prior year levels primarily due to increased energy and personnel-related costs.

Selling, general, and administrative expenses increased $20 million to $252 million principally due to increased employee-related costs, including pension costs.

Other expense increased $22 million to $26 million due primarily to a $22 million decrease in equity in earnings of unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates is primarily due to lower valuations of the Company’s private equity fund investments. Interest expense decreased principally due to reductions in interest incurred on previously levied fines and foreign transaction-based taxes. Investment income increased principally due to higher interest rates, higher levels of invested funds, and increased dividends.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit for the quarter is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$91,273	$67,830	$23,443
Corn Processing
Sweeteners and Starches	54,880	88,860	(33,980)
Bioproducts	48,193	18,437	29,756
Total Corn Processing	103,073	107,297	(4,224)
Agricultural Services	51,272	42,849	8,423
Other
Food and Feed Ingredients	89,239	59,998	29,241
Financial	3,815	18,601	(14,786)
Total Other	93,054	78,599	14,455
Total Segment Operating Profit	338,672	296,575	42,097
Corporate	47,265	(78,921)	126,186
Earnings Before Income Taxes	$385,937	$217,654	$168,283

Oilseeds Processing operating profit increased 35% to $91 million for the quarter due primarily to improved oilseed crush margins in North America and Europe, partially offset by lower oilseed crush margins in Asia. The improved crush margins in North America are primarily due to continued strong demand for vegetable oils and protein meals. In Europe, improved rapeseed crop conditions and increased demand for biodiesel led to a better operating environment. The effect of Chinese contract defaults in the fiscal 2004 fourth quarter continued to negatively impact Asian operations this quarter.

Corn Processing operating profits decreased 4% to $103 million for the quarter as higher net corn costs negatively impacted sweeteners and starches and bioproducts operating results. However higher ethanol selling prices more than offset the higher net corn costs resulting in a $30 million increase in bioproducts operating results.

Agricultural Services operating profits increased 20% to $51 million for the quarter as improvements in North American origination and transportation operating results more than offset a decline from last year’s strong global grain merchandising results. The record United States corn crop and soybean crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits.

Other operating profits increased 18% to $93 million for the quarter. Other - Food and Feed Ingredient operating profits increased $29 million principally due to improvements in Cocoa Processing and earnings of the Gruma corn flour venture. Cocoa operations improved primarily due to continued strong demand from the chocolate and baking industries for cocoa butter. Other - Financial decreased $15 million principally due to reduced valuations of the Company’s private equity fund investments.

Corporate improved to income of $47 million for the quarter primarily due to a $116 million credit from the effect of changing commodity prices on LIFO inventory valuations.

Income taxes increased due principally to higher pretax earnings. The Company’s effective tax rate was 31.0% for both the current and prior year quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company continued to show substantial liquidity with working capital of $3.7 billion and a current ratio, defined as current assets divided by current liabilities, of 1.6. Working capital increased $127 million during the quarter even after the $400 million payment in July 2004 related to the fructose litigation settlement that had been accrued in fiscal 2004. In addition, as inventory levels declined $857 million, due principally to lower commodity price levels, short-term debt was reduced by $813 million. Capital resources remained strong as reflected in the Company’s net worth of $7.9 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at September 30, 2004, was 31.8% a decline from 32.7% at June 30, 2004. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the quarter ended September 30, 2004.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices as it relates to the Company’s net commodity position, marketable equity security prices, market prices of limited partnerships’ investments, foreign currency exchange rates, and interest rates. Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2004 are described below. There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see the “Market Risk Sensitive Instruments and Positions” section of “Management’s Discussion of Operations and Financial Condition” in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its daily net commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. Actual results may differ.

	September 30, 2004		June 30, 2004
	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest long position	$226	$23	$754	$75
Highest short position	253	25	506	51
Average position long (short)	12	1	31	3

The decrease in fair value of the average position was principally the result of a decrease in the daily net commodity position.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of		Number of Shares
	Total Number	Average	Shares Purchased as		Remaining that May be
	of Shares	Price Paid	Part of Publicly		Purchased Under the
Period	Purchased (1)	per Share	Announced Program	(2)	Program (2)

July 1, 2004 to
July 31, 2004	359	$16.65	359		20,904,121

August 1, 2004 to
August 31, 2004	24,899	15.87	476		20,903,645

September 1, 2004 to
September 30, 2004	8,507	16.56	151		20,903,494

Total	33,765	$16.05	986		20,903,494

(1)	Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.

(2)	On October 19, 1995, the Company’s Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 25,000,000 shares of the Company’s common stock which was due to expire on October 19, 1997. On April 17, 1997, July 30, 1999, August 2, 2001, and August 8, 2002, the Company’s Board of Directors extended the stock repurchase program and increased the number of shares authorized for repurchase under the program by 20,000,000, 20,000,000, 20,000,000, and 15,000,000 shares, respectively. As of September 30, 2004, total stock purchases under this stock repurchase program were 79,096,506. The stock repurchase program currently expires on December 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

(3)(i)     Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)    Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000 (File No. 1-44), are incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K

A Form 8-K was filed on July 30, 2004, in connection with the issuance of the press release announcing the Company’s results for the year ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated:        November 5, 2004