Form 10-Q
period 2004-12-31
ARCHER DANIELS MIDLAND CO
filed 2005-02-08
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 655,953,709 shares
(January 31, 2005)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	DECEMBER 31,
	2004	2003
	(In thousands, except
	per share amounts)

Net sales and other operating income	$9,063,526	$9,188,504
Cost of products sold	8,394,818	8,584,210
Gross Profit	668,708	604,294

Selling, general and administrative expenses	269,741	265,641
Other expense (income) - net	(55,395)	18,624
Earnings Before Income Taxes	454,362	320,029

Income taxes	140,853	99,208

Net Earnings	$313,509	$220,821

Average number of shares outstanding	654,985	646,845

Basic and diluted earnings per common share	$.48	$.34

Dividends per common share	$.075	$.06

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	SIX MONTHS ENDED
	DECEMBER 31,
	2004	2003
	(In thousands, except per share amounts)

Net sales and other operating income	$18,035,937	$17,156,406
Cost of products sold	16,703,797	16,098,358
Gross Profit	1,332,140	1,058,048

Selling, general and administrative expenses	521,250	497,437
Other expense (income) - net	(29,409)	22,928
Earnings Before Income Taxes	840,299	537,683

Income taxes	260,493	166,681

Net Earnings	$579,806	$371,002

Average number of shares outstanding	653,652	645,992

Basic and diluted earnings per common share	$.89	$.57

Dividends per common share	$.15	$.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2004	2004
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$334,319	$540,207
Segregated cash and investments	914,316	871,439
Receivables	4,199,284	4,040,759
Inventories	4,202,664	4,591,648
Other assets	433,410	294,943
Total Current Assets	10,083,993	10,338,996

Investments and Other Assets
Investments in and advances to affiliates	1,981,633	1,832,619
Long-term marketable securities	1,237,549	1,161,388
Goodwill	343,987	337,474
Other assets	455,766	443,606
	4,018,935	3,775,087

Property, Plant and Equipment
Land	199,287	190,136
Buildings	2,670,451	2,568,472
Machinery and equipment	11,011,286	10,658,282
Construction in progress	255,131	263,332
	14,136,155	13,680,222
Allowances for depreciation	(8,863,860)	(8,425,484)

	5,272,295	5,254,738

	$19,375,223	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2004	2004
	(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$732,678	$1,770,512
Accounts payable	3,889,939	3,238,230
Accrued expenses	1,091,829	1,580,700
Current maturities of long-term debt	79,165	160,795
Total Current Liabilities	5,793,611	6,750,237

Long-Term Liabilities
Long-term debt	3,695,432	3,739,875
Deferred income taxes	762,515	653,834
Other	592,969	526,659
	5,050,916	4,920,368

Shareholders' Equity
Common stock	5,473,767	5,431,510
Reinvested earnings	2,665,382	2,183,751
Accumulated other comprehensive income	391,547	82,955

	8,530,696	7,698,216

	$19,375,223	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	SIX MONTHS ENDED
	DECEMBER 31,
	2004	2003
	(In thousands)
Operating Activities
Net earnings	$579,806	$371,002
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	337,086	340,878
Asset abandonments	1,896	29,268
Deferred income taxes	191,813	69,560
Equity in (earnings) of affiliates, net of dividends	(66,665)	(37,012)
Stock contributed to employee benefit plans	11,841	11,726
Pension and postretirement payments in excess of accruals	(23,309)	(50,392)
Other - net	(30,943)	(18,688)
Changes in operating assets and liabilities
Segregated cash and investments	(30,898)	(157,931)
Receivables	(197,418)	(626,607)
Inventories	511,247	(1,361,758)
Other assets	(132,062)	(45,080)
Accounts payable and accrued expenses	190,488	998,928
Total Operating Activities	1,342,882	(476,106)
Investing Activities
Purchases of property, plant, and equipment	(284,286)	(250,697)
Proceeds from sales of property, plant, and equipment	22,173	44,033
Net assets of businesses acquired	(6,797)	(53,616)
Investments in and advances to affiliates	(89,531)	(53,423)
Distributions from affiliates, excluding dividends	82,825	77,204
Purchases of marketable securities	(1,229,719)	(638,682)
Proceeds from sales of marketable securities	1,236,874	375,047
Other - net	18,818	26,045
Total Investing Activities	(249,643)	(474,089)
Financing Activities
Long-term debt borrowings	8,547	2,646
Long-term debt payments	(155,988)	(20,504)
Net borrowings (payments) under lines of credit agreements	(1,070,423)	811,612
Purchases of treasury stock	(45)	(3,980)
Cash dividends	(98,175)	(77,799)
Proceeds from exercises of stock options	16,957	10,386
Total Financing Activities	(1,299,127)	722,361

Decrease In Cash And Cash Equivalents	(205,888)	(227,834)
Cash And Cash Equivalents Beginning Of Period	540,207	764,959

Cash And Cash Equivalents End Of Period	$334,319	$537,125
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004.

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

Note 2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Number 153 Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS Number 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in Accounting Principles Board (APB) Opinion Number 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB Opinion Number 29 required certain nonmonetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS Number 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS Number 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS Number 123 (revised 2004), Share-Based Payment, which is a revision of SFAS Number 123, Accounting for Stock-Based Compensation, and amends SFAS Number 95, Statement of Cash Flows. SFAS Number 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123.  The adoption of SFAS Number 123(R) on July 1, 2005 will not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net earnings	$313,509	$220,821	$579,806	$371,002

Net change in unrealized gain
(loss) on investments	39,284	3,578	52,823	42,458
Deferred gain (loss) on hedging
activities	39,897	36,688	(66,868)	(4,815)
Minimum pension
liability adjustment	(2,454)	(113)	(2,454)	(109)
Foreign currency translation
adjustment	260,672	157,962	325,091	191,492

Comprehensive Income	$650,908	$418,936	$888,398	$600,028

Note 4. Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation cost recognized for the quarter and six months ended December 31, 2004, is the same as that which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. The effect of adopting SFAS Number 123 for stock options was immaterial for the quarter and six months ended December 31, 2004, and is expected to be immaterial for the year ended June 30, 2005.

The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 4. Stock Compensation (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net earnings, as reported	$313,509	$220,821	$579,806	$371,002
Add: stock-based compensation
expense reported in
net earnings, net of related tax	5,100	1,295	8,495	2,009
Deduct: stock-based
compensation expense
determined under fair
value method, net of related tax	(5,100)	(2,376)	(8,495)	(4,308)
Pro forma net earnings	$313,509	$219,740	$579,806	$368,703

Basic and diluted earnings per common share
As reported	$.48	$.34	$.89	$.57
Pro forma	$.48	$.34	$.89	$.57

Note 5. Other Expense (Income) - net

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Interest expense	$82,561	$89,949	$161,610	$172,993
Investment income	(24,621)	(25,448)	(55,456)	(53,749)
Net (gain) loss on marketable
securities transactions	566	72	559	(1,020)
Equity in (earnings) losses
of affiliates	(115,905)	(53,355)	(136,798)	(96,649)
Other - net	2,004	7,406	676	1,353
	$(55,395)	$18,624	$(29,409)	$22,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 6. Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and six months ended December 31, 2004 and 2003, is as follows:

	Pension Benefits		Post Retirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$13,361	$12,188	$1,617	$1,530
Interest cost	19,297	17,533	1,925	1,928
Expected return on plan assets	(17,066)	(14,487)	-	-
Actuarial loss	8,143	5,966	22	15
Net amortization	1,139	930	(279)	(279)
Net periodic defined benefit plan expense	$24,874	$22,130	$3,285	$3,194

	SIX MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$26,723	$24,375	$3,233	$3,060
Interest cost	38,594	35,066	3,850	3,856
Expected return on plan assets	(34,132)	(28,974)	-	-
Actuarial loss	16,284	11,932	45	30
Net amortization	2,279	1,861	(558)	(558)
Net periodic defined benefit plan expense	$49,748	$44,260	$6,570	$6,388

Note 7. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $425 million at December 31, 2004. Outstanding borrowings under these guarantees were $291 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 8. Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 8. Segment Information (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
	(In thousands)

Sales to external customers
Oilseeds Processing	$2,718,115	$3,175,426	$5,993,702	$5,888,290
Corn Processing	1,128,387	1,037,095	2,197,822	1,886,035
Agricultural Services	4,018,655	3,799,589	7,483,132	7,114,004
Other	1,198,369	1,176,394	2,361,281	2,268,077
Total	$9,063,526	$9,188,504	$18,035,937	$17,156,406

Intersegment sales
Oilseeds Processing	$32,167	$43,869	$75,659	$79,938
Corn Processing	66,835	76,001	138,848	154,504
Agricultural Services	282,463	1,076,680	559,294	1,339,555
Other	26,950	26,884	54,437	53,887
Total	$408,415	$1,223,434	$828,238	$1,627,884

Net sales
Oilseeds Processing	$2,750,282	$3,219,295	$6,069,361	$5,968,228
Corn Processing	1,195,222	1,113,096	2,336,670	2,040,539
Agricultural Services	4,301,118	4,876,269	8,042,426	8,453,559
Other	1,225,319	1,203,278	2,415,718	2,321,964
Intersegment elimination	(408,415)	(1,223,434)	(828,238)	(1,627,884)
Total	$9,063,526	$9,188,504	$18,035,937	$17,156,406

Segment operating profit
Oilseeds Processing	$118,782	$120,883	$210,055	$188,713
Corn Processing	132,008	172,107	235,081	279,404
Agricultural Services	87,863	106,335	139,135	149,184
Other	146,032	95,786	239,086	174,385
Total segment operating profit	484,685	495,111	823,357	791,686
Corporate	(30,323)	(175,082)	16,942	(254,003)
Earnings before income taxes	$454,362	$320,029	$840,299	$537,683

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally the Company’s operating results for the current quarter and six months are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended December 31, 2004, oilseed crushing margins in North America were adversely affected by a limited near-term soybean supply resulting from strong export interest from China and reluctant sellers of soybeans due to significantly decreased soybean price levels. Oilseed crushing margins in South America continue to be poor as a result of industry overcapacity. Oilseed crushing margins in Europe improved due to increased biodiesel and vegetable oil demand and the large European rapeseed crop.

Ethanol continues to experience strong demand and increased selling prices due to higher gasoline prices. The improved global oilseed crop conditions have resulted in an abundance of protein supply levels available for feeding livestock, which has adversely impacted lysine selling prices and related margins. The record United States corn and soybean crop resulted in a decrease in prices for corn and soybeans, increased demand for rail and barge transportation, and provided favorable operating conditions for domestic grain origination and trading activities. The improved crop conditions in North America and Europe has balanced the supply and demand levels for agricultural commodities, which has adversely affected global grain merchandising opportunities. Additionally, improved global equity markets favorably impacted holders of private equity funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings for the quarter increased principally due to a $45 million gain representing the Company’s equity share of the gain reported by the Company’s unconsolidated affiliate, Compagnie Industrielle et Financiere des Produits Amylaces SA, upon the sale of its interest in Tate and Lyle plc (the “CIP Gain”), and a $19 million credit in the current quarter as compared to a $53 million charge in the prior year quarter from the effect of declining commodity prices on LIFO inventory valuations. These increases were partially offset by decreased operating profits of Corn Processing and Agricultural Services. Corn Processing operating profits declined principally as a result of increased net corn and energy costs, while Agricultural Services operating results declined as a result of lower global grain merchandising results.

Analysis of Statements of Earnings

Net sales and other operating income decreased 1% for the quarter to $9.1 billion principally due to lower sales volumes and lower average selling prices of merchandised agricultural commodities and commodity-based oilseeds finished products. These decreases were offset by currency exchange rate increases of $318 million and increased average selling prices of ethanol.

Net sales and other operating income for the quarter are as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 2,718,115	$ 3,175,426	$ (457,311)
Corn Processing
Sweeteners and Starches	452,825	409,898	42,927
Bioproducts	675,562	627,197	48,365
Total Corn Processing	1,128,387	1,037,095	91,292
Agricultural Services	4,018,655	3,799,589	219,066
Other
Food and Feed Ingredients	1,180,363	1,160,158	20,205
Financial	18,006	16,236	1,770
Total Other	1,198,369	1,176,394	21,975
Total	$ 9,063,526	$ 9,188,504	$ (124,978)

Oilseeds Processing sales decreased 14% to $2.7 billion primarily due to decreased sales volumes of oilseed exports and oilseed finished products. The impact of the record United States soybean crop and abundant European rapeseed crop has resulted in decreased average selling prices for oilseed exports and protein meal. Corn Processing sales increased 9% to $1.1 billion primarily due to increased Bioproducts sales and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased average selling prices of ethanol partially offset by lower ethanol sales volumes and lower average selling prices of lysine. The increase in ethanol selling prices was primarily due to higher gasoline prices. Ethanol sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current quarter.  Sweeteners and Starches sales increased primarily due to increased average selling prices. Agricultural Services sales increased 6% to $4.0 billion principally due to increased sales volumes of soybeans in North America, partially offset by decreased average soybean commodity prices. In addition, this increase was partially offset by decreased sales volumes and average commodity prices for corn and wheat in North America. Other sales increased 2% to $1.2 billion primarily due to increased average selling prices of wheat flour products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased 2% to $8.4 billion for the quarter primarily due to lower sales volumes and lower prices of merchandised agricultural commodities. This decrease was partially offset by currency exchange rate increases, which increased cost of products sold by $299 million for the quarter. Manufacturing costs increased $28 million from prior year levels primarily due to increased energy costs.

Selling, general, and administrative expenses increased $4 million to $270 million for the quarter principally due to increased employee-related costs, including pensions, partially offset by reduced legal expenses and allowance for doubtful account provisions.

Other expense (income) decreased $74 million to income of $55 million for the quarter due primarily to a $63 million increase in equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is primarily due to the CIP Gain and improved valuations of the Company’s private equity fund investments.

Operating profit for the quarter is as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 118,782	$ 120,883	$ (2,101)
Corn Processing
Sweeteners and Starches	44,758	75,812	(31,054)
Bioproducts	87,250	96,295	(9,045)
Total Corn Processing	132,008	172,107	(40,099)
Agricultural Services	87,863	106,335	(18,472)
Other
Food and Feed Ingredients	70,808	72,569	(1,761)
Financial	75,224	23,217	52,007
Total Other	146,032	95,786	50,246
Total Segment Operating Profit	484,685	495,111	(10,426)
Corporate	(30,323)	(175,082)	144,759
Earnings Before Income Taxes	$ 454,362	$ 320,029	$ 134,333

Oilseeds Processing operating profit decreased slightly to $119 million for the quarter due principally to lower oilseed crush margins in North and South America partially offset by improved oilseed crush margins in Europe and Asia. The decreased crush margins in North America are primarily due to a near-term tight soybean supply in the United States which resulted in higher soybean price levels. Industry overcapacity in South America continues to have an adverse affect on oilseed crushing margins. In Europe, an abundant rapeseed crop and increased demand for biodiesel led to a better operating environment.

Corn Processing operating profits decreased 23% to $132 million for the quarter as higher net corn and energy costs negatively impacted Sweeteners and Starches operating results and lower lysine average selling prices negatively impacted Bioproducts operating results. Sweeteners and Starches operating profits decreased due to higher net corn and energy costs which more than offset increased average selling prices. Bioproducts operating profits also decreased for the quarter primarily due to lower lysine average selling prices. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Lysine average selling prices are lower due to increased protein supply levels resulting from the improved oilseed crop conditions in North America and Europe. This decrease was partially offset by improved ethanol operating results due to higher average selling prices. Ethanol selling prices remained strong due to relatively high gasoline prices and more than offset the effect of lower sales volumes and higher net corn and energy costs. Ethanol sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits decreased 17% to $88 million for the quarter principally due to lower global grain merchandising results partially offset by improvements in North American origination and transportation operating results. Global grain merchandising results decreased principally due to improved crop conditions in Europe, which resulted in decreased demand in Europe for imported agricultural commodities and agricultural commodity products. The record United States corn crop and soybean crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. Last year’s results include a $5 million charge for abandonment and write-down of long-lived assets.

Other operating profits increased 52% to $146 million for the quarter. Other - Financial operating profits increased $52 million for the quarter primarily due to improved valuations of the Company’s private equity fund investments and improved results of the Company’s captive insurance operations. Last year’s captive insurance results included a loss incurred from a fire at a Company-owned cocoa warehouse. Other - Food and Feed Ingredient operating profits decreased slightly to $71 million for the quarter. Last year’s results include a $10 million charge for abandonment and write-down of long-lived assets.

Corporate expense decreased $145 million to $30 million for the quarter primarily due to the CIP Gain, a $19 million credit in the current year quarter as compared to a $53 million charge in the prior year quarter from the effect of declining commodity prices on LIFO inventory valuations, and last year’s $14 million charge for abandonment and write-down of long-lived assets.

Income taxes increased due principally to higher pretax earnings partially offset by the effect of the CIP Gain. No tax has been provided on the CIP Gain as CIP is a corporate joint venture of the Company, and intends to permanently reinvest the proceeds from the sale. The Company’s effective tax rate for the quarter, excluding the effect of the CIP Gain, was 33.5% compared to 31.0% for the comparable period of a year ago.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the six months ended December 31, 2004, oilseed crushing margins in Europe improved due to increased biodiesel and vegetable oil demand and the large European rapeseed crop. Oilseed crushing margins in North America were adversely affected by a limited near-term soybean supply resulting from strong export interest from China and reluctant sellers of soybeans due to significantly decreased soybean price levels. Oilseed crushing margins in South America continue to be poor as a result of industry overcapacity.

Ethanol continues to experience strong demand and increased selling prices due to higher gasoline prices. The improved global oilseed crop conditions have resulted in an abundance of protein supply levels available for feeding livestock, which has adversely impacted lysine selling prices and related margins. The record United States corn and soybean crop resulted in a decrease in prices for corn and soybeans, increased demand for rail and barge transportation, and provided favorable operating conditions for domestic grain origination and trading activities. The improved crop conditions in North America and Europe has balanced the supply and demand levels for agricultural commodities, which has adversely affected global grain merchandising opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings for the six months increased principally due to improved Oilseeds Processing, Bioproducts and Cocoa Processing operating results, the CIP Gain, and a $135 million credit in the current year as compared to a $61 million charge in the prior year from the effect of declining commodity prices on LIFO inventory valuations. These increases were partially offset by decreased Sweeteners and Starches and Agricultural Services operating results. Sweeteners and Starches operating results were negatively impacted by higher net corn and energy costs. Agricultural Services operating results declined due to lower global grain merchandising results.

Analysis of Statements of Earnings

Net sales and other operating income increased 5% for the six months to $18.0 billion principally due to currency exchange rate increases of $555 million, higher sales volumes of merchandised agricultural commodities, and increased average selling prices of ethanol and corn sweeteners. These increases were partially offset by lower average selling prices of merchandised agricultural commodities.

Net sales and other operating income for the six months are as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 5,993,702	$ 5,888,290	$ 105,412
Corn Processing
Sweeteners and Starches	962,158	834,973	127,185
Bioproducts	1,235,664	1,051,062	184,602
Total Corn Processing	2,197,822	1,886,035	311,787
Agricultural Services	7,483,132	7,114,004	369,128
Other
Food and Feed Ingredients	2,325,838	2,233,894	91,944
Financial	35,443	34,183	1,260
Total Other	2,361,281	2,268,077	93,204
Total	$ 18,035,937	$ 17,156,406	$ 879,531

Oilseeds Processing sales increased 2% to $6.0 billion for the six months primarily due to higher average selling prices of vegetable oil and currency exchange rate increases. These increases were partially offset by decreased sales volumes of oilseed exports and oilseed finished products. Corn Processing sales increased 17% to $2.2 billion for the six months primarily due to increased Bioproducts sales and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased average selling prices of ethanol partially offset by lower ethanol sales volumes and lower average selling prices of lysine. The increase in ethanol selling prices was primarily due to higher gasoline prices, while sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current year. Sweeteners and Starches sales increased primarily due to increased average selling prices. Agricultural Services sales increased 5% to $7.5 billion for the six months principally due to increased sales volumes of corn and soybeans in North America, partially offset by decreased sales volumes of wheat in North America and decreased sales volumes of global grain merchandising activities. Other sales increased 4% to $2.4 billion for the six months primarily due to increased average selling prices of wheat flour products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 4% to $16.7 billion for the six months primarily due to higher sales volumes of merchandised agricultural commodities, partially offset by lower average commodity prices of merchandised agricultural commodities. Manufacturing costs increased $100 million from prior year levels primarily due to increased energy and personnel-related costs. Last year’s manufacturing costs included a $29 million charge for abandonment and write-down of long-lived assets. In addition, cost of products sold increased $528 million due to currency exchange rate increases.

Selling, general, and administrative expenses increased $24 million to $521 million for the six months principally due to increased employee-related costs, including pensions, partially offset by reduced legal expenses and allowance for doubtful account provisions.

Other expense (income) decreased $52 million to income of $29 million for the six months due primarily to a $40 million increase in equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is primarily due to the CIP Gain.

Operating profit for the six months is as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2004	2003	Change
	(In thousands)
Oilseeds Processing	$ 210,055	$ 188,713	$ 21,342
Corn Processing
Sweeteners and Starches	99,638	164,672	(65,034)
Bioproducts	135,443	114,732	20,711
Total Corn Processing	235,081	279,404	(44,323)
Agricultural Services	139,135	149,184	(10,049)
Other
Food and Feed Ingredients	160,047	132,567	27,480
Financial	79,039	41,818	37,221
Total Other	239,086	174,385	64,701
Total Segment Operating Profit	823,357	791,686	31,671
Corporate	16,942	(254,003)	270,945
Earnings Before Income Taxes	$ 840,299	$ 537,683	$ 302,616

Oilseeds Processing operating profit increased 11% to $210 million for the six months due primarily to improved oilseed crush margins in Europe, partially offset by lower oilseed crush margins in North America and South America. In Europe, an abundant rapeseed crop and increased demand for biodiesel improved operating results. The decreased crush margins in North America are primarily due to a near-term tight soybean supply in the United States which resulted in higher soybean price levels. Industry overcapacity in South America continues to have an adverse affect on oilseed crushing margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits decreased 16% to $235 million for the six months as higher net corn and energy costs negatively impacted Sweeteners and Starches operating results. Sweeteners and Starches operating profits decreased due to higher net corn and energy costs which more than offset increased average selling prices. Bioproducts operating profits increased for the six months primarily due to higher ethanol average selling prices. Ethanol selling prices remained strong due to relatively high gasoline prices and more than offset the effect of lower ethanol sales volumes and higher net corn and energy costs. Ethanol sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current year. Increased ethanol operating results were partially offset by lower lysine operating results due to lower average selling prices. The demand for lysine is driven by the relationship between the price of protein meal and the price of corn. Lysine average selling prices are lower due to increased protein supply levels resulting from the improved oilseed crop conditions in North America and Europe.

Agricultural Services operating profits decreased 7% to $139 million for the six months principally due to lower global grain merchandising results partially offset by improvements in North American origination and transportation operating results. Global grain merchandising results decreased principally due to improved crop conditions in Europe and North America, which resulted in lower European demand for imported agricultural commodities and agricultural commodity products. The record United States corn crop and soybean crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits. Last year’s results include a $5 million charge for abandonment and write-down of long-lived assets.

Other operating profits increased 37% to $239 million for the six months. Other - Food and Feed Ingredient operating profits increased $27 million principally due to improvements in Cocoa Processing and earnings of the Gruma corn flour venture. Cocoa operations improved primarily due to continued strong demand from the chocolate and baking industries for cocoa butter. Last year’s results include a $10 million charge for abandonment and write-down of long-lived assets. Other - Financial operating profits increased $37 million principally due to improved results of the Company’s captive insurance operations. Last year’s captive insurance results included a loss incurred from a fire at a Company-owned cocoa warehouse.

Corporate improved $271 million to income of $17 million for the six months primarily due to the CIP Gain, a $135 million credit in the current year as compared to a $61 million charge in the prior year from the effect of declining commodity prices on LIFO inventory valuations, and last year’s $14 million charge for abandonment and write-down of long-lived assets.

Income taxes increased due principally to higher pretax earnings partially offset by the effect of the CIP Gain. No tax has been provided on the CIP Gain as CIP is a corporate joint venture of the Company, and intends to permanently reinvest the proceeds from the sale. The Company’s effective tax rate for the six months, excluding the effect of the CIP Gain, was 32.5% compared to 31.0% for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company continued to show substantial liquidity with working capital of $4.3 billion and a current ratio, defined as current assets divided by current liabilities, of 1.7. Working capital increased $702 million during the six months even after the $400 million payment in July 2004 related to the fructose litigation settlement that had been accrued in fiscal 2004. In addition, as inventory levels declined $389 million, due principally to lower commodity price levels, short-term debt was reduced by $1.0 billion. Capital resources remained strong as reflected in the Company’s net worth of $8.5 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at December 31, 2004, was 30.2% a decline from 32.7% at June 30, 2004. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the six months ended December 31, 2004.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as it relates to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the six months ended December 31, 2004 are described below. There were no material changes during the six months in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

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

	December 31, 2004		June 30, 2004
	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest long position	$226	$23	$754	$75
Highest short position	348	35	506	51
Average position long (short)	(106)	(11)	31	3

The decrease in fair value of the average position was principally the result of a decrease in the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2004 to
October 31, 2004	18,360	$17.07	363	20,903,131

November 1, 2004 to
November 30, 2004	68,686	19.76	527	20,902,604

December 1, 2004 to
December 31, 2004	10,552	21.69	629	20,901,975

Total	97,598	$19.46	1,519	20,901,975

(1)	Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.

(2)	On October 19, 1995, the Company’s Board of Directors adopted a stock repurchase program authorizing the Company to repurchase up to 25,000,000 shares of the Company’s common stock which was due to expire on October 19, 1997. On April 17, 1997, July 30, 1999, August 2, 2001, and August 8, 2002, the Company’s Board of Directors extended the stock repurchase program and increased the number of shares authorized for repurchase under the program by 20,000,000, 20,000,000, 20,000,000, and 15,000,000 shares, respectively. As of December 31, 2004, total stock purchased under this stock repurchase program was 79,098,025. The stock repurchase program expired on December 31, 2004. On November 4, 2004, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 4, 2004. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all of such nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld
G. A. Andreas	536,243,672	17,202,723
A. L. Boeckmann	544,508,505	8,937,890
M. H. Carter	532,748,520	20,697,875
R. S. Joslin	526,274,308	27,172,087
P. J. Moore	535,226,552	18,219,843
M. B. Mulroney	532,700,504	20,745,891
T. F. O’Neill	544,325,632	9,120,763
O. G. Webb	535,837,302	17,609,093
K. R. Westbrook	533,062,745	20,383,650

The adoption of an Amendment to the Archer-Daniels-Midland Company 2002 Incentive Compensation Plan was ratified as follows:

For	Against	Abstain
508,134,798	38,635,903	6,675,694

The adoption of the ADM International Limited Savings-Related Share Option Scheme was ratified as follows:

For	Against	Abstain
427,839,858	39,328,031	6,664,797

The Stockholder’s Proposal No. 1 (Report on Impacts of Genetically Engineered Food) was defeated as follows:

For	Against	Abstain
33,687,522	400,797,054	39,348,110

ITEM 6. EXHIBITS

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

Dated:        February 7, 2005