Form 10-Q
period 2005-03-31
ARCHER DANIELS MIDLAND CO
filed 2005-05-06
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common Stock, no par value - 656,488,180 shares
(April 30, 2005)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(In thousands, except
	per share amounts)

Net sales and other operating income	$8,484,171	$9,309,019
Cost of products sold	7,909,315	8,722,000
Gross Profit	574,856	587,019

Selling, general and administrative expenses	280,395	251,701
Other expense (income) - net	(114,575)	(3,143)
Earnings Before Income Taxes	409,036	338,461

Income taxes	139,941	111,692

Net Earnings	$269,095	$226,769

Average number of shares outstanding - basic	656,163	648,565

Average number of shares outstanding - diluted	658,904	650,962

Basic earnings per common share	$.41	$.35

Diluted earnings per common share	$.41	$.35

Dividends per common share	$.085	$.075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	NINE MONTHS ENDED
	MARCH 31,
	2005	2004
	(In thousands, except
	per share amounts)

Net sales and other operating income	$26,520,108	$26,465,425
Cost of products sold	24,613,112	24,820,358
Gross Profit	1,906,996	1,645,067

Selling, general and administrative expenses	801,645	749,138
Other expense (income) - net	(143,984)	19,785
Earnings Before Income Taxes	1,249,335	876,144

Income taxes	400,434	278,373

Net Earnings	$848,901	$597,771

Average number of shares outstanding - basic	654,476	646,844

Average number of shares outstanding - diluted	656,365	649,241

Basic earnings per common share	$1.30	$.92

Diluted earnings per common share	$1.29	$.92

Dividends per common share	$.235	$.195

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	MARCH 31,	JUNE 30,
	2005	2004
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$661,883	$540,207
Segregated cash and investments	1,001,259	871,439
Receivables	3,991,153	4,040,759
Inventories	3,966,730	4,591,648
Other assets	423,571	294,943
Total Current Assets	10,044,596	10,338,996

Investments and Other Assets
Investments in and advances to affiliates	1,893,932	1,832,619
Long-term marketable securities	989,510	1,161,388
Goodwill	344,622	337,474
Other assets	460,277	443,606
	3,688,341	3,775,087

Property, Plant, and Equipment
Land	209,863	190,136
Buildings	2,663,906	2,568,472
Machinery and equipment	10,973,962	10,658,282
Construction in progress	324,593	263,332
	14,172,324	13,680,222
Allowances for depreciation	(8,923,464)	(8,425,484)

	5,248,860	5,254,738

	$18,981,797	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	MARCH 31,	JUNE 30,
	2005	2004
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$270,374	$1,770,512
Accounts payable	3,651,851	3,238,230
Accrued expenses	1,356,058	1,580,700
Current maturities of long-term debt	182,595	160,795
Total Current Liabilities	5,460,878	6,750,237

Long-Term Liabilities
Long-term debt	3,575,477	3,739,875
Deferred income taxes	756,709	653,834
Other	615,627	526,659
	4,947,813	4,920,368

Shareholders' Equity
Common stock	5,492,809	5,431,510
Reinvested earnings	2,878,684	2,183,751
Accumulated other comprehensive income	201,613	82,955

	8,573,106	7,698,216

	$18,981,797	$19,368,821

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries
	NINE MONTHS ENDED
	MARCH 31,
	2005	2004
	(In thousdands)
Operating Activities
Net earnings	$848,901	$597,771
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	507,599	513,293
Asset abandonments	1,896	40,184
Deferred income taxes	173,845	161,759
Stock contributed to employee benefit plans	17,581	17,623
(Gain) loss on marketable securities transactions	(113,261)	(11,697)
Equity in (earnings) of affiliates, net of dividends	(57,724)	(69,766)
Pension and postretirement payments in excess of accruals	(4,241)	(32,671)
Other - net	15,542	(34,161)
Changes in operating assets and liabilities
Segregated cash and investments	(121,523)	(324,665)
Receivables	(50,074)	(605,594)
Inventories	762,976	(1,985,485)
Other assets	(95,891)	(26,367)
Accounts payable and accrued expenses	158,126	861,135
Total Operating Activities	2,043,752	(898,641)

Investing Activities
Purchases of property, plant and equipment	(451,223)	(365,752)
Proceeds from sales of property, plant and equipment	29,072	48,840
Net assets of businesses acquired	(4,670)	(53,616)
Investments in and advances to affiliates	(96,967)	(92,979)
Distributions from affiliates, excluding dividends	125,357	83,216
Purchases of marketable securities	(1,320,069)	(749,531)
Proceeds from sales of marketable securities	1,595,263	658,671
Other - net	18,567	28,078
Total Investing Activities	(104,670)	(443,073)

Financing Activities
Long-term debt borrowings	8,547	2,646
Long-term debt payments	(174,018)	(26,731)
Net borrowings (payments) under lines of credit agreements	(1,520,661)	1,510,532
Purchases of treasury stock	(3,514)	(4,083)
Cash dividends	(153,967)	(126,615)
Proceeds from exercises of stock options	26,207	26,021
Total Financing Activities	(1,817,406)	1,381,770

Increase In Cash And Cash Equivalents	121,676	40,056
Cash And Cash Equivalents Beginning Of Period	540,207	764,959

Cash And Cash Equivalents End Of Period	$661,883	$805,015

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries
Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3.  Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net earnings	$269,095	$226,769	$848,901	$597,771

Net change in unrealized gain
(loss) on investments	(68,771)	49,900	(15,948)	92,358
Deferred gain (loss) on hedging
activities	7,401	69,560	(59,467)	64,745
Minimum pension
liability adjustment	(1,566)	32	(4,020)	(77)
Foreign currency translation
adjustment	(126,998)	(43,367)	198,093	148,125

Comprehensive Income	$79,161	$302,894	$967,559	$902,922

Note 4. Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation cost recognized for the quarter and nine months ended March 31, 2005, is the same as that which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. The effect of adopting SFAS Number 123 for stock options was immaterial for the quarter and nine months ended March 31, 2005, and is expected to be immaterial for the year ending June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 4. Stock Compensation (Continued)

The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested employee stock options and awards in each period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net earnings, as reported	$269,095	$226,769	$848,901	$597,771
Add: stock-based compensation
expense reported in net earnings,
net of related tax	4,739	1,357	13,234	3,366
Deduct: stock-based compensation
expense determined under fair
value method, net of related tax	(4,739)	(2,415)	(13,234)	(6,723)
Pro forma net earnings	$269,095	$225,711	$848,901	$594,414

Basic earnings per common share
As reported	$.41	$.35	$1.30	$.92
Pro forma	$.41	$.35	$1.30	$.92

Diluted earnings per common share
As reported	$.41	$.35	$1.29	$.92
Pro forma	$.41	$.35	$1.29	$.92

Note 5.  Other Expense (Income) - Net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Interest expense	$80,293	$86,856	$241,903	$259,849
Investment income	(36,300)	(35,775)	(91,756)	(89,524)
Net (gain) loss on marketable securities transactions	(113,820)	(10,677)	(113,261)	(11,697)
Equity in (earnings) losses of affiliates	(36,611)	(44,804)	(173,409)	(141,453)
Other	(8,137)	1,257	(7,461)	2,610
	$(114,575)	$(3,143)	$(143,984)	$19,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 6.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and nine months ended March 31, 2005 and 2004, is as follows:

	Pension Benefits		Postretirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$13,361	$11,534	$1,616	$1,530
Interest cost	19,297	15,502	1,925	1,928
Expected return on plan assets	(17,067)	(13,060)		-
Actuarial loss (gain)	8,143	4,943	22	15
Net amortization	1,140	916	(279)	(279)
Net periodic defined benefit plan expense	$24,874	$19,835	$3,284	$3,194

	NINE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$40,084	$35,227	$4,849	$4,591
Interest cost	57,891	46,506	5,775	5,784
Expected return on plan assets	(51,199)	(39,181)	-	-
Actuarial loss (gain)	24,427	14,830	67	46
Net amortization	3,419	2,749	(837)	(837)
Net periodic defined benefit plan expense	$74,622	$60,131	$9,854	$9,584

Note 7. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $424 million at March 31, 2005. Outstanding borrowings under these guarantees were $309 million at March 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 8.  Segment Information (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Sales to external customers
Oilseeds Processing	$2,620,693	$2,907,903	$8,614,395	$8,796,193
Corn Processing	1,093,949	1,082,237	3,291,771	2,968,272
Agricultural Services	3,654,129	4,195,375	11,137,261	11,309,379
Other	1,115,400	1,123,504	3,476,681	3,391,581
Total	$8,484,171	$9,309,019	$26,520,108	$26,465,425

Intersegment sales
Oilseeds Processing	$43,897	$47,039	$119,556	$126,977
Corn Processing	75,354	78,762	214,202	233,266
Agricultural Services	269,531	559,501	828,825	1,899,056
Other	26,997	26,971	81,434	80,858
Total	$415,779	$712,273	$1,244,017	$2,340,157

Net sales
Oilseeds Processing	$2,664,590	$2,954,942	$8,733,951	$8,923,170
Corn Processing	1,169,303	1,160,999	3,505,973	3,201,538
Agricultural Services	3,923,660	4,754,876	11,966,086	13,208,435
Other	1,142,397	1,150,475	3,558,115	3,472,439
Intersegment elimination	(415,779)	(712,273)	(1,244,017)	(2,340,157)
Total	$8,484,171	$9,309,019	$26,520,108	$26,465,425

Segment operating profit
Oilseeds Processing	$60,734	$117,510	$270,789	$306,223
Corn Processing	177,873	231,491	412,954	510,895
Agricultural Services	54,644	55,827	193,779	205,011
Other	83,336	96,880	322,422	271,265
Total segment operating profit	376,587	501,708	1,199,944	1,293,394
Corporate	32,449	(163,247)	49,391	(417,250)
Earnings before income taxes	$409,036	$338,461	$1,249,335	$876,144

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s Oilseeds Processing, Agricultural Services, and Wheat Processing operations are principally agricultural commodity-based businesses where changes in segment selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, agricultural commodity price changes have relatively equal impacts on both net sales and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in net sales amounts of these business segments do not necessarily correspond to the changes in gross profit realized by these businesses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Corn Processing operations and certain other food and feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. In these operations, agricultural commodity price changes can result in significant fluctuations in cost of products sold and such price changes cannot necessarily be passed directly through to the selling price of the finished products. For products such as ethanol, selling prices bear no direct relationship to the raw material cost of the agricultural commodity from which it is produced.

The Company conducts its business in many foreign countries. For many of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of primarily the euro and British pound as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter and nine months are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended March 31, 2005, oilseed crushing margins in North America were adversely affected by a limited near-term soybean supply resulting from strong export interest from China.  Oilseed crushing margins in Europe improved due to increased biodiesel and vegetable oil demand and the large European rapeseed crop.

Ethanol experienced good demand and increased selling prices. Improved global oilseed crop conditions have resulted in adequate protein supply levels available for feeding livestock, which has adversely impacted lysine selling prices and related margins. The record United States corn and soybean crop resulted in increased demand for rail and barge transportation and provided favorable operating conditions for domestic grain origination and trading activities. The improved crop conditions in North America and Europe has balanced the supply and demand levels for agricultural commodities, which has adversely affected global grain merchandising opportunities. Additionally, improved global equity markets favorably impacted private equity fund investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings for the quarter increased principally due to $114 million in realized securities gains from the sale of Tate & Lyle PLC shares and a $99 million charge in the prior year quarter related to LIFO inventory valuations. These increases were partially offset by decreased operating profits of Oilseeds Processing and Corn Processing. Oilseeds Processing operating profits were lower due to lower oilseed crushing results in North America, partially offset by improved crushing results in Europe. Corn Processing operating profits were lower due to decreased lysine average selling prices, lower ethanol sales volumes, and higher energy costs.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income decreased 9% for the quarter to $8.5 billion principally due to lower average selling prices of commodity-based oilseeds finished products and merchandised agricultural commodities. These decreases were partially offset by increased sales volumes of merchandised agricultural commodities and currency exchange rate increases of $214 million.

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$2,620,693	$2,907,903	$(287,210)
Corn Processing
Sweeteners and Starches	450,111	440,083	10,028
Bioproducts	643,838	642,154	1,684
Total Corn Processing	1,093,949	1,082,237	11,712

Agricultural Services	3,654,129	4,195,375	(541,246)
Other
Food and Feed Ingredients	1,098,255	1,104,654	(6,399)
Financial	17,145	18,850	(1,705)
Total Other	1,115,400	1,123,504	(8,104)

Total	$8,484,171	$9,309,019	$(824,848)

Oilseeds Processing sales decreased 10% to $2.6 billion primarily due to decreased average selling prices of protein meal and South American soybean exports. The impact of the record United States soybean crop and abundant European rapeseed crop has resulted in decreased average selling prices for oilseeds and commodity-based oilseed finished products. Corn Processing sales increased slightly primarily due to increased sales of Sweeteners and Starches and, to a lesser extent, increased sales of Bioproducts. Sweeteners and Starches sales increased primarily due to increased sales volumes and, to a lesser extent, increased average selling prices. Agricultural Services sales decreased 13% to $3.7 billion principally due to lower average global commodity prices and lower sales volumes of corn in North America. These decreases were partially offset by increased sales volumes of soybeans in North America. Other sales decreased slightly primarily due to lower sales volumes of the Company’s animal feed products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased 9% to $7.9 billion for the quarter primarily due to lower prices of merchandised agricultural commodities. This decrease was partially offset by increased sales volumes of merchandised agricultural commodities, and currency exchange rate increases of $207 million. Manufacturing costs increased $107 million from prior year levels primarily due to increased energy and employee-related costs, including pensions. Last year’s cost of products sold includes a $12 million charge for abandonment and write-down of long-lived assets.

Selling, general, and administrative expenses increased $29 million to $280 million for the quarter principally due to increased litigation settlement costs, auditing fees, and employee-related costs, including pensions.

Other expense (income) improved $111 million to income of $115 million for the quarter due primarily to $114 million of gains realized from the sale of Tate & Lyle PLC shares.

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$60,734	$117,510	$(56,776)
Corn Processing
Sweeteners and Starches	79,817	91,542	(11,725)
Bioproducts	98,056	139,949	(41,893)
Total Corn Processing	177,873	231,491	(53,618)

Agricultural Services	54,644	55,827	(1,183)
Other
Food and Feed Ingredients	43,544	70,031	(26,487)
Financial	39,792	26,849	12,943
Total Other	83,336	96,880	(13,544)

Total Segment Operating Profit	376,587	501,708	(125,121)
Corporate	32,449	(163,247)	195,696
Earnings Before Income Taxes	$409,036	$338,461	$70,575

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $57 million to $61 million for the quarter due principally to lower operating results of the Company’s North American and Asian operations. Oilseed crush margins in North America decreased due to a near-term tight soybean supply in the United States which resulted in higher soybean price levels. Operating results in Asia decreased primarily due to lower capacity utilization resulting from decreased demand. These decreases were partially offset by improved operating results in Europe due to improved crop conditions and good biodiesel demand.

Corn Processing operating profits decreased 23% to $178 million for the quarter primarily due to lower lysine average selling prices, lower ethanol sales volumes, and higher energy costs. These decreases were partially offset by lower net corn costs and increased ethanol average selling prices. Sweeteners and Starches operating profits last year included a $15 million gain from an insurance related lawsuit pertaining to the flood of 1993. Excluding this gain, Sweeteners and Starches operating profits increased slightly due to lower net corn costs and improved selling prices, partially offset by higher energy costs. Bioproducts operating profits decreased $42 million for the quarter primarily due to lower lysine average selling prices, lower ethanol sales volumes, and higher energy costs. Lysine average selling prices are impacted by the relationship between the price of protein meal and the price of corn, and are lower this quarter due to increased protein supply levels resulting from the improved oilseed crop conditions in North America and Europe. Ethanol sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current quarter. These decreases were partially offset by lower net corn costs and higher average ethanol selling prices. Last year’s Bioproducts operating profits include a $6 million charge for abandonment and write-down of long-lived assets.

Agricultural Services operating profits decreased slightly for the quarter due to lower global grain merchandising results partially offset by improved North American origination and transportation results. Global grain merchandising results decreased principally due to improved crop conditions in Europe, which resulted in decreased European demand for imported agricultural commodities and agricultural commodity products. The record United States corn crop and soybean crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits.

Other operating profits decreased 14% to $83 million for the quarter. Other - Food and Feed Ingredient operating profits decreased $26 million for the quarter principally due to lower sales volumes of Vitamin E products and increased marketing costs related to the introduction of Enova Oil by the Company’s ADM Kao joint venture. In addition, reduced operating results of the Company’s Cocoa Processing operations contributed to the decline. Other - Financial results increased $13 million for the quarter due principally to improved valuations of the Company’s private equity fund investments.

Corporate improved $196 million to income of $32 million for the quarter primarily due to $114 million of realized securities gains from the sale of Tate & Lyle PLC shares. In addition, the prior year quarter includes a $99 million charge related to LIFO inventory valuations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes increased for the quarter due principally to higher pretax earnings and, to a lesser extent, an increase in the Company’s effective tax rate. The Company’s effective tax rate for the quarter was 34.2% as compared to 33.0% for the comparable period of a year ago. The increase in the Company’s effective tax rate is principally due to changes in the jurisdictional mix of pretax earnings and the fixed benefits of the Company’s tax planning initiatives.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the nine months ended March 31, 2005, oilseed crushing margins in Europe improved due to increased biodiesel and vegetable oil demand and the large European rapeseed crop. Oilseed crushing margins in North America were adversely affected by a limited near-term soybean supply resulting from strong export interest from China. Oilseed crushing margins in South America continue to be weak as a result of industry overcapacity.

Ethanol experienced good demand and increased selling prices due to higher gasoline prices. The improved global oilseed crop conditions have resulted in an abundance of protein supply available for feeding livestock, which has adversely impacted lysine selling prices and related margins. The record United States corn and soybean crop resulted in, increased demand for rail and barge transportation and provided favorable operating conditions for domestic grain origination and trading activities. The improved crop conditions in North America and Europe has balanced the supply and demand levels for agricultural commodities, which has adversely affected global grain merchandising opportunities.

Net earnings for the nine months increased principally due to a $45 million gain representing the Company’s equity share of the gain reported by the Company’s unconsolidated affiliate, Compagnie Industrielle et Financiere des Produits Amylaces SA ("CIP"), upon the sale of its interest in Tate & Lyle PLC (the “CIP Gain”), $135 million of income in the current year as compared to a $160 million charge in the prior year from the effect of commodity price changes on LIFO inventory valuations, and $114 million of realized securities gains from the sale of Tate & Lyle PLC shares. These increases were partially offset by decreased Corn Processing operating results. Corn Processing operating results declined as a result of higher net corn costs, higher energy costs, and lower lysine average selling prices. Last year’s nine months included a $41 million charge for abandonment and write-down of long-lived assets, which was partially offset by a $21 million gain from an insurance related lawsuit pertaining to the flood of 1993.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased slightly for the nine months to $26.5 billion principally due to currency exchange rate increases of $769 million, higher sales volumes of merchandised agricultural commodities, and increased average selling prices of ethanol. These increases were partially offset by lower average selling prices of merchandised agricultural commodities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the nine months are as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$8,614,395	$8,796,193	$(181,798)
Corn Processing
Sweeteners and Starches	1,412,269	1,275,056	137,213
Bioproducts	1,879,502	1,693,216	186,286
Total corn Processing	3,291,771	2,968,272	323,499

Agricultural Services	11,137,261	11,309,379	(172,118)
Other
Food and Feed Ingredients	3,424,093	3,338,548	85,545
Financial	52,588	53,033	(445)
Total Other	3,476,681	3,391,581	85,100

Total	$26,520,108	$26,465,425	$54,683

Oilseeds Processing sales decreased 2% to $8.6 billion for the nine months primarily due to decreased sales volumes of oilseed exports and vegetable oil, and lower average selling prices of protein meal. These decreases were partially offset by higher average selling prices of vegetable oil. Corn Processing sales increased 11% to $3.3 billion for the nine months primarily due to increased Bioproducts sales and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased average selling prices of ethanol, which was partially offset by lower ethanol sales volumes and lower average selling prices of lysine. The increase in ethanol selling prices was primarily due to higher gasoline prices. Ethanol sales volumes declined as last year’s volume increases to meet new market introductions in the northeastern United States were not repeated in the current year. Sweeteners and Starches sales increased primarily due to higher average selling prices and, to a lesser extent, increased sales volumes. Agricultural Services sales decreased 2% to $11.1 billion for the nine months principally due to lower average commodity prices in North America, decreased sales volumes of global grain merchandising activities, and decreased sales volumes of wheat and corn in North America. These decreases were partially offset by increased sales volumes of soybeans in North America. Other sales increased 3% to $3.4 billion for the nine months primarily due to increased average selling prices of wheat flour products.

Cost of products sold decreased 1% to $24.6 billion for the nine months primarily due to lower average commodity prices of merchandised agricultural commodities, partially offset by higher sales volumes of merchandised agricultural commodities and currency exchange rate increases of $735 million. Manufacturing costs increased $214 million from prior year levels primarily due to increased energy and personnel-related costs. Last year’s manufacturing costs included a $41 million charge for abandonment and write-down of long-lived assets.

Selling, general, and administrative expenses increased $53 million to $802 million for the nine months principally due to increased employee-related costs, including pensions, and auditing fees, which were partially offset by reduced legal expenses and provisions for doubtful accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other expense (income) improved $164 million to income of $144 million for the nine months due primarily to $114 million of realized securities gains from the sale of Tate & Lyle PLC shares and a $32 million increase in equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is primarily due to the CIP Gain. Interest expense for the nine months decreased $18 million primarily due to lower average borrowing levels.

Operating profit by segment for the nine months is as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$270,789	$306,223	$(35,434)
Corn Processing
Sweeteners and Starches	179,455	256,214	(76,759)
Bioproducts	233,499	254,681	(21,182)
Total Corn Processing	412,954	510,895	(97,941)

Agricultural Services	193,779	205,011	(11,232)
Other
Food and Feed Ingredients	203,591	202,598	993
Financial	118,831	68,667	50,164
Total Other	322,422	271,265	51,157

Total Segment Operating Profit	1,199,944	1,293,394	(93,450)
Corporate	49,391	(417,250)	466,641
Earnings Before Income Taxes	$1,249,335	$876,144	$373,191

Oilseeds Processing operating profits decreased 12% to $271 million for the nine months due primarily to lower operating results of the Company’s North American, South American, and Asian operations. Oilseed crush margins in North America decreased due to a near-term tight soybean supply in the United States which resulted in higher soybean price levels. Operating results in Asia decreased primarily due to lower capacity utilization resulting from decreased demand. Industry overcapacity in South America continues to have an adverse affect on oilseed crushing margins. These decreases were partially offset by improved operating results in Europe due to improved crop conditions and good biodiesel demand.

Corn Processing operating profits decreased 19% to $413 million for the nine months as higher net corn costs, higher energy costs, and lower lysine average selling prices negatively impacted operating results. Sweeteners and Starches operating profits decreased for the nine months due to higher net corn and energy costs. Last year’s Sweeteners and Starches operating profits include a $15 million gain from an insurance related lawsuit pertaining to the flood of 1993. Bioproducts operating profits decreased $21 million for the nine months principally due to lower lysine operating results as a result of lower average selling prices. Lysine average selling prices are lower due to increased protein supply levels resulting from the improved oilseed crop conditions in North America and Europe. This decrease was partially offset by improved ethanol operating results due to higher ethanol selling prices. Ethanol selling prices remained strong and more than offset the effect of lower ethanol sales volumes and higher net corn and energy costs. Last year’s Bioproducts operating profits include a $16 million charge for abandonment and write-down of long-lived assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits decreased 5% to $194 million for the nine months principally due to lower global grain merchandising results partially offset by improvements in North American origination and transportation operating results. Global grain merchandising results decreased principally due to improved crop conditions in Europe and North America, which resulted in lower European demand for imported agricultural commodities and agricultural commodity products. The record United States corn crop and soybean crop provided the Company with the opportunity for solid storage, transportation, origination and marketing profits.

Other operating profits increased 19% to $322 million for the nine months. Other - Food and Feed Ingredient operating profits for the nine months were comparable to the prior year, while Other - Financial operating profits increased $50 million for the nine months primarily due to improved valuations of the Company’s private equity fund investments and improved results of the Company’s captive insurance operations. Last year’s captive insurance results included a loss incurred from a fire at a Company-owned cocoa finished products warehouse.

Corporate improved $467 million to income of $49 million for the nine months primarily due to the CIP Gain, $135 million of income in the current year as compared to a $160 million charge in the prior year from the effect of commodity price changes on LIFO inventory valuations, $114 million of realized securities gains from the sale of Tate & Lyle PLC shares, and last year’s $14 million charge for abandonment and write-down of long-lived assets.

Income taxes increased due principally to higher pretax earnings and, to a lesser extent, an increase in the Company’s effective tax rate. These increases were partially offset by the effect of the CIP Gain. No tax has been provided on the CIP Gain as CIP is a corporate joint venture of the Company, and intends to permanently reinvest the proceeds from the sale. The Company’s effective tax rate for the nine months, excluding the effect of the CIP Gain, was 33.3% compared to 31.8% for the prior year. The increase in the Company’s effective tax rate is principally due to changes in the  jurisdictional mix of pretax earnings and the fixed benefits of the Company’s tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company continued to show substantial liquidity with working capital of $4.6 billion and a current ratio, defined as current assets divided by current liabilities, of 1.8. Working capital increased $1.0 billion during the nine months even after the $400 million payment in July 2004 related to the fructose litigation settlement that had been accrued in fiscal 2004. In addition, as inventory levels declined $625 million, due principally to lower commodity price levels, short-term debt was reduced by $1.5 billion. Capital resources remained strong as reflected in the Company’s net worth of $8.6 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at March 31, 2005 was 29.4% a decline from 32.7% at June 30, 2004. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the nine months ended March 31, 2005.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the nine months ended March 31, 2005 are described below. There were no material changes during the nine months in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see the “Market Risk Sensitive Instruments and Positions” section of “Management’s Discussion of Operations and Financial Condition” in the Company’s annual report on Form 10-K for the year ended June 30, 2004.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. Actual results may differ.

	MARCH 31, 2005		JUNE 30, 2004
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$226	$23	$754	$75
Highest short position	944	94	506	51
Average position long (short)	(262)	(26)	31	3

The decrease in fair value of the average position was principally the result of a decrease in the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (“USEPA”) issued a Finding of Violation on March 3, 2005, regarding alleged violations of the National Emission Standards for Hazardous Air Pollutants for Pharmaceutical Production relating to the operation of the Company’s Vitamin E Plant in Decatur, Illinois. The alleged violations relate to compliance demonstrations for equipment testing and monitoring, recordkeeping and reporting, but do not allege any violations of applicable air emissions limitations. The Company met with representatives of USEPA on April 12, 2005, to discuss the allegations, and it is likely that USEPA will seek a civil penalty in excess of $100,000. The Company intends to work cooperatively with USEPA to ensure that all applicable requirements are met. In management’s opinion, the civil penalty imposed will not have a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2005 to
January 31, 2005	13,352	$23.81	250	99,999,750

February 1, 2005 to
February 28, 2005	220,252	23.46	149,350	99,850,400

March 1, 2005 to
March 31, 2005	25,968	24.52	445	99,849,955

Total	259,572	$23.59	150,045	99,849,955

(1)	Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.
(2)	On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000 (File No. 1-44), are incorporated herein by reference.

(10.1)	Management Compensation Arrangement

(10.2)	Form of Stock Option Agreement

(10.3)	Form of Restricted Stock Agreement

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: May 6, 2005