Form 10-K
period 2005-06-30
ARCHER DANIELS MIDLAND CO
filed 2005-09-09
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Common Stock, no par value--$14.2 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2004)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value—650,526,778 shares
(July 31, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2005 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of stockholders to be held November 3, 2005 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions. The Company’s actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2005. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

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

Financial information with respect to the Company’s reportable business segments is set forth in “Note 13 of Notes to Consolidated Financial Statements” of the annual shareholders’ report for the year ended June 30, 2005 and is incorporated herein by reference.

(c)	Narrative Description of Business

(i)
Principal products produced and principal markets for and methods of distribution of such products:

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries. Crude vegetable oil is sold "as is" or is further processed by refining, bleaching and deodorizing into salad oils. Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening and other food products. Partially refined oil is sold for use in chemicals, paints and other industrial products. Refined oil can be further processed for use in the production of biodiesel. Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds. Cottonseed flour is produced and sold primarily to the pharmaceutical industry. Cotton cellulose pulp is manufactured and sold to the chemical, paper and filter markets.

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets. The Company has a 50% ownership interest in this joint venture.

The Company participates in various joint ventures in China and Indonesia that operate palm plantations; soybean, rapeseed, cottonseed, sunflower, peanut, palm kernel, and sesame crushing facilities and related vegetable oil refineries and packaging facilities; an oleochemical plant that produces fatty acids, glycerin and soap noodles; a soy protein plant; wheat flour mills; rice mills; feed mills; fertilizer operations; and related silos and storage facilities.

Item 1.	BUSINESS—Continued

Corn Processing

The Company is engaged in wet milling and dry milling corn operations. Products produced for use in the food and beverage industry include syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also produced for use by the Company as a feedstock for its bioproducts operations. Corn gluten feed and meal as well as distillers grains are produced for use as feed ingredients. Corn germ, a by-product of the milling process, is further processed as an oilseed into vegetable oil and meal.

By fermentation of dextrose, the Company produces alcohol, amino acids, and other specialty food and feed ingredients. Ethyl alcohol is produced to beverage grade or for industrial use as ethanol. In gasoline, ethanol increases octane and is used as an extender and oxygenate. Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals, and in poultry feeds to enhance the speed and efficiency of poultry production. The Company also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration. The Company produces citric and lactic acids, lactates, sorbitol and xanthan gum which are used in various food and industrial products.

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

A.C. Toepfer International and affiliates, in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products. Toepfer has 37 sales offices worldwide.

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

The Company processes and distributes edible beans for use as a food ingredient.

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

International Malting Company, a joint venture between the Company and the LeSaffre Company, operates malting barley plants in the United States, Australia, New Zealand, Canada and France. The Company has a 50% ownership interest in this joint venture.

Item 1.	BUSINESS—Continued

Hickory Point Bank and Trust Company, fsb, a wholly-owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency and securities safekeeping services for the Company.

ADM Investor Services, Inc., a wholly-owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges. ADM Investor Services International, Ltd. specializes in futures, options and foreign exchange in the European marketplace.  ADM Derivatives, Inc. offers foreign exchange services to institutional and retail clients.

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

Methods of Distribution

Since the Company's customers are principally other manufacturers and processors, the Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to the customers' facilities. The Company has developed a comprehensive transportation system utilizing trucks, railcars, river barges and ocean-going vessels to efficiently move both commodities and processed products virtually anywhere in the world. The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges and towboats used in this transportation system.

(ii)
Status of new products

The Company continues to expand its business through the development and production of new, value-added products. A new line of trans-free fats and oils is being marketed under the NovaLipid™ brand using enzymatic interesterification technology. This portfolio of new products allows margarines, shortenings and other products to be produced with near zero levels of trans-fatty acids. This year the NovaLipid™ enzymatic interesterification technology won national recognition through two awards that it received. The first award was the American Oil Chemists Society’s corporate achievement award which was given for the commercial application of lipases to produce commodity low trans-fats. Secondly, the Environmental Protection Agency’s Green Chemistry process award was given to the enzymatic interesterification technology because of its environmental benefits over traditional chemical interesterification. This enzymatic interesterification technology was expanded this past year with additional production units for cocoa butter substitutes as well as for trans-free fats. A number of customers have launched trans-free margarines and other products using the NovaLipid™ enzymatically interesterified products.

Item 1.	BUSINESS—Continued

The Company has commercially launched a new product for latex paint manufacturers, Archer RC®, that reduces the Volatile Organic Compounds (VOCs) released as latex paint dries. During the drying process of a conventional latex paint, coalescing solvents soften the paint resin so that it will form a film. These solvents then evaporate into the atmosphere as VOCs. The new Archer RC® works in a similar way, except that it becomes part of the film instead of evaporating, producing coatings with higher scrub resistance and gloss while greatly reducing or eliminating VOCs. This technology was also recognized by the Environmental Protection Agency this year by the awarding of the Presidential Green Chemistry award for a new product that provides benefits for the environment. This second award also marks the first time that any company has ever won two Presidential Green Chemistry Awards in the same year. Archer RC® is derived from vegetable oil, a renewable resource, and will replace a petroleum-based solvent. Research has found additional uses for this product beyond its original application in latex paints and the Company will be attempting to further expand its markets.

Research into producing biodiesel is being focused on lowering costs in the process as well as continuing to study a variety of fatty acid feed stocks. This research should lead to a low cost source of fatty acid methyl esters for biodiesel as well as for other products.

A joint research project with Argonne National Laboratory is focused on the development of a separative bioreactor which utilizes the principles of electrodeionization (EDI) that allows the production of chemicals from biomass feedstocks without the production of salt byproducts. In addition a joint project with the Department of Energy on the utilization of corn fiber continues to make progress toward its ultimate use in a biorefinery.

This year the Company entered into a joint development alliance with Metabolix to produce polyhydroxy alkanoate (PHA) via fermentation. Through this alliance, the two companies are planning to establish a state-of-the-art production facility and a 50/50 joint venture to manufacture and market natural PHA polymers for a wide variety of applications, including coated paper, film, and molded goods. Natural PHA polymers are produced using a fully-biological fermentation process that converts agricultural raw materials such as corn sugar into a versatile range of biodegradable and compostable plastics.

Other new products include a wide range of health and nutrition products known as nutraceuticals or functional foods. The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. Clinical trials on lignans have shown initial results that look promising. Commercial scale production of lignans is planned for fiscal 2006. The Company is a leader in the processing of flaxseed. Another nutraceutical that the Company is producing at a pilot scale is cocoa catechins. These antioxidant compounds are increasingly becoming of interest to nutraceutical customers.

Item 1.	BUSINESS—Continued

The Company has formed a joint venture with Kao Corporation of Japan to manufacture and market diacylglycerol oil in America, Europe, Australia and New Zealand. This naturally derived vegetable oil can be used as a home cooking oil or as an ingredient in packaged foods. The national launch of this oil, Enova, occurred in January 2005 and its use in various food products continues to be developed.

The Company continues to develop its soy protein meat substitutes with Nutrisoy Next™. This product has the texture and flavor profile of chicken breast meat. Pork flavored products were introduced this year. This product has been well received in the U.K. market where it offers an alternate to fungal meat analogs. The Company is also producing a new organic soy protein ingredient, Nutrisoy® whole soybean soymilk powder. This product differs from traditional soymilks in that the fiber component of the soybean is retained in the soymilk. Commercial soymilks using this product have been launched in the marketplace.

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

(vi)	Working capital items Price variations and availability of raw agricultural commodities may cause fluctuations in the Company's receivables, inventories, and short-term borrowings.

Item 1.	BUSINESS—Continued

(vii)	Dependence on single customer No material part of the Company's business in any segment is dependent upon a single customer or very few customers.

(viii)	Amount of backlog Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

(ix)	Business subject to renegotiation The Company has no business with the government subject to renegotiation.

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

Item 1.	BUSINESS—Continued

The amounts spent during the three years ended June 30, 2005, 2004 and 2003 for such technical efforts were approximately $40 million, $32 million and $30 million, respectively.

(xii)
Material effects of capital expenditures for environmental protection

During the year ended June 30, 2005, $63 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

(xiii)	Number of employees The number of persons employed by the Company was 25,641 at June 30, 2005.

(d)
Financial Information About Foreign and Domestic Operations and Export Sales

The Company's foreign operations are principally in developed countries and do not entail any undue or unusual business risks. Geographic financial information is set forth in "Note 13 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2005 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:

	2005	2004	2003
	(in thousands)
Oilseeds Processing	$800,003	$1,212,729	$600,031
Corn Processing	426,999	533,672	432,395
Agricultural Services	5,005,900	5,001,022	4,264,044
Other	211,301	246,478	228,818
Total	$6,444,203	$6,993,901	$5,525,288

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

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, and Executive Committees.

Item 1.	BUSINESS—Continued

(f)	Executive Officers and Certain Significant Employees of the Company

Name	Title	Age

G. Allen Andreas	Chairman of the Board of Directors from January 1999. Chief Executive from July 1997. President from July 1997 to February 1999.	62

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	44

Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001.	60

Mark A. Bemis	Vice President from February 2005. President of ADM Cocoa from September 2001. Vice President and General Manager, North American Division-ADM Cocoa from March 1999 to September 2001. Various merchandising and management positions from 1983 to March 1999.	44

J. Kevin Burgard	Vice President from January 2003. President of Specialty Food Ingredients from June 2005. Managing Director of ADM International from January 2003 to June 2005. President of North American Oilseed Processing Division from March 2002 to January 2003. President, ADM Bioproducts and Feed from September 2001 to March 2002. Vice President, North American Soybean Division from January 2001 to September 2001. Various merchandising management positions from 1986 to 2001.	43

William H. Camp	Executive Vice President from February 2005. Senior Vice President from December 2001 to February 2005. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	56

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	56

Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	55

Item 1.	BUSINESS—Continued

Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969 to April 1999.	58

Edward A. Harjehausen	Senior Vice President from February 2005. Group Vice President from March 2002 to February 2005. President of ADM Bioproducts and Feed Division from March 2002 to June 2005. President of ADM Corn Processing Division from July 2000 to June 2005. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	55

Shannon Herzfeld	Vice President-Government Relations from February 2005. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004. Director-International Trade Services with Akin, Gump, Strauss, Hauer & Feld, L.L.P from 1985 to 1997.	53

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	53

Matthew J. Jansen	Vice President from January 2003. President, South American Oilseed Processing Division from April 2000. Vice President, South American Oilseed Processing Division from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	39

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	56

Vikram Luthar	Vice President and Treasurer from November 2004. Various treasury positions with General Motors Corporation from 1993 to 2004.	38

Margaret M. Loebl	Group Vice President - Finance from November 2002. Vice President, Corporate Finance of NIKE, Inc. from 2000 to 2001. Various finance and control positions with General Motors Corporation from 1987 to 2000.	45

Steven R. Mills	Group Vice President from January 2002. Vice President from February 2000 to January 2002. Controller from October 1994.	50

Item 1.	BUSINESS—Continued

Randall J. Moon	Vice President-Human Resources from February 2005. Vice President-Compensation and Benefits from August 2002 to February 2005. Various employee benefits and human resources positions with CSX Corporation from 1991 to July 2002.	46

Paul B. Mulhollem	Chief Operating Officer from January 2002. President from December 2001. Senior Vice President from October 1999 to December 2001. Group Vice President from July 1997 to October 1999. Vice President from January 1996 to July 1997. Managing Director of ADM International, Ltd. from 1993 to October 1999.	55

Brian F. Peterson	Senior Vice President - Corporate Affairs from January 2003. Group Vice President and Managing Director of ADM International, Ltd. from October 1999 to January 2003. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM Bioproducts Division from 1995 to October 1999.	63

Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President of Management Information Systems from 1988 to July 1997.	53

John G. Reed	Vice President from 1982.	75

John D. Rice	Executive Vice President from February 2005. Senior Vice President from February 2000 to February 2005. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	51

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	45

Kenneth A. Robinson	Vice President from January 1996.	58

Ismael Roig	Vice President-Planning and Business Development from December 2004. Various finance and control positions with General Motors Corporation from 1993 to 2004.	38

Scott A. Roney	Vice President-Corporate Compliance and Regulatory Affairs from April 2001. Member of the Law Department from 1991 to April 2001.	41

Marc A. Sanner	Assistant Controller from January 2003. Vice President, Business Development and Strategic Planning from July 2001 to January 2003. Various positions in tax and accounting from 1987 to 2001.	52

Item 1.	BUSINESS—Continued

Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	59

A. J. Shafter	Vice President and Assistant General Counsel from January 2003. Partner with Kehart Shafter Webber & Campbell Robinson from December 1975 to January 2003.	58

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	50

Stephen H. Yu	Vice President from January 1996.	45

Jankees van der Wild	Group Vice President from February 2005. President-ADM North American Oilseed Processing Division from February 2003 to February 2005. President-ADM European Oilseed Processing Division from August 2000 to February 2003. Various commercial and management positions with crushing and refining operations in Europe from 1991.	42

Mark Zenuk	Vice President from August 2005. Managing Director-ADM International, Ltd. since June 2005. Various merchandising and management positions from 2000 to 2005.	38

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 2.	PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States
Owned	133	113	246	183	94	277
Leased	4	1	5	10	33	43
	137	114	251	193	127	320

The Company’s operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	38	55	93	14	80	94
Leased	2	-	2	-	23	23
	40	55	95	14	103	117

The Company operates twenty-two domestic and twenty foreign oilseed crushing plants with a daily processing capacity of approximately 89,000 metric tons (3.3 million bushels). The domestic plants are located in Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland, Turkey, and the Ukraine.

The Company operates eleven domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Nebraska, North Dakota and Tennessee, as well as twenty foreign refineries in Bolivia, Brazil, Canada, England, France, Germany, India, the Netherlands, Poland, and Turkey. The Company packages oils at five domestic plants located in California, Georgia, and Illinois, as well as at ten foreign plants located in Bolivia, Brazil, England, Germany and Turkey. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas. The Company operates two fertilizer blending plants in Brazil and two bio-diesel plants in Germany.

The Oilseeds Processing segment operates fourteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6.0 million bushels, are located in Illinois, Missouri and North Carolina.

This segment also operates one hundred three foreign elevators, including port facilities, in Bolivia, Brazil, Canada, Germany, the Netherlands and Paraguay as adjuncts to its processing plants. These facilities have a storage capacity of 124 million bushels.

Item 2.	PROPERTIES—Continued

Corn Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	14	1	15	5	-	5

The Company operates five wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 50,500 metric tons (2.0 million bushels). Corn germ extraction plants, sweeteners and starches production facilities, and bioproducts production facilities are located in Illinois, Iowa, Minnesota, Nebraska, North Carolina, North Dakota, and Ireland. The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 10.5 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	1	-	1	140	10	150
Leased	-	-	-	10	3	13
	1	-	1	150	13	163

The Company operates a rice mill located in California. The Agricultural Services segment operates one hundred fifty domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including forty-eight country elevators and one hundred two sub-terminal, terminal and river loading facilities including eight grain export elevators in Florida, Louisiana, Ohio and Texas. Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas. These elevators have an aggregate storage capacity of approximately 341 million bushels. The Company has three grain export elevators in Argentina that have an aggregate storage capacity of approximately 12 million bushels. In addition, the Company has five country elevators and one river elevator located in the Ukraine, three river elevators located in Romania, and one country elevator in the Dominican Republic.

Other

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	80	57	137	24	4	28
Leased	2	1	3	-	7	7
	82	58	140	24	11	35

Item 2.	PROPERTIES—Continued

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty-two foreign flour mills with a total daily milling capacity of approximately 27,300 metric tons (1.0 million bushels). The Company also operates six bakery mix and specialty ingredient plants. These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica. The Company operates two foreign formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada. The Company operates a food ingredient plant and a rice milling plant in Jamaica.

The Company operates three domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland and Singapore. The Company operates eleven cocoa bean procurement and handling facilities/port sites in the Ivory Coast, Indonesia, Malaysia and Brazil.

The Company operates two domestic soy protein specialty plants in Illinois and one foreign plant in the Netherlands. Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany and the Netherlands. The Company also operates a starch and gluten plant in Iowa and one in Canada. The Company produces soy-based foods at plants in Illinois, North Dakota, and England. The Company produces Vitamin E, sterols, and isoflavones at plants in Illinois. The Company also operates a bakery mix and specialty ingredient plant in Kansas and a honey drying operation in Wisconsin.

The Company operates twenty-four domestic edible bean procurement facilities with an aggregate storage capacity of approximately 12 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming. The Company has an edible bean dehydration facility in North Dakota.

The Company also operates thirty-one domestic and nine foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, South Dakota, Texas, Wisconsin and Washington. The foreign plants are located in Canada, China, Ireland, Puerto Rico and Trinidad.

Item 3.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (“USEPA”) issued a Finding of Violation on March 3, 2005, regarding alleged violations of the National Emission Standards for Hazardous Air Pollutants for Pharmaceutical Production relating to the operation of the Company’s Vitamin E Plant in Decatur, Illinois. The alleged violations relate to compliance demonstrations for equipment testing and monitoring, recordkeeping and reporting, but do not allege any violations of applicable air emissions limitations. The Company met with representatives of the USEPA on April 12, 2005, to discuss the allegations, and it is likely that the USEPA will seek a civil penalty in excess of $1,000,000. The Company intends to work cooperatively with the USEPA to ensure that all applicable requirements are met. In management’s opinion, the civil penalty imposed will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2005 and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2005 to April 30, 2005	542,444	$21.55	522,797	99,327,158

May 1, 2005 to May 31, 2005	5,940,360	$19.32	5,937,296	93,389,862

June 1, 2005 to June 30, 2005	491,351	$19.95	482,504	92,907,358

Total	6,974,155	$19.54	6,942,597	92,907,358

(1) Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises. During the three-month period ended June 30, 2005, the Company received 31,558 shares as payment of the exercise price for stock option exercises.

(2) On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2005 and is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2005 and is incorporated herein by reference.

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2005 and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2005 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2005 and 2004
Consolidated statements of earnings--Years ended June 30, 2005, 2004 and 2003
Consolidated statements of shareholders' equity--Years ended June 30, 2005, 2004 and 2003
Consolidated statements of cash flows--Years ended June 30, 2005, 2004 and 2003
Notes to consolidated financial statements--June 30, 2005
Summary of Significant Accounting Policies
Report of Management on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Quarterly Financial Data (Unaudited)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s report on internal control over financial reporting is set forth in “Report of Management on Internal Control Over Financial Reporting” of the annual shareholders report for the year ended June 30, 2005 and is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES - Continued

The report of the independent registered public accounting firm on internal control over financial reporting is set forth in “Report of Independent Registered Public Accounting Firm” of the annual shareholders report for the year ended June 30, 2005 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Election of Directors,”“Corporate Governance Guidelines,”“Code of Conduct,”“Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2005 and is incorporated herein by reference. Certain information with respect to executive officers is included in Item 1(f) of this report.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2005 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Principal Holders of Voting Securities", “Election of Directors” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2005 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2005 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2005 and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
The following consolidated financial statements and other financial data of the registrant and its subsidiaries, included in the annual report of the Company to its shareholders for the year ended June 30, 2005, are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2005 and 2004

Consolidated statements of earnings--Years ended
June 30, 2005, 2004 and 2003

Consolidated statements of shareholders' equity--
Years ended June 30, 2005, 2004 and 2003

Consolidated statements of cash flows--Years ended
June 30, 2005, 2004 and 2003

Notes to consolidated financial statements--June 30, 2005

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

(a)(2)	Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In thousands)
Allowance for doubtful accounts
2003	$ 49,289	14,934	(27,756)	4,149	$ 40,616
2004	$ 40,616	13,747	(10,503)	(453)	$ 43,407
2005	$ 43,407	5,658	(6,264)	1,599	$ 44,400

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(a)(3)	LIST OF EXHIBITS

(3)	(i)
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

(i)
Indenture dated June 1, 1986 between the registrant and JPMorgan Chase (formerly known as, or successor to, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and JPMorgan Chase (formerly known as, or successor to, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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

(iv)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

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

(vii)
Exhibits 4.3 and 4.4 to Registration Statement No. 333-42612 on Form S-8 dated July 31, 2000 relating to the ADM 401(k) Plan for Salaried Employees and the ADM 401(k) Plan for Hourly Employees, as amended by Post-Effective Amendment No. 1 to Registration Statement No. 333-42612 on Form S-8 dated August 8, 2000.

(viii)
ADM Deferred Compensation Plan for Selected Management Employees II (as adopted as of December 1, 2004)(incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

(ix)
ADM Supplemental Retirement Plan II (as adopted as of December 1, 2004) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K field with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(x)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(xi)	Management Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xii)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xiii)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(13)	Portions of annual report to shareholders incorporated by reference

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(24)	Powers of attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2005

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 8, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ G. A. Andreas	/s/ P. J. Moore
G. A. Andreas,	P. J. Moore*,
Chief Executive and Director	Director
(Principal Executive Officer)
/s/ M. B. Mulroney
/s/D. J. Schmalz,	M. B. Mulroney*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ T. F. O’Neill
(Principal Financial Officer)	T. F. O’Neill*,
Director
/s/S. R. Mills,
S. R. Mills	/s/ O. G. Webb
Group Vice President and Controller	O. G. Webb*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ K. R. Westbrook
A. L. Boeckmann*,	K. R. Westbrook*,
Director	Director

/s/ M. H. Carter	/s/ D. J. Smith
M. H. Carter*,	Attorney-in-Fact
Director

/s/ R. S. Joslin
R. S. Joslin *,
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company copies of which are being filed with the Securities and Exchange Commission.