Form 10-Q
period 2005-09-30
ARCHER DANIELS MIDLAND CO
filed 2005-11-08
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 653,178,582 shares
(October 31, 2005)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
	(In thousands, except
	per share amounts)

Net sales and other operating income	$8,626,949	$8,972,411
Cost of products sold	8,044,238	8,308,979
Gross Profit	582,711	663,432

Selling, general and administrative expenses	304,455	251,509
Other expense - net	4,524	25,986
Earnings Before Income Taxes	273,732	385,937

Income taxes	87,394	119,640

Net Earnings	$186,338	$266,297

Average number of shares outstanding - basic	651,945	652,325

Average number of shares outstanding - diluted	653,805	653,125

Basic and diluted earnings per common share	$0.29	$0.41

Dividends per common share	$0.085	$0.075

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2005	2005
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,154,837	$522,420
Segregated cash and investments	891,732	908,001
Receivables	4,309,043	4,102,263
Inventories	4,159,299	3,906,698
Other assets	304,159	271,319
Total Current Assets	10,819,070	9,710,701

Investments and Other Assets
Investments in and advances to affiliates	1,925,213	1,879,501
Long-term marketable securities	1,103,019	1,049,952
Goodwill	345,022	325,167
Other assets	446,940	448,404
	3,820,194	3,703,024

Property, Plant, and Equipment
Land	211,806	209,130
Buildings	2,733,487	2,660,267
Machinery and equipment	11,054,264	10,962,390
Construction in progress	295,678	298,963
	14,295,235	14,130,750
Allowance for depreciation	(9,081,706)	(8,946,370)

	5,213,529	5,184,380

	$19,852,793	$18,598,105

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2005	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$480,551	$425,808
Accounts payable	3,643,017	3,399,352
Accrued expenses	1,565,102	1,318,766
Current maturities of long-term debt	169,135	222,938
Total Current Liabilities	5,857,805	5,366,864

Long-Term Liabilities
Long-term debt	4,071,544	3,530,140
Deferred income taxes	771,190	779,427
Other	501,806	488,202
	5,344,540	4,797,769

Shareholders' Equity
Common stock	5,430,866	5,385,840
Reinvested earnings	3,141,295	3,011,015
Accumulated other comprehensive income	78,287	36,617

	8,650,448	8,433,472

	$19,852,793	$18,598,105

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30, 2005
	2005	2004
	(In thousands)
Operating Activities
Net earnings	$186,338	$266,297
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation	164,173	167,447
Deferred income taxes	(27,558)	106,512
(Gain) loss on marketable securities transactions	(5,259)	-
Equity in (earnings) of affiliates, net of dividends	(28,278)	13,190
Stock contributed to employee benefit plans	6,079	6,029
Pension and postretirement payments in excess of accruals	(141,561)	(54,280)
Other - net	34,695	5,105
Changes in operating assets and liabilities
Segregated cash and investments	13,316	(40,141)
Receivables	15,552	(201,725)
Inventories	(117,113)	812,663
Other assets	(34,212)	(73,111)
Accounts payable and accrued expenses	338,858	(8,767)
Total Operating Activities	405,030	999,219

Investing Activities
Purchases of property, plant, and equipment	(157,422)	(141,993)
Proceeds from sales of property, plant, and equipment	3,404	15,041
Net assets of businesses acquired	(57,124)	(6,797)
Investments in and advances to affiliates	(27,040)	(46,893)
Distributions from affiliates, excluding dividends	10,296	20,019
Purchases of marketable securities	(137,347)	(117,485)
Proceeds from sales of marketable securities	81,740	105,425
Other - net	6,042	17,688
Total Investing Activities	(277,451)	(154,995)

Financing Activities
Long-term debt borrowings	598,624	132
Long-term debt payments	(102,236)	(15,835)
Net borrowings (payments) under lines of credit agreements	56,134	(817,804)
Purchases of treasury stock	(18)	(16)
Cash dividends	(55,491)	(49,029)
Proceeds from exercises of stock options	7,825	5,345
Total Financing Activities	504,838	(877,207)

Increase (Decrease) In Cash And Cash Equivalents	632,417	(32,983)
Cash And Cash Equivalents Beginning Of Period	522,420	540,207

Cash And Cash Equivalents End Of Period	$1,154,837	$507,224

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

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

Note 2. New Accounting Standards

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term, conditional asset retirement obligation, as used in Statement of Financial Accounting Standards (SFAS) Number 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted FIN 47 for the fiscal year ending June 30, 2006, and is in the process of assessing the impact of adoption on the Company’s financial statements.

Note 3. Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation cost recognized during the quarter ended September 30, 2004 was the same as that which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Number 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarter ending September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS Number 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS Number 123(R). Results of prior periods have not been restated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

As a result of adopting SFAS Number 123(R) on July 1, 2005, the Company’s earnings before income taxes and net earnings for the quarter ended September 30, 2005, were $31 million and $19 million lower, respectively, than if the Company had continued to account for share-based compensation under SFAS Number 123. SFAS Number 123(R) required the acceleration of share-based compensation expense into this quarter relating to grants issued to retirement eligible employees pursuant to the Company’s 2002 Incentive Compensation Plan. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.31 if the Company had not adopted SFAS Number 123(R), compared to reported basic and diluted earnings per share of $0.29. Total share-based compensation expense recognized during the quarters ended September 30, 2005 and 2004 was $41 million and $6 million, respectively.

Stock Compensation Plans

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company at market value on the date of grant pursuant to the Company’s 1996 Stock Option Plan, 1999 Incentive Compensation Plan, and 2002 Incentive Compensation Plan. Options expire five to ten years after the date of grant, and the vesting requirements of awards under the plans range from four to nine years based upon the terms of each option grant. Compensation expense related to option grants is recognized on a straight-line basis over the vesting period.

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock awards at no cost to certain officers and key employees. The awarded shares are made in common stock and vest at the end of a three-year restriction period. Upon issuance of restricted stock awards, compensation expense equivalent to the market value of the shares at the date of grant is recognized on a straight-line basis over the vesting period. During the quarter ended September 30, 2005 and 2004, 2.3 million and 2.5 million common shares, respectively, were granted as restricted stock awards. At September 30, 2005, there were 0.4 million, 1.1 million, and 12.8 million shares available for future grants pursuant to the 1996, 1999, and 2002 plans, respectively.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock. The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the eight year period immediately prior to the date of grant. The average expected life represents the period of time that option grants are expected to be outstanding. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The assumptions used in the Black-Scholes single option pricing model are as follows.

	September 30,
	2005	2004

Dividend yield	2%	2%
Risk-free interest rate	4%	4%
Stock volatility	31%	27%
Average expected life (years)	8	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

A summary of option activity under the plans as of September 30, 2005, and changes during the quarter then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Shares under option at June 30, 2005	10,523	$13.19
Granted	3,059	20.90
Exercised	(655)	12.23
Forfeited or expired	(509)	14.84
Shares under option at September 30, 2005	12,418	$15.07	7	$119,046
Exercisable at September 30, 2005	3,499	$12.33	2	$43,139

The weighted-average grant-date fair values of options granted during the quarters ended September 30, 2005 and 2004 were $7.22 and $4.34, respectively. The total intrinsic values of options exercised during the quarters ended September 30, 2005 and 2004, were $6 million and $3 million, respectively.

The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of shares granted during the quarters ended September 30, 2005 and 2004 were $20.90 and $15.73, respectively.  A summary of the status of the Company’s restricted shares as of September 30, 2005, and changes during the quarter then ended is presented below:

Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)

Nonvested at June 30, 2005	4,434	$14.35
Granted	2,266	20.90
Vested	(913)	11.32
Forfeited	(110)	13.65
Nonvested at September 30, 2005	5,677	$17.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

As of September 30, 2005 there was $45 million of total unrecognized compensation cost related to restricted shares which will be recognized during the next 3 years. The total fair value of restricted shares vested during the quarter ended September 30, 2005 was $10 million. There were no restricted shares vested during the quarter ended September 30, 2004.

As of September 30, 2005, there was $86 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements which will be recognized during the next 7 years.

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
	(In thousands)

Net earnings	$186,338	$266,297

Net change in unrealized gain (loss) on investments	(11,717)	13,539
Deferred gain (loss) on hedging activities	60,404	(106,765)
Minimum pension liability adjustment	104	-
Foreign currency translation adjustment	(7,121)	64,419
Comprehensive income	$228,008	$237,490

Note 5.  Other Expense - Net

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
	(In thousands)

Interest expense	$86,289	$79,049
Investment income	(37,774)	(30,835)
Net gain on marketable securities transactions	(5,259)	(7)
Equity in earnings of affiliates	(35,680)	(20,893)
Other	(3,052)	(1,328)
	$4,524	$25,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

 Note 6.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter ended September 30, 2005 and 2004, is as follows:

	Pension Benefits		Postretirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$14,630	$13,362	$1,665	$1,616
Interest cost	21,429	19,297	2,131	1,925
Expected return on plan assets	(20,076)	(17,066)	-	-
Actuarial loss	8,749	8,141	107	23
Net amortization	1,178	1,140	(279)	(279)
Net periodic defined benefit plan expense	$25,910	$24,874	$3,624	$3,285

Note 7. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the likelihood of any payments being made is remote. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $436 million at September 30, 2005. Outstanding borrowings under these guarantees were $244 million at September 30, 2005.

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

For detailed information regarding the Company’s reportable segments, see Note 13 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 8.  Segment Information (Continued)
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
	(In thousands)
Sales to external customers
Oilseeds Processing	$2,988,966	$3,275,587
Corn Processing	1,160,213	1,069,435
Agricultural Services	3,353,959	3,464,477
Other	1,123,811	1,162,912
Total	$8,626,949	$8,972,411

Intersegment sales
Oilseeds Processing	$40,922	$43,492
Corn Processing	88,648	72,013
Agricultural Services	311,467	276,831
Other	27,589	27,487
Total	$468,626	$419,823

Net sales
Oilseeds Processing	$3,029,888	$3,319,079
Corn Processing	1,248,861	1,141,448
Agricultural Services	3,665,426	3,741,308
Other	1,151,400	1,190,399
Intersegment elimination	(468,626)	(419,823)
Total	$8,626,949	$8,972,411

Segment operating profit
Oilseeds Processing	$99,115	$91,273
Corn Processing	136,258	103,073
Agricultural Services	20,009	51,272
Other	95,136	93,054
Total segment operating profit	350,518	338,672
Corporate	(76,786)	47,265
Earnings before income taxes	$273,732	$385,937

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

Operating Performance Indicators and Risk Factors

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in the “Critical Accounting Policies” and “Market Risk Sensitive Instruments and Positions” sections of “Management’s Discussion of Operations and Financial Condition,” included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

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

The Company conducts its business in many foreign countries. For many of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the euro and British pound as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended September 30, 2005, the hurricanes in the gulf coast region of the United States disrupted North American grain origination and agricultural commodity export operations. The disruption in export operations reduced commodity price levels and negatively impacted export volumes. Oilseed crushing margins in North America were also adversely affected by market disruptions due to the gulf coast hurricanes. Strong biodiesel demand in Europe continued to positively impact rapeseed crushing margins in Europe. Lower commodity price levels for corn favorably impacted corn processing operations. Ethanol experienced good demand due to additional gasoline refiners replacing MTBE with ethanol.

Net earnings for the quarter decreased principally due to a $107 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations, increased energy costs, and decreased Agricultural Services operating results. These decreases were partially offset by improved operating results of Oilseeds Processing and Corn Processing. In addition, the Company recognized a $31 million charge as a result of the Company’s recent adoption of Statement of Financial Accounting Standards (SFAS) Number 123(R) requiring the acceleration of share-based compensation expense into this quarter resulting from grants issued to retirement-eligible employees pursuant to the Company’s 2002 Incentive Compensation Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income decreased 4% for the quarter to $8.6 billion principally due to lower average selling prices of agricultural commodities and, to a lesser extent, decreased sales volumes of agricultural commodities. These decreases were partially offset by increased ethanol sales volumes.

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$2,988,966	$3,275,587	$(286,621)
Corn Processing
Sweeteners and Starches	503,087	509,333	(6,246)
Bioproducts	657,126	560,102	97,024
Total Corn Processing	1,160,213	1,069,435	90,778

Agricultural Services	3,353,959	3,464,477	(110,518)
Other
Food and Feed Ingredients	1,107,881	1,145,475	(37,594)
Financial	15,930	17,437	(1,507)
Total Other	1,123,811	1,162,912	(39,101)
Total	$8,626,949	$8,972,411	$(345,462)

Oilseeds Processing sales decreased 9% to $3.0 billion primarily due to lower average selling prices of soybeans, vegetable oil, and protein meal, partially offset by increased sales volumes of protein meal. These decreases in average selling prices were primarily due to lower oilseed commodity prices resulting from increased oilseed supply levels. Corn Processing sales increased 8% to $1.2 billion primarily due to increased Bioproducts sales, partially offset by decreased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased sales volumes of ethanol, partially offset by lower average selling prices of lysine. The increase in ethanol sales volumes was principally due to increased demand from gasoline refiners in the eastern United States using ethanol to replace MTBE as a gasoline additive. Agricultural Services sales decreased 3% to $3.4 billion primarily due to lower commodity prices and sales volumes in North America, partially offset by increased sales from global grain merchandising activities. The decreased commodity prices and sales volumes were primarily due to disruptions in North American grain origination and export activities caused by the hurricanes in the gulf coast region. Other sales decreased 3% to $1.1 billion primarily due to decreased average selling prices of cocoa, wheat flour, and feed products.

Cost of products sold decreased 3% to $8.0 billion for the quarter primarily due to lower average costs of agricultural commodities. Manufacturing costs increased $90 million from prior year levels primarily due to increased energy costs.

Selling, general and administrative expenses increased $53 million to $304 million principally due to increased employee-related costs, including the $31 million charge related to the adoption of SFAS 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other expense decreased $21 million due primarily to a $15 million increase in equity in earnings of unconsolidated affiliates and $5 million of realized securities gains. The increase in equity in earnings of unconsolidated affiliates is primarily due to improved earnings of the Company’s Asian oilseed crushing ventures. Interest expense and investment income for the quarter increased primarily due to increased average borrowing and investment levels, respectively, and higher interest rates.

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$99,115	$91,273	$7,842
Corn Processing
Sweeteners and Starches	92,481	54,880	37,601
Bioproducts	43,777	48,193	(4,416)
Total Corn Processing	136,258	103,073	33,185
Agricultural Services	20,009	51,272	(31,263)
Other
Food and Feed Ingredients	69,229	89,239	(20,010)
Financial	25,907	3,815	22,092
Total Other	95,136	93,054	2,082
Total Segment Operating Profit	350,518	338,672	11,846
Corporate	(76,786)	47,265	(124,051)
Earnings Before Income Taxes	$273,732	$385,937	(112,205)

Oilseeds Processing operating profit increased 9% to $99 million for the quarter due primarily to improved operating results in Europe and Asia, partially offset by lower North American operating results. Strong demand for biodiesel in Europe contributed to better European processing margins. Operating results in Asia improved due to increased capacity utilization. North American operating results declined due to increased energy costs and market disruptions caused by the hurricanes in the gulf coast region.

Corn Processing operating profits increased 32% to $136 million for the quarter primarily due to lower net corn costs. Sweeteners and Starches operating profits increased $38 million due primarily to decreased net corn costs partially offset by higher energy costs. Bioproducts operating profits decreased $4 million primarily due to lower lysine average selling prices, higher energy costs, and lower operating results of the Company’s citric acid operations. These items were partially offset by lower net corn costs and increased ethanol sales volumes.

Agricultural Services operating profits decreased $31 million to $20 million for the quarter due to the negative impact of the gulf coast hurricanes on North American origination and export operations and decreased global grain merchandising operating results. These decreases were partially offset by improved river transportation operating results primarily due to increased barge tariff rates resulting from the impact of the gulf coast hurricanes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profits increased to $95 million for the quarter. Other - Food and Feed Ingredients operating profits decreased $20 million due primarily to lower Vitamin E demand which reduced selling prices. In addition, cocoa and wheat processing operating results declined from prior year levels. Other - Financial increased $22 million due primarily to improved results of the Company’s captive insurance operations.

Corporate decreased $124 million for the quarter due primarily to a $107 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations. In addition, unallocated corporate expense increased $22 million due to the adoption of SFAS 123(R).

Income taxes decreased due principally to lower pretax earnings, partially offset by an increase in the Company’s effective tax rate. The Company’s effective tax rate for the quarter is 31.9% as compared to 31.0% in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company continued to show substantial liquidity with working capital of $5.0 billion and a current ratio, defined as current assets divided by current liabilities, of 1.8. Working capital increased $617 million during the quarter due principally to the Company issuing $600 million of debentures which are due in 2035 and bear interest at a rate of 5.375%. Capital resources remained strong as reflected in the Company’s net worth of $8.7 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at September 30, 2005, was 32% compared to 30% at June 30, 2005. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

Except for the Company’s issuance of $600 million of debentures as described above, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended September 30, 2005.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2005 are described below. There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see the “Market Risk Sensitive Instruments and Positions” section of “Management’s Discussion of Operations and Financial Condition” in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

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

	SEPTEMBER 30, 2005		JUNE 30, 2005
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position - long (short)	$(114)	$(11)	$226	$23
Lowest position - long (short)	(574)	(57)	(994)	(94)
Average position - long (short)	(259)	(26)	(300)	(30)

The increase in fair value of the average position was principally the result of an increase in the daily net commodity position.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2005 to
July 31, 2005	356	$21.32	356	92,907,002

August 1, 2005 to
August 31, 2005	12,420	22.42	250	92,906,752

September 1, 2005 to
September 30, 2005	1,576	24.34	222	92,906,530

Total	14,352	$22.60	828	92,906,530

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

(10)
Separation Agreement between Archer-Daniels-Midland Company and Paul B. Mulhollem dated September 29, 2005, filed on September 30, 2005 as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-44), is incorporated herein by reference

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

Dated: November 8, 2005