Form 10-Q
period 2005-12-31
ARCHER DANIELS MIDLAND CO
filed 2006-02-08
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large Accelerated Filer ☒    Accelerated Filer ☐    Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 653,811,240 shares
(January 31, 2006)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	DECEMBER 31,
	2005	2004
	(In thousands, except
	per share amounts)

Net sales and other operating income	$9,298,985	$9,063,526
Cost of products sold	8,515,517	8,394,818
Gross Profit	783,468	668,708

Selling, general and administrative expenses	294,392	269,741
Other (income) expense - net	(17,628)	(55,395)
Earnings Before Income Taxes	506,704	454,362

Income taxes	139,027	140,853

Net Earnings	$367,677	$313,509

Average number of shares outstanding - basic	653,270	654,985

Average number of shares outstanding - diluted	655,508	657,120

Basic and diluted earnings per common share	$.56	$.48

Dividends per common share	$.085	$.075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	SIX MONTHS ENDED
	DECEMBER 31,
	2005	2004
	(In thousands, except
	per share amounts)

Net sales and other operating income	$17,925,934	$18,035,937
Cost of products sold	16,559,755	16,703,797
Gross Profit	1,366,179	1,332,140

Selling, general and administrative expenses	598,847	521,250
Other (income) expense - net	(13,104)	(29,409)
Earnings Before Income Taxes	780,436	840,299

Income taxes	226,421	260,493

Net Earnings	$554,015	$579,806

Average number of shares outstanding - basic	652,606	653,652

Average number of shares outstanding - diluted	654,656	655,122

Basic and diluted earnings per common share	$.85	$.89

Dividends per common share	$.17	$.15

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2005	2005
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$823,866	$522,420
Segregated cash and investments	993,130	908,001
Receivables	4,225,498	4,102,263
Inventories	4,363,055	3,906,698
Other assets	628,496	271,319
Total Current Assets	11,034,045	9,710,701

Investments and Other Assets
Investments in and advances to affiliates	1,983,910	1,879,501
Long-term marketable securities	1,094,342	1,049,952
Goodwill	323,845	325,167
Other assets	492,015	448,404
	3,894,112	3,703,024

Property, Plant, and Equipment
Land	209,714	209,130
Buildings	2,722,441	2,660,267
Machinery and equipment	10,944,615	10,962,390
Construction in progress	347,466	298,963
	14,224,236	14,130,750
Allowance for depreciation	(9,053,685)	(8,946,370)

	5,170,551	5,184,380

	$20,098,708	$18,598,105

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2005	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$398,754	$425,808
Accounts payable	3,947,440	3,399,352
Accrued expenses	1,445,594	1,318,766
Current maturities of long-term debt	189,945	222,938
Total Current Liabilities	5,981,733	5,366,864

Long-Term Liabilities
Long-term debt	4,025,112	3,530,140
Deferred income taxes	679,951	779,427
Other	546,560	488,202
	5,251,623	4,797,769

Shareholders' Equity
Common stock	5,487,332	5,385,840
Reinvested earnings	3,414,407	3,011,015
Accumulated other comprehensive income (loss)	(36,387)	36,617

	8,865,352	8,433,472

	$20,098,708	$18,598,105
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

	SIX MONTHS ENDED
	DECEMBER 31,
	2005	2004
	(In thousands)
Operating Activities
Net earnings	$554,015	$579,806
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	327,265	337,086
Asset abandonments	22,725	1,896
Deferred income taxes	(118,076)	191,813
(Gain) loss on marketable securities transactions	(28,234)	559
Equity in (earnings) of affiliates, net of dividends	(37,498)	(66,665)
Stock contributed to employee benefit plans	12,284	11,841
Pension and postretirement payments in excess of accruals	(100,542)	(23,309)
Other - net	44,283	(31,502)
Changes in operating assets and liabilities
Segregated cash and investments	(91,251)	(30,898)
Receivables	7,612	(197,418)
Inventories	(493,139)	511,247
Other assets	(111,775)	(132,062)
Accounts payable and accrued expenses	756,530	190,488
Total Operating Activities	744,199	1,342,882

Investing Activities
Purchases of property, plant, and equipment	(318,450)	(284,286)
Proceeds from sales of property, plant, and equipment	12,140	22,173
Net assets of businesses acquired	(91,911)	(6,797)
Investments in and advances to affiliates	(94,712)	(89,531)
Distributions from affiliates, excluding dividends	29,031	82,825
Purchases of marketable securities	(524,355)	(1,229,719)
Proceeds from sales of marketable securities	202,738	1,236,874
Other - net	(5,667)	18,818
Total Investing Activities	(791,186)	(249,643)

Financing Activities
Long-term debt borrowings	598,624	8,547
Long-term debt payments	(121,799)	(155,988)
Net borrowings (payments) under lines of credit agreements	(27,488)	(1,070,423)
Purchases of treasury stock	(29)	(45)
Cash dividends	(111,021)	(98,175)
Proceeds from exercises of stock options	10,146	16,957
Total Financing Activities	348,433	(1,299,127)

Increase (Decrease) In Cash and Cash Equivalents	301,446	(205,888)
Cash and Cash Equivalents-Beginning of Period	522,420	540,207

Cash and Cash Equivalents-End of Period	$823,866	$334,319

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

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

Asset Abandonments and Write-downs

The Company recorded a $23 million charge in cost of products sold and a $9 million loss in equity in earnings of affiliates during the quarter and six months ended December 31, 2005 related to the abandonment and write-down of certain long-lived assets. These assets were principally related to underperforming product lines and the decision to abandon was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value. After the write-downs, the carrying value of these assets is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized during the quarter and six months ended December 31, 2004 was the same as the expense which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Number 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, compensation expense recognized for the quarter and six months ending December 31, 2005 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS Number 123, and (b) compensation expense for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS Number 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS Number 123(R) on July 1, 2005, the Company’s earnings before income taxes and net earnings for the quarter ended December 31, 2005, were $3 million and $2 million higher, respectively, than if the Company had continued to account for share-based compensation under SFAS Number 123. The Company’s earnings before income taxes and net earnings for the six months ended December 31, 2005, were $28 million and $17 million lower, respectively, than if the Company had continued to account for share-based compensation under SFAS Number 123. SFAS Number 123(R) required the acceleration of share-based compensation expense into the quarter in which the grants were issued to retirement eligible employees pursuant to the Company’s 2002 Incentive Compensation Plan. Basic and diluted earnings per share for the quarter ended December 31, 2005 were not impacted by the adoption of SFAS Number 123(R). Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $0.87 if the Company had not adopted SFAS Number 123(R), compared to reported basic and diluted earnings per share of $0.85.

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

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock awards at no cost to certain officers and key employees. The awarded shares are made in common stock and vest at the end of a three-year restriction period. During the quarters ended December 31, 2005 and 2004, there were no common shares granted as restricted stock awards. During the six months ended December 31, 2005 and 2004, 2.3 million and 2.5 million common shares, respectively, were granted as restricted stock awards. At December 31, 2005, there were 0.4 million, 1.1 million, and 12.8 million shares available for future grants pursuant to the 1996, 1999, and 2002 plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

Compensation expense for option grants and restricted stock awards granted to employees is generally recognized on a straight-line basis during the service period of the respective grant. Certain of the Company’s option grants and restricted stock awards continue to vest upon the recipient’s retirement from the Company and compensation expense related to these option grants and restricted stock awards is recognized in earnings on the date of grant. Total compensation expense recognized during the quarters ended December 31, 2005 and 2004 was $9 million and $8 million, respectively. Total compensation expense recognized during the six months ended December 31, 2005 and 2004, was $50 million and $14 million, respectively.

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

	December 31,
	2005	2004

Dividend yield	2%	2%
Risk-free interest rate	4%	4%
Stock volatility	31%	27%
Average expected life (years)	8%	9%

A summary of option activity under the plans as of December 31, 2005, and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Shares under option at June 30, 2005	10,523	$13.19
Granted	3,071	20.89
Exercised	(949)	12.25
Forfeited or expired	(553)	14.94
Shares under option at December 31, 2005	12,092	$15.14	6	$115,121
Exercisable at December 31, 2005	3,368	$12.42	3	$41,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

The weighted-average grant-date fair values of options granted during the six months ended December 31, 2005 and 2004 were $7.22 and $4.34, respectively. The total intrinsic values of options exercised during the six months ended December 31, 2005 and 2004, were $10 million and $14 million, respectively.

As of December 31, 2005, there was $38 million of total unrecognized compensation expense related to option grants. Amounts to be recognized as compensation expense during the remainder of fiscal 2006 and the next five fiscal years are $7 million, $9 million, $8 million, $7 million, $4 million, and $2 million, respectively.

The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of shares granted during the six months ended December 31, 2005 and 2004 were $20.89 and $15.73, respectively. A summary of the status of the Company’s restricted shares as of December 31, 2005, and changes during the six months then ended is presented below:

Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)

Nonvested at June 30, 2005	4,434	$14.35
Granted	2,266	20.90
Vested	(913)	11.32
Forfeited	(199)	15.20
Nonvested at December 31, 2005	5,588	$17.47

As of December 31, 2005 there was $37 million of total unrecognized compensation expense related to restricted shares. Amounts to be recognized as compensation expense during the remainder of fiscal 2006 and the next three fiscal years are $11 million, $18 million, $7 million, and $1 million, respectively. The total fair value of restricted shares vested during the six months ended December 31, 2005 was $10 million. No restricted shares vested during the quarter ended December 31, 2005, nor in the quarter and six months ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net earnings	$367,677	$313,509	$554,015	$579,806

Net change in unrealized gain
(loss) on investments	(46,725)	39,284	(58,442)	52,823
Deferred gain (loss) on hedging
activities	(35,644)	39,897	24,760	(66,868)
Minimum pension
liability adjustment	279	(2,454)	383	(2,454)
Foreign currency translation
adjustment	(32,584)	260,672	(39,705)	325,091

Comprehensive Income	$253,003	$650,908	$481,011	$888,398

Note 5.  Other (Income) Expense - Net

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Interest expense	$86,609	$82,561	$172,898	$161,610
Investment income	(60,074)	(24,621)	(97,848)	(55,456)
Net (gain) loss on marketable
securities transactions	(22,975)	566	(28,234)	559
Equity in earnings of affiliates	(22,994)	(115,905)	(58,674)	(136,798)
Other - net	1,806	2,004	(1,246)	676
	$(17,628)	$(55,395)	$(13,104)	$(29,409)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 6.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and six months ended December 31, 2005 and 2004 is as follows:

	Pension Benefits		Post Retirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$23,619	$13,361	$1,665	$1,617
Interest cost	21,428	19,297	2,131	1,925
Expected return on plan assets	(20,075)	(17,066)	-	-
Actuarial loss	8,749	8,143	107	22
Net amortization	1,432	1,139	(279)	(279)
Net periodic defined benefit plan expense	$35,153	$24,874	$3,624	$3,285

	SIX MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$38,249	$26,723	$3,330	$3,233
Interest cost	42,857	38,594	4,262	3,850
Expected return on plan assets	(40,151)	(34,132)	-	-
Actuarial loss	17,498	16,284	214	45
Net amortization	2,610	2,279	(558)	(558)
Net periodic defined benefit plan expense	$61,063	$49,748	$7,248	$6,570

Note 7. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $405 million at December 31, 2005. Outstanding borrowings under these guarantees were $257 million at December 31, 2005.

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

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses and financial activities. Food and feed ingredient businesses include Wheat Processing with activities principally related to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Archer-Daniels-Midland Company and Subsidiaries

Note 8.  Segment Information (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
	(In thousands)

Sales to external customers
Oilseeds Processing	$2,933,162	$2,718,115	$5,922,128	$5,993,702
Corn Processing	1,142,388	1,128,387	2,302,601	2,197,822
Agricultural Services	4,067,181	4,018,655	7,421,140	7,483,132
Other	1,156,254	1,198,369	2,280,065	2,361,281
Total	$9,298,985	$9,063,526	$17,925,934	$18,035,937

Intersegment sales
Oilseeds Processing	$40,257	$32,167	$81,179	$75,659
Corn Processing	103,466	66,835	192,114	138,848
Agricultural Services	282,307	282,463	593,774	559,294
Other	29,340	26,950	56,929	54,437
Total	$455,370	$408,415	$923,996	$828,238

Net sales
Oilseeds Processing	$2,973,419	$2,750,282	$6,003,307	$6,069,361
Corn Processing	1,245,854	1,195,222	2,494,715	2,336,670
Agricultural Services	4,349,488	4,301,118	8,014,914	8,042,426
Other	1,185,594	1,225,319	2,336,994	2,415,718
Intersegment elimination	(455,370)	(408,415)	(923,996)	(828,238)
Total	$9,298,985	$9,063,526	$17,925,934	$18,035,937

Segment operating profit
Oilseeds Processing	$128,077	$118,782	$227,192	$210,055
Corn Processing	236,532	132,008	372,790	235,081
Agricultural Services	93,606	87,863	113,615	139,135
Other	65,680	146,032	160,816	239,086
Total segment operating profit	523,895	484,685	874,413	823,357
Corporate	(17,191)	(30,323)	(93,977)	16,942
Earnings before income taxes	$506,704	$454,362	$780,436	$840,299

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses and financial activities. Food and feed ingredient businesses include Wheat Processing with activities related principally to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter and six months are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended December 31, 2005, strong biodiesel demand in Europe continued to positively impact rapeseed crushing margins in Europe. Lower commodity price levels for corn favorably impacted corn processing operations. Increased energy costs have adversely affected operating margins.

Net earnings for the quarter increased principally due to improved Corn Processing operations resulting primarily from lower net corn costs and to a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision. Improved Oilseeds Processing and Agricultural Services operating results also contributed to the increase in net earnings. These increases were partially offset by increased energy costs, lower valuations of the Company’s private equity fund investments, a $23 million charge for abandonment and write-down of long-lived assets, a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $15 million of severance costs associated with the closure of a citric acid plant. Last year’s net earnings include a $45 million gain representing the Company’s equity share of the gain reported by the Company’s unconsolidated affiliate, Compagnie Industrielle et Financiere des Produits Amylaces SA, upon the sale of its interest in Tate and Lyle plc (the “CIP Gain”).

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 3% for the quarter to $9.3 billion principally due to higher average selling prices and, to a lesser extent, increased sales volumes of agricultural commodities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$2,933,162	$2,718,115	$215,047
Corn Processing
Sweeteners and Starches	481,831	452,825	29,006
Bioproducts	660,557	675,562	(15,005)
Total Corn Processing	1,142,388	1,128,387	14,001

Agricultural Services	4,067,181	4,018,655	48,526
Other
Food and Feed Ingredients	1,139,343	1,180,363	(41,020)
Financial	16,911	18,006	(1,095)
Total Other	1,156,254	1,198,369	(42,115)
Total	$9,298,985	$9,063,526	$235,459

Oilseeds Processing sales increased 8% to $2.9 billion primarily due to increased average selling prices and sales volumes. Corn Processing sales increased 1% to $1.1 billion due to increased sales volumes of Sweeteners and Starches, partially offset by decreased sales of Bioproducts resulting from lower average selling prices for lysine. Agricultural Services sales increased slightly to $4.1 billion principally due to higher average selling prices and increased sales volumes of agricultural commodities. Other sales decreased 4% primarily due to lower average selling prices of cocoa products and lower sales volumes of formula feed products.

Cost of products sold increased 1% to $8.5 billion for the quarter primarily due to increased manufacturing costs. Manufacturing costs increased $124 million from prior year levels primarily due to higher energy costs, a $23 million charge for abandonment and write-down of long-lived assets, and increased employee-related costs.

Selling, general, and administrative expenses increased $25 million to $294 million for the quarter due primarily to increased employee benefits costs, including $15 million of severance costs associated with the closure of a citric acid plant.

Other income decreased $38 million due primarily to a $93 million decrease in equity in earnings of unconsolidated affiliates, partially offset by a $35 million increase in investment income and a $24 million increase in realized securities gains. The decrease in equity in earnings of unconsolidated affiliates is primarily due to lower valuations of the Company’s private equity fund investments and last year’s CIP Gain. The increase in investment income is primarily due to the reversal of Brazilian transactional taxes previously assessed on investment income upon positive resolution in the Brazilian Supreme Court and increased average investment levels and interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$128,077	$118,782	$9,295
Corn Processing
Sweeteners and Starches	114,043	44,758	69,285
Bioproducts	122,489	87,250	35,239
Total Corn Processing	236,532	132,008	104,524

Agricultural Services	93,606	87,863	5,743
Other
Food and Feed Ingredients	34,902	70,808	(35,906)
Financial	30,778	75,224	(44,446)
Total Other	65,680	146,032	(80,352)

Total Segment Operating Profit	523,895	484,685	39,210
Corporate	(17,191)	(30,323)	13,132
Earnings Before Income Taxes	$506,704	$454,362	$52,342

Oilseeds Processing operating profit increased 8% to $128 million for the quarter primarily due to improved processing results in Europe, South America, and North America, partially offset by lower operating results in Asia. Strong demand for biodiesel in Europe contributed to better European processing margins. South American operating results increased primarily due to improved processing margins. In addition, South American origination activities improved from prior year levels.

Corn Processing operating profits increased $105 million to $237 million for the quarter primarily due to lower net corn costs. Sweeteners and Starches operating profits increased $69 million due primarily to decreased net corn costs partially offset by higher energy costs. Bioproducts operating profits increased $35 million primarily due to decreased net corn costs, partially offset by higher energy costs, lower lysine average selling prices, and $15 million of severance costs related to the closure of a citric acid plant.

Agricultural Services operating profits increased $6 million to $94 million for the quarter primarily due to improved transportation results, partially offset by a decline in global grain merchandising operating results.

Other operating profits decreased $80 million to $66 million for the quarter. Other - Food and Feed Ingredients operating profits decreased $36 million primarily due to a $23 million charge for abandonment and write-down of long-lived assets and a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company. Other - Financial decreased $44 million primarily due to lower valuations of the Company’s private equity fund investments.

Corporate improved $13 million for the quarter due primarily to a $23 million increase in income from working capital interest charged to operating segments, $19 million from the aforementioned reversal of Brazilian transactional taxes, and a $23 million increase in realized gains on securities. These increases were partially offset by a $16 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations and last year’s CIP Gain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes decreased due principally to a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision and to higher pretax earnings. Excluding the effect of the $36 million tax credit, the Company’s effective tax rate was 34.5% for the quarter and, after excluding the effect of the CIP Gain, was 33.5% for the prior year quarter. No tax was provided on the CIP Gain in the prior year quarter as CIP is a corporate joint venture of the Company, and permanently reinvested the proceeds from the sale. The increase in the Company’s effective tax rate for the quarter is primarily due to higher pretax earnings and the fixed benefit levels of the Company’s tax planning initiatives.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the six months ended December 31, 2005, the hurricanes in the gulf coast region of the United States disrupted North American grain origination and agricultural commodity export operations. The disruption in export operations reduced commodity price levels and negatively impacted export volumes. Strong biodiesel demand in Europe continued to positively impact rapeseed crushing margins in Europe. Lower commodity price levels for corn favorably impacted corn processing operations. Ethanol experienced good demand due to additional gasoline refiners replacing MTBE with ethanol.

Net earnings for the six months decreased principally due to a $123 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations, last year’s CIP Gain, increased energy costs, and decreased Agricultural Services and Other operating results. In addition, net earnings for the six months include a $31 million charge as a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) Number 123(R), a $23 million charge for abandonment and write-down of long-lived assets, a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $15 million of severance costs associated with the closure of a citric acid plant. These decreases were partially offset by improved operating results of Oilseeds and Corn Processing and a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income of $18.0 billion for the six months was comparable to the same period from the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$5,922,128	$5,993,702	$(71,574)
Corn Processing
Sweeteners and Starches	984,918	962,158	22,760
Bioproducts	1,317,683	1,235,664	82,019
Total Corn Processing	2,302,601	2,197,822	104,779

Agricultural Services	7,421,140	7,483,132	(61,992)
Other
Food and Feed Ingredients	2,247,224	2,325,838	(78,614)
Financial	32,841	35,443	(2,602)
Total Other	2,280,065	2,361,281	(81,216)
Total	$17,925,934	$18,035,937	$(110,003)

Oilseeds Processing sales decreased 1% to $5.9 billion for the six months due to lower average selling prices of oilseed products resulting from lower oilseed commodity prices. Corn Processing sales increased 5% to $2.3 billion for the six months primarily due to increased Bioproducts sales and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased sales volumes of ethanol, partially offset by lower average selling prices of lysine. The increase in ethanol sales volumes was principally due to increased demand from gasoline refiners in the eastern United States using ethanol to replace MTBE as a gasoline additive. Agricultural Services sales decreased slightly to $7.4 billion primarily due to lower commodity prices and sales volumes in North America, partially offset by increased sales from global grain merchandising activities. The decreased commodity prices and sales volumes were primarily due to disruptions in North American grain origination and export activities caused by the hurricanes in the gulf coast region. Other sales decreased 3% to $2.3 billion primarily due to decreased average selling prices of cocoa products and lower sales volumes of wheat flour and formula feed products.

Cost of products sold decreased 1% to $16.6 billion for the six months primarily due to lower average costs of agricultural commodities, partially offset by increased manufacturing costs. Manufacturing costs increased $213 million from prior year levels primarily due to increased energy costs, a $23 million charge for abandonment and write-down of long-lived assets, and increased employee-related costs.

Selling, general, and administrative expenses increased $78 million to $599 million for the six months principally due to increased employee-related costs, including a $31 million charge related to the adoption of SFAS 123(R) and $15 million of severance costs associated with the closure of a citric acid plant.

Other income decreased $16 million due primarily to a $78 million decrease in equity in earnings of unconsolidated affiliates, partially offset by a $42 million increase in investment income and a $29 million increase in realized securities gains. The decrease in equity in earnings of unconsolidated affiliates is primarily due to lower valuations of the Company’s private equity fund investments and last year’s CIP Gain. The increase in investment income is primarily due to the reversal of Brazilian transactional taxes previously assessed on investment income upon positive resolution in the Brazilian Supreme Court and increased average investment levels and interest rates. Interest expense increased primarily due to higher interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the six months is as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2005	2004	Change
	(In thousands)
Oilseeds Processing	$227,192	$210,055	$17,137
Corn Processing
Sweeteners and Starches	206,524	99,638	106,886
Bioproducts	166,266	135,443	30,823
Total Corn Processing	372,790	235,081	137,709
Agricultural Services	113,615	139,135	(25,520)
Other
Food and Feed Ingredients	104,131	160,047	(55,916)
Financial	56,685	79,039	(22,354)
Total Other	160,816	239,086	(78,270)
Total Segment Operating Profit	874,413	823,357	51,056
Corporate	(93,977)	16,942	(110,919)
Earnings Before Income Taxes	$780,436	$840,299	$(59,863)

Oilseeds Processing operating profit increased 8% to $227 million for the six months primarily due to improved processing results in Europe, South America, and North America. Strong demand for biodiesel in Europe contributed to better European processing margins. South American operating results increased primarily due to improved origination activities and processing margins.

Corn Processing operating profits increased $138 million to $373 million for the six months primarily due to lower net corn costs, partially offset by increased energy costs. Sweeteners and Starches operating profits increased $107 million due primarily to decreased net corn costs, partially offset by increased energy costs. Bioproducts operating profits increased $31 million primarily due to decreased net corn costs and higher ethanol sales volumes, partially offset by increased energy costs, lower lysine average selling prices, and $15 million of severance costs related to the closure of a citric acid plant.

Agricultural Services operating profits decreased $26 million to $114 million for the six months due to the negative impact of the gulf coast hurricanes on North American export operations and decreased global grain merchandising operating results. These decreases were partially offset by improved river transportation operating results primarily due to increased barge tariff rates resulting from the impact of the gulf coast hurricanes.

Other operating profits decreased $78 million for the six months. Other - Food and Feed Ingredient operating results decreased $56 million due primarily to a $23 million charge for abandonment and write-down of long-lived assets and a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company. In addition, cocoa processing, wheat processing, and natural health and nutrition operating results declined from prior year levels. Other - Financial decreased $22 million due primarily to lower valuations of the Company’s private equity fund investments, partially offset by improved results of the Company’s captive insurance operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate decreased $111 million for the six months due primarily to a $123 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations and a $22 million charge upon the adoption of SFAS 123(R), partially offset by the aforementioned $19 million reversal of Brazilian transactional taxes.

Income taxes decreased due principally to a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision and lower pretax earnings. Excluding the effect of the $36 million tax credit, the Company’s effective tax rate was 33.6% for the six months and, after excluding the effect of the CIP Gain, was 32.6% for the prior year. No tax was provided on the CIP Gain in the prior year as CIP is a corporate joint venture of the Company, and permanently reinvested the proceeds from the sale. The increase in the Company’s effective tax rate for the six months is primarily due to changes in the geographic mix of pretax earnings and reduced benefit levels of export tax incentives.

Liquidity and Capital Resources

At December 31, 2005, the Company continued to show substantial liquidity with working capital of $5.1 billion and a current ratio, defined as current assets divided by current liabilities, of 1.8. Working capital increased $708 million during the six months due principally to the Company issuing $600 million of debentures which are due in 2035 and bear interest at a rate of 5.375%. Capital resources remained strong as reflected in the Company’s net worth of $8.9 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at December 31, 2005, was 31% compared to 30% at June 30, 2005. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

Except for the Company’s issuance of $600 million of debentures as described above, there were no material changes in the Company’s contractual obligations and commercial commitments during the six months ended December 31, 2005.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the six months ended December 31, 2005 are described below. There were no material changes during the six months in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

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

	DECEMBER 31, 2005		JUNE 30, 2005
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$37	$4	$226	$23
Highest short position	574	57	944	94
Average position - long (short)	(205)	(21)	(300)	(30)

The increase in fair value of the average position was principally the result of an increase in the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (“USEPA”) issued a Finding of Violation on March 3, 2005, regarding alleged violations of the National Emission Standards for Hazardous Air Pollutants for Pharmaceutical Production relating to the operation of the Company’s Vitamin E Plant in Decatur, Illinois. The alleged violations relate to compliance demonstrations for equipment testing and monitoring, recordkeeping and reporting, but do not allege any violations of applicable air emissions limitations. The Company met with representatives of the USEPA on April 12, 2005, to discuss the allegations, and USEPA has recently indicated that it is seeking a civil penalty of approximately $1.2 million. The Company has been working cooperatively with the USEPA and now has a program in place that meets all applicable requirements. In management’s opinion, the civil penalty imposed will not have a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2005 to
October 31, 2005	17,356	$24.36	174	92,906,356

November 1, 2005 to
November 30, 2005	25,086	24.43	110	92,906,246

December 1, 2005 to
December 31, 2005	11,891	24.80	158	92,906,088

Total	54,333	$24.49	442	92,906,088

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

The Annual Meeting of Stockholders was held on November 3, 2005. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

G. A. Andreas	534,370,154	29,987,899
A. L. Boeckmann	556,427,061	7,930,992
M. H. Carter	369,710,665	194,647,388
R. S. Joslin	527,416,013	36,942,040
P. J. Moore	548,742,132	15,615,921
M. B. Mulroney	516,217,943	48,140,110
T. F. O’Neill	512,094,466	52,263,587
O. G. Webb	373,070,450	191,287,603
K. R. Westbrook	538,870,320	25,487,733

The Stockholder’s Proposal No. 1 (Report on Impacts of Genetically Engineered Food) was defeated as follows:

For	Against	Abstain

35,294,505	417,704,759	38,596,602

ITEM 6.	EXHIBITS

(3)(i)  Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii) Bylaws, as amended and restated, filed on May 12, 2000 as Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 2000 (File No. 1-44), are incorporated herein by reference.

(10)
Separation Agreement between Archer-Daniels-Midland Company and Paul B. Mulhollem dated September 29, 2005, filed on September 30, 2005 as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-44), is incorporated herein by reference.

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

Dated: February 8, 2006