Form 10-Q
period 2006-03-31
ARCHER DANIELS MIDLAND CO
filed 2006-05-09
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒   Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 654,437,610 shares
(April 30, 2006)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(In thousands, except
	per share amounts)

Net sales and other operating income	$9,122,841	$8,484,171
Cost of products sold	8,352,109	7,909,315
Gross Profit	770,732	574,856

Selling, general and administrative expenses	297,295	280,395
Other (income) expense - net	(19,526)	(114,575)
Earnings Before Income Taxes	492,963	409,036

Income taxes	145,167	139,941

Net Earnings	$347,796	$269,095

Average number of shares outstanding - basic	653,995	656,163

Average number of shares outstanding - diluted	657,130	658,904

Basic earnings per common share	$.53	$.41

Diluted earnings per common share	$.53	$.41

Dividends per common share	$.10	$.085

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	NINE MONTHS ENDED
	MARCH 31,
	2006	2005
	(In thousands, except
	per share amounts)

Net sales and other operating income	$27,048,775	$26,520,108
Cost of products sold	24,911,864	24,613,112
Gross Profit	2,136,911	1,906,996

Selling, general and administrative expenses	896,142	801,645
Other (income) expense - net	(32,630)	(143,984)
Earnings Before Income Taxes	1,273,399	1,249,335

Income taxes	371,588	400,434

Net Earnings	$901,811	$848,901

Average number of shares outstanding - basic	653,063	654,476

Average number of shares outstanding - diluted	655,469	656,365

Basic earnings per common share	$1.38	$1.30

Diluted earnings per common share	$1.38	$1.29

Dividends per common share	$.27	$.235

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	MARCH 31,	JUNE 30,
	2006	2005
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$918,228	$522,420
Segregated cash and investments	1,139,969	908,001
Receivables	4,486,541	4,102,263
Inventories	4,456,077	3,906,698
Other assets	331,555	271,319
Total Current Assets	11,332,370	9,710,701

Investments and Other Assets
Investments in and advances to affiliates	1,974,747	1,879,501
Long-term marketable securities	1,120,788	1,049,952
Goodwill	318,978	325,167
Other assets	564,074	448,404
	3,978,587	3,703,024
Property, Plant, and Equipment
Land	210,702	209,130
Buildings	2,716,715	2,660,267
Machinery and equipment	10,991,276	10,962,390
Construction in progress	403,769	298,963
	14,322,462	14,130,750
Allowances for depreciation	(9,086,938)	(8,946,370)

	5,235,524	5,184,380

	$20,546,481	$18,598,105

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	MARCH 31,	JUNE 30,
	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$624,120	$425,808
Accounts payable	3,916,285	3,399,352
Accrued expenses	1,557,311	1,318,766
Current maturities of long-term debt	61,369	222,938
Total Current Liabilities	6,159,085	5,366,864

Long-Term Liabilities
Long-term debt	4,027,787	3,530,140
Deferred income taxes	681,671	779,427
Other	502,540	488,202
	5,211,998	4,797,769

Shareholders' Equity
Common stock	5,471,070	5,385,840
Reinvested earnings	3,735,882	3,011,015
Accumulated other comprehensive income (loss)	(31,554)	36,617

	9,175,398	8,433,472

	$20,546,481	$18,598,105

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	NINE MONTHS ENDED
	MARCH 31,
	2006	2005
	(In thousands)
Operating Activities
Net earnings	$901,811	$848,901
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	490,780	507,599
Asset abandonments	27,013	1,896
Deferred income taxes	(93,951)	173,845
(Gain) loss on marketable securities transactions	(27,952)	(113,261)
Equity in (earnings) of affiliates, net of dividends	(32,331)	(57,724)
Stock contributed to employee benefit plans	18,652	17,581
Pension and postretirement payments in excess of accruals	(164,519)	(4,241)
Other - net	31,401	15,542
Changes in operating assets and liabilities
Segregated cash and investments	(236,627)	(121,523)
Receivables	(266,137)	(50,074)
Inventories	(519,857)	762,976
Other assets	(41,852)	(95,891)
Accounts payable and accrued expenses	813,249	158,126
Total Operating Activities	899,680	2,043,752

Investing Activities
Purchases of property, plant, and equipment	(533,494)	(451,223)
Proceeds from sales of property, plant, and equipment	42,025	29,072
Net assets of businesses acquired	(168,520)	(4,670)
Investments in and advances to affiliates	(111,426)	(96,967)
Distributions from affiliates, excluding dividends	51,158	125,357
Purchases of marketable securities	(636,896)	(1,320,069)
Proceeds from sales of marketable securities	491,702	1,595,263
Other - net	(18,856)	18,567
Total Investing Activities	(884,307)	(104,670)

Financing Activities
Long-term debt borrowings	603,874	8,547
Long-term debt payments	(262,042)	(174,018)
Net borrowings (payments) under lines of credit agreements	196,982	(1,520,661)
Purchases of treasury stock	(74)	(3,514)
Cash dividends	(176,433)	(153,967)
Proceeds from exercises of stock options	18,128	26,207
Total Financing Activities	380,435	(1,817,406)

Increase In Cash and Cash Equivalents	395,808	121,676
Cash and Cash Equivalents-Beginning of Period	522,420	540,207

Cash and Cash Equivalents-End of Period	$918,228	$661,883

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

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

Asset Abandonments and Write-downs

The Company recorded a $4 million and $27 million charge in cost of products sold for the quarter and nine months ended March 31, 2006, respectively, related to the abandonment and write-down of certain long-lived assets. In addition, the Company recorded a $9 million loss in equity in earnings of affiliates for the nine months ended March 31, 2006 representing the Company’s share of a charge for abandonment and write-down of certain long-lived assets reported by an unconsolidated affiliate of the Company. These assets were principally related to underperforming product lines and the decision to abandon was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value. After the write-downs, the carrying value of these assets is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Prior to July 1, 2004, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized during the quarter and nine months ended March 31, 2005 was the same as the expense which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Number 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, compensation expense recognized for the quarter and nine months ending March 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS Number 123, and (b) compensation expense for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS Number 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS Number 123(R) on July 1, 2005, the Company’s earnings before income taxes and net earnings for the quarter ended March 31, 2006, were $3 million and $2 million higher, respectively, than if the Company had continued to account for share-based compensation under SFAS Number 123. The Company’s earnings before income taxes and net earnings for the nine months ended March 31, 2006, were $25 million and $16 million lower, respectively, than if the Company had continued to account for share-based compensation under SFAS Number 123. SFAS Number 123(R) required the acceleration of share-based compensation expense into the quarter in which the grants were issued to retirement eligible employees pursuant to the Company’s 2002 Incentive Compensation Plan. Basic and diluted earnings per share for the quarter ended March 31, 2006 were not impacted by the adoption of SFAS Number 123(R). Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $1.41 and $1.40, respectively, if the Company had not adopted SFAS Number 123(R), compared to reported basic and diluted earnings per share of $1.38.

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

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock awards at no cost to certain officers and key employees. The awarded shares are made in common stock and vest at the end of a three-year restriction period. During the quarters ended March 31, 2006 and 2005, there were no common shares granted as restricted stock awards. During the nine months ended March 31, 2006 and 2005, 2.3 million and 2.5 million common shares, respectively, were granted as restricted stock awards. At March 31, 2006, there were 0.4 million, 1.1 million, and 13.2 million shares available for future grants pursuant to the 1996, 1999, and 2002 plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

Compensation expense for option grants and restricted stock awards granted to employees is generally recognized on a straight-line basis during the service period of the respective grant. Certain of the Company’s option grants and restricted stock awards continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and restricted stock awards granted to retirement eligible employees is recognized in earnings on the date of grant. Total compensation expense recognized during the quarters ended March 31, 2006 and 2005 was $8 million and $7 million, respectively. Total compensation expense recognized during the nine months ended March 31, 2006 and 2005, was $58 million and $21 million, respectively.

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

	March 31,
	2006	2005

Dividend yield	2%	2%
Risk-free interest rate	4%	4%
Stock volatility	31%	27%
Average expected life (years)	8	9

A summary of option activity under the plans as of March 31, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Shares under option at June 30, 2005	10,523	$13.19
Granted	3,071	20.89
Exercised	(1,886)	12.33
Forfeited or expired	(801)	15.30
Shares under option at March 31, 2006	10,907	$15.35	6	$199,574
Exercisable at March 31, 2006	2,429	$12.42	3	$51,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 3. Stock Compensation (Continued)

The weighted-average grant-date fair values of options granted during the nine months ended March 31, 2006 and 2005 were $7.22 and $4.34, respectively. The total intrinsic values of options exercised during the nine months ended March 31, 2006 and 2005, were $27 million and $28 million, respectively.

As of March 31, 2006, there was $34 million of total unrecognized compensation expense related to option grants. Amounts to be recognized as compensation expense during the remainder of fiscal 2006 and the next five fiscal years are $3 million, $9 million, $8 million, $7 million, $4 million, and $2 million, respectively.

The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of shares granted during the nine months ended March 31, 2006 and 2005 were $20.90 and $15.73, respectively. A summary of the status of the Company’s restricted shares as of March 31, 2006, and changes during the nine months then ended is presented below:

Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)

Nonvested at June 30, 2005	4,434	$14.35
Granted	2,266	20.90
Vested	(929)	11.32
Forfeited	(326)	15.93
Nonvested at March 31, 2006	5,445	$17.50

As of March 31, 2006 there was $32 million of total unrecognized compensation expense related to restricted shares. Amounts to be recognized as compensation expense during the remainder of fiscal 2006 and the next three fiscal years are $6 million, $18 million, $7 million, and $1 million, respectively. The total fair value of restricted shares vested during the nine months ended March 31, 2006 was $10 million. No restricted shares vested during the quarter ended March 31, 2006, nor in the quarter and nine months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net earnings	$347,796	$269,095	$901,811	$848,901

Net change in unrealized gain
(loss) on investments	(13,700)	(68,771)	(72,142)	(15,948)
Deferred gain (loss) on hedging
activities	(16,410)	7,401	8,350	(59,467)
Minimum pension
liability adjustment	(936)	(1,566)	(553)	(4,020)
Foreign currency translation
adjustment	35,879	(126,998)	(3,826)	198,093

Comprehensive income	$352,629	$79,161	$833,640	$967,559

Note 5.  Other (Income) Expense - Net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Interest expense	$90,446	$80,293	$263,344	$241,903
Investment income	(48,295)	(36,300)	(146,143)	(91,756)
Net (gain) loss on marketable securities transactions	282	(113,820)	(27,952)	(113,261)
Equity in earnings of affiliates	(54,930)	(36,611)	(113,604)	(173,409)
Other	(7,029)	(8,137)	(8,275)	(7,461)
	$(19,526)	$(114,575)	$(32,630)	$(143,984)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries
Note 6.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and nine months ended March 31, 2006 and 2005 is as follows:

	Pension Benefits
	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$13,465	$13,361	$51,714	$40,084
Interest cost	19,405	19,297	62,262	57,891
Expected return on plan assets	(17,756)	(17,067)	(57,907)	(51,199)
Actuarial loss	8,054	8,143	25,552	24,427
Net amortization	1,313	1,140	3,923	3,419
Net periodic defined benefit plan expense	$24,481	$24,874	$85,544	$74,622

	Postretirement Benefits
	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$1,665	$1,616	$4,995	$4,849
Interest cost	2,130	1,925	6,392	5,775
Actuarial loss	107	22	321	67
Net amortization	(279)	(279)	(837)	(837)
Net periodic defined benefit plan expense	$3,623	$3,284	$10,871	$9,854

Note 7. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial. Should the Company be required to make any payments pursuant to these guarantees, the Company has, for a majority of these agreements, a security interest in the underlying assets of the primary entity. These debt guarantees totaled $409 million at March 31, 2006. Outstanding borrowings under these guarantees were $156 million at March 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 8.  Segment Information (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Sales to external customers
Oilseeds Processing	$2,808,375	$2,620,693	$8,730,503	$8,614,395
Corn Processing	1,111,734	1,093,949	3,414,335	3,291,771
Agricultural Services	4,114,818	3,654,129	11,535,958	11,137,261
Other	1,087,914	1,115,400	3,367,979	3,476,681
Total	$9,122,841	$8,484,171	$27,048,775	$26,520,108

Intersegment sales
Oilseeds Processing	$36,388	$43,897	$117,567	$119,556
Corn Processing	91,199	75,354	283,313	214,202
Agricultural Services	352,206	269,531	945,980	828,825
Other	28,991	26,997	85,920	81,434
Total	$508,784	$415,779	$1,432,780	$1,244,017

Net sales
Oilseeds Processing	$2,844,763	$2,664,590	$8,848,070	$8,733,951
Corn Processing	1,202,933	1,169,303	3,697,648	3,505,973
Agricultural Services	4,467,024	3,923,660	12,481,938	11,966,086
Other	1,116,905	1,142,397	3,453,899	3,558,115
Intersegment elimination	(508,784)	(415,779)	(1,432,780)	(1,244,017)
Total	$9,122,841	$8,484,171	$27,048,775	$26,520,108

Segment operating profit
Oilseeds Processing	$176,550	$60,734	$403,742	$270,789
Corn Processing	218,692	177,873	591,482	412,954
Agricultural Services	78,601	54,644	192,216	193,779
Other	75,649	83,336	236,465	322,422
Total segment operating profit	549,492	376,587	1,423,905	1,199,944
Corporate	(56,529)	32,449	(150,506)	49,391
Earnings before income taxes	$492,963	$409,036	$1,273,399	$1,249,335

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the quarter ended March 31, 2006, strong biodiesel demand in Europe continued to positively impact rapeseed crushing margins in Europe. Abundant oilseed supplies positively impacted oilseed crushing margins in North America. Increased sweetener and ethanol average selling prices favorably impacted corn processing operations. Higher energy costs have adversely affected manufacturing costs.

Net earnings for the quarter increased principally due to improved Oilseeds Processing, Corn Processing, and Agricultural Services operating results. Oilseeds Processing results increased principally due to improved operating results in North America, South America, Europe, and Asia. Corn Processing operating results improved due primarily to higher average sweetener and ethanol selling prices, partially offset by increased energy costs and lower ethanol sales volumes. Ethanol sales volumes declined versus year-ago levels as last year’s volumes included a draw-down of ethanol stocks which were built up in anticipation of new markets. Agricultural Services results increased due primarily to improved transportation operating results. These increases were partially offset by costs associated with exiting the European animal feed business. In addition, last year’s results included $114 million of realized securities gain from the sale of Tate & Lyle plc shares.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 8% for the quarter to $9.1 billion principally due to higher average selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$2,808,375	$2,620,693	$187,682
Corn Processing
Sweeteners and Starches	500,712	450,111	50,601
Bioproducts	611,022	643,838	(32,816)
Total Corn Processing	1,111,734	1,093,949	17,785

Agricultural Services	4,114,818	3,654,129	460,689
Other
Food and Feed Ingredients	1,068,926	1,098,255	(29,329)
Financial	18,988	17,145	1,843
Total Other	1,087,914	1,115,400	(27,486)
Total	$9,122,841	$8,484,171	$638,670

Oilseeds Processing sales increased 7% to $2.8 billion primarily due to higher average selling prices. Corn Processing sales increased 2% to $1.1 billion due to increases of both sales volumes and average selling prices of Sweeteners and Starches, partially offset by decreased sales of Bioproducts. Bioproducts sales decreased primarily due to lower ethanol sales volumes and to lower average selling prices of lysine. These decreases were partially offset by increased ethanol average selling prices. Agricultural Services sales increased 13% to $4.1 billion principally due to higher average selling prices of agricultural commodities and, to a lesser extent, increased sales volumes of agricultural commodities. Other sales decreased 2% primarily due to lower average selling prices of cocoa products and to lower sales volumes of cocoa and formula feed products. These decreases were partially offset by increased average selling prices and increased sales volumes of wheat flour products and increased average selling prices of formula feed products.

Cost of products sold increased 6% to $8.4 billion for the quarter primarily due to higher average costs of agricultural commodities and increased manufacturing costs. Manufacturing costs for the quarter increased $67 million from the comparable period of a year ago primarily due to higher energy costs.

Selling, general, and administrative expenses increased $17 million to $297 million for the quarter due primarily to increased employee benefits costs, including $5 million of severance costs associated with the closure of a citric acid plant, and increased provisions for doubtful accounts.

Other income decreased $95 million due primarily to last year’s $114 million realized securities gain from the sale of Tate & Lyle plc shares, partially offset by increased equity in earnings of unconsolidated affiliates. The increase in equity in earnings of unconsolidated affiliates is principally due to improved earnings of the Company’s Asian oilseed crushing ventures, partially offset by lower valuations of the Company’s private equity fund investments. Interest expense increased due to higher borrowing levels and increased interest rates. Investment income increased due to higher average investment levels and increased interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$176,550	$60,734	$115,816
Corn Processing
Sweeteners and Starches	113,223	79,817	33,406
Bioproducts	105,469	98,056	7,413
Total Corn Processing	218,692	177,873	40,819
Agricultural Services	78,601	54,644	23,957
Other
Food and Feed Ingredients	34,764	43,544	(8,780)
Financial	40,885	39,792	1,093
Total Other	75,649	83,336	(7,687)
Total Segment Operating Profit	549,492	376,587	172,905
Corporate	(56,529)	32,449	(88,978)
Earnings Before Income Taxes	$492,963	$409,036	$83,927

Oilseeds Processing operating profit increased $116 million to $177 million for the quarter due to improved processing results in North America, South America, Europe and Asia. North American processing results improved principally due to abundant oilseed supplies in the United States which improved oilseed crushing margins. European processing results improved principally due to strong demand for biodiesel and abundant rapeseed supplies in Europe. Improved results of South American origination activities also contributed to the improvement in operating profits. Operating profits for the quarter include a $4 million charge for abandonment and write-down of long-lived assets.

Corn Processing operating profits increased $41 million to $219 million for the quarter. Sweeteners and Starches operating profits increased $33 million due principally to higher average selling prices and sales volumes, partially offset by increased energy costs. Bioproducts operating profits increased $7 million primarily due to higher average selling prices of ethanol. These increases were partially offset by increased energy costs, lower ethanol sales volumes, and lower lysine average selling prices.

Agricultural Services operating profits increased $24 million to $79 million for the quarter due to improved North American origination and transportation results, partially offset by a decline in global grain merchandising operating results. The improvement in transportation operating results is principally due to increased barge freight rates.

Other operating profits decreased $8 million to $76 million for the quarter. Other - Food and Feed Ingredients operating profits decreased $9 million primarily due to costs associated with exiting the European animal feed business, partially offset by improved Wheat Processing operating results. Other - Financial operating profits increased $1 million for the quarter as improvements in the Company’s captive insurance operations more than offset lower valuations of the Company’s private equity fund investments.

Corporate decreased $89 million for the quarter due primarily to last year’s $114 million realized securities gain from the sale of Tate & Lyle plc shares, partially offset by a $23 million reduction in unallocated interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes increased for the quarter due principally to higher pretax earnings, partially offset by a decrease in the Company’s effective tax rate. The Company’s effective tax rate for the quarter was 29.4% as compared to 34.2% for the comparable period of a year ago. The decrease in the Company’s effective tax rate is principally due to changes in the jurisdictional mix of pretax earnings.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED
MARCH 31, 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. During the first quarter of fiscal 2006, hurricanes in the gulf coast region of the United States disrupted North American grain origination and agricultural commodity export operations. This disruption in operations negatively impacted export volumes. Strong biodiesel demand in Europe continued to positively impact rapeseed crushing margins in Europe and abundant oilseed supplies positively impacted oilseed crushing margins in North America. Lower commodity price levels for corn favorably impacted corn processing operations. Ethanol experienced good demand due to gasoline refiners replacing MTBE with ethanol.

Net earnings for the nine months increased principally due to improved operating results of Oilseeds Processing and Corn Processing and a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision. Net earnings for the nine months include a $31 million charge as a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) Number 123(R), a $27 million charge for abandonment and write-down of long-lived assets, a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $20 million of severance costs associated with the closure of a citric acid plant. Last year’s net earnings include $122 million in income from the effect of changing commodity prices on LIFO inventory valuations and $114 million of realized securities gain from the sale of Tate & Lyle plc shares. In addition, last year’s earnings include a $45 million gain representing the Company’s equity share of the gain reported by the Company’s unconsolidated affiliate, Compagnie Industrielle et Financiere des Produits Amylaces SA, upon the sale of its interest in Tate and Lyle plc (the “CIP Gain”).

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 2% to $27.0 billion for the nine months due primarily to higher average selling prices and, to a lesser extent, increased sales volumes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the nine months are as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$8,730,503	$8,614,395	$116,108
Corn Processing
Sweeteners and Starches	1,485,631	1,412,269	73,362
Bioproducts	1,928,704	1,879,502	49,202
Total Corn Processing	3,414,335	3,291,771	122,564

Agricultural Services	11,535,958	11,137,261	398,697
Other
Food and Feed Ingredients	3,316,151	3,424,093	(107,942)
Financial	51,828	52,588	(760)
Total Other	3,367,979	3,476,681	(108,702)
Total	$27,048,775	$26,520,108	$528,667

Oilseeds Processing sales increased 1% to $8.7 billion for the nine months due to higher sales volumes of oilseed products and oilseed exports. Corn Processing sales increased 4% to $3.4 billion for the nine months primarily due to increased sales of Sweeteners and Starches and, to a lesser extent, increased Bioproducts sales. Sweeteners and Starches sales increased due to higher average selling prices and sales volumes. Bioproducts sales increased primarily due to increased sales volumes and average selling prices of ethanol, partially offset by lower average selling prices of lysine. The increase in ethanol sales volumes was principally due to increased demand from gasoline refiners as refiners used ethanol to replace MTBE as a gasoline additive. Agricultural Services sales increased 4% to $11.5 billion for the nine months primarily due to increased commodity prices in North America and, to a lesser extent, increased sales volumes and average selling prices of global grain merchandising activities. These increases were partially offset by decreased commodity sales volumes in North America. The decreased sales volumes were primarily due to disruptions in North American grain origination and export activities caused by the hurricanes in the gulf coast region. Other sales decreased 3% to $3.4 billion primarily due to decreased average selling prices of cocoa products and lower sales volumes of formula feed products.

Cost of products sold increased 1% to $24.9 billion for the nine months due primarily to increased manufacturing costs. Manufacturing costs for the nine months increased $281 million from the comparable period of a year ago primarily due to increased energy costs, a charge for abandonment and write-down of long-lived assets, and increased employee-related costs.

Selling, general, and administrative expenses increased $94 million to $896 million for the nine months principally due to increased employee-related costs, including a $31 million charge related to the adoption of SFAS 123(R), $20 million of severance costs associated with the closure of a citric acid plant, and increased provisions for doubtful accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income decreased $111 million due primarily to an $85 million decrease in realized securities gains, a $60 million decrease in equity in earnings of affiliates, and a $21 million increase in interest expense. These decreases were partially offset by a $54 million increase in investment income. The decrease in realized securities gains is primarily due to last year’s $114 million realized securities gain from the sale of Tate & Lyle plc shares, partially offset by $29 million of realized securities gains during the nine months. The decrease in equity in earnings of affiliates is primarily due to last year’s CIP Gain and lower valuations of the Company’s private equity fund investments, partially offset by improved earnings of the Company’s Asian oilseed crushing ventures. Interest expense increased primarily due to higher average borrowing levels and interest rates. Investment income increased primarily due to the reversal of Brazilian transactional taxes previously assessed on investment income upon positive resolution in the Brazilian Supreme Court and increased average investment levels and interest rates.

Operating profit by segment for the nine months is as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$403,742	$270,789	$132,953
Corn Processing
Sweeteners and Starches	319,747	179,455	140,292
Bioproducts	271,735	233,499	38,236
Total Corn Processing	591,482	412,954	178,528
Agricultural Services	192,216	193,779	(1,563)
Other
Food and Feed Ingredients	138,895	203,591	(64,696)
Financial	97,570	118,831	(21,261)
Total Other	236,465	322,422	(85,957)
Total Segment Operating Profit	1,423,905	1,199,944	223,961
Corporate	(150,506)	49,391	(199,897)
Earnings Before Income Taxes	$1,273,399	$1,249,335	$24,064

Oilseeds Processing operating profits increased $133 million to $404 million for the nine months primarily due to improved global market conditions. European processing results improved principally due to strong demand for biodiesel and abundant rapeseed supplies in Europe. North American processing results improved principally due to abundant oilseed supplies in the United States which improved oilseed crushing margins. South American operating results increased primarily due to improved origination activities. Operating profits for the nine months include a $4 million charge for abandonment and write-down of long-lived assets.

Corn Processing operating profits increased $179 million to $591 million for the nine months primarily due to lower net corn costs, partially offset by increased energy costs. Sweeteners and Starches operating profits increased $140 million due primarily to decreased net corn costs and, to a lesser extent, higher average sales prices and sales volumes. These increases were partially offset by increased energy costs. Bioproducts operating profits increased $38 million primarily due to decreased net corn costs and higher ethanol sales volumes and average selling prices, partially offset by increased energy costs, lower lysine average selling prices, and $20 million of severance costs related to the closure of a citric acid plant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits decreased 1% to $192 million for the nine months as improved results from transportation operations were partially offset by a decline in global grain merchandising operations and the negative impact of hurricanes on North American origination and export operating results.

Other operating profits decreased $86 million for the nine months. Other - Food and Feed Ingredient operating results decreased $65 million due primarily to a $23 million charge for abandonment and write-down of long-lived assets and a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company. In addition, cocoa processing, natural health and nutrition, and formula feed operating results declined from prior year levels. Formula feed operating results declined due to costs associated with exiting the European animal feed business. Other - Financial decreased $21 million due primarily to lower valuations of the Company’s private equity fund investments, partially offset by improved results of the Company’s captive insurance operations.

Corporate decreased $200 million for the nine months due primarily to a $122 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations, last year’s $114 million realized securities gain from the sale of Tate & Lyle plc shares, last year’s CIP Gain, and a $22 million charge upon the adoption of SFAS 123(R), partially offset by the aforementioned $19 million reversal of Brazilian transactional taxes and an $80 million reduction in unallocated interest expense.

Income taxes decreased due principally to a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision. The Company’s effective tax rate for the nine months was 29.2% as compared to 32.1% for the comparable period of a year ago. Excluding the effect of the $36 million tax credit, the Company’s effective tax rate was 32.0% for the nine months and, after excluding the effect of the CIP Gain, was 33.3% for the prior year. No tax was provided on the CIP Gain in the prior year as CIP is a corporate joint venture of the Company, and permanently reinvested the proceeds from the sale. The decrease in the Company’s effective tax rate for the nine months is primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

At March 31, 2006, the Company continued to show substantial liquidity with working capital of $5.2 billion and a current ratio, defined as current assets divided by current liabilities, of 1.8. Working capital increased $829 million during the nine months due principally to the Company issuing $600 million of debentures which are due in 2035 and bear interest at a rate of 5.375%. Capital resources remained strong as reflected in the Company’s net worth of $9.2 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) at March 31, 2006, was 31% compared to 30% at June 30, 2005. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

Except for the Company’s issuance of $600 million of debentures as described above, there were no material changes in the Company’s contractual obligations and commercial commitments during the nine months ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk sensitive instruments and positions during the nine months ended March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

 As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (“USEPA”) issued a Finding of Violation on March 3, 2005, regarding alleged violations of the National Emission Standards for Hazardous Air Pollutants for Pharmaceutical Production relating to the operation of the Company’s Vitamin E Plant in Decatur, Illinois. The alleged violations relate to compliance demonstrations for equipment testing and monitoring, recordkeeping and reporting, but do not allege any violations of applicable air emissions limitations. The Company met with representatives of the USEPA on April 12, 2005, to discuss the allegations, and USEPA has indicated that it is seeking a civil penalty of approximately $1.2 million. The Company has been working cooperatively with the USEPA and now has a program in place that meets all applicable requirements. In management’s opinion, the civil penalty imposed will not have a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2006 to
January 31, 2006	13,015	$29.27	386	92,905,702

February 1, 2006 to
February 28, 2006	48,589	30.96	645	92,905,057

March 1, 2006 to
March 31, 2006	29,673	32.43	555	92,904,502

Total	91,277	$31.20	1,586	92,904,502

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

(10.2)
Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz, filed on May 1, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44), is incorporated herein by reference.

(10.3)
Transition Agreement between Archer-Daniels-Midland Company and G. Allen Andreas dated May 5, 2006 filed on May 8, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: May 9, 2006