Form 10-K
period 2006-06-30
ARCHER DANIELS MIDLAND CO
filed 2006-09-11
CIK 7084

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

217-424-5200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange
Chicago Stock Exchange
Swiss Stock Exchange
Frankfurt Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

Common Stock, no par value--$15.7 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2005)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value—655,717,116 shares
(July 31, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended June 30, 2006 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of stockholders to be held November 2, 2006 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions. The Company’s actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2006. Among these risks are legislative acts, changes in the prices of food, feed and other commodities, including gasoline, and macroeconomic conditions in various parts of the world. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

(a)
General Development of Business

Archer Daniels Midland Company was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.

During the last five years, the Company has experienced significant growth, spending approximately $4.0 billion for construction of new plants, expansions of existing plants and the acquisitions of plants and transportation equipment. There have been no significant dispositions during this period.

During 2006, the Company announced plans to expand its ethanol production capacity by 550 million gallons through the construction of two dry corn milling plants. The Company also announced plans to construct a polyhydroxy alkanoate (PHA) natural plastics production facility, a new U.S. cocoa processing facility, and a U.S. biodiesel production facility. The Company expects to spend approximately $3.1 billion to construct these facilities and other approved capital projects over the next four years.

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

Financial information with respect to the Company’s reportable business segments is set forth in “Note 13 of Notes to Consolidated Financial Statements” of the annual shareholders’ report for the year ended June 30, 2006 and is incorporated herein by reference.

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

Item 1.	BUSINESS - Continued

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

Corn Processing

The Company is engaged in wet milling and dry milling corn operations. Products produced for use in the food and beverage industry include syrup, starch, glucose, dextrose, and sweeteners. Dextrose is also produced for use by the Company as a feedstock for its bioproducts operations. Corn gluten feed and meal as well as distillers grains are produced for use as feed ingredients. Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and meal.

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

A.C. Toepfer International and affiliates, in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products. Toepfer has 39 sales offices worldwide and operates export, river, and country elevators in Argentina, Romania, and the Ukraine.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

The Company owns a 23% interest in Agricore United, one of Canada’s leading agri-businesses.

Item 1.	BUSINESS - Continued

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

Gruma S.A. de C.V. and affiliates, of which the Company has a 27% interest, is the world's largest producer and marketer of corn flour and tortillas with operations in the U.S., Mexico, Central America, South America and Europe. Additionally, the Company has a 20% interest in a joint venture which consists of the combined U.S. corn flour operations of ADM and Gruma. The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.

International Malting Company, a joint venture between the Company and the Lesaffre Company, operates malting barley plants in the United States, Australia, New Zealand, and Canada. The Company has a 50% ownership interest in this joint venture.

Item 1.	BUSINESS - Continued

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

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.

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

(ii)
Status of new products

The Company continues to expand its business through the development and production of new, value-added products. A new line of trans-free fats and oils is being marketed under the NovaLipid™ brand using enzymatic interesterification technology. This portfolio of new products allows margarines, shortenings and other products to be produced with near zero levels of trans-fatty acids. The Company’s capacity to produce these products has been expanded several times both at the Quincy, Illinois and at the Mankato, Minnesota vegetable oil refineries. A number of customers have launched trans-free margarines and bakery products using the NovaLipid™ enzymatically interesterified products.

Food ingredient research continues to explore new applications for existing products. In this area, a soluble fiber derived from corn, Fibersol-2, continues to find new markets. It has recently been featured in a new orange juice with added fiber as well as being used in breakfast cereal products.

Item 1.	BUSINESS - Continued

Research into producing biodiesel is focused on lowering costs in the process as well as continuing to study a variety of fatty acid feed stocks. The Company’s research group is developing a variety of base and acid catalyzed technologies for converting different fatty acid streams to methyl esters.

A joint research project with Argonne National Laboratory is focused on the development of a separative bioreactor which utilizes the principles of electrodeionization that allows the production of chemicals from biomass feedstocks without the production of salt byproducts. In addition a joint project with the Department of Energy on the utilization of corn fiber in an advanced biorefinery is reaching the commercialization stage.

The Company’s joint development alliance with Metabolix to produce PHA via fermentation met its research goals. From this alliance, a 50/50 joint venture has been formed to manufacture and market natural PHA polymers for a variety of applications, including coated paper, film, and molded goods. The joint venture is planning to establish a state-of-the-art production facility. Natural PHA polymers are produced using a fully-biological fermentation process that converts agricultural raw materials such as corn sugar into a range of biodegradable and compostable plastics.

The Company acquired an exclusive license for flax lignan technology that may have potential for health maintenance and possible risk reduction of several diseases. The license gives the Company an exclusive, worldwide right to produce and sell flax lignans for use as an active ingredient in functional foods, nutraceuticals, pharmaceuticals, animal feed additives and veterinary products. Commercial scale production of lignans is starting in fiscal 2007.

The Company has two projects currently funded under the federal government’s biomass program.  One project, funded by the U.S. Department of Energy, is targeted at converting a portion of the corn fiber stream produced in the corn wet milling operation to fermentable sugars.  This sugar stream can then be used for ethanol production or chemical synthesis.  This same process will also produce a vegetable oil stream high in phytosterols and a new fiber stream for food and feed applications.   The second project, co-funded by the U.S. Department of Agriculture, is focused on the development of a corn substitute for ruminant feed applications by combining distillers dried grains with pretreated cellulose streams such as corn stover or wheat straw.

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

Item 1.	BUSINESS - Continued

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

(vi)	Working capital items Price variations and availability of raw agricultural commodities may cause fluctuations in the Company's receivables, inventories, and short-term borrowings.

(vii)	Dependence on single customer No material part of the Company's business in any segment is dependent upon a single customer or very few customers.

(viii)	Amount of backlog Because of the nature of the Company's business, the backlog of orders at year end is not a significant indication of the Company's activity for the current or upcoming year.

(ix)	Business subject to renegotiation The Company has no business with the government subject to renegotiation.

(x)	Competitive conditions Item 1A, “Risk Factors,” includes a description of the Company’s competitive conditions.

(xi)
Research and development expenditures

The Company’s research and development expenditures are focused on developing food, feed, fuel and industrial products from renewable, agricultural crops. The Company uses technical services representatives to interact with customers to understand the customers’ product needs. These technical service representatives then interact with researchers who are familiar with the Company’s wide range of food, feed, fuel and industrial products as well as applications technology. These individuals form quick acting teams to develop solutions to customer needs.

Item 1.	BUSINESS - Continued

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

The amounts spent during the three years ended June 30, 2006, 2005 and 2004 for such technical efforts were approximately $45 million, $40 million and $32 million, respectively.

(xii)
Material effects of capital expenditures for environmental protection

During the year ended June 30, 2006, $61 million was spent for equipment, facilities and programs for pollution control and compliance with the requirements of various environmental agencies.

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

(xiii)	Number of employees The number of persons employed by the Company was approximately 26,800 at June 30, 2006.

(d)
Financial Information About Foreign and Domestic Operations and Export Sales

Item 1A, “Risk Factors,” includes a description of the Company’s foreign operations. Geographic financial information is set forth in "Note 13 of Notes to Consolidated Financial Statements" of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

Export sales by segment for the last three years were as follows:

	2006	2005	2004
	(in thousands)
Oilseeds Processing	$639,255	$800,003	$1,212,729
Corn Processing	452,841	426,999	533,672
Agricultural Services	5,296,654	5,005,900	5,001,022
Other	193,780	211,301	246,478
Total	$6,582,530	$6,444,203	$6,993,901

Item 1.	BUSINESS - Continued

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

The public may read and copy any materials filed by the Company with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A.	RISK FACTORS

The availability and price of the agricultural commodities and agricultural commodity products the Company produces and merchandises can be affected by weather, disease, government programs and other factors beyond the Company’s control.

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. These factors have historically caused volatility in the agricultural commodities industry and, consequently, in the Company’s operating results. Reduced supply of agricultural commodities due to weather-related factors could adversely affect the Company’s profitability by increasing the cost of raw materials used in the Company’s agricultural processing operations. Reduced supplies of agricultural commodities could also limit the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect the Company’s profitability. In addition, the availability and price of agricultural commodities can be affected by other factors such as plant disease which can result in crop failures and reduced harvests.

Fluctuations in energy prices could adversely affect the Company’s operating results.

The Company’s operating costs and selling prices of certain finished products are sensitive to changes in energy prices. The Company’s processing plants are powered principally by electricity, natural gas, and coal. The Company’s transportation operations are dependent upon diesel fuel and other petroleum products. Significant increases in the cost of these items could adversely affect the Company’s production costs and profitability.

Item 1A.	RISK FACTORS - Continued

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. Therefore, the selling prices of ethanol and biodiesel relate to the selling prices of unleaded gasoline and diesel fuel. A significant decrease in the price of unleaded gasoline or diesel fuel could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel and could adversely affect the Company’s revenues and operating results.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company conducts its business in many countries and wholly-owns, or has significant ownership interests in, subsidiaries located outside of the United States. The Company’s operations are principally in developed countries. However, volatile economic, political and market conditions in some countries in which the Company operates may have a negative impact on operating results and the Company’s ability to execute its business strategies.

The Company is also exposed to other risks of international operations, including:
•	regulation of the economy in the markets in which the Company operates;
•	inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;
•	trade barriers on imports or exports, such as higher tariffs and taxes on imports of agricultural commodities and commodity products;
•	changes in the tax laws or inconsistent tax regulations in the countries in which the Company operates;
•	currency exchange rate fluctuations; exchange controls or other currency restrictions; and
•	civil unrest or significant political instability.

The occurrence of any of these events in the markets in which the Company operates, or in other markets where the Company plans to expand or develop its business, could jeopardize or limit the Company’s ability to transact business in those markets and could adversely affect the Company’s revenues and operating results.

Disruption of transportation services could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services. A disruption in transportation services could result in supply problems at the Company’s processing plants and impair the Company’s ability to deliver processed products to its customers in a timely manner. In addition, a disruption in transportation services could adversely impact the Company’s procurement, transportation, and merchandising operations. The Company owns ground, river, and rail transportation assets in order to manage its risk related to transportation system disruptions. However, a natural disaster or other catastrophic event could result in disruptions in regional transportation infrastructure systems affecting the Company’s transportation assets and those of the Company’s third-party transportation providers. Disruption in transportation services could interrupt the Company’s processing, procurement, transportation, and merchandising operations and adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS - Continued

Government policies and environmental regulations affecting the agricultural sector and related industries could adversely affect the Company’s operations and profitability.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets and could negatively impact the Company’s operating results.

A significant part of the Company’s operations are regulated by environmental laws and regulations. The production of the Company’s products requires the use of materials which can create emissions of certain regulated substances. The Company cannot be assured that it is in compliance with all environmental requirements at all times, or that the Company will not incur material costs or liabilities to comply with environmental requirements. In addition, changes to environmental regulations may require the Company to modify its existing processing facilities and could significantly increase operating costs.

The Company faces significant competition in each of its business segments.

The Company has significant competition in the markets in which it operates. Markets for the Company’s products are highly price competitive and sensitive to product substitution. No single company competes with the Company in all of its markets. However, a number of large companies compete with the Company in one or more markets. Major competitors in one or more markets include Barry Callebaut A.G., Bunge, Ltd., Cargill, Inc., Corn Products International, Inc. and Tate & Lyle PLC. In addition, the Company also competes with regional suppliers, processors and distributors, and farm cooperatives. Competition could cause the Company to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on the Company’s revenues and operating results.

The Company is subject to food and feed industry risks.

The Company is subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims. In addition, the Company may not always be able to obtain adequate liability insurance related to product liability and food safety matters. The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed. The Company is subject to risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, mad-cow disease and avian influenza. The outbreak of disease could adversely affect demand for the Company’s products used as ingredients in livestock and poultry feed. A decrease in demand for these products could adversely affect the Company’s revenues and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States
Owned	137	98	235	174	100	274
Leased	3	1	4	5	25	30
	140	99	239	179	125	304

The Company’s operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in grain producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States

Owned	43	45	88	14	78	92
Leased	-	-	-	-	14	14
	43	45	88	14	92	106

The Company operates twenty-one domestic and seventeen foreign oilseed crushing plants with a daily processing capacity of approximately 89,000 metric tons (3.3 million bushels). The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas. The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland, and the Ukraine.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as seventeen foreign refineries in Bolivia, Brazil, Canada, England, France, Germany, India, the Netherlands, and Poland. The Company packages oils at seven domestic plants located in California, Florida, Georgia, and Illinois, as well as at six foreign plants located in Bolivia, Brazil, England, and Germany. Cotton linter pulp is produced in Tennessee and cottonseed flour is produced in Texas. The Company operates two fertilizer blending plants in Brazil and two biodiesel plants in Germany.

The Oilseeds Processing segment operates fourteen domestic country grain elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 6 million bushels, are located in Illinois, Missouri and North Carolina.

This segment also operates ninety-two foreign elevators, including port facilities, in Bolivia, Brazil, Canada, Germany, Mexico, the Netherlands, Paraguay, and Poland as adjuncts to its processing plants. These facilities have a storage capacity of 126 million bushels.

Item 2.	PROPERTIES - Continued

Corn Processing

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States

Owned	14	-	14	5	-	5

The Company operates five wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 50,500 metric tons (2.0 million bushels). Corn germ extraction plants, sweeteners and starches production facilities, and bioproducts production facilities are located in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota. The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants. These elevators, with an aggregate storage capacity of 10.5 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States

Owned	1	-	1	132	17	149
Leased	1	-	1	5	5	10
	2	-	2	137	22	159

The Company operates a rice mill located in California and an animal feed facility in Illinois. The Agricultural Services segment operates one hundred thirty-seven domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including fifty-three country elevators and eighty-four sub-terminal, terminal and river loading facilities including eight grain export elevators in Florida, Louisiana, Ohio and Texas. Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas. These elevators have an aggregate storage capacity of approximately 334 million bushels. The Company has four grain export elevators in Argentina and the Ukraine that have an aggregate storage capacity of approximately 20 million bushels. The Company has thirteen country elevators located in the Ukraine, Romania, and the Dominican Republic. In addition, the Company has five river elevators located in Romania and the Ukraine.

Other

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States

Owned	79	53	132	23	5	28
Leased	2	1	3	-	6	6
	81	54	135	23	11	34

Item 2.	PROPERTIES - Continued

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty-one foreign flour mills with a total daily milling capacity of approximately 27,100 metric tons (1.0 million bushels). The Company also operates six bakery mix plants. These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica. The Company operates two foreign formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada. The Company operates a food ingredient plant and a rice milling plant in Jamaica.

The Company operates three domestic and ten foreign chocolate and cocoa bean processing plants. The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, China, England, Ivory Coast, the Netherlands, Poland, and Singapore. The Company operates eleven cocoa bean procurement and handling facilities/port sites in the Ivory Coast, Indonesia, Malaysia, and Brazil.

The Company operates two domestic soy protein specialty plants in Illinois and one foreign plant in the Netherlands. Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands. The Company also operates a starch and gluten plant in Iowa and one in Canada. The Company produces soy-based foods at plants in Illinois, North Dakota, and England. The Company produces Vitamin E, sterols, and isoflavones at plants in Illinois. The Company also operates a bakery mix and specialty ingredient plant in Kansas and a honey drying operation in Wisconsin.

The Company operates twenty-three domestic edible bean procurement facilities with an aggregate storage capacity of approximately 11 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

The Company also operates thirty domestic and six foreign formula feed and animal health and nutrition plants. The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, South Dakota, Texas, Washington, and Wisconsin. The foreign plants are located in Canada, China, Puerto Rico, and Trinidad.

Item 3.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company is involved in approximately twenty administrative and judicial proceedings in which it has been identified as a potentially responsible party (“PRP”) under the federal Superfund law and its state analogs for the study and clean-up of sites contaminated by material discharged into the environment. In all of these matters there are numerous PRPs. Due to various factors such as the required level of remediation and participation in the clean-up effort by others, the Company’s future clean-up costs at these sites cannot be reasonably estimated. In management’s opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company’s financial condition or results of operations.

On March 10, 2005, the Company received a Finding of Violation from U.S. EPA Region 5 regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at the Company's Vitamin E plant located in Decatur, Illinois (the violations were primarily related to documentation requirements). The Company and the U.S. EPA have reached a tentative settlement which includes a penalty of $375,000 and a requirement to perform a supplemental environmental project at a cost of approximately $1,000,000.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information responsive to this Item is set forth in "Common Stock Market Prices and Dividends" of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2006 to April 30, 2006	2,533	$36.57	521	92,903,981

May 1, 2006 to May 31, 2006	43,893	38.42	27,989	92,875,992

June 1, 2006 to June 30, 2006	11,350	41.99	11,350	92,864,642

Total	57,776	$39.04	39,860	92,864,642

(1) Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises. During the three-month period ended June 30, 2006, the Company received 17,916 shares as payment of the exercise price for stock option exercises.

(2) On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA

Information responsive to this Item is set forth in the "Ten Year Summary of Operating, Financial and Other Data" of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item is set forth in "Management's Discussion of Operations and Financial Condition" of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data included in the annual shareholders' report for the year ended June 30, 2006 are incorporated herein by reference:

Consolidated balance sheets--June 30, 2006 and 2005
Consolidated statements of earnings--Years ended June 30, 2006, 2005 and 2004
Consolidated statements of shareholders' equity--Years ended June 30, 2006, 2005 and 2004
Consolidated statements of cash flows--Years ended June 30, 2006, 2005 and 2004
Notes to consolidated financial statements--June 30, 2006
Summary of Significant Accounting Policies
Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Quarterly Financial Data (Unaudited)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s report on internal control over financial reporting is set forth in “Management’s Report on Internal Control Over Financial Reporting” of the annual shareholders report for the year ended June 30, 2006 and is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES - Continued

The report of the independent registered public accounting firm on internal control over financial reporting is set forth in “Report of Independent Registered Public Accounting Firm” of the annual shareholders' report for the year ended June 30, 2006 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Election of Directors,” “Corporate Governance Guidelines,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 2, 2006 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below. Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	45

Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001 to August 2006.	61

Mark A. Bemis	Vice President from February 2005. President of ADM Cocoa from September 2001. Vice President and General Manager, North American Division-ADM Cocoa from March 1999 to September 2001. Various merchandising and management positions from 1983 to March 1999.	45

J. Kevin Burgard	Vice President from January 2003. President of Specialty Food Ingredients from June 2005. Managing Director of ADM International from January 2003 to June 2005. President of North American Oilseed Processing Division from March 2002 to January 2003. President, ADM Bioproducts and Feed from September 2001 to March 2002. Vice President, North American Soybean Division from January 2001 to September 2001. Various merchandising management positions from 1986 to 2001.	44

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

William H. Camp	Executive Vice President from February 2005. Senior Vice President from December 2001 to February 2005. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	57

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	57

Craig A. Fischer	Vice President from September 2001. President of ADM Milling from September 2001. President of ADM BioProducts and Specialty Ingredients from July 2000 to September 2001. Vice President of ADM Corn Processing from 1985 to 2000. President of ARTCO from 1996 to 1999.	56

Dennis C. Garceau	Vice President from April 1999. President of ADM Technical Services Department from April 1999. Various senior engineering positions from 1969 to April 1999.	59

Edward A. Harjehausen	Senior Vice President from February 2005. Group Vice President from March 2002 to February 2005. President of ADM Bioproducts and Feed Division from March 2002 to June 2005. President of ADM Corn Processing Division from July 2000 to June 2005. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	56

Shannon Herzfeld	Vice President from February 2005. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004. Director-International Trade Services with Akin, Gump, Strauss, Hauer & Feld, L.L.P from 1985 to 1997.	54

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	54

Matthew J. Jansen	Vice President from January 2003. President-Grain Operations from August 2006. President, South American Oilseed Processing Division from April 2000 to August 2006. Vice President, South American Oilseed Processing Division from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	40

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	57

Vikram Luthar	Vice President and Treasurer from November 2004. Various treasury positions with General Motors Corporation from 1993 to 2004.	39

Margaret M. Loebl	Group Vice President from November 2002. Vice President, Corporate Finance of NIKE, Inc. from 2000 to 2001. Various finance and control positions with General Motors Corporation from 1987 to 2000.	46

Steven R. Mills	Group Vice President and Controller from January 2002. Vice President from February 2000 to January 2002. Controller from October 1994.	51

Randall J. Moon	Vice President from February 2005. Vice President-Compensation and Benefits from August 2002 to February 2005. Various employee benefits and human resources positions with CSX Corporation from 1991 to July 2002.	47

Brian F. Peterson	Senior Vice President from January 2003. Group Vice President and Managing Director of ADM International, Ltd. from October 1999 to January 2003. Vice President from January 1996 to October 1999. President of ADM Protein Specialties Division from February 1999 to October 1999. President of ADM Bioproducts Division from 1995 to October 1999.	64

Raymond V. Preiksaitis	Group Vice President from July 1997. Vice President of Management Information Systems from 1988 to July 1997.	54

John D. Rice	Executive Vice President from February 2005. Senior Vice President from February 2000 to February 2005. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	52

Dennis C. Riddle	Vice President from May 2006. President ADM Corn Processing Division from June 2005. Senior Vice President - Sweeteners & Starches from May 2004 to June 2005. Vice President, Sales & Marketing for ADM Corn Processing Division from April 1999 to May 2004.	59

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	46

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

Kenneth A. Robinson	Vice President from January 1996.	59

Ismael Roig	Vice President from December 2004. Various finance and control positions with General Motors Corporation from 1993 to 2004.	39

Scott A. Roney	Vice President from April 2001. Member of the Law Department from 1991 to April 2001.	42

Marc A. Sanner	Assistant Controller from January 2003. Vice President, Business Development and Strategic Planning from July 2001 to January 2003. Various positions in tax and accounting from 1987 to 2001.	53

Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	60

A. J. Shafter	Vice President and Assistant General Counsel from January 2003. Partner with Kehart Shafter Webber & Campbell Robinson from December 1975 to January 2003.	59

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	51

Stephen H. Yu	Vice President from January 1996.	46

Patricia A. Woertz	Chief Executive Officer & President from April 2006. Executive Vice President Downstream at Chevron Corporation from October 2001 to March 2006. Vice President at Chevron Corporation from 1998 to 2001. President of Chevron Products Company from 1998 to 2001.	53

Mark Zenuk	Vice President from August 2005. Managing Director-ADM International, Ltd. since June 2005. Various merchandising management positions from 2000 to 2005.	39

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in "Executive Compensation" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 2, 2006 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in "Principal Holders of Voting Securities", “Election of Directors” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 2, 2006 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is set forth in "Certain Relationships and Related Transactions" of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 2, 2006 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 2, 2006 and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
The following consolidated financial statements and other financial data of the registrant and its subsidiaries included in the annual report of the Company to its shareholders for the year ended June 30, 2006 are incorporated by reference in Item 8, and are also incorporated herein by reference:

Consolidated balance sheets--June 30, 2006 and 2005

Consolidated statements of earnings--Years ended
June 30, 2006, 2005 and 2004

Consolidated statements of shareholders' equity--
Years ended June 30, 2006, 2005 and 2004

Consolidated statements of cash flows--Years ended
June 30, 2006, 2005 and 2004

Notes to consolidated financial statements--June 30, 2006

Summary of Significant Accounting Policies

Quarterly Financial Data (Unaudited)

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - Continued

(a)(2)	Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions(1)	Other(2)	of Year
	(In thousands)
Allowance for doubtful accounts
2004	$40,616	13,747	(10,503)	(453)	$43,407
2005	$43,407	5,658	(6,264)	1,599	$44,400
2006	$44,400	13,569	(6,964)	3,310	$54,315

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of business combinations and foreign currency exchange adjustments

All other schedules are either not required, not applicable or the information is otherwise included.

(a)(3)	LIST OF EXHIBITS

(3)	(i)
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
the $500,000,000 - 5.935% Debentures due October 1, 2032, and
the $600,000,000 - 5.375% Debentures due September 15, 2035.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - Continued

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

(iii)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 1996 (File No. 1-44)).

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

(viii)
ADM Deferred Compensation Plan for Selected Management Employees II (as adopted as of December 1, 2004) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

(ix)
ADM Supplemental Retirement Plan II (as adopted as of December 1, 2004) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - Continued

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

(xiv)
Separation Agreement between Archer-Daniels-Midland Company and Paul B. Mulhollem dated September 29, 2005, filed on September 30, 2005 as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-44)

(xv)	Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz, filed on May 1, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xvi)	Transition Agreement between Archer-Daniels-Midland Company and G. Allen Andreas dated May 5, 2006 filed on May 8, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(13)	Portions of annual report to shareholders incorporated by reference

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(24)	Powers of attorney

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2006

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 8, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ A. Maciel
P. A. Woertz,	A. Maciel*,
Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ P. J. Moore
/s/ D. J. Schmalz	P. J. Moore*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ M. B. Mulroney
(Principal Financial Officer)	M. B. Mulroney*,
Director
/s/ S. R. Mills
S. R. Mills	/s/ T. F. O’Neill
Group Vice President and Controller	T. F. O’Neill*,
(Controller)	Director

/s/ G. A. Andreas	/s/ O. G. Webb
G. A. Andreas*,	O. G. Webb*,
Chairman of the Board	Director
Director
s/ K. R. Westbrook
/s/ A. L. Boeckmann	K. R. Westbrook*,
A. L. Boeckmann*,	Director
Director
/s/ D. J. Smith
/s/ M. H. Carter	Attorney-in-Fact
M. H. Carter*,
Director

/s/ R. S. Joslin
R. S. Joslin *,
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.