Form 10-Q
period 2006-09-30
ARCHER DANIELS MIDLAND CO
filed 2006-11-07
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-44
ARCHER-DANIELS-MIDLAND COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0129150
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

4666 Faries Parkway Box 1470 Decatur, Illinois (Address of principal executive offices)	62525 (Zip Code)

(217) 424-5200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

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

Common Stock, no par value - 657,246,196 shares
(October 31, 2006)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(In thousands, except
	per share amounts)

Net sales and other operating income	$9,446,922	$8,626,949
Cost of products sold	8,581,344	8,044,238
Gross Profit	865,578	582,711

Selling, general and administrative expenses	309,835	304,455
Other (income) expense - net	(19,510)	4,524
Earnings Before Income Taxes	575,253	273,732

Income taxes	172,508	87,394

Net Earnings	$402,745	$186,338

Average number of shares outstanding - basic	656,618	651,945

Average number of shares outstanding - diluted	660,863	653,805

Basic and diluted earnings per common share	$0.61	$0.29

Dividends per common share	$0.10	$0.085

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$958,491	$1,112,853
Segregated cash and investments	1,213,600	1,220,666
Receivables	4,774,548	4,471,201
Inventories	5,003,778	4,677,508
Other assets	428,790	344,049
Total Current Assets	12,379,207	11,826,277

Investments and Other Assets
Investments in and advances to affiliates	2,061,651	1,985,662
Long-term marketable securities	1,110,308	1,110,177
Goodwill	321,649	322,292
Other assets	720,332	731,590
	4,213,940	4,149,721

Property, Plant, and Equipment
Land	209,920	214,091
Buildings	2,794,272	2,774,164
Machinery and equipment	11,204,519	11,131,992
Construction in progress	541,116	430,997
	14,749,827	14,551,244
Allowance for depreciation	(9,370,954)	(9,258,212)

	5,378,873	5,293,032

	$21,972,020	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company and Subsidiaries

	(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$714,956	$549,419
Accounts payable	4,115,458	4,014,392
Accrued expenses	1,498,978	1,521,188
Current maturities of long-term debt	87,295	79,768
Total Current Liabilities	6,416,687	6,164,767

Long-Term Liabilities
Long-term debt	4,012,676	4,050,323
Deferred income taxes	745,652	756,600
Other	507,260	490,460
	5,265,588	5,297,383

Shareholders' Equity
Common stock	5,571,922	5,511,019
Reinvested earnings	4,418,366	4,081,490
Accumulated other comprehensive income	299,457	214,371

	10,289,745	9,806,880

	$21,972,020	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(In thousands)
Operating Activities
Net earnings	$402,745	$186,338
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	171,125	164,173
Deferred income taxes	(9,749)	(27,558)
Gain on marketable securities transactions	(4,273)	(5,259)
Equity in earnings of affiliates, net of dividends	(48,182)	(28,278)
Stock contributed to employee benefit plans	6,613	6,079
Pension and postretirement accruals (contributions), net	19,241	(141,561)
Other - net	43,241	34,695
Changes in operating assets and liabilities
Segregated cash and investments	8,340	13,316
Receivables	(125,980)	15,552
Inventories	(420,596)	(117,113)
Other assets	(37,063)	(34,212)
Accounts payable and accrued expenses	72,013	338,858
Total Operating Activities	77,475	405,030

Investing Activities
Purchases of property, plant, and equipment	(251,517)	(157,422)
Proceeds from sales of property, plant, and equipment	11,398	3,404
Net assets of businesses acquired	(20,195)	(57,124)
Investments in and advances to affiliates	(29,022)	(27,040)
Distributions from affiliates, excluding dividends	30,059	10,296
Purchases of marketable securities	(138,543)	(137,347)
Proceeds from sales of marketable securities	73,482	81,740
Other - net	8,204	6,042
Total Investing Activities	(316,134)	(277,451)

Financing Activities
Long-term debt borrowings	9,933	598,624
Long-term debt payments	(42,226)	(102,236)
Net borrowings under lines of credit agreements	167,797	56,134
Purchases of treasury stock	(54)	(18)
Cash dividends	(65,709)	(55,491)
Other - net	14,556	7,825
Total Financing Activities	84,297	504,838

Increase (Decrease) In Cash and Cash Equivalents	(154,362)	632,417
Cash and Cash Equivalents Beginning of Period	1,112,853	522,420

Cash and Cash Equivalents End of Period	$958,491	$1,154,837

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2006.

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

Note 2. New Accounting Standards

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company will be required to adopt FIN 48 on July 1, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on July 1, 2008. The Company has not completed its evaluation of the impact of adopting SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 2. New Accounting Standards (Continued)

During September 2006, the FASB issued SFAS Number 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS Number 158 also requires companies to measure the funded status of defined benefit postretirement plans as of the end of the fiscal year instead of a date up to three months prior to the end of the fiscal year. Pursuant to SFAS Number 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans in its consolidated balance sheet as of June 30, 2007.  The Company will be required to adopt the measurement date provisions of SFAS Number 158 on June 30, 2009.  Had the Company recognized the overfunded and underfunded status of its defined benefit postretirement plans as of June 30, 2006, other long-term assets, deferred income taxes, and accumulated other comprehensive income would have been reduced $230 million, $120 million, and $197 million, respectively, while other long-term liabilities would have increased by $87 million.

Note 3. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(In thousands)

Net earnings	$402,745	$186,338

Net change in unrealized gain (loss) on investments	7,771	(11,717)
Deferred gain on hedging activities	48,254	60,404
Minimum pension liability adjustment	114	104
Foreign currency translation adjustment	28,947	(7,121)
Comprehensive income	$487,831	$228,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 4.  Other (Income) Expense - Net

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(In thousands)

Interest expense	$97,051	$86,289
Investment income	(60,709)	(37,774)
Net gain on marketable securities transactions	(4,273)	(5,259)
Equity in earnings of unconsolidated affiliates	(56,615)	(35,680)
Other - net	5,036	(3,052)
	$(19,510)	$4,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 5.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter ended September 30, 2006 and 2005, is as follows:

	Pension Benefits		Postretirement Benefits
	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Service cost (benefits earned during the period)	$15,358	$14,630	$1,756	$1,665
Interest cost	23,100	21,429	2,435	2,131
Expected return on plan assets	(25,303)	(20,076)	-	-
Actuarial loss	4,858	8,749	159	107
Net amortization	1,561	1,178	(279)	(279)
Net periodic defined benefit plan expense	$19,574	$25,910	$4,071	$3,624

Note 6. Guarantees

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial. The Company has collateral for a portion of these contingent obligations. These contingent obligations totaled $171 million at September 30, 2006. Outstanding borrowings under these contingent obligations were $129 million at September 30, 2006.

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

For detailed information regarding the Company’s reportable segments, see Note 13 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company and Subsidiaries

Note 7.  Segment Information (Continued)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(In thousands)
Sales to external customers
Oilseeds Processing	$3,233,790	$2,988,966
Corn Processing	1,260,890	1,160,213
Agricultural Services	3,815,096	3,353,959
Other	1,137,146	1,123,811
Total	$9,446,922	$8,626,949

Intersegment sales
Oilseeds Processing	$104,825	$40,922
Corn Processing	76,263	88,648
Agricultural Services	305,692	311,467
Other	30,188	27,589
Total	$516,968	$468,626

Net sales
Oilseeds Processing	$3,338,615	$3,029,888
Corn Processing	1,337,153	1,248,861
Agricultural Services	4,120,788	3,665,426
Other	1,167,334	1,151,400
Intersegment elimination	(516,968)	(468,626)
Total	$9,446,922	$8,626,949

Segment operating profit
Oilseeds Processing	$169,645	$99,115
Corn Processing	290,498	136,258
Agricultural Services	111,299	20,009
Other	76,492	95,136
Total segment operating profit	647,934	350,518
Corporate	(72,681)	(76,786)
Earnings before income taxes	$575,253	$273,732

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

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

The Company’s Oilseeds Processing, Agricultural Services, and Wheat Processing operations are principally agricultural commodity-based businesses where changes in segment selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in net sales amounts of these business segments do not necessarily correspond to the changes in gross profit realized by these businesses.

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

The Company conducts its business in many countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the Euro and British pound, as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes was not significant during the three months ended September 30, 2006.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment. The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. Strong biodiesel demand in Europe continued to create increased vegetable oil demand and has positively impacted rapeseed crushing margins in Europe. Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America. Increased gasoline prices and continuing strong ethanol demand led to improved corn processing results. Solid demand for sweetener and starch products also improved corn processing results. North American grain origination and agricultural commodity export operations experienced favorable operating conditions as a result of abundant supplies of agricultural commodities. North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates. These conditions resulted in improved operating results during the quarter for Oilseed Processing, Corn Processing, and Agricultural Services.

Analysis of Statements of Earnings

Net sales and other operating income increased 10% to $9.4 billion due primarily to increased sales volumes of agricultural commodities and increased selling prices of corn processing products and, to a lesser extent, increased selling prices of agricultural commodities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$3,233,790	$2,988,966	$244,824
Corn Processing
Sweeteners and Starches	538,981	503,087	35,894
Bioproducts	721,909	657,126	64,783
Total Corn Processing	1,260,890	1,160,213	100,677

Agricultural Services	3,815,096	3,353,959	461,137
Other
Food, Feed and Industrial	1,113,479	1,107,881	5,598
Financial	23,667	15,930	7,737
Total Other	1,137,146	1,123,811	13,335
Total	$9,446,922	$8,626,949	$819,973

Oilseeds Processing sales increased 8% to $3.2 billion principally due to increased sales volumes and higher average selling prices of biodiesel and South American oilseed exports. Higher average selling prices of vegetable oil and increased sales volumes of protein meal also contributed to the increase in sales. Vegetable oil average selling prices improved as the markets anticipate new demand from the developing U.S. biodiesel industry. These increases were partially offset by lower average selling prices of protein meal resulting from lower oilseed commodity prices. Corn Processing sales increased 9% to $1.3 billion due to sales increases in both Sweeteners and Starches and Bioproducts. Sweeteners and Starches sales increased primarily due to higher average selling prices and, to a lesser extent, increased sales volumes. Sales volumes and prices have increased primarily due to solid demand for sweetener and starch products. Bioproducts sales increased primarily due to increased average selling prices of ethanol, partially offset by lower sales volumes of ethanol and citric acid. Ethanol average sales prices increased principally due to strong demand from gasoline refiners and from increased gasoline prices. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol. Agricultural Services sales increased 14% to $3.8 billion primarily due to increased sales volumes of North American grain origination activities and increased commodity prices for wheat and corn. These increases were partially offset by decreased commodity prices for oilseeds in North America. Last year’s sales volumes were low due to disruptions in North American grain origination and export activities caused by the hurricanes in the gulf coast region. Other sales increased 1% to $1.1 billion primarily due to increased sales of wheat flour and cocoa products, partially offset by decreased sales of formula feed products.

Cost of products sold increased 7% to $8.6 billion due primarily to higher sales volumes, higher average prices of agricultural commodities, and increased manufacturing costs. Manufacturing costs increased $91 million primarily due to increased energy costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased 2% to $310 million principally due to increased employee-related costs.  During the three months ended September 30, 2006 and 2005, the Company issued option grants and restricted stock awards to officers and key employees pursuant to the Company’s Long-term Management Incentive Program.  Certain officers and key employees of the Company receiving option grants and restricted stock awards are eligible for retirement.  Compensation expense related to option grants and restricted stock awards issued to these retirement eligible employees is recognized in earnings on the date of grant.  Selling, general, and administrative expense for the three months ended September 30, 2006 and 2005 include compensation expense related to option grants and restricted stock awards granted to retirement eligible employees of $30 million and $31 million, respectively.

Other income increased $24 million due primarily to a $23 million increase in investment income and a $21 million increase in equity in earnings of affiliates, partially offset by an $11 million increase in interest expense. Interest expense and investment income increased primarily due to increased average borrowing and investment levels, respectively, and higher interest rates. The increase in equity in earnings of affiliates is primarily due to higher valuations of the Company’s private equity fund investments.

Operating profit by segment is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$169,645	$99,115	$70,530
Corn Processing
Sweeteners and Starches	112,914	92,481	20,433
Bioproducts	177,584	43,777	133,807
Total Corn Processing	290,498	136,258	154,240
Agricultural Services	111,299	20,009	91,290
Other
Food, Feed and Industrial	38,169	69,229	(31,060)
Financial	38,323	25,907	12,416
Total Other	76,492	95,136	(18,644)
Total Segment Operating Profit	647,934	350,518	297,416
Corporate	(72,681)	(76,786)	4,105
Earnings Before Income Taxes	$575,253	$273,732	$301,521

Oilseeds Processing operating profits increased $71 million to $170 million due to improved market conditions in all geographic regions. European processing results improved principally due to strong demand for biodiesel and abundant rapeseed supplies in Europe. This strong demand for biodiesel in Europe increased European vegetable oil demand and resulted in improved oilseeds processing results. Abundant rapeseed supplies in Europe resulted in lower rapeseed price levels. North American processing results improved principally due to abundant oilseed supplies in the United States and good demand for soybean meal. Vegetable oil values improved as the markets anticipate new demand from the developing United States biodiesel industry. Last year’s North American processing results included the adverse effects of market disruptions caused by the hurricanes in the gulf coast region of the United States. Improved operating results in South America and Asia also contributed to the increase in operating profits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits increased $154 million to $290 million primarily due to higher average selling prices, partially offset by lower ethanol sales volumes and higher energy costs. Sweeteners and Starches operating profits increased $20 million due primarily to higher average sales prices and sales volumes. Sales volumes and prices have increased principally due to good demand for sweetener and starch products. These increases were partially offset by increased energy costs. Bioproducts operating profits increased $134 million primarily due to higher ethanol average selling prices, partially offset by lower ethanol sales volumes and increased energy costs. Ethanol average sales prices increased principally due to strong demand from gasoline refiners and from increased gasoline prices. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol.

Agricultural Services operating profits increased $91 million to $111 million as transportation operations, North American origination operations, and global grain merchandising operations experienced improved operating results. North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity. Last year’s gulf coast hurricanes disrupted North American origination and export activities which negatively impacted last year’s operating results.

Other operating profits decreased 20% to $76 million. Other - Food, Feed and Industrial operating results decreased $31 million due primarily to cocoa processing, wheat processing, and natural health and nutrition operating results declining from prior year’s levels. Cocoa processing operating results declined primarily due to increased industry capacity which caused downward pressure on cocoa finished product prices. Other - Financial operating profits increased $12 million principally due to improvements in the Company’s futures commission merchant business and increased valuations of the Company’s private equity fund investments, partially offset by lower operating results of the Company’s captive insurance operations.

Corporate expense decreased 5% to $73 million due primarily to a reduction in unallocated interest expense, partially offset by a charge related to the effect of changing commodity prices on LIFO inventory valuations. The reduction in unallocated interest expense is due principally to higher levels of invested funds and higher interest rates.

Income taxes increased due principally to higher pretax earnings. The Company’s effective tax rate for the quarter is 30.0% as compared to 31.9% in the prior year’s quarter. The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At September 30, 2006, the Company continued to show substantial liquidity with working capital of $6.0 billion and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1. Included in working capital is $1.1 billion of cash, cash equivalents, and short-term marketable securities as well as $3.4 billion of readily marketable commodity inventories. Working capital increased $301 million during the quarter principally due to increased inventory levels of commodity-based agricultural raw materials. Capital resources remained strong as reflected by the increase in the Company’s net worth from $9.8 billion to $10.3 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 28% at September 30, 2006 compared to 29% at June 30, 2006. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements during the three months ended September 30, 2006.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2006 are described below. There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see the “Market Risk Sensitive Instruments and Positions” section of “Management’s Discussion of Operations and Financial Condition” in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

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

	SEPTEMBER 30, 2006		JUNE 30, 2006
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position - long (short)	$682	$68	$510	$51
Lowest position - long (short)	187	19	(574)	(57)
Average position - long (short)	477	48	(203)	(20)

The increase in fair value of the average position was principally the result of an increase in the daily net commodity position.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On September 25, 2006, the Company entered into a Consent Agreement with U.S. EPA Region 5 regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at the Company's Vitamin E plant located in Decatur, Illinois (the violations were primarily related to documentation requirements). The Company agreed to pay a penalty of $325,000 and to perform supplemental environmental projects at a cost of approximately $1,000,000.

ITEM 1A. RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2006 to
July 31, 2006	389	$41.42	389	92,864,253

August 1, 2006 to
August 31, 2006	17,654	42.64	512	92,863,741

September 1, 2006 to
September 30, 2006	1,218	39.49	407	92,863,334

Total	19,261	$42.42	1,308	92,863,334

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

(4)	Indenture dated as of September 20, 2006 between the Company and JP Morgan Chase Bank, filed on September 22, 2006 as Exhibit 4 to Form S-3 (File No. 333-137541), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: November 7, 2006