Form 10-Q
period 2006-12-31
ARCHER DANIELS MIDLAND CO
filed 2007-02-06
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

       Large Accelerated Filer X Accelerated Filer ___ Non-accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 652,729,207 shares
(January 31, 2007)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company

	THREE MONTHS ENDED
	DECEMBER 31,
	2006	2005
	(In thousands, except
	per share amounts)

Net sales and other operating income	$10,976,039	$9,298,985
Cost of products sold	10,068,119	8,515,517
Gross Profit	907,920	783,468

Selling, general and administrative expenses	298,211	294,392
Other (income) expense - net	(19,018)	(17,628)
Earnings Before Income Taxes	628,727	506,704

Income taxes	187,459	139,027

Net Earnings	$441,268	$367,677

Average number of shares outstanding - basic	656,563	653,270

Average number of shares outstanding - diluted	660,548	655,508

Basic and diluted earnings per common share	$.67	$.56

Dividends per common share	$.10	$.085

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005
	(In thousands, except
	per share amounts)

Net sales and other operating income	$20,422,961	$17,925,934
Cost of products sold	18,649,463	16,559,755
Gross Profit	1,773,498	1,366,179

Selling, general and administrative expenses	608,046	598,847
Other (income) expense - net	(38,528)	(13,104)
Earnings Before Income Taxes	1,203,980	780,436

Income taxes	359,967	226,421

Net Earnings	$844,013	$554,015

Average number of shares outstanding - basic	656,586	652,606

Average number of shares outstanding - diluted	660,705	654,656

Basic earnings per common share	$1.29	$.85

Diluted earnings per common share	$1.28	$.85

Dividends per common share	$.20	$.17

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2006	2006
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$822,780	$1,112,853
Segregated cash and investments	1,341,718	1,220,666
Receivables	5,978,888	4,471,201
Inventories	6,286,536	4,677,508
Other assets	762,978	344,049
Total Current Assets	15,192,900	11,826,277

Investments and Other Assets
Investments in and advances to affiliates	1,980,163	1,985,662
Long-term marketable securities	1,098,424	1,110,177
Goodwill	319,799	322,292
Other assets	756,558	731,590
	4,154,944	4,149,721

Property, Plant, and Equipment
Land	219,994	214,091
Buildings	2,871,051	2,774,164
Machinery and equipment	11,602,721	11,131,992
Construction in progress	619,788	430,997
	15,313,554	14,551,244
Accumulated depreciation	(9,615,784)	(9,258,212)

	5,697,770	5,293,032

	$25,045,614	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company

	(Unaudited)
	DECEMBER 31,	JUNE 30,
	2006	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1,746,245	$549,419
Accounts payable	5,175,348	4,014,392
Accrued expenses	1,994,626	1,521,188
Current maturities of long-term debt	66,355	79,768
Total Current Liabilities	8,982,574	6,164,767

Long-Term Liabilities
Long-term debt	4,011,194	4,050,323
Deferred income taxes	743,128	756,600
Other	536,034	490,460
	5,290,356	5,297,383

Shareholders' Equity
Common stock	5,457,649	5,511,019
Reinvested earnings	4,793,889	4,081,490
Accumulated other comprehensive income	521,146	214,371

	10,772,684	9,806,880

	$25,045,614	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Archer-Daniels-Midland Company

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005
	(In thousands)
Operating Activities
Net earnings	$844,013	$554,015
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	344,929	327,265
Asset abandonments	1,393	22,725
Deferred income taxes	26,248	(118,076)
Gain on marketable securities transactions	(10,759)	(28,234)
Equity in earnings of affiliates, net of dividends	(78,484)	(37,498)
Stock contributed to employee benefit plans	13,367	12,284
Pension and postretirement accruals (contributions), net	26,639	(100,542)
Other - net	83,678	44,283
Changes in operating assets and liabilities
Segregated cash and investments	(112,755)	(91,251)
Receivables	(812,327)	7,612
Inventories	(1,625,622)	(493,139)
Other assets	(152,124)	(111,775)
Accounts payable and accrued expenses	1,155,566	756,530
Total Operating Activities	(296,238)	744,199

Investing Activities
Purchases of property, plant, and equipment	(560,035)	(318,450)
Proceeds from sales of property, plant, and equipment	20,439	12,140
Net assets of businesses acquired	(54,795)	(91,911)
Investments in and advances to affiliates	(46,307)	(94,712)
Distributions from affiliates, excluding dividends	81,485	29,031
Purchases of marketable securities	(485,363)	(524,355)
Proceeds from sales of marketable securities	228,602	202,738
Other - net	(3,123)	(5,667)
Total Investing Activities	(819,097)	(791,186)

Financing Activities
Long-term debt borrowings	15,424	598,624
Long-term debt payments	(129,678)	(121,799)
Net borrowings (payments) under line of credit agreements	1,180,394	(27,488)
Purchases of treasury stock	(135,984)	(29)
Cash dividends	(131,453)	(111,021)
Other - net	26,559	10,146
Total Financing Activities	825,262	348,433

Increase (Decrease) In Cash and Cash Equivalents	(290,073)	301,446
Cash and Cash Equivalents-Beginning of Period	1,112,853	522,420

Cash and Cash Equivalents-End of Period	$822,780	$823,866

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Archer-Daniels-Midland Company

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2006.

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

Note 2. New Accounting Standards

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company will be required to adopt FIN 48 on July 1, 2007, and is in the process of assessing the impact of the adoption of this standard on the Company’s financial statements.

During September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on July 1, 2008. The Company has not completed its evaluation of the impact of adopting SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 3. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
	(In thousands)

Net earnings	$441,268	$367,677	$844,013	$554,015

Net change in unrealized gain
(loss) on investments	7,296	(46,725)	15,067	(58,442)
Deferred gain (loss) on hedging
activities	78,890	(35,644)	127,144	24,760
Minimum pension
liability adjustment	(437)	279	(323)	383
Foreign currency translation
adjustment	135,940	(32,584)	164,887	(39,705)

Comprehensive income	$662,957	$253,003	$1,150,788	$481,011

Note 4.  Other (Income) Expense - Net

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
	(In thousands)

Interest expense	$111,071	$86,609	$208,122	$172,898
Investment income	(64,622)	(60,074)	(125,331)	(97,848)
Net gain on marketable
securities transactions	(6,487)	(22,975)	(10,760)	(28,234)
Equity in earnings of affiliates	(65,986)	(22,994)	(122,601)	(58,674)
Other - net	7,006	1,806	12,042	(1,246)
	$(19,018)	$(17,628)	$(38,528)	$(13,104)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 5.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and six months ended December 31, 2006 and 2005 is as follows:

	Pension Benefits
	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
	(In thousands)

Service cost (benefits earned during the period)	$15,358	$23,619	$30,716	$38,249
Interest cost	23,100	21,428	46,200	42,857
Expected return on plan assets	(25,303)	(20,075)	(50,606)	(40,151)
Actuarial loss	4,858	8,749	9,716	17,498
Net amortization	1,561	1,432	3,122	2,610
Net periodic defined benefit plan expense	$19,574	$35,153	$39,148	$61,063

	Postretirement Benefits
	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
	(In thousands)

Service cost (benefits earned during the period)	$1,756	$1,665	$3,512	$3,330
Interest cost	2,435	2,131	4,870	4,262
Expected return on plan assets	-	-	-	-
Actuarial loss	159	107	318	214
Net amortization	(279)	(279)	(558)	(558)
Net periodic defined benefit plan expense	$4,071	$3,624	$8,142	$7,248

Note 6. Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial. The Company has collateral for a portion of these contingent obligations. These contingent obligations totaled $149 million at December 31, 2006. Outstanding borrowings under these contingent obligations were $104 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

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

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses, industrial businesses, and financial activities. Food and feed ingredient businesses include Wheat Processing with activities related to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage. Also included in operating profit are the related equity in earnings of affiliates based on the equity method of accounting. General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, and FIFO to LIFO inventory adjustments have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 13 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 7.  Segment Information (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
	(In thousands)

Sales to external customers
Oilseeds Processing	$3,349,449	$2,933,162	$6,583,239	$5,922,128
Corn Processing	1,324,724	1,142,388	2,585,614	2,302,601
Agricultural Services	5,021,129	4,067,181	8,836,225	7,421,140
Other	1,280,737	1,156,254	2,417,883	2,280,065
Total	$10,976,039	$9,298,985	$20,422,961	$17,925,934

Intersegment sales
Oilseeds Processing	$113,265	$40,257	$218,090	$81,179
Corn Processing	89,911	103,466	166,174	192,114
Agricultural Services	560,156	282,307	865,848	593,774
Other	30,606	29,340	60,794	56,929
Total	$793,938	$455,370	$1,310,906	$923,996

Net sales
Oilseeds Processing	$3,462,714	$2,973,419	$6,801,329	$6,003,307
Corn Processing	1,414,635	1,245,854	2,751,788	2,494,715
Agricultural Services	5,581,285	4,349,488	9,702,073	8,014,914
Other	1,311,343	1,185,594	2,478,677	2,336,994
Intersegment elimination	(793,938)	(455,370)	(1,310,906)	(923,996)
Total	$10,976,039	$9,298,985	$20,422,961	$17,925,934

Segment operating profit
Oilseeds Processing	$192,005	$128,077	$361,650	$227,192
Corn Processing	335,460	236,532	625,958	372,790
Agricultural Services	122,836	93,606	234,135	113,615
Other	116,736	65,680	193,228	160,816
Total segment operating profit	767,037	523,895	1,414,971	874,413
Corporate	(138,310)	(17,191)	(210,991)	(93,977)
Earnings before income taxes	$628,727	$506,704	$1,203,980	$780,436

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other includes the Company’s remaining operations, consisting principally of food and feed ingredient businesses, industrial businesses, and financial activities. Food and feed ingredient businesses include Wheat Processing with activities related to the production of wheat flour; Cocoa Processing with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other specialty food and feed ingredients. Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

The Company conducts its business in many countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the Euro and British pound, as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes was not significant during the quarter and six months ended December 31, 2006.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment and net assets. The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. Strong biodiesel demand in Europe continued to create increased vegetable oil demand and has positively impacted rapeseed crushing margins in Europe. Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America. Increased ethanol contract prices and continuing strong ethanol demand led to improved corn processing results. Solid demand for sweetener and starch products also improved corn processing results. North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates. These conditions resulted in improved operating results during the quarter for Oilseed Processing, Corn Processing, and Agricultural Services. Increasing commodity price levels negatively affected LIFO inventory valuations partially offsetting the improvements in operating results.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 18% to $11.0 billion for the quarter due primarily to increased selling prices of agricultural commodities and of corn processing products and, to a lesser extent, increased sales volumes of agricultural commodities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$3,349,449	$2,933,162	$416,287
Corn Processing
Sweeteners and Starches	531,834	481,831	50,003
Bioproducts	792,890	660,557	132,333
Total Corn Processing	1,324,724	1,142,388	182,336
Agricultural Services	5,021,129	4,067,181	953,948
Other
Food, Feed and Industrial	1,259,183	1,139,343	119,840
Financial	21,554	16,911	4,643
Total Other	1,280,737	1,156,254	124,483
Total	$10,976,039	$9,298,985	$1,677,054

Oilseeds Processing sales increased 14% to $3.3 billion for the quarter due principally to increased average selling prices of vegetable oil and protein meal and increased sales volumes of vegetable oil and biodiesel. Vegetable oil selling prices and volumes improved as the markets anticipate new demand from the developing U.S. biodiesel industry. Protein meal average selling prices increased as a result of higher oilseed commodity prices. Corn Processing sales increased 16% to $1.3 billion for the quarter principally due to Bioproducts sales increases and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased average selling prices of ethanol, partially offset by lower sales volumes of ethanol. Ethanol average sales prices increased principally due to strong demand from gasoline refiners. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol. Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from solid demand for sweetener and starch products. Agricultural Services sales increased 23% to $5.0 billion for the quarter principally due to increased agricultural commodity prices. Other sales increased 11% to $1.3 billion for the quarter primarily due to increased sales of wheat flour and cocoa products.

Cost of products sold increased 18% to $10.1 billion for the quarter primarily due to higher average prices of agricultural commodities and increased sales volumes. Manufacturing costs increased $54 million primarily due to higher plant maintenance costs, increased employee-related costs, and increased energy costs. Last year’s manufacturing costs included a $23 million charge for abandonment and write-down of long-lived assets.

Selling, general, and administrative expenses increased 1% to $298 million for the quarter due principally to increased employee-related costs. Last year’s selling, general, and administrative expenses included $15 million of severance costs associated with the closure of a citric acid plant.

Other income increased slightly to $19 million for the quarter due principally to increased equity in earnings of unconsolidated affiliates, partially offset by increased interest expense and a $16 million decrease in realized securities gains. Equity in earnings of unconsolidated affiliates improved principally due to higher valuations of the Company’s private equity fund investments. Interest expense increased primarily due to higher average borrowing levels and, to a lesser extent, higher interest rates. Last year’s interest expense and investment income included a $19 million credit related to the reversal of Brazilian transactional taxes assessed on investment income upon positive resolution in the Brazilian Supreme Court.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	DECEMBER 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$192,005	$128,077	$63,928
Corn Processing
Sweeteners and Starches	146,188	114,043	32,145
Bioproducts	189,272	122,489	66,783
Total Corn Processing	335,460	236,532	98,928
Agricultural Services	122,836	93,606	29,230
Other
Food, Feed and Industrial	53,209	34,902	18,307
Financial	63,527	30,778	32,749
Total Other	116,736	65,680	51,056
Total Segment Operating Profit	767,037	523,895	243,142
Corporate	(138,310)	(17,191)	(121,119)
Earnings Before Income Taxes	$628,727	$506,704	$122,023

Oilseeds Processing operating profits increased 50% to $192 million for the quarter due to improved market conditions in all geographic regions. North American processing results improved principally due to abundant oilseed supplies in the U.S. and good demand for soybean meal. Vegetable oil values improved as the markets anticipate new demand from the developing U.S. biodiesel industry. European processing results improved principally due to abundant oilseed supplies in Europe and strong demand for vegetable oil. The strong demand for vegetable oil is the result of strong biodiesel demand. These increases were partially offset by decreased biodiesel operating profits resulting from higher vegetable oil prices and lower diesel fuel prices. Improved operating results in South America also contributed to the increase in operating profits.

Corn Processing operating profits increased 42% to $335 million for the quarter primarily due to higher average selling prices, partially offset by lower ethanol sales volumes, and higher net corn costs. Sweeteners and Starches operating profits increased $32 million due primarily to higher average sales prices and sales volumes. Sales volumes and prices have increased principally due to good demand for sweetener and starch products. These increases were partially offset by increased net corn costs. Bioproducts operating profits increased $67 million primarily due to higher ethanol average selling prices, partially offset by lower ethanol sales volumes and increased net corn costs. Ethanol average sales prices increased principally due to strong demand from gasoline refiners. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol. Last year’s Bioproducts operating results included $15 million of severance costs related to the closure of a citric acid plant.

Agricultural Services operating profits increased 31% to $123 million for the quarter primarily due to improvements in transportation and global grain merchandising operating results, partially offset by a decline in North American origination operating results. North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity. Global grain merchandising results improved as regional production imbalances allowed the Company to capitalize on its merchandising capabilities. North American origination results declined as last year’s results were favorably impacted by increased volumes as origination activities recovered from the disruptions caused by the Gulf Coast hurricanes during the first quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profits increased $51 million to $117 million for the quarter. Other - Food, Feed and Industrial operating profits increased $18 million primarily due to last year’s $23 million charge for abandonment and write-down of long-lived assets, last year’s $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and improved operating results of wheat processing and formula feed operations. These increases were partially offset by a decline in cocoa processing operating results primarily due to increased industry capacity which caused downward pressure on cocoa finished product prices. Other - Financial operating profits increased $33 million principally due to increased valuations of the Company’s private equity fund investments and improvements in the Company’s futures commission merchant business.

Corporate expense increased $121 million primarily due to a $107 million charge, compared to a $3 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations. In addition, a reduction in realized securities gains, partially offset by a reduction in unallocated interest expense also contributed to the increase in Corporate expense. Last year’s Corporate expense included a $19 million credit related to the aforementioned reversal of Brazilian transactional taxes.

Income taxes increased due to last year’s $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision and to higher pretax earnings. The Company’s effective tax rate during the quarter was 29.8% and, after excluding the effect of last year’s $36 million tax credit, was 34.5% for the prior year quarter. The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. Strong biodiesel demand in Europe continued to create increased vegetable oil demand and has positively impacted rapeseed crushing margins in Europe. Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America. Increased ethanol contract prices and continuing strong ethanol demand led to improved corn processing results. Solid demand for sweetener and starch products also improved corn processing results. North American grain origination and agricultural commodity export operations experienced favorable operating conditions as a result of abundant supplies of agricultural commodities. North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates. These conditions resulted in improved operating results during the six months for Oilseeds Processing, Corn Processing, and Agricultural Services. Increasing commodity price levels negatively affected LIFO inventory valuations partially offsetting the improvements in operating results.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 14% to $20.4 billion for the six months due primarily to increased selling prices of agricultural commodities and of corn processing products and, to a lesser extent, increased sales volumes of oilseed processing products and agricultural commodities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$6,583,239	$5,922,128	$661,111
Corn Processing
Sweeteners and Starches	1,070,815	984,918	85,897
Bioproducts	1,514,799	1,317,683	197,116
Total Corn Processing	2,585,614	2,302,601	283,013
Agricultural Services	8,836,225	7,421,140	1,415,085
Other
Food, Feed and Industrial	2,372,662	2,247,224	125,438
Financial	45,221	32,841	12,380
Total Other	2,417,883	2,280,065	137,818
Total	$20,422,961	$17,925,934	$2,497,027

Oilseeds Processing sales increased 11% to $6.6 billion for the six months due principally to increased average selling prices of vegetable oil and increased sales volumes of vegetable oil, biodiesel, and South American oilseed exports. Vegetable oil selling prices and volumes improved as the markets anticipate new demand from the developing U.S. biodiesel industry. Corn Processing sales increased 12% to $2.6 billion for the six months principally due to Bioproducts sales increases and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to increased average selling prices of ethanol, partially offset by lower sales volumes of ethanol. Ethanol average sales prices increased principally due to strong demand from gasoline refiners. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol. Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from solid demand for sweetener and starch products. Agricultural Services sales increased 19% to $8.8 billion for the six months principally due to increased agricultural commodity prices and, to a lesser extent, increased sales volumes of North American grain origination activities. Other sales increased 6% to $2.4 billion for the six months primarily due to increased sales of wheat flour and cocoa products.

Cost of products sold increased 13% to $18.6 billion for the six months primarily due to higher average prices of agricultural commodities, increased sales volumes and increased manufacturing costs. Manufacturing costs increased $145 million primarily due to increased energy costs, higher plant maintenance costs, and increased employee-related costs. Last year’s manufacturing costs include a $23 million charge for abandonment and write-down of long-lived assets.

Selling, general, and administrative expenses increased 2% to $608 million for the six months principally due to increased employee-related costs. During the six months ended December 31, 2006 and 2005, the Company issued option grants and restricted stock awards to officers and key employees pursuant to the Company’s Long-term Management Incentive Program. Certain officers and key employees of the Company receiving option grants and restricted stock awards are eligible for retirement. Compensation expense related to option grants and restricted stock awards issued to these retirement-eligible employees is recognized in earnings on the date of grant. Selling, general, and administrative expense for the six months ended December 31, 2006 and 2005 include compensation expense related to option grants and restricted stock awards granted to retirement-eligible employees of $30 million and $31 million, respectively. Last year’s selling, general, and administrative expenses include $15 million of severance costs associated with the closure of a citric acid plant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income increased $25 million for the six months primarily due to a $64 million increase in equity in earnings of unconsolidated affiliates and a $27 million increase in investment income, partially offset by a $35 million increase in interest expense and a $17 million decrease in realized securities gains. The increase in equity in earnings of unconsolidated affiliates is primarily due to higher valuations of the Company’s private equity fund investments and improved operating results of the Company’s Asian joint ventures. Interest expense and investment income increased primarily due to increased average borrowing and investment levels. In addition, last year’s interest expense and investment income included a $19 million credit related to the aforementioned reversal of Brazilian transactional taxes.

Operating profit by segment for the six months is as follows:

	SIX MONTHS ENDED
	DECEMBER 31,
	2006	2005	Change
	(In thousands)
Oilseeds Processing	$361,650	$227,192	$134,458
Corn Processing
Sweeteners and Starches	259,102	206,524	52,578
Bioproducts	366,856	166,266	200,590
Total Corn Processing	625,958	372,790	253,168
Agricultural Services	234,135	113,615	120,520
Other
Food, Feed and Industrial	91,378	104,131	(12,753)
Financial	101,850	56,685	45,165
Total Other	193,228	160,816	32,412
Total Segment Operating Profit	1,414,971	874,413	540,558
Corporate	(210,991)	(93,977)	(117,014)
Earnings Before Income Taxes	$1,203,980	$780,436	$423,544

Oilseeds Processing operating profits increased $134 million to $362 million for the six months due to improved market conditions in all geographic regions. North American processing results improved principally due to abundant oilseed supplies in the U.S. and good demand for soybean meal. Vegetable oil values improved as the markets anticipate new demand from the developing U.S. biodiesel industry. European processing results improved principally due to abundant oilseed supplies in Europe and strong demand for vegetable oil. The strong demand for vegetable oil is the result of strong biodiesel demand. These increases were partially offset by decreased biodiesel operating profits resulting from higher vegetable oil prices and lower diesel fuel prices. Improved operating results in South America and Asia also contributed to the increase in operating profits.

Corn Processing operating profits increased $253 million to $626 million for the six months principally due to higher average selling prices, partially offset by lower ethanol sales volumes, higher energy costs, and higher net corn costs. Sweeteners and Starches operating profits increased $53 million due primarily to higher average sales prices and sales volumes. Sales volumes and prices have increased principally due to good demand for sweetener and starch products. These increases were partially offset by increased energy and net corn costs. Bioproducts operating profits increased $201 million primarily due to higher ethanol average selling prices, partially offset by lower ethanol sales volumes, increased energy costs and increased net corn costs. Ethanol average sales prices increased principally due to strong demand from gasoline refiners. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol. Last year’s Bioproducts operating results included $15 million of severance costs related to the closure of a citric acid plant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits increased $121 million to $234 million for the six months principally due to improved transportation and global grain merchandising operating results and, to a lesser extent, improved operating results of North American origination activities. North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity. Global grain merchandising results improved as regional production imbalances allowed the Company to capitalize on its merchandising capabilities.

Other operating profits increased 20% to $193 million for the six months. Other - Food, Feed and Industrial operating profits decreased $13 million. Last year’s operating results include a $23 million charge for abandonment and write-down of long-lived assets, and a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company. Excluding last year’s charges for abandonment and write-down of long-lived assets, Other - Food, Feed and Industrial operating profits declined $45 million due primarily to cocoa processing and natural health and nutrition operating results declining from prior year levels. Cocoa processing operating results declined primarily due to increased industry capacity which caused downward pressure on cocoa finished product prices. Other - Financial operating profits increased $45 million principally due to increased valuations of the Company’s private equity fund investments and higher operating results of the Company’s futures commission merchant business, partially offset by lower operating results of the Company’s captive insurance operations.

Corporate expense increased $117 million to $211 million for the six months principally due to a $124 million charge, compared to a $12 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations. In addition, a $27 million reduction in realized securities gains also contributed to the increase in Corporate expense. These increases were partially offset by a reduction in unallocated interest expense due principally to higher levels of invested funds and higher interest rates. Last year’s Corporate expense included a $19 million credit related to the aforementioned reversal of Brazilian transactional taxes.

Income taxes increased due to last year’s $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision and to higher pretax earnings. The Company’s effective tax rate during the six months was 29.9% and, after excluding the effect of last year’s $36 million tax credit, was 33.6% for the prior year. The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At December 31, 2006, the Company continued to show substantial liquidity with working capital of $6.2 billion and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1. Included in working capital is $1.2 billion of cash, cash equivalents, and short-term marketable securities as well as $4.4 billion of readily marketable commodity inventories. Working capital increased $549 million during the six months principally due to increased prices and quantities of agricultural commodity inventories. Capital resources remained strong as reflected by the increase in the Company’s net worth from $9.8 billion to $10.8 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% at December 31, 2006 compared to 29% at June 30, 2006. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the six months ended December 31, 2006, the Company’s inventory purchase obligations increased $3.9 billion to $11.4 billion. This increase was principally related to increased obligations to purchase agricultural commodities. As of December 31, 2006, the Company expects to make payments related to inventory purchase obligations of $11.0 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the six months ended December 31, 2006.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the six months ended December 31, 2006 are described below. There were no material changes during the six months in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see the “Market Risk Sensitive Instruments and Positions” section of “Management’s Discussion of Operations and Financial Condition” in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. Actual results may differ.

	DECEMBER 31, 2006		JUNE 30, 2006
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$682	$68	$510	$51
Highest short position	278	28	574	57
Average position - long (short)	287	29	(203)	(20)

The increase in fair value of the average position was principally the result of an increase in the daily net commodity position.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended
December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2006 to
October 31, 2006	304,174	$36.93	273	92,863,061

November 1, 2006 to
November 30, 2006	1,051,816	33.62	1,047,445	91,815,616

December 1, 2006 to
December 31, 2006	3,105,519	32.52	3,097,009	88,718,607

Total	4,461,509	$33.08	4,144,727	88,718,607

(1)	Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, shares received as payment of the exercise price for stock option exercises, and shares received as payment of the withholding taxes on vested restricted stock grants.

(2)	On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 2, 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

G. A. Andreas	549,008,476	23,681,263
A. L. Boeckmann	551,055,354	21,634,385
M. H. Carter	383,077,036	189,612,703
R. S. Joslin	535,963,289	36,726,450
A. Maciel	559,965,357	12,724,382
P. J. Moore	552,549,529	20,140,210
M. B. Mulroney	534,456,858	38,232,881
T. F. O’Neill	534,013,079	38,676,660
O. G. Webb	367,090,965	205,598,774
K. R. Westbrook	548,619,719	24,070,020
P. A. Woertz	551,356,837	21,332,902

The Stockholder’s Proposal No. 1 (Labeling Genetically Engineered Food) was defeated as follows:

For	Against	Abstain

32,325,360	417,072,901	40,177,202

The Stockholder’s Proposal No. 2 (Code of Conduct Regarding Global Human Rights Standards) was defeated as follows:

For	Against	Abstain

118,097,442	325,510,551	45,967,470

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 6, 2007 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4)	Indenture dated as of September 20, 2006 between the Company and JP Morgan Chase Bank, filed on September 22, 2006 as Exhibit 4 to Form S-3 (File No. 333-137541), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ D. J. Schmalz
D. J. Schmalz
Senior Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: February 6, 2007