Form 10-Q
period 2007-03-31
ARCHER DANIELS MIDLAND CO
filed 2007-05-09
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, no par value - xxx,xxx,xxx shares
(April 30, 2007)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(In thousands, except
	per share amounts)

Net sales and other operating income	$11,381,150	$9,122,841
Cost of products sold	10,635,240	8,352,109
Gross Profit	745,910	770,732

Selling, general and administrative expenses	294,037	297,295
Other (income) expense - net	(104,331)	(19,526)
Earnings Before Income Taxes	556,204	492,963

Income taxes	193,313	145,167

Net Earnings	$362,891	$347,796

Average number of shares outstanding - basic	648,737	653,995

Average number of shares outstanding - diluted	653,177	657,130

Basic and diluted earnings per common share	$.56	$.53

Dividends per common share	$.115	$.10

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Archer-Daniels-Midland Company

	NINE MONTHS ENDED
	MARCH 31,
	2007	2006
	(In thousands, except
	per share amounts)

Net sales and other operating income	$31,804,111	$27,048,775
Cost of products sold	29,284,703	24,911,864
Gross Profit	2,519,408	2,136,911

Selling, general and administrative expenses	902,083	896,142
Other (income) expense - net	(142,859)	(32,630)
Earnings Before Income Taxes	1,760,184	1,273,399

Income taxes	553,280	371,588

Net Earnings	$1,206,904	$901,811

Average number of shares outstanding - basic	654,000	653,063

Average number of shares outstanding - diluted	658,232	655,469

Basic earnings per common share	$1.85	$1.38

Diluted earnings per common share	$1.83	$1.38

Dividends per common share	$.315	$.27

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company

	(Unaudited)
	MARCH 31,	JUNE 30,
	2007	2006
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$896,526	$1,112,853
Segregated cash and investments	1,402,389	1,220,666
Receivables	5,805,087	4,471,201
Inventories	6,603,449	4,677,508
Other assets	535,907	344,049
Total Current Assets	15,243,358	11,826,277

Investments and Other Assets
Investments in and advances to affiliates	2,050,740	1,985,662
Long-term marketable securities	1,175,227	1,110,177
Goodwill	320,322	322,292
Other assets	738,810	731,590
	4,285,099	4,149,721

Property, Plant, and Equipment
Land	221,289	214,091
Buildings	2,901,919	2,774,164
Machinery and equipment	11,728,837	11,131,992
Construction in progress	744,790	430,997
	15,596,835	14,551,244
Accumulated depreciation	(9,773,876)	(9,258,212)

	5,822,959	5,293,032

	$25,351,416	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Archer-Daniels-Midland Company

	(Unaudited)
	MARCH 31,	JUNE 30,
	2007	2006
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1,142,765	$549,419
Accounts payable	4,872,322	4,014,392
Accrued expenses	2,214,593	1,521,188
Current maturities of long-term debt	71,876	79,768
Total Current Liabilities	8,301,556	6,164,767

Long-Term Liabilities
Long-term debt	5,157,271	4,050,323
Deferred income taxes	676,650	756,600
Other	536,590	490,460
	6,370,511	5,297,383

Shareholders' Equity
Common stock	5,067,901	5,511,019
Reinvested earnings	5,088,222	4,081,490
Accumulated other comprehensive income	523,226	214,371

	10,679,349	9,806,880

	$25,351,416	$21,269,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Archer-Daniels-Midland Company

	NINE MONTHS ENDED
	MARCH 31,
	2007	2006
	(In thousands)
Operating Activities
Net earnings	$1,206,904	$901,811
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	519,776	490,780
Asset abandonments	1,393	27,013
Deferred income taxes	9,279	(93,951)
Gain on marketable securities transactions	(24,244)	(27,952)
Equity in earnings of affiliates, net of dividends	(137,252)	(32,331)
Stock contributed to employee benefit plans	20,135	18,652
Pension and postretirement accruals (contributions), net	34,601	(164,519)
Other - net	101,495	31,401
Changes in operating assets and liabilities
Segregated cash and investments	(172,530)	(236,627)
Receivables	(544,181)	(266,137)
Inventories	(1,918,254)	(519,857)
Other assets	(69,283)	(41,852)
Accounts payable and accrued expenses	937,866	813,249
Total Operating Activities	(34,295)	899,680

Investing Activities
Purchases of property, plant, and equipment	(843,592)	(533,494)
Proceeds from sales of property, plant, and equipment	25,915	42,025
Net assets of businesses acquired	(92,372)	(168,520)
Investments in and advances to affiliates	(49,737)	(111,426)
Distributions from affiliates, excluding dividends	85,310	51,158
Purchases of marketable securities	(659,117)	(636,896)
Proceeds from sales of marketable securities	576,450	491,702
Other - net	6,704	(18,856)
Total Investing Activities	(950,439)	(884,307)

Financing Activities
Long-term debt borrowings	1,165,633	603,874
Long-term debt payments	(131,360)	(262,042)
Net borrowings under line of credit agreements	570,315	196,982
Purchases of treasury stock	(532,851)	(74)
Sale of stock warrants	170,085	─
Purchase of call options	(299,460)	─
Cash dividends	(206,543)	(176,433)
Other - net	32,588	18,128
Total Financing Activities	768,407	380,435

Increase (decrease) in cash and cash equivalents	(216,327)	395,808
Cash and cash equivalents at beginning of period	1,112,853	522,420

Cash and cash equivalents at end of period	$896,526	$918,228

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Archer-Daniels-Midland Company

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2006.

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

Subsequent Event

During April 2007, the Company sold equity securities of Tyson Foods Inc. and Overseas Shipholding Group Inc. held at March 31, 2007 and received cash proceeds of $556 million and recognized an after tax gain of $220 million, or $0.34 per share.

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

During February 2007, the FASB issued SFAS Number 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS Number 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS Number 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Company will be required to adopt SFAS No. 159 on July 1, 2008 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 3.  Long-Term Debt

In February 2007, the Company issued $1.2 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement. The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually. The Notes may be convertible based on an initial conversion rate of 22.8343 shares per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $43.79 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average product of the closing price of the Company’s common stock and the conversion rate of each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date. Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined. If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $299 million. The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options. In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million. If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock. The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share. The net cost of the purchased call options and warrant transactions of $129 million is recorded as a reduction of stockholder’s equity. The Company has also recorded a $114 million increase in stockholder’s equity for the deferred tax assets recognized related to the purchased call options.

As of March 31, 2007, none of the conditions permitting conversion of the Notes had been satisfied. In addition, as of March 31, 2007, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 4.  Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006
	(In thousands)

Net earnings	$362,891	$347,796	$1,206,904	$901,811

Net change in unrealized gain
(loss) on investments	46,198	(13,700)	61,265	(72,142)
Deferred gain (loss) on hedging
activities	(77,599)	(16,410)	49,545	8,350
Minimum pension
liability adjustment	(3,792)	(936)	(4,115)	(553)
Foreign currency translation
adjustment	37,273	35,879	202,160	(3,826)

Comprehensive income	$364,971	$352,629	$1,515,759	$833,640

Note 5.  Other (Income) Expense - Net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006
	(In thousands)

Interest expense	$115,467	$90,446	$323,589	$263,344
Investment income	(66,352)	(48,295)	(191,683)	(146,143)
Net (gain) loss on marketable
securities transactions	(13,484)	282	(24,244)	(27,952)
Equity in earnings of affiliates	(84,975)	(54,930)	(207,576)	(113,604)
Other - net	(54,987)	(7,029)	(42,945)	(8,275)
	$(104,331)	$(19,526)	$(142,859)	$(32,630)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 6.  Retirement Plan Expense

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits. The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits. Retirement plan expense for these pension and postretirement benefits for the quarter and nine months ended March 31, 2007 and 2006 is as follows:

	Pension Benefits
	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006
	(In thousands)

Service cost (benefits earned during the period)	$15,358	$13,465	$46,074	$51,714
Interest cost	23,101	19,405	69,301	62,262
Expected return on plan assets	(25,303)	(17,756)	(75,909)	(57,907)
Actuarial loss	4,858	8,054	14,574	25,552
Net amortization	1,561	1,313	4,683	3,923
Net periodic defined benefit plan expense	$19,575	$24,481	$58,723	$85,544

	Postretirement Benefits
	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006
	(In thousands)

Service cost (benefits earned during the period)	$1,757	$1,665	$5,269	$4,995
Interest cost	2,435	2,130	7,305	6,392
Actuarial loss	158	107	476	321
Net amortization	(279)	(279)	(837)	(837)
Net periodic defined benefit plan expense	$4,071	$3,623	$12,213	$10,871

Note 7.  Guarantees

The Company has entered into debt guarantee agreements, primarily related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation. The Company has not recorded a liability for these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial. The Company has collateral for a portion of these contingent obligations. These contingent obligations totaled $141 million at March 31, 2007. Outstanding borrowings under these contingent obligations were $112 million at March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Archer-Daniels-Midland Company

Note 8.  Segment Information (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006
	(In thousands)

Sales to external customers
Oilseeds Processing	$3,219,289	$2,808,375	$9,802,528	$8,730,503
Corn Processing	1,400,164	1,111,734	3,985,778	3,414,335
Agricultural Services	5,512,171	4,114,818	14,348,396	11,535,958
Other	1,249,526	1,087,914	3,667,409	3,367,979
Total	$11,381,150	$9,122,841	$31,804,111	$27,048,775

Intersegment sales
Oilseeds Processing	$96,646	$36,388	$314,737	$117,567
Corn Processing	98,539	91,199	264,712	283,313
Agricultural Services	554,379	352,206	1,420,227	945,980
Other	31,690	28,991	92,483	85,920
Total	$781,254	$508,784	$2,092,159	$1,432,780

Net sales
Oilseeds Processing	$3,315,936	$2,844,763	$10,117,265	$8,848,070
Corn Processing	1,498,703	1,202,933	4,250,490	3,697,648
Agricultural Services	6,066,550	4,467,024	15,768,623	12,481,938
Other	1,281,215	1,116,905	3,759,892	3,453,899
Intersegment elimination	(781,254)	(508,784)	(2,092,159)	(1,432,780)
Total	$11,381,150	$9,122,841	$31,804,111	$27,048,775

Segment operating profit
Oilseeds Processing	$168,516	$176,550	$530,166	$403,742
Corn Processing	251,812	218,692	877,770	591,482
Agricultural Services	40,540	78,601	274,675	192,216
Other	132,267	75,649	325,495	236,465
Total segment operating profit	593,135	549,492	2,008,106	1,423,905
Corporate	(36,931)	(56,529)	(247,922)	(150,506)
Earnings before income taxes	$556,204	$492,963	$1,760,184	$1,273,399

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducts its business in many countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the Euro and British pound, as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses. The impact of these currency exchange rate changes was not significant during the quarter and nine months ended March 31, 2007.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. Biodiesel margins in Europe declined due to higher vegetable oil prices and lower diesel fuel prices. Softseed crushing margins also declined as a result of increased softseed commodity prices. Abundant soybean supplies, improved vegetable oil values, and strong protein meal demand positively impacted soybean crushing margins. Increased ethanol contracted selling prices and continuing strong ethanol demand led to improved corn processing results. Increased selling prices as a result of solid demand for sweetener and starch products also improved corn processing results. However, corn processing results were negatively impacted by increasing net corn costs. North American origination operations were negatively impacted by reduced grain storage and handling operating results. North American river transportation operations were negatively impacted by lower barge freight rates and increased operating costs. The above mentioned factors resulted in a decline in operating results during the quarter for Oilseeds Processing and Agricultural Services while Corn Processing and Other operating results improved for the quarter. Other operating results include a $53 million gain on the sale of the Company’s Arkady food ingredient business. Increasing commodity price levels negatively affected LIFO inventory valuations partially offsetting the improvements in operating results.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 25% to $11.4 billion for the quarter due primarily to increased selling prices of agricultural commodities and of corn processing products and, to a lesser extent, increased sales volumes of agricultural commodities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006	Change
	(In thousands)
Oilseeds Processing	$3,219,289	$2,808,375	$410,914
Corn Processing
Sweeteners and Starches	627,821	500,712	127,109
Bioproducts	772,343	611,022	161,321
Total Corn Processing	1,400,164	1,111,734	288,430
Agricultural Services	5,512,171	4,114,818	1,397,353
Other
Food, Feed and Industrial	1,224,724	1,068,926	155,798
Financial	24,802	18,988	5,814
Total Other	1,249,526	1,087,914	161,612
Total	$11,381,150	$9,122,841	$2,258,309

Oilseeds Processing sales increased 15% to $3.2 billion for the quarter due principally to increased average selling prices of vegetable oil and protein meal and increased sales volumes of vegetable oil and biodiesel. Vegetable oil selling prices and volumes improved as the markets anticipate new demand from the developing U.S. biodiesel industry. Protein meal average selling prices increased as a result of higher oilseed commodity prices. Corn Processing sales increased 26% to $1.4 billion for the quarter principally due to Bioproducts sales increases and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased due to increased average selling prices and, to a lesser extent, increased sales volumes of ethanol. Ethanol average sales prices and volumes improved principally due to strong demand from gasoline refiners and higher gasoline prices. Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from solid demand for sweetener and starch products. Agricultural Services sales increased 34% to $5.5 billion for the quarter primarily due to increased sales volumes and increased agricultural commodity prices. The increase in commodity prices is primarily due to higher average market prices for corn in North America which increased approximately 60% from the prior year quarter. Increased sales volumes of global grain merchandising activities also contributed to the increase in Agricultural Services sales. Other sales increased 15% to $1.2 billion for the quarter primarily due to higher average selling prices of wheat flour and to a lesser extent, increased volumes and selling prices of cocoa products.

Cost of products sold increased 27% to $10.6 billion for the quarter primarily due to higher average prices of agricultural commodities and increased sales volumes. Manufacturing costs decreased $9 million primarily due to decreased energy costs partially offset by higher plant depreciation costs and increased employee-related costs.

Selling, general, and administrative expenses decreased 1% to $294 million for the quarter due principally to decreased employee-related costs partially offset by currency exchange rate fluctuations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income increased $85 million for the quarter due principally to a $53 million gain on the sale of the Company’s Arkady food ingredient business, increased equity in earnings of unconsolidated affiliates, increased investment income, and a $14 million increase in realized securities gains. These increases were partially offset by an increase in interest expense. Equity in earnings of unconsolidated affiliates improved principally due to improved operating results of the Company’s oilseed crushing, corn processing, and corn flour ventures and higher valuations of the Company’s private equity fund investments. Investment income increased due to higher average investment levels and interest rates. Interest expense increased primarily due to higher average borrowing levels and, to a lesser extent, higher interest rates.

Operating profit by segment for the quarter is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006	Change
	(In thousands)
Oilseeds Processing	$168,516	$176,550	$(8,034)
Corn Processing
Sweeteners and Starches	126,636	113,223	13,413
Bioproducts	125,176	105,469	19,707
Total Corn Processing	251,812	218,692	33,120
Agricultural Services	40,540	78,601	(38,061)
Other
Food, Feed and Industrial	97,328	34,764	62,564
Financial	34,939	40,885	(5,946)
Total Other	132,267	75,649	56,618
Total Segment Operating Profit	593,135	549,492	43,643
Corporate	(36,931)	(56,529)	19,598
Earnings Before Income Taxes	$556,204	$492,963	$63,241

Oilseeds Processing operating profits decreased 5% to $169 million for the quarter principally due to decreased operating results in North America and Europe. North American oilseeds processing results decreased principally due to lower softseed crushing margins resulting from increased softseed commodity prices. This decrease was partially offset by improved soybean crushing margins principally due to abundant soybean supplies in the U.S. and good demand for soybean meal. In addition, vegetable oil values improved as the markets anticipate new demand from the developing U.S. biodiesel industry. European oilseeds processing results decreased principally due to biodiesel operating profits decreasing as a result of higher vegetable oil prices and lower diesel fuel prices. These decreases were partially offset by improved operating results in South America and Asia. Last year’s operating profits included a $4 million charge for abandonment and write-down of long-lived assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits increased 15% to $252 million for the quarter primarily due to higher average selling prices, higher ethanol sales volumes, and lower energy costs. These increases were partially offset by higher net corn costs. Sweeteners and Starches operating profits increased $13 million due primarily to higher average sales prices. Sales volumes and prices have increased principally due to good demand for sweetener and starch products. These increases were partially offset by increased net corn costs. Bioproducts operating profits increased $20 million primarily due to higher ethanol average selling prices and volumes and, to a lesser extent, lower energy costs. These increases were partially offset by increased net corn costs. Ethanol average sales prices and volumes increased principally due to strong demand from gasoline refiners and higher gasoline prices.

Agricultural Services operating profits decreased 48% to $41 million for the quarter due to decreases in North American origination, transportation, and global grain merchandising operating results. North American origination operating results declined due to reduced grain storage and handling operating results and an increase in inventory carrying costs. North American river transportation operating results decreased primarily due to decreased barge freight rates and increased operating costs. Barge freight rates declined due to lower demand compared to the prior year quarter and, to a lesser extent, poor weather conditions in the Midwestern United States. Agricultural Services operating profits for the quarter include a $12 million trade disruption insurance recovery related to Hurricane Katrina.

Other operating profits increased $57 million to $132 million for the quarter. Other - Food, Feed and Industrial operating profits increased $63 million primarily due to a $53 million gain on the sale of the Company’s Arkady food ingredient business. Last year’s operating profits included a $15 million charge related to exiting the European animal feed business. Excluding the gain on the sale of the Arkady food ingredient business and last year’s charge to exit the European animal feed business, Other - Food Feed, and Industrial operating profits decreased $6 million primarily due to a decline in cocoa processing operating results due to increased industry capacity which caused downward pressure on cocoa processing margins. This decrease was partially offset by improved operating results of wheat processing and formula feed operations. Other - Financial operating profits declined principally due to lower results of the Company’s captive insurance operations, partially offset by increased valuations of the Company’s private equity fund investments and improvements in the Company’s futures commission merchant business. The results of the Company’s captive insurance operations for the quarter include a $12 million charge related to a Hurricane Katrina trade disruption insurance settlement.

Corporate expense decreased $20 million primarily due to an increase in realized securities gains and a $28 million reduction in unallocated interest expense. The reduction in unallocated interest expense is principally due to higher levels of invested funds and higher interest rates. These increases were partially offset by a $23 million charge, compared to a $1 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations.

Income taxes increased due to an increase in the Company’s effective tax rate and, to a lesser extent, higher pretax earnings. The Company’s effective tax rate during the quarter was 34.8% as compared to 29.4% for the prior year quarter. The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results. Strong biodiesel demand in Europe continued to create increased vegetable oil demand and positively impacted rapeseed crushing margins in Europe. Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America. Increased ethanol contracted selling prices and continuing strong ethanol demand led to improved corn processing results. Increased selling prices as a result of solid demand for sweetener and starch products also improved corn processing results. North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates. The above mentioned factors resulted in improved operating results during the nine months for Oilseeds Processing, Corn Processing, and Agricultural Services. Increasing commodity price levels negatively affected LIFO inventory valuations partially offsetting the improvements in operating results.

ANALYSIS OF STATEMENTS OF EARNINGS

Net sales and other operating income increased 18% to $31.8 billion for the nine months due primarily to increased selling prices of agricultural commodities and of corn processing products and, to a lesser extent, increased sales volumes of oilseed processing products and agricultural commodities.

Net sales and other operating income by segment for the nine months are as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2007	2006	Change
	(In thousands)
Oilseeds Processing	$9,802,528	$8,730,503	$1,072,025
Corn Processing
Sweeteners and Starches	1,698,636	1,485,631	213,005
Bioproducts	2,287,142	1,928,704	358,438
Total Corn Processing	3,985,778	3,414,335	571,443
Agricultural Services	14,348,396	11,535,958	2,812,438
Other
Food, Feed and Industrial	3,597,386	3,316,151	281,235
Financial	70,023	51,828	18,195
Total Other	3,667,409	3,367,979	299,430
Total	$31,804,111	$27,048,775	$4,755,336

Oilseeds Processing sales increased 12% to $9.8 billion for the nine months due principally to increased average selling prices of vegetable oil and increased sales volumes of vegetable oil and biodiesel. Vegetable oil selling prices and volumes improved as the markets anticipate new demand from the developing U.S. biodiesel industry. Biodiesel sales volumes increased due to additional production capacity. Corn Processing sales increased 17% to $4.0 billion for the nine months principally due to increased sales of Bioproducts and, to a lesser extent, increased sales of Sweeteners and Starches. Bioproducts sales increased primarily due to higher average selling prices of ethanol, partially offset by lower sales volumes of ethanol. Ethanol average

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

selling prices increased principally due to strong demand from gasoline refiners and higher gasoline prices. Ethanol sales volumes declined as last year’s sales volumes exceeded production due to the release of inventories built up in anticipation of gasoline refiners replacing MTBE with ethanol. Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from solid demand for sweetener and starch products. Agricultural Services sales increased 24% to $14.3 billion for the nine months principally due to increased agricultural commodity prices and increased sales volumes. The increase in commodity prices is primarily due to higher average market prices of corn in North America which have more than doubled from the prior year. Increased sales volumes of global grain merchandising activities also contributed to the increase in Agricultural Services sales. Other sales increased 9% to $3.7 billion for the nine months primarily due to higher average selling prices of wheat flour products and to a lesser extent, increased sales volumes and higher average selling prices of cocoa products. These increases were partially offset by decreased sales volumes of wheat flour products.

Cost of products sold increased 18% to $29.3 billion for the nine months primarily due to higher average prices of agricultural commodities, increased sales volumes and increased manufacturing costs. Manufacturing costs increased $109 million primarily due to higher plant maintenance and depreciation costs and increased employee-related costs. Last year’s manufacturing costs included a $23 million charge for abandonment and write-down of long-lived assets.

Selling, general, and administrative expenses increased 1% to $902 million for the nine months principally due to increased employee-related costs. During the nine months ended March 31, 2007 and 2006, the Company issued option grants and restricted stock awards to officers and key employees pursuant to the Company’s Long-term Management Incentive Program. Certain officers and key employees of the Company receiving option grants and restricted stock awards are eligible for retirement. Compensation expense related to option grants and restricted stock awards issued to these retirement-eligible employees is recognized in earnings on the date of grant. Selling, general, and administrative expense for the nine months ended March 31, 2007 and 2006 includes compensation expense related to option grants and restricted stock awards granted to retirement-eligible employees of $30 million and $31 million, respectively. Last year’s selling, general, and administrative expenses included $20 million of severance costs associated with the closure of a citric acid plant during the nine months ended March 31, 2006.

Other income increased $110 million for the nine months primarily due to a $94 million increase in equity in earnings of unconsolidated affiliates, a $53 million gain on the sale of the Company’s Arkady food ingredient business, and a $46 million increase in investment income, partially offset by a $60 million increase in interest expense. The increase in equity in earnings of unconsolidated affiliates is primarily due to higher valuations of the Company’s private equity fund investments and improved operating results of the Company’s oilseed crushing and corn processing ventures. Interest expense and investment income increased primarily due to increased average borrowing and investment levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the nine months is as follows:

	NINE MONTHS ENDED
	MARCH 31,
	2007	2006	Change
	(In thousands)
Oilseeds Processing	$530,166	$403,742	$126,424
Corn Processing
Sweeteners and Starches	385,738	319,747	65,991
Bioproducts	492,032	271,735	220,297
Total Corn Processing	877,770	591,482	286,288
Agricultural Services	274,675	192,216	82,459
Other
Food, Feed and Industrial	188,706	138,895	49,811
Financial	136,789	97,570	39,219
Total Other	325,495	236,465	89,030
Total Segment Operating Profit	2,008,106	1,423,905	584,201
Corporate	(247,922)	(150,506)	(97,416)
Earnings Before Income Taxes	$1,760,184	$1,273,399	$486,785

Oilseeds Processing operating profits increased $126 million to $530 million for the nine months due to improved market conditions in all geographic regions. North American processing results improved principally due to abundant oilseed supplies in the U.S. and good demand for soybean meal. Vegetable oil values improved as the markets anticipate new demand from the developing U.S. biodiesel industry. European processing results improved principally due to abundant oilseed supplies in Europe and strong demand for vegetable oil. The strong demand for vegetable oil is the result of strong biodiesel demand. These increases were partially offset by decreased biodiesel operating profits resulting from higher vegetable oil prices and lower diesel fuel prices. Improved operating results in South America and Asia also contributed to the increase in operating profits.

Corn Processing operating profits increased $286 million to $878 million for the nine months principally due to higher average selling prices and lower energy costs, partially offset by lower ethanol sales volumes and higher net corn costs. Sweeteners and Starches operating profits increased $66 million due primarily to higher average sales prices and lower energy costs. Sales prices have increased principally due to good demand for sweetener and starch products. These increases were partially offset by increased net corn costs. Bioproducts operating profits increased $220 million primarily due to higher ethanol average selling prices and lower energy costs, partially offset by increased net corn costs. Ethanol average sales prices increased principally due to strong demand from gasoline refiners and higher gasoline prices. Last year’s Bioproducts operating results included $20 million of severance costs related to the closure of a citric acid plant.

Agricultural Services operating profits increased $82 million to $275 million for the nine months principally due to improved transportation and global grain merchandising operating results partially offset by lower operating results of North American origination activities. North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity. Global grain merchandising results improved as regional production imbalances allowed the Company to capitalize on its merchandising capabilities. North American origination operating results declined due to reduced grain storage and handling operating results and an increase in inventory carrying costs. Agricultural Services operating profits for the nine months include a $12 million trade disruption insurance recovery related to Hurricane Katrina.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profits increased 38% to $325 million for the nine months. Other - Food, Feed and Industrial operating profits increased $50 million and include a $53 million gain on the sale of the Company’s Arkady food ingredient business. Last year’s operating results included a $23 million charge for abandonment and write-down of long-lived assets, a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and a $15 million charge related to exiting the European animal feed business. Excluding the effect of these items, Other - Food, Feed and Industrial operating profits declined $50 million due primarily to cocoa processing operating results declining from prior year levels. Cocoa processing operating results declined primarily due to increased industry capacity which caused downward pressure on cocoa processing margins. Other - Financial operating profits increased $39 million principally due to increased valuations of the Company’s private equity fund investments and higher operating results of the Company’s futures commission merchant business, partially offset by lower operating results of the Company’s captive insurance operations. The results of the Company’s captive insurance operations for the nine months include a $12 million charge related to a Hurricane Katrina trade disruption insurance settlement.

Corporate expense increased $97 million to $248 million for the nine months principally due to a $146 million charge, compared to a $13 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations. In addition, a $17 million reduction in realized securities gains also contributed to the increase in Corporate expense. These increases were partially offset by a $74 million reduction in unallocated interest expense due principally to higher levels of invested funds and higher interest rates.

Income taxes increased due principally to higher pretax earnings and the absence of last year’s $36 million income tax credit related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision. The Company’s effective tax rate during the nine months was 31.4% and, after excluding the effect of last year’s $36 million tax credit, was 32.0% for the prior year. The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At March 31, 2007, the Company continued to show substantial liquidity with working capital of $6.9 billion and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1. Included in working capital is $1.1 billion of cash, cash equivalents, and short-term marketable securities as well as $4.8 billion of readily marketable commodity inventories. Working capital increased $1.3 billion during the nine months principally due to increased prices and quantities of agricultural commodity inventories. Capital resources remained strong as reflected by the increase in the Company’s net worth from $9.8 billion to $10.7 billion. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 33% at March 31, 2007 compared to 29% at June 30, 2006. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility. The increase in the ratio of long-term debt to total capital is due to the issuance of $1.2 billion of 0.875% convertible senior notes due in 2014 which is further described below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In February 2007, the Company issued $1.2 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement. The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually. The Notes may be convertible based on an initial conversion rate of 22.8343 shares per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $43.79 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average product of the closing price of the Company’s common stock and the conversion rate of each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date. Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined. If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $299 million. The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options. In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million. If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock. The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.

As of March 31, 2007, none of the conditions permitting conversion of the Notes had been satisfied. In addition, as of March 31, 2007, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

During the nine months ended March 31, 2007, the Company’s inventory purchase obligations increased $3.6 billion to $11.1 billion. This increase was principally related to increased obligations to purchase agricultural commodities. As of March 31, 2007, the Company expects to make payments related to inventory purchase obligations of $10.8 billion within the next twelve months. In addition, the Company’s long-term debt obligations increased due to the issuance of the aforementioned Notes due in 2014. There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the nine months ended March 31, 2007.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates. Significant changes in market risk sensitive instruments and positions for the nine months ended March 31, 2007 are described below. There were no material changes during the nine months in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

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

	MARCH 31, 2007		JUNE 30, 2006
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest long position	$682	$68	$510	$51
Highest short position	565	56	574	57
Average position - long (short)	88	9	(203)	(20)

The increase in fair value of the average position was principally the result of an increase in the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended
March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2007 to
January 31, 2007	863,317	$30.97	863,317	87,855,290

February 1, 2007 to
February 28, 2007	10,361,981	35.75	10,352,977	77,502,313

March 1, 2007 to
March 31, 2007	13,110	35.47	235	77,502,078

Total	11,238,408	$35.38	11,216,529	77,502,078

(1)	Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, shares received as payment of the exercise price for stock option exercises, and shares received as payment of the withholding taxes on vested restricted stock grants.

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

(4.1)
Indenture, dated February 22, 2007, between the Company and The Bank of New York, as trustee (including form of 0.875% Convertible Senior Notes due 2014), filed on February 22, 2007 as Exhibit 4.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(4.2)
Registration Rights Agreement, dated February 22, 2007, among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and HSBC Securities (USA) Inc., filed on February 22, 2007 as Exhibit 4.2 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(10.1)
Purchase Agreement, dated February 15, 2007, among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and HSBC Securities (USA) Inc., filed on February 22, 2007 as Exhibit 10.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

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

Dated: May 8, 2007