Form 10-K
period 2007-06-30
ARCHER DANIELS MIDLAND CO
filed 2007-08-27
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value--$20.3 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2006)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value—643,585,128 shares
(July 31, 2007)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 8, 2007, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2007.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer Daniels Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is a world leader in BioEnergy and has a premier position in the agricultural processing value chain.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, and cocoa and is a leading manufacturer of biodiesel, ethanol, soybean oil and meal, corn sweeteners, flour, and other value-added food and feed ingredients.  The Company also has an extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley.

During the last five years, the Company has experienced significant growth, spending approximately $4.8 billion for construction of new plants, expansions of existing plants, and the acquisitions of plants and transportation equipment.  The Company is constructing two dry corn milling plants which will increase the Company’s annual ethanol production capacity by 550 million gallons to 1.7 billion gallons.  In addition, the Company has recently completed construction of, or is currently constructing, a polyhydroxy alkanoate (PHA) natural plastics production facility, a propylene/ethylene glycol production facility, United States and foreign cocoa processing facilities, and United States and foreign biodiesel production facilities.  Construction of these plants is expected to be completed during the next two fiscal years.  The Company expects to spend approximately $3.0 billion to construct these facilities and other approved capital projects over the next four years.  There have been no significant dispositions during the last five years.

Segment Descriptions

The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in “Note 14 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  Crude vegetable oil is sold “as is” or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oil is sold for use in chemicals, paints and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Cottonseed flour is produced and sold primarily to the pharmaceutical industry.  Cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets.  The Company has a 50% ownership interest in this joint venture.

The Company has an ownership interest in Wilmar International Limited, a Singapore publicly listed company.  Wilmar International Limited is the largest agricultural processing business in Asia and operates palm plantations; soybean, rapeseed, cottonseed, sunflower seed, peanut, palm kernel, and sesame seed crushing facilities and related vegetable oil refineries and packaging facilities; an oleochemical plant that produces fatty acids, glycerin, and soap noodles; a soy protein plant; wheat flour mills; rice mills; feed mills; fertilizer operations; and related silos and storage facilities.

Item 1.	BUSINESS (Continued)

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

By fermentation of dextrose, the Company produces alcohol, amino acids, and other specialty food and feed ingredients.  Ethyl alcohol is produced to beverage grade or for industrial use as ethanol.  In gasoline, ethanol increases octane and is used as an extender and oxygenate.  Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  The Company also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.  The Company produces citric and lactic acids, lactates, sorbitol and xanthan gum which are used in various food and industrial products.

Almidones Mexicanos S.A., of which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Eaststarch C.V. (Netherlands), of which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia, and Turkey.

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

A.C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 38 sales offices worldwide and operates export, river, and country elevators in Argentina, Romania, and the Ukraine.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Other

The Company is engaged in milling wheat, corn, and milo into flour.  Wheat flour is sold primarily to commercial bakeries, food companies, food service companies, and retailers.  Bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets.  Corn meal and flour is sold primarily to the cereal, snack, and bakery mix markets.  The Company produces bakery products and mixes which are sold to the baking industry.  The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

The Company processes cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds for the food processing industry.

The Company produces wheat starch and gluten for the baking industry.  Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and feed ingredient.

Item 1.	BUSINESS (Continued)

The Company produces a wide range of edible soy protein products including soy flour, soy grits, soy protein concentrates and soy isolates that are used in processed meats, baked foods, nutritional products, snacks, and dairy and meat analogs.  The Company further processes these ingredients into dry and frozen meat analogs that it markets to foodservice operators, retail and private label brand marketers, and direct-to-retail stores.

The Company produces natural source vitamin E, tocopherol antioxidants and phytosterols from co-products of oilseeds which are marketed to the dietary supplement and food industry.  The Company produces soy isoflavones, a dietary supplement, from a co-product of edible soy processing.  The Company processes and distributes edible beans for use as a food ingredient.  The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy, poultry, and pet food industries.

Gruma S.A. de C.V. and affiliates (Gruma), of which the Company has a 27% interest, is the world’s largest producer and marketer of corn flour and tortillas with operations in the United States, Mexico, Central America, South America, and Europe.  Additionally, the Company has a 20% interest in a joint venture which consists of the combined United States corn flour operations of the Company and Gruma.  The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.

International Malting Company, a wholly owned subsidiary of the Company, operates malting barley plants in the United States, Australia, New Zealand, and Canada.

Hickory Point Bank and Trust Company, fsb, a wholly owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges.  ADM Investor Services International, Ltd. specializes in futures, options and foreign exchange in the European marketplace.  ADM Derivatives, Inc. offers foreign exchange services to institutional and retail clients.

Agrinational Insurance Company, a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.

The Company has a 50% interest in Telles, LLC (Telles), a joint venture formed between the Company and Metabolix to market and sell PHA produced in a facility being constructed by the Company which is expected to be completed during fiscal 2009.  This facility will produce PHA to be sold to Telles for marketing, sale, and distribution to the end consumer.

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.

Methods of Distribution

Since the Company’s customers are principally other manufacturers and processors, the Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to the customers’ facilities.  The Company has developed a comprehensive transportation system utilizing trucks, railcars, river barges, and ocean-going vessels to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges, and towboats used in this transportation system.

Item 1.	BUSINESS (Continued)

Status of New Products

The Company continues to expand its business in line with the Company’s strategy to be a world leader in BioEnergy whilst maintaining its premier position in the agricultural processing value chain through the development of new products.

The Company’s researchers have developed a number of custom low trans fats and oils for bakery and quick-service restaurants that utilize the Company’s Novalipid portfolio of low trans fats and oils.  These products meet the growing needs of food service customers driven by legislated municipal bans on the use of fats and oils that contain trans fats.

Our Aspire business model continues to be developed to leverage the Company’s finished food product development capabilities.  Under this program, ADM works with customers to supply finished food products such as nutrition bars, beverages and other items in a final packaged form ready for retail distribution.  The development of the prototypes is done by research and development staff and the manufacturing is accomplished through a network of co-manufacturers.  This program helps customers introduce more new trait-enhanced products more quickly than they would otherwise be able to accomplish.

The Company’s cooked, dried edible bean products are finding a number of new applications due to the increased interest among our customers in improving nutrition, especially in the area of foods targeted for children.  These edible bean powders are being used in a wide range of convenient foods.

The Company’s alliance with Metabolix is proceeding on schedule.  Semi-works production of PHA, a biodegradable plastic, is underway for market development, and construction of the Company’s 50,000 ton per year commercial manufacturing facility is on schedule for startup in December 2008.

The Company is proceeding with construction of a commercial propylene glycol (PG) facility in Decatur, Illinois.  Value-added derivatives of PG are being pursued by research and development staff.

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and changes in standards of living, and global production of similar and competitive crops.  The substantial majority of the Company’s raw materials are procured from thousands of grain elevators and wholesale merchants, principally in North America, South America, and Europe, pursuant to short-term agreements (less than one year) or on a spot basis.  The Company does not grow crops and a relatively small proportion of the Company’s raw materials are purchased directly from growers.  The Company is not dependent upon any particular grower, elevator, or merchant or group of growers, elevators, or merchants as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns several valuable patents, trademarks, and licenses but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Item 1.	BUSINESS (Continued)

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale, and distribution of its products and services.  There is a degree of seasonality in the growing season and procurement of the Company’s principal raw materials: oilseeds, corn, wheat, cocoa beans, and other grains.  However, the actual physical movement of the millions of bushels of these crops through the Company’s storage and processing facilities is reasonably constant throughout the year.

Price variations and availability of raw agricultural commodities may cause fluctuations in the Company’s receivables, inventories, and short-term borrowings.  No material part of the Company’s business in any segment is dependent upon a single customer or very few customers.

Competition

The Company has significant competition in the markets in which it operates based principally on price, quality, products and alternative products, some of which are made from different raw materials than those utilized by the Company.  Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis,   focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio.

Research and Development Expenditures

The Company’s research and development expenditures are focused on developing BioEnergy, food, feed, and industrial products from renewable, agricultural crops.  The Company uses technical services representatives to interact with customers to understand the customers’ product needs.  These technical service representatives then interact with researchers who are familiar with the Company’s wide range of food, feed, fuel, and industrial products as well as applications technology.  These individuals form quick-acting teams to develop solutions to customer needs.

The Company is completing the two projects currently funded by the United States Department of Energy.  The projects studied ways of converting corn fiber into either biofuels or animal feed.  The results are being used to evaluate the commercial feasibility.

The Company was recently awarded additional funding from the Department of Energy to develop yeasts capable of fermenting 5-carbon sugars, which is a key technology for producing ethanol from lignocellulosic biomass.  The Company is partnered with Purdue University on this project.

The Company’s biodiesel research is focused on cost, product quality, and alternate feed stocks.  Several new technologies have been developed to minimize the chemical input costs for biodiesel production while simultaneously reducing waste streams and improving yield.

A joint research project with Argonne National Laboratory is focused on the development of a separative bioreactor which utilizes the principles of electrodeionization.  The new approach allows the production of chemicals from biomass feedstocks without the usual production of salt byproducts.  This technology is being tested at pilot scale to quantify cost and performance.

The Company has also acquired a semi-works/toll-processing facility in Decatur, Illinois to be able to produce small scale commercial quantities of new bio-based industrial chemicals.

Item 1.	BUSINESS (Continued)

The Company maintains a research laboratory in Decatur, Illinois, where product and process development activities are conducted.  To develop new bioproducts and to improve existing bioproducts, new cultures are developed using classical mutation and genetic engineering.  Protein and vegetable oil research is conducted at facilities in Decatur where bakery, meat and dairy pilot plants support application research.  Vegetable oil research is also conducted in Hamburg, Germany; Erith, UK; and Arras, France.  Research to support sales and development for bakery products is done at a laboratory in Olathe, Kansas.  Research to support sales and development for cocoa and chocolate products is done in Milwaukee, Wisconsin, and the Netherlands. Research and technical support for industrial and food wheat starch applications is conducted in a Montreal, Canada research center.  The Company conducts research for corn starches in paper and textile industries as well as fuel ethanol research in Clinton, Iowa.  The Company maintains research centers in Quincy, Illinois, and Decatur, Indiana, that conduct swine and cattle feeding trials to test new formula feed products and to develop improved feeding efficiencies.

The amounts spent during the three years ended June 30, 2007, 2006 and 2005 for such technical efforts were approximately $45 million, $45 million, and $40 million, respectively.

Environmental Compliance

During the year ended June 30, 2007, $106 million was spent for equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

Number of Employees

The number of persons employed by the Company was approximately 27,300 at June 30, 2007.

Financial Information About Foreign and Domestic Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign operations.  Geographic financial information is set forth in “Note 14 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Available Information

The Company’s Internet address is http://www.admworld.com.  The Company makes available, free of charge, through its Internet site, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4, and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

In addition, the Company makes available, through its Internet site, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, and Executive Committees.

Item 1.	BUSINESS (Continued)

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC.  The SEC’s Internet address is http://www.sec.gov.

Item 1A.	RISK FACTORS

The availability and price of the agricultural commodities and agricultural commodity products the Company produces and merchandises can be affected by weather, disease, government programs, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in the agricultural commodities industry and, consequently, in the Company’s operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials used in the Company’s agricultural processing operations.  Reduced supplies of agricultural commodities could also limit the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect the Company’s profitability.  In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

Also, with respect to prices, to the extent production capacity is added within the agricultural processing industry, the disruption to the balance of supply and demand may result in downward pressure on the relevant product prices, thereby adversely affecting revenues and operating results.

Fluctuations in energy prices could adversely affect the Company’s operating results.

The Company’s operating costs and selling prices of certain finished products are sensitive to changes in energy prices.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are dependent upon diesel fuel and other petroleum products.  Significant increases in the cost of these items could adversely affect the Company’s production costs and operating results.

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

The Company is subject to economic downturns, political instability and other risks of doing business globally which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in developed countries in the United States, Europe, and South America but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia. Both developed and emerging market areas are subject to economic downturns and emerging market areas could be subject to more volatile economic, political and market conditions. Such economic downturns and volatile conditions may have a negative impact on the Company’s ability to execute its business strategies and on its operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s operating results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of United States and foreign, agencies, and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, and other trade barriers.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and could negatively impact revenues and operating results.

The Company is subject to food and feed industry risks which could adversely affect the Company’s operating results.

The Company is subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims.  The liability which could result from these risks may not always be covered or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

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

Item 1A.	RISK FACTORS (Continued)

The Company is subject to numerous laws and regulations globally which could adversely affect the Company’s operating results.

The Company is required to comply with the numerous and broad reaching laws and regulations administered by United States federal, state, local, and foreign governmental agencies relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products including commercial activities conducted by Company employees and third parties globally.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of its products.

The production of the Company’s products requires the use of materials which can create emissions of certain regulated substances.  Although the Company has programs in place throughout the organization globally to guard against non-compliance, failure to comply with these regulations can have serious consequences, including civil and administrative penalties as well as a negative impact on the Company’s reputation.

In addition, changes to regulations may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and negatively impact operating results.

The Company is exposed to potential business disruption, including but not limited to transportation services, and other serious adverse impacts resulting from acts of terrorism or war, natural disasters and severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The assets and operations of the Company are subject to damage and disruption from various events which include, but are not limited to, acts of terrorism or war, natural disasters and severe weather conditions, accidents, explosions, and fires.

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment.  The Company’s operations also rely on dependable and efficient transportation services.  A disruption in transportation services could result in supply problems at the Company’s processing plants and impair the Company’s ability to deliver processed products to its customers in a timely manner.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	Foreign	Total	United	Foreign	Total
	States			States
Owned	137	98	235	173	104	277
Leased	4	1	5	9	30	39
	141	99	240	182	134	316

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in grain producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	44	48	92	15	79	94
Leased	–	–	–	–	20	20
	44	48	92	15	99	114

The Company operates twenty-one domestic and seventeen foreign oilseed crushing plants with a daily processing capacity of approximately 91,000 metric tons (3.3 million bushels).  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.  The foreign plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland, and the Ukraine.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as sixteen foreign refineries in Bolivia, Brazil, Canada, England, France, Germany, India, the Netherlands, and Poland.  The Company packages oils at seven domestic plants located in California, Florida, Georgia, and Illinois, as well as at six foreign plants located in Bolivia, Brazil, England, and Germany.  The Company operates one domestic and six foreign biodiesel plants located in North Dakota, Brazil, Germany, and India.  In addition, the Company operates two fertilizer blending plants in Brazil.

The Oilseeds Processing segment operates fifteen domestic country grain elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of 8 million bushels, are located in Illinois, Missouri, North Carolina, and Ohio.

This segment also operates ninety-eight foreign elevators, including port facilities, in Bolivia, Brazil, Canada, Germany, Mexico, the Netherlands, Paraguay, and Poland as adjuncts to its processing plants.  These facilities have a storage capacity of 125 million bushels.

Item 2.	PROPERTIES (Continued)

Corn Processing

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	13	–	13	5	–	5

The Company operates five wet corn milling and two dry corn milling plants with a daily grind capacity of approximately 50,000 metric tons (2.0 million bushels).  The Company also operates corn germ extraction plants, sweeteners and starches production facilities, and bioproducts production facilities in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota.  The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of 12 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	1	–	1	130	18	148
Leased	1	–	1	8	6	14
	2	–	2	138	24	162

The Company operates a rice mill located in California and an animal feed facility in Illinois.  The Agricultural Services segment operates one hundred thirty-eight domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including fifty-one country elevators, seventy-nine sub-terminal, terminal and river loading facilities, and eight grain export elevators in Florida, Louisiana, Ohio, and Texas.  Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas.  These elevators have an aggregate storage capacity of approximately 342 million bushels.  The Company has five grain export elevators in Argentina, Mexico, and the Ukraine that have an aggregate storage capacity of approximately 29 million bushels.  The Company has thirteen country elevators located in the Ukraine, Romania, and the Dominican Republic.  In addition, the Company has six river elevators located in Romania and the Ukraine.

Other

	Processing Plants			Procurement Facilities
	United States	Foreign	Total	United States	Foreign	Total

Owned	79	50	129	23	7	30
Leased	3	1	4	1	4	5
	82	51	133	24	11	35

Item 2.	PROPERTIES (Continued)

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty foreign flour mills with a total daily milling capacity of approximately 26,700 metric tons (1.0 million bushels).  The Company also operates six bakery mix plants.  These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica.  The Company operates two foreign formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada.  The Company operates a rice milling plant in Jamaica.

The Company operates three domestic and nine foreign chocolate and cocoa bean processing plants with a total daily grind capacity of approximately 1,800 metric tons.  The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the foreign plants are located in Brazil, Canada, England, Ivory Coast, the Netherlands, and Singapore.  The Company operates ten cocoa bean procurement and handling facilities/port sites in the Ivory Coast, Indonesia, Malaysia, and Brazil.

The Company operates two domestic soy protein specialty plants in Illinois and one foreign plant in the Netherlands.  Lecithin products are produced at six domestic and four foreign plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands.  The Company also operates a starch and gluten plant in Iowa and one in Canada.  The Company produces soy-based foods at plants in Illinois and North Dakota.  The Company produces vitamin E, sterols, and isoflavones at plants in Illinois.  The Company also operates a honey drying operation in Wisconsin.

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

Environmental Matters

The Company is involved in approximately twenty administrative and judicial proceedings in which it has been identified as a potentially responsible party (PRP) under the federal Superfund law and its state analogs for the study and cleanup of sites contaminated by material discharged into the environment.  In all of these matters there are numerous PRPs.  Due to various factors, such as the required level of remediation and participation in the cleanup effort by others, the Company’s future cleanup costs at these sites cannot be reasonably estimated.  In management’s opinion, these proceedings will not, either individually or in the aggregate, have a material adverse affect on the Company’s financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange, Frankfurt Stock Exchange, and Swiss Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock as reported on the New York Stock Exchange and common stock cash dividends declared per share.

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2007-Quarter Ended
June 30	$39.65	$32.05	$0.115
March 31	37.84	30.20	0.115
December 31	40.00	31.20	0.100
September 30	45.05	36.44	0.100

Fiscal 2006-Quarter Ended
June 30	$46.71	$34.60	$0.100
March 31	35.50	24.05	0.100
December 31	25.55	23.00	0.085
September 30	24.75	19.75	0.085

The number of registered shareholders of the Company’s common stock at June 30, 2007, was 18,252.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2007 to April 30, 2007	4	$37.25	4	77,502,074

May 1, 2007 to May 31, 2007	33,372	36.47	235	77,501,839

June 1, 2007 to June 30, 2007	9,260	34.47	184	77,501,655

Total	42,636	$36.04	423	77,501,655

(1)  Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.  During the three-month period ended June 30, 2007, the Company received 42,213 shares as payment of the exercise price for stock option exercises.

(2)  On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and the S&P Packaged Foods and Meats Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2002.  Information in the graph is presented on a June 30 fiscal year basis.
Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2007	2006	2005	2004	2003

Net sales and other operating income	$44,018	$36,596	$35,943	$36,151	$30,708
Depreciation	701	657	665	686	644
Net earnings	2,162	1,312	1,044	495	451
Basic earnings per common share	3.32	2.01	1.60	0.76	0.70
Diluted earnings per common share	3.30	2.00	1.59	0.76	0.70
Cash dividends	281	242	209	174	156
Per common share	0.43	0.37	0.32	0.27	0.24

Working capital	$7,254	$5,661	$4,344	$3,589	$3,274
Per common share	11.28	8.63	6.68	5.51	5.08
Current ratio	1.9	1.9	1.8	1.5	1.6
Inventories	6,060	4,677	3,907	4,592	3,550
Net property, plant, and equipment	6,010	5,293	5,184	5,255	5,469
Gross additions to property, plant, and equipment	1,404	841	647	621	1,246
Total assets	25,118	21,269	18,598	19,369	17,183
Long-term debt	4,752	4,050	3,530	3,740	3,872
Shareholders’ equity	11,253	9,807	8,435	7,698	7,069
Per common share	17.50	14.95	12.96	11.83	10.96

Weighted average shares outstanding-basic	651	654	654	648	646
Weighted average shares outstanding-diluted	656	656	656	650	647

Significant items affecting the comparability of the financial data shown above are as follows.

•
Net earnings for 2007 include a gain of $440 million ($286 million after tax, equal to $0.44 per share) related to the exchange of the Company’s interests in certain Asian joint ventures for shares of Wilmar International Limited, realized securities gains of $357 million ($225 million after tax, equal to $0.34 per share) related to the Company’s sale of equity securities of Tyson Foods Inc. and Overseas Shipholding Group Inc. and a $209 million gain ($132 million after tax, equal to $0.20 per share) related to the sale of businesses.

•	Net earnings for 2005 include a gain of $159 million ($119 million after tax, equal to $0.18 per share) related to sales of the Company’s interest in Tate & Lyle PLC.

•
Net earnings for 2004 include a $400 million charge ($252 million after tax, equal to $0.39 per share) related to the settlement of fructose litigation and a $51 million charge ($32 million after tax, equal to $0.05 per share) related to the abandonment and write-down of long-lived assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds may be resold into the marketplace as a raw material for other processors.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing also includes activities related to the Company’s interest in Wilmar International Limited, the largest agricultural processing business in Asia.

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

Other includes the Company’s remaining operations, consisting principally of food, feed, and industrial businesses and financial activities.  Food, feed, and industrial includes: Wheat Processing, with activities related to the production of wheat flour; Cocoa Processing, with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other food, feed, and industrial products.  Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

The Company’s Corn Processing operations and certain other food and feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials.  In these operations, agricultural commodity price changes can result in significant fluctuations in cost of products sold, and such price changes cannot necessarily be passed directly through to the selling price of the finished products.  For products such as ethanol, selling prices bear no direct relationship to the raw material cost of the agricultural commodity from which it is produced.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment, and return on net assets.  The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, crop plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2007 Compared to 2006

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Strong biodiesel demand in Europe continued to create increased vegetable oil demand and positively impacted rapeseed crushing margins in Europe.  Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America.  Increased ethanol contracted selling prices, continuing strong ethanol demand, and solid demand for sweetener and starch products improved corn processing results.  These increases in corn processing results were partially offset by higher net corn costs.  Global grain merchandising opportunities resulting from regional production imbalances also improved operating results.  North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates.  Increasing commodity price levels negatively affected LIFO inventory valuations partially offsetting the improvements in operating results.

Net earnings increased principally due to improved operating results in all of the Company’s operating segments.  Earnings before income taxes for 2007 include a gain of $440 million related to the exchange of the Company’s interests in certain Asian joint ventures for shares of Wilmar International Limited (the Wilmar Gain), a $357 million realized securities gain from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a gain of $153 million from the sale of the Company’s interest in Agricore United and a $53 million gain from the sale of the Company’s Arkady food ingredient business.  Earnings before income taxes for 2007 also include charges of $206 million from the effect of changing commodity prices on LIFO inventory valuations, $46 million related to the repurchase of $400 million of the Company’s outstanding debentures, and $21 million related to abandonment and write-down of long-lived assets.  Net earnings for 2006 include a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  Earnings before income taxes for 2006 include charges of $15 million resulting from the Company’s adoption of Financial Accounting Standards Board Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), $71 million related to abandonment and write-down of long-lived assets, $9 million representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $22 million associated with the closure of a citric acid plant and exiting the European animal feed business.  Earnings before income taxes for 2006 also include credits of $12 million from the effect of changing commodity prices on LIFO inventory valuations, $17 million from the sale of long-lived assets, $46 million related to Brazilian transactional tax credits, and $40 million related to realized securities gains.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 20% to $44.0 billion due primarily to increased selling prices of agricultural commodities, oilseed and corn processing products and, to a lesser extent, increased sales volumes of agricultural commodities and oilseed processing products.  In addition, net sales and other operating income increased $916 million, or 3%, due to currency exchange rate fluctuations.

Net sales and other operating income by segment are as follows:

	2007	2006	Change
	(In millions)
Oilseeds Processing	$13,937	$11,867	$2,070
Corn Processing
Sweeteners and Starches	2,378	2,133	245
Bioproducts	3,064	2,727	337
Total Corn Processing	5,442	4,860	582

Agricultural Services	19,706	15,440	4,266
Other
Food, Feed, and Industrial	4,840	4,354	486
Financial	93	75	18
Total Other	4,933	4,429	504
Total	$44,018	$36,596	$7,422

Oilseeds Processing sales increased 17% to $13.9 billion due principally to increased average selling prices of vegetable oil and increased sales volumes of vegetable oil and biodiesel.  Vegetable oil selling prices and volumes improved as the markets anticipate new demand from the developing United States biodiesel industry.  Biodiesel sales volumes increased due to additional production capacity.  Corn Processing sales increased 12% to $5.4 billion principally due to increased sales of Bioproducts and, to a lesser extent, increased sales of Sweeteners and Starches.  Bioproducts sales increased primarily due to higher average selling prices of ethanol, partially offset by lower sales volumes.  Ethanol average selling prices increased principally due to higher gasoline prices.  Ethanol sales volumes decreased as 2006 sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol.  Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from good demand for sweetener and starch products.  Agricultural Services sales increased 28% to $19.7 billion principally due to increased agricultural commodity prices and increased sales volumes.  The increase in commodity prices is primarily due to higher average market prices of corn in North America which have increased 60% from the prior year.  Increased sales volumes of global grain merchandising activities also contributed to the increase in Agricultural Services sales.  Other sales increased 11% to $4.9 billion primarily due to higher average selling prices of wheat flour products and, to a lesser extent, increased sales volumes and higher average selling prices of cocoa products.

Cost of products sold increased 21% to $40.8 billion primarily due to higher average prices of agricultural commodities and increased sales volumes.  Manufacturing costs for 2007 and 2006 include a $21 million and $62 million charge, respectively, for abandonment and write-down of long-lived assets.  In addition, cost of products sold increased $874 million, or 3%, due to currency exchange rate fluctuations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses of $1.2 billion were comparable to 2006 and include $25 million of currency exchange rate increases.  Excluding the impact of currency exchange rate increases, selling, general and administrative expenses decreased $23 million principally due to 2006 selling, general and administrative expenses including $20 million of severance costs associated with the closure of a citric acid plant.  During 2007 and 2006, the Company issued option grants and restricted stock awards to officers and key employees pursuant to the Company’s Long-term Management Incentive Program.  Certain officers and key employees of the Company receiving option grants and restricted stock awards are eligible for retirement.  Compensation expense related to option grants and restricted stock awards issued to these retirement-eligible employees is recognized in earnings on the date of grant.  Selling, general, and administrative expense for 2007 and 2006 includes compensation expense related to option grants and restricted stock awards granted to retirement-eligible employees of $30 million and $31 million, respectively.

Other income increased $1.0 billion primarily due to the $440 million Wilmar Gain, a $357 million gain on the sale of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a $153 million gain on the sale of the Company’s interest in Agricore United, and a $53 million gain on the sale of the Company’s Arkady food ingredient business.  Other income also includes a $46 million charge related to the repurchase of $400 million of the Company’s outstanding debentures.  Excluding these items, other income increased $73 million primarily due to a $120 million increase in equity in earnings of unconsolidated affiliates, and a $53 million increase in investment income, partially offset by a $69 million increase in interest expense and a $27 million reduction in gains on sales of long-lived assets.  The increase in equity in earnings of unconsolidated affiliates is primarily due to higher valuations of the Company’s private equity fund investments and improved operating results of the Company’s Asian oilseed crushing ventures.  Interest expense and investment income increased primarily due to increased average borrowing and investment levels.

Operating profit by segment is as follows:

	2007	2006	Change
	(In millions)
Oilseeds Processing	$1,117	$599	$518
Corn Processing
Sweeteners and Starches	485	432	53
Bioproducts	634	445	189
Total Corn Processing	1,119	877	242

Agricultural Services	516	275	241
Other
Food, Feed, and Industrial	214	159	55
Financial	195	151	44
Total Other	409	310	99
Total Segment Operating Profit	3,161	2,061	1,100
Corporate	(7)	(206)	199
Earnings Before Income Taxes	$3,154	$1,855	$1,299

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profits increased $518 million to $1.1 billion due to the $440 million Wilmar Gain and improved market conditions in all geographic regions.  North American processing results improved principally due to abundant oilseed supplies in the United States and good demand for vegetable oil and soybean meal.  Vegetable oil values improved as the markets anticipate new demand from the developing United States biodiesel industry.  North American processing results were also favorably impacted by lower plant operating costs resulting from improved capacity utilization.  Asian joint venture results improved due to improved palm processing operating results partially offset by decreased soy crushing operating results.  European processing results improved principally due to abundant oilseed supplies in Europe and strong demand for vegetable oil.  The strong demand for vegetable oil is the result of strong biodiesel demand.  These increases were partially offset by decreased biodiesel operating profits resulting from higher vegetable oil prices, increased market production capacity, and lower diesel fuel prices.  South American processing results declined principally due to last year’s $27 million credit for Brazilian transactional taxes.  Excluding the impact of last year’s credit for Brazilian transactional taxes, South American processing results improved principally due to increased fertilizer margins.  The improvement in fertilizer margins was primarily due to higher average sales prices due to improved fertilizer demand combined with stable raw material costs.  Operating profits for 2007 include a $5 million charge for abandonment and write-down of long-lived assets.  Operating profits for 2006 include a $14 million charge for abandonment and write-down of long-lived assets and a $6 million charge related to the adoption of FIN 47.

Corn Processing operating profits increased $242 million to $1.1 billion principally due to higher average selling prices and lower energy costs, partially offset by lower ethanol sales volumes and higher net corn costs.  Net corn costs have increased approximately 60% during 2007 due to significant demand increases for corn resulting primarily from the increase in corn-derived ethanol industry capacity.  Agricultural commodity market concerns regarding the expected decline in the ending 2006 corn crop carryover has also contributed to the increase in corn costs.  Sweeteners and Starches operating profits increased $53 million due primarily to higher average sales prices and lower energy costs.  Sales prices have increased principally due to good demand for sweetener and starch products.  These increases were partially offset by increased net corn costs.  Sweeteners and Starches operating profits for 2006 include a $5 million charge related to the adoption of FIN 47.  Bioproducts operating profits increased $189 million primarily due to higher ethanol average selling prices and lower energy costs, partially offset by increased net corn costs and lower ethanol sales volumes.  Ethanol average sales prices increased principally due to strong demand from gasoline refiners and higher gasoline prices.  Ethanol sales volumes decreased as 2006 sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol.  Bioproducts operating results for 2007 include a $1 million charge for abandonment and write-down of long-lived assets.  Bioproducts operating results for 2006 include a $6 million charge for abandonment and write-down of long-lived assets, a $2 million charge related to the adoption of FIN 47, and $6 million of costs related to the closure of a citric acid plant.

Agricultural Services operating profits increased $241 million to $516 million principally due to a $153 million gain from the sale of the Company’s interest in Agricore United, a Canadian business which specialized in crop input, crop protection services, and grain marketing and merchandising.  Excluding the Agricore United gain, Agricultural Services operating profits increased $88 million to $363 million principally due to improved global grain merchandising operating results and, to a lesser extent, improved transportation and North American origination operating results.  Global grain merchandising results improved as regional production imbalances allowed the Company to capitalize on merchandising opportunities.  North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity.  North American origination operating results improved due to good export demand for agricultural commodities and higher ocean freight rates.  Agricultural Services operating profits for 2007 include a $12 million trade disruption insurance recovery related to Hurricane Katrina.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profits increased $99 million to $409 million.  Other – Food, Feed, and Industrial operating profits increased $55 million and include a $53 million gain on the sale of the Company’s Arkady food ingredient business and a $15 million charge for abandonment and write-down of long-lived assets.  Other – Food, Feed, and Industrial operating results for 2006 include a $51 million charge for abandonment and write-down of long-lived assets, a $2 million charge related to the adoption of FIN 47, a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, a $17 million gain from the sale of long-lived assets, and a $16 million charge related to exiting the European animal feed business.  Excluding the effect of these 2007 and 2006 items, Other – Food, Feed, and Industrial operating profits declined $44 million due primarily to cocoa processing operating results declining from prior year levels and costs related to the start-up of the Company’s natural plastics production operations.  Cocoa processing operating results declined primarily due to increased industry production capacity which caused downward pressure on cocoa processing margins.  These increases were partially offset by improved operating results of the Company’s wheat flour processing and protein specialty operations.  Other – Financial operating profits increased $44 million principally due to increased valuations of the Company’s private equity fund investments and higher operating results of the Company’s futures commission merchant business, partially offset by lower operating results of the Company’s captive insurance operations.  The results of the Company’s captive insurance operations for 2007 include a $12 million charge related to a Hurricane Katrina trade disruption insurance settlement.

Corporate expense decreased $199 million to $7 million principally due to a $345 million increase in realized securities gains principally resulting from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc. and a $103 million reduction in unallocated interest expense due principally to higher levels of invested funds and higher interest rates.  These decreases were partially offset by a $206 million charge, compared to a $12 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations and a $46 million charge related to the repurchase of $400 million of the Company’s outstanding debentures.

Income taxes increased due principally to higher pretax earnings and the absence of last year’s $36 million income tax credit related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  The Company’s effective tax rate during 2007 was 31.5% and, after excluding the effect of last year’s $36 million tax credit, was 31.2% for the prior year.  The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

2006 Compared to 2005

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Strong biodiesel demand in Europe continued to create increased vegetable oil demand and has positively impacted rapeseed crushing margins in Europe.  Abundant oilseed supplies and strong protein meal demand have positively impacted oilseed crushing margins in North America.  A good corn supply resulting in lower price levels for corn favorably impacted corn processing operations, while ethanol experienced good demand due to gasoline refiners replacing MTBE with ethanol.  Solid demand for sweetener and starch products has also improved corn processing results.  During the first half of 2006, hurricanes in the gulf coast region of the United States disrupted North American grain origination and agricultural commodity export operations, negatively impacting export sales volumes.  The gulf coast hurricanes also disrupted river transportation, resulting in increased barge demand and barge freight rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings increased principally due to improved operating results of Oilseeds Processing and Corn Processing.  In addition, net earnings also increased due to a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  Earnings before income taxes for 2006 include charges of $31 million resulting from the Company’s adoption of Statement of Financial Accounting Standards (SFAS) Number 123(R), Share Based Payment, $15 million resulting from the Company’s adoption of FIN 47, $71 million related to abandonment and write-down of long-lived assets, $9 million representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $22 million associated with the closure of a citric acid plant and exiting the European animal feed business.  Earnings before income taxes for 2006 also include credits of $12 million from the effect of changing commodity prices on LIFO inventory valuations, $17 million from the sale of long-lived assets, $46 million related to Brazilian transactional tax credits, and $40 million related to realized securities gains.  Earnings before income taxes for 2005 included credits of $114 million from the effect of changing commodity prices on LIFO inventory valuations, $114 million of realized securities gain from the sale of Tate & Lyle PLC shares, and $45 million representing the Company’s equity share of the gain reported by the Company’s unconsolidated affiliate, Compagnie Industrielle et Financiere des Produits Amylaces SA (CIP), upon the sale of its interest in Tate & Lyle PLC (the CIP Gain).  Earnings before income taxes for 2005 also include a $42 million charge for abandonment and write-down of long-lived assets.

Analysis of Statements of Earnings

Net sales and other operating income increased 2% to $36.6 billion due primarily to higher average selling prices of agricultural commodities and increased sales volumes and selling prices of corn processing products, partially offset by decreased average selling prices of cocoa products and currency exchange rate decreases of $415 million.

Net sales and other operating income by segment are as follows:

	2006	2005	Change
	(In millions)
Oilseeds Processing	$11,867	$11,803	$64
Corn Processing
Sweeteners and Starches	2,133	1,905	228
Bioproducts	2,727	2,459	268
Total Corn Processing	4,860	4,364	496

Agricultural Services	15,440	15,198	242
Other
Food, Feed, and Industrial	4,354	4,506	(152)
Financial	75	72	3
Total Other	4,429	4,578	(149)
Total	$36,596	$35,943	653

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing sales increased $64 million to $11.9 billion principally due to higher average selling prices of South American oilseed exports and of vegetable oil.  These increases were partially offset by lower average selling prices of protein meal.  Corn Processing sales increased 11% to $4.9 billion due to sales increases in both Sweeteners and Starches and Bioproducts.  Sweeteners and Starches sales increased due to higher average selling prices and sales volumes.  Sales volumes and prices have increased primarily due to solid demand for sweetener and starch products.  Bioproducts sales increased primarily due to increased sales volumes and average selling prices of ethanol, partially offset by lower average selling prices of lysine.  The increases in ethanol sales volumes and sales prices were principally due to increased demand from gasoline refiners as refiners used ethanol to replace MTBE as a gasoline additive and to increased gasoline prices.  Agricultural Services sales increased 2% to $15.4 billion primarily due to increased commodity prices in North America and, to a lesser extent, increased barge freight rates as the gulf coast hurricanes reduced barge capacities and created strong demand for North American river transportation.  These increases were partially offset by decreased commodity sales volumes in North America.  The decreased sales volumes were primarily due to disruptions in North American grain origination and export activities caused by the hurricanes in the gulf coast region.  Other sales decreased 3% to $4.4 billion primarily due to decreased average selling prices of cocoa products and lower sales volumes of formula feed products.  These decreases were partially offset by increased average selling prices of wheat flour products due to higher commodity prices.

Cost of products sold increased $118 million to $33.6 billion due primarily to higher average prices of agricultural commodities and increased manufacturing costs, partially offset by currency exchange rate decreases of $389 million.  Manufacturing costs increased $399 million primarily due to increased energy costs, an $86 million charge for abandonment and write-down of long-lived assets, and increased employee-related costs.

Selling, general, and administrative expenses increased $112 million to $1.2 billion principally due to increased employee-related costs, including a $31 million charge related to the adoption of SFAS 123(R), $20 million of severance costs associated with the closure of a citric acid plant, and increased provisions for doubtful accounts.

Other income decreased $84 million due primarily to a $73 million decrease in realized securities gains, a $55 million decrease in equity in earnings of affiliates, and a $39 million increase in interest expense, partially offset by a $69 million increase in investment income.  The decrease in realized securities gains is primarily due to the $114 million realized securities gain in 2005 from the sale of Tate & Lyle PLC shares, partially offset by $40 million of realized securities gains during 2006.  The decrease in equity in earnings of affiliates is primarily due to the CIP Gain in 2005 and lower valuations of the Company’s private equity fund investments in 2006, partially offset by improved earnings of the Company’s Asian oilseed crushing ventures.  Interest expense increased primarily due to higher average borrowing levels and interest rates.  Investment income increased primarily due to the reversal of $19 million of Brazilian transactional taxes previously assessed on investment income upon positive resolution in the Brazilian Supreme Court, higher levels of invested funds, and higher interest rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2006	2005	Change
	(In millions)
Oilseeds Processing	$599	$345	$254
Corn Processing
Sweeteners and Starches	431	271	160
Bioproducts	446	259	187
Total Corn Processing	877	530	347

Agricultural Services	275	262	13
Other
Food, Feed, and Industrial	159	263	(104)
Financial	151	151	–
Total Other	310	414	(104)
Total Segment Operating Profit	2,061	1,551	510
Corporate	(206)	(35)	(171)
Earnings Before Income Taxes	$1,855	$1,516	$339

Oilseeds Processing operating profits increased $254 million to $599 million primarily due to improved market conditions in all geographic regions.  European processing results improved principally due to strong demand for biodiesel and abundant rapeseed supplies in Europe.  This strong demand for biodiesel in Europe increased European vegetable oil demand and resulted in improved oilseeds processing results.  Abundant rapeseed supplies in Europe resulted in lower rapeseed price levels.  North American processing results improved principally due to abundant oilseed supplies in the United States and good demand for soybean meal.  Vegetable oil values were solid as the markets anticipate new demand from the developing United States biodiesel industry.  South American operating results increased primarily due to improved origination activities and a $27 million credit for Brazilian transactional taxes.  Operating results in Asia increased due to improved soy crushing margins and improved palm operations.  Operating profits include a $14 million charge for abandonment and write-down of long-lived assets and a $6 million charge related to the adoption of FIN 47.  Operating profits for 2005 include a charge of $13 million for abandonment and write-down of long-lived assets.

Corn Processing operating profits increased $347 million to $877 million primarily due to higher average selling prices, increased sales volumes, and lower net corn costs, partially offset by increased energy costs.  Sweeteners and Starches operating profits increased $160 million due primarily to decreased net corn costs and higher average sales prices and sales volumes.  Sales volumes and prices have increased primarily due to good demand for sweetener and starch products.  These increases were partially offset by increased energy costs.  Sweeteners and Starches operating profits include a $5 million charge related to the adoption of FIN 47.  Bioproducts operating profits increased $187 million primarily due to higher ethanol sales volumes and average selling prices and decreased net corn costs, partially offset by increased energy costs and lower lysine average selling prices.  The increases in ethanol sales volumes and average sales prices were principally due to increased demand from gasoline refiners as refiners used ethanol to replace MTBE as a gasoline additive and from increased gasoline prices.  Bioproducts operating profits include a $6 million charge for abandonment and write-down of long-lived assets, a $2 million charge related to the adoption of FIN 47, and $6 million of costs related to the closure of a citric acid plant.  Bioproducts operating profits for 2005 include a $16 million charge for abandonment and write-down of long-lived assets.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits increased $13 million to $275 million as improved results from transportation operations were partially offset by a decline in global grain merchandising and North American origination operating results.  North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity.  This increase was partially offset by increased fuel costs.  The gulf coast hurricanes negatively impacted North American origination and export activities during the first half of 2006.

Other operating profits decreased $104 million to $310 million.  Other – Food, Feed, and Industrial operating results decreased $104 million due primarily to a $51 million charge for abandonment and write-down of long-lived assets, a $2 million charge related to the adoption of FIN 47, and a $9 million charge representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company.  In addition, cocoa processing, natural health and nutrition, and formula feed operating results declined from prior year levels.  Cocoa processing operating results declined primarily due to increased industry capacity which caused downward pressure on cocoa finished product prices.  Formula feed operating results declined due to costs associated with exiting the European animal feed business.  Other – Food, Feed, and Industrial operating profits include a $17 million gain from the sale of long-lived assets.  Other – Food, Feed, and Industrial operating results for 2005 include a $13 million charge for abandonment and write-down of long-lived assets.  Other – Financial operating profits are comparable to prior year levels as improvements in the Company’s captive insurance operations and futures commission merchant business offset lower valuations of the Company’s private equity fund investments.

Corporate decreased $171 million due primarily to a $102 million decrease in income from the effect of changing commodity prices on LIFO inventory valuations, the $114 million realized securities gain in 2005 from the sale of Tate & Lyle PLC shares, the CIP Gain in 2005, and a $22 million charge in 2006 upon the adoption of SFAS 123(R), partially offset by the aforementioned $19 million reversal of Brazilian transactional taxes and a $97 million reduction in unallocated interest expense.  The reduction in unallocated interest expense is due principally to higher levels of invested funds and higher interest rates.

Income taxes increased due principally to higher pretax earnings.  This increase was partially offset by a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  The Company’s effective tax rate for 2006 was 29.3% as compared to 31.1% for 2005.  Excluding the effect of the $36 million tax credit, the Company’s effective tax rate was 31.2% for 2006 and, after excluding the effect of the CIP Gain, was 32.1% for 2005.  No tax was provided on the CIP Gain in 2005, as CIP is a corporate joint venture of the Company and the proceeds from the sale are permanently reinvested.  Excluding the effect of the $36 million tax credit in 2006 and the CIP Gain in 2005, the decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 2007, the Company continued to show substantial liquidity with working capital of $7.3 billion and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1.  Included in working capital is $875 million of cash, cash equivalents, and short-term marketable securities as well as $4.4 billion of readily marketable commodity inventories.  Cash generated from operating activities totaled $303 million for the year compared to $1.4 billion last year.  This decrease was primarily due to an increase in working capital requirements principally related to increased prices and quantities of agricultural commodity inventories and increased receivables, partially offset by increased cash earnings.  Despite increased investment in property, plant, and equipment, cash used in investing activities decreased $714 million for the year to $355 million due primarily to increased sales of marketable securities and proceeds from sales of businesses including the sale of the Company’s equity interests in Tyson Foods, Inc., Overseas Shipholding Group, Inc. and Agricore United.  Cash used in financing activities was $398 million compared to cash generated by financing activities of $284 million last year.  Net long-term borrowings increased primarily as a result of the issuance of $1.2 billion of convertible senior notes in February 2007 (described in detail below), compared to $600 million of 30-year debentures issued in September 2005.  This increase was partially offset by $283 million of increased payments on long-term debt principally related to the Company retiring $400 million of debentures in 2007.

Capital resources were strengthened as shown by the increase in the Company’s net worth from $9.8 billion to $11.3 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 30% at June 30, 2007, and 29% at June 30, 2006.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  The Company currently has $3.9 billion of commercial paper and commercial bank lines available to meet seasonal cash requirements of which $2.6 billion are committed and $1.3 billion are uncommitted.  At June 30, 2007, the Company had $468 million of short-term debt outstanding.  Standard & Poor’s, Moody’s, and Fitch rate the Company’s commercial paper as A-1, P-1, and F1, respectively, and rate the Company’s long-term debt as A, A2, and A+, respectively.  In addition to the cash flow generated from operations, the Company has access to equity and debt capital through numerous alternatives from public and private sources in domestic and international markets.

In February 2007, the Company issued $1.2 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8343 shares per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $43.79 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

As of June 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2007, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period

Contractual	Note		Less than	2 – 3	4 – 5	Over
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$11,113	$10,312	$535	$159	$107
Energy		429	269	152	7	1
Other		217	67	94	43	13
Total purchases		11,759	10,648	781	209	121

Short-term debt	Note 7	468	468	-	-	-
Long-term debt	Note 7	4,897	65	92	425	4,315
Estimated interest payments		5,752	290	509	474	4,479
Operating leases	Note 12	900	318	241	132	209
Estimated pension and other postretirement plan contributions	Note 13	1,045	79	173	195	598
Total		$24,821	$11,868	$1,796	$1,435	$9,722

At June 30, 2007, the Company estimates it will spend approximately $3.0 billion over the next four years to complete approved capital projects and acquisitions.  The Company is a limited partner in various private equity funds which invest primarily in emerging markets.  At June 30, 2007, the Company’s carrying value of these limited partnership investments was $165 million.  The Company has future capital commitments related to these partnerships of $138 million and expects the majority of these additional capital commitments, if called for, to be funded by cash flows generated by the partnerships.  The Company also has outstanding letters of credit and surety bonds of $339 million at June 30, 2007.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2007, these contingent obligations totaled approximately $98 million.  Amounts outstanding for the primary entity under these contingent obligations were $51 million at June 30, 2007.

Critical Accounting Policies

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses.  These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances.  Certain of the Company’s accounting policies are considered critical, as these policies are important to the depiction of the Company’s financial statements and require significant or complex judgment by management.  Management has discussed with the Company’s Audit Committee the development, selection, disclosure, and application of these critical accounting policies.  Following are the accounting policies management considers critical to the Company’s financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventories and Derivatives

Certain of the Company’s merchandisable agricultural commodity inventories, forward fixed-price purchase and sale contracts, and exchange-traded futures and options contracts are valued at estimated market values.  These merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates market value based on exchange-quoted prices, adjusted for differences in local markets.  Changes in the market values of these inventories and contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ.

The Company, from time to time, uses derivative contracts to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  These derivative contracts are designated as cash flow hedges.  The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures contracts would be recorded in the statement of earnings as a component of cost of products sold.

Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits.  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party specialists to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.

Income Taxes

The Company frequently faces challenges from domestic and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for probable exposures.  Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  Realization of certain deferred tax assets reflects the Company’s tax planning strategies.  Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not probable.  Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to these tax exposures are appropriately accrued.  To the extent the Company were to favorably resolve matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Undistributed earnings of the Company’s foreign subsidiaries and affiliated corporate joint ventures accounted for on the equity method are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in population growth, changes in standards of living, and production of similar and competitive crops.  These aforementioned unpredictable factors, therefore, may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and profitability of the Company’s fixed asset base in terms of geographic location, size, and age of its factories.  The Company, from time to time, will also invest in equipment and technology related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective. Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are abandoned after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of this fixed asset base, then the Company could recognize different amounts of expense over future periods.

Valuation of Marketable Securities and Investments in Affiliates

The Company classifies the majority of its marketable securities as available-for-sale and carries these securities at fair value.  Investments in affiliates are carried at cost plus equity in undistributed earnings.  For publicly traded securities, the fair value of the Company’s investments is readily available based on quoted market prices.  For non-publicly traded securities, management’s assessment of fair value is based on valuation methodologies including discounted cash flows and estimates of sales proceeds.  In the event of a decline in fair value of an investment below carrying value, management may be required to determine if the decline in fair value is other than temporary.  In evaluating the nature of a decline in the fair value of an investment, management considers the market conditions, trends of earnings, discounted cash flows, trading volumes, and other key measures of the investment as well as the Company’s ability and intent to hold the investment.  When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in the current period operating results to the extent of the decline. See Notes 3 and 5 to the Company’s consolidated financial statements for information regarding the Company’s marketable securities and investments in affiliates. If management used different estimates and assumptions in its evaluation of these marketable securities, then the Company could recognize different amounts of expense over future periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.  The Company accounts for these limited partnerships using the equity method of accounting.  Therefore, the Company is recording in the consolidated statement of earnings its proportional share of the limited partnerships’ net income or loss.  The limited partnerships value their investments at fair value.  Thus, unrealized gains and losses related to the change in fair value of these investments are recorded in the limited partnerships’ statements of earnings.  The valuation of these investments, as determined by the general partner, can be subjective, and the values may vary significantly.  Some of the factors causing the subjectivity and volatility of these valuations include the illiquidity and minority positions of these investments, currency exchange rate fluctuations, less-regulated securities exchanges, and the inherent business risks and limitations present in the emerging market countries.  The Company records the results of these limited partnerships based on the information provided to the Company by the general partner. Due to the subjectivity and volatility in valuing these investments, the fair value of these investments, and thus the Company’s results, could vary significantly over future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodities futures prices, marketable equity security prices, market prices of limited partnerships’ investments, foreign currency exchange rates, and interest rates as described below.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts. The Company will also use exchange-traded futures and options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets. In addition, the Company from time-to-time enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its daily net commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  Actual results may differ.

	2007		2006
	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest long position	$703	$70	$510	$51
Highest short position	565	57	574	57
Average position long (short)	180	18	(203)	(20)

The change in fair value of the average position for 2007 compared to 2006 was principally a result of changes in the daily net commodity position and commodity prices.

Marketable Equity Securities

Marketable equity securities, which are recorded at fair value, have exposure to price risk. The fair value of marketable equity securities is based on quoted market prices. Risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. Actual results may differ.

	2007	2006
	(In millions)
Fair value	$227	$640
Market risk	23	64

The decrease in fair value for 2007 compared to 2006 resulted primarily from disposals of securities partially offset by increases in fair market value of certain securities.

Limited Partnerships

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.  The Company accounts for these limited partnerships using the equity method of accounting.  Therefore, the Company is recording in the consolidated statement of earnings its proportional share of the limited partnerships’ net income or loss.  The limited partnerships value their investments at fair value.  Risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the limited partnerships’ investments.  Actual results may differ.

	2007	2006
	(In millions)
Fair value of partnerships’ investments	$188	$210
Market risk	19	21

The decrease in fair value for 2007 compared to 2006 resulted primarily from returns of capital.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

In order to reduce the risk of foreign currency exchange rate fluctuations, except for amounts permanently invested as described below, the Company follows a policy of entering into currency exchange forward contracts to mitigate its foreign currency risk related to transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used are readily marketable exchange-traded futures contracts and forward contracts with banks. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $5.4 billion at June 30, 2007, and $4.5 billion at June 30, 2006.  This increase is due to an increase in retained earnings of the foreign subsidiaries and affiliates and appreciation of foreign currency exchange rates.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $543 million and $454 million for 2007 and 2006, respectively. Actual results may differ.

Interest

The fair value of the Company’s long-term debt is estimated using quoted market prices, where available, and discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value. Market risk is estimated as the potential increase in fair value resulting from a hypothetical .5 % decrease in interest rates.  Actual results may differ.

	2007	2006
	(In millions)
Fair value of long-term debt	$4,927	$4,387
Excess of fair value over carrying value	110	257
Market risk	204	218

The increase in fair value of long-term debt in 2007 resulted principally from the Company’s issuance of $1.2 billion convertible senior notes partially offset by repayment of $400 million of debentures and other principal payments of long-term debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer Daniels Midland Company

Consolidated Statements of Earnings

	Year Ended June 30
	2007	2006	2005
	(In millions, except per share amounts)

Net sales and other operating income	$44,018	$36,596	$35,943
Cost of products sold	40,781	33,630	33,512
Gross Profit	3,237	2,966	2,431

Selling, general and administrative expenses	1,195	1,193	1,081
Other income - net	(1,112)	(82)	(166)
Earnings Before Income Taxes	3,154	1,855	1,516

Income taxes	992	543	472

Net Earnings	$2,162	$1,312	$1,044

Average number of shares outstanding – basic	651	654	654

Average number of shares outstanding – diluted	656	656	656

Basic earnings per common share	$3.32	$2.01	$1.60

Diluted earnings per common share	$3.30	$2.00	$1.59

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Balance Sheets

	June 30
	2007	2006
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$663	$1,113
Segregated cash and investments	1,424	1,221
Receivables	6,404	4,471
Inventories	6,060	4,677
Other assets	571	344
Total Current Assets	15,122	11,826

Investments and Other Assets
Investments in and advances to affiliates	2,498	1,986
Long-term marketable securities	657	1,110
Goodwill	317	322
Other assets	514	732
	3,986	4,150
Property, Plant, and Equipment
Land	227	214
Buildings	3,002	2,774
Machinery and equipment	11,822	11,132
Construction in progress	884	431
	15,935	14,551
Accumulated depreciation	(9,925)	(9,258)
	6,010	5,293
	$25,118	$21,269

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$468	$550
Accounts payable	4,919	4,014
Accrued expenses	2,416	1,521
Current maturities of long-term debt	65	80
Total Current Liabilities	7,868	6,165

Long-Term Liabilities
Long-term debt	4,752	4,050
Deferred income taxes	532	757
Other	713	490
	5,997	5,297

Shareholders' Equity
Common stock	5,090	5,511
Reinvested earnings	5,982	4,082
Accumulated other comprehensive income	181	214
	11,253	9,807
	$25,118	$21,269
See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2007	2006	2005
	(In millions)
Operating Activities
Net earnings	$2,162	$1,312	$1,044
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	701	657	665
Asset abandonments	21	71	41
Deferred income taxes	109	(106)	242
Gain on marketable securities transactions	(393)	(40)	(113)
Gain on exchange of unconsolidated affiliates	(440)	–	–
Gain on sale of businesses	(209)	–	–
Equity in earnings of affiliates, net of dividends	(193)	(69)	(91)
Stock contributed to employee benefit plans	27	25	24
Pension and postretirement accruals (contributions), net	61	(164)	1
Other – net	99	91	42
Changes in operating assets and liabilities
Segregated cash and investments	(191)	(240)	(38)
Receivables	(953)	(177)	(217)
Inventories	(1,215)	(601)	825
Other assets	(66)	(28)	(35)
Accounts payable and accrued expenses	783	645	(264)
Total Operating Activities	303	1,376	2,126

Investing Activities
Purchases of property, plant, and equipment	(1,198)	(762)	(624)
Proceeds from sales of property, plant, and equipment	45	54	44
Proceeds from sale of businesses	385	–	–
Net assets of businesses acquired	(103)	(182)	(24)
Investments in and advances to affiliates	(53)	(126)	(112)
Distributions from affiliates, excluding dividends	97	58	158
Purchases of marketable securities	(892)	(685)	(1,433)
Proceeds from sales of marketable securities	1,367	581	1,674
Other – net	(3)	(7)	16
Total Investing Activities	(355)	(1,069)	(301)

Financing Activities
Long-term debt borrowings	1,166	644	19
Long-term debt payments	(549)	(266)	(186)
Net borrowings (payments) under line of credit agreements	(110)	105	(1,358)
Purchases of treasury stock	(533)	(2)	(139)
Sale of stock warrants related to convertible note issuance	170	–	–
Purchase of call options related to convertible note issuance	(299)	–	–
Cash dividends	(281)	(242)	(209)
Other – net	38	45	30
Total Financing Activities	(398)	284	(1,843)

Increase (decrease) in cash and cash equivalents	(450)	591	(18)
Cash and cash equivalents – beginning of year	1,113	522	540
Cash and cash equivalents – end of year	$663	$1,113	$522

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Shareholders' Equity

				Accumulated
				Other	Total
	Common Stock		Reinvested	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
			(In millions)

Balance June 30, 2004	651	$5,432	$2,185	$83	$7,700

Comprehensive income
Net earnings			1,044
Other comprehensive income (loss)				(46)
Total comprehensive income					998
Cash dividends paid-$.32 per share			(209)		(209)
Treasury stock purchases	(7)	(139)			(139)
Other	7	93	(8)		85
Balance June 30, 2005	651	5,386	3,012	37	8,435

Comprehensive income
Net earnings			1,312
Other comprehensive income				177
Total comprehensive income					1,489
Cash dividends paid-$.37 per share			(242)		(242)
Treasury stock purchases	–	(2)			(2)
Other	5	127			127
Balance June 30, 2006	656	5,511	4,082	214	$9,807

Comprehensive income
Net earnings			2,162
Other comprehensive income				172
Total comprehensive income					2,334
SFAS Number 158 transition adjustment, net of tax				(205)	(205)
Cash dividends paid-$.43 per share			(281)		(281)
Treasury stock purchases	(15)	(533)			(533)
Purchase of call options, net of tax		(186)			(186)
Sale of stock warrants		170			170
Other	2	128	19		147
Balance June 30, 2007	643	$5,090	$5,982	$181	$11,253

See notes to consolidated financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2007, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition.

The Company evaluates its less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation Number 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46).  A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both.  As of June 30, 2007, the Company has $165 million of investments in private equity funds included in investments in affiliates which are considered VIEs pursuant to FIN 46.  The Company’s residual risk and rewards from these VIEs are proportional to the Company’s ownership interest and the Company is not the primary beneficiary of any of these VIEs.  Therefore, the Company does not consolidate any of these VIEs.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Segregated Cash and Investments

The Company segregates certain cash and investment balances in accordance with certain regulatory requirements, commodity exchange requirements, and insurance arrangements.  These segregated balances represent deposits received from customers trading in exchange-traded commodity instruments, securities pledged to commodity exchange clearinghouses, and cash and securities pledged as security under certain insurance arrangements.  Segregated cash and investments primarily consist of cash, United States government securities, and money-market funds.

Receivables

The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts, $69 million and $54 million at June 30, 2007 and 2006, respectively, to reflect any loss anticipated on the trade accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company controls its exposure to credit risk through credit approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s trade receivables.  Trade accounts receivable due from unconsolidated affiliates as of June 30, 2007 and 2006 was $260 million and $58 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, except for certain designated securities which are classified as trading securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.  Unrealized gains and losses related to trading securities are included in income on a current basis.  The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 50 years; machinery and equipment - 3 to 30 years.

Asset Abandonments and Write-Downs

The Company recorded a $21 million, a $71 million, and a $42 million charge in cost of products sold during 2007, 2006, and 2005, respectively, principally related to the abandonment and write-down of certain long-lived assets.  The majority of these assets were idle or related to underperforming product lines, and the decision to abandon was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.  Net sales to unconsolidated affiliates during 2007, 2006, and 2005 were $3.7 billion, $3.1 billion, and $2.9 billion, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation

Effective July 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized during 2005 was the same as the expense which would have been recognized had the fair value recognition provisions of SFAS Number 123 been applied to all options granted after July 1, 1995.  Effective     July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Number 123(R), Share-Based Payment, using the modified prospective transition method.  Under the modified prospective transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS Number 123; and (b) compensation expense for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS Number 123(R).  Results of prior periods have not been restated.

Per Share Data

Basic earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of common shares outstanding is increased by common stock options outstanding with exercise prices lower than the average market prices of common shares.  During 2007, 2006, and 2005, diluted average shares outstanding included incremental shares related to outstanding common stock options of 5 million, 2 million, and 2 million, respectively.

New Accounting Standards

During July 2006, the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of SFAS Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company is required to adopt FIN 48 on July 1, 2007, and the adoption is not expected to have a material effect on the Company’s financial statements.

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements.  SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS Number 157 on July 1, 2008.  The Company has not completed its evaluation, but currently believes the impact will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

During September 2006, the FASB issued SFAS Number 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS Number 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS Number 158 also requires companies to measure the funded status of defined benefit postretirement plans as of the end of the fiscal year instead of a date up to three months prior to the end of the fiscal year.  At June 30, 2007, the Company recorded the funded status of its defined benefit postretirement plans in the accompanying consolidated balance sheet.  The impact on the Company’s consolidated balance sheet resulting from recording the funded status of its defined benefit postretirement plans is disclosed in Note 13.  The Company will be required to adopt the measurement date provisions of SFAS Number 158 on June 30, 2009, and does not believe such adoption will have a significant impact on the Company’s financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

During February 2007, the FASB issued SFAS Number 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS Number 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS Number 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will be required to adopt SFAS No. 159 on July 1, 2008, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Note 2.	Acquisitions

The 2007, 2006, and 2005 acquisitions were accounted for as purchases in accordance with SFAS Number 141, Business Combinations.  Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.

2007 Acquisitions

During 2007, the Company acquired seven businesses for a total cost of $103 million.  In one of these acquisitions, the Company acquired the remaining outstanding shares of an unconsolidated affiliate.  Prior to obtaining the remaining outstanding shares, the Company held a 50% interest in the unconsolidated affiliate and accounted for this investment on the equity method of accounting.  The carrying value of the Company’s investment in the unconsolidated affiliate immediately prior to the acquisition was $100 million.

The Company has recorded a preliminary allocation of the purchase price related to the 2007 acquisitions.  The purchase price allocation resulted in goodwill of $6 million which was assigned to the Oilseeds Processing segment.  The cash purchase price of $103 million plus the $100 million carrying value of the previously unconsolidated affiliate was allocated to current assets, property, plant, and equipment, current liabilities, and debt for $82 million, $206 million, $33 million, and $52 million, respectively.

2006 Acquisitions

During 2006, the Company acquired twelve businesses for a total cost of $182 million.  The Company recorded no goodwill related to these acquisitions.  The portion of the purchase price allocated to current assets, property, plant, and equipment, other long-term assets, and current liabilities, was $64 million, $79 million, $59 million, and $25 million, respectively.

2005 Acquisitions

During 2005, the Company acquired five businesses for a total cost of $24 million.  The Company recorded no goodwill related to these acquisitions.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
2007
United States government obligations
Maturity less than 1 year	$243	$1	$(1)	$243
Maturity 1 to 5 years	43	–	(1)	42
Government–sponsored enterprise obligations
Maturity less than 1 year	104	–	–	104
Maturity 1 to 5 years	146	–	(1)	145
Maturity greater than 10 years	179	–	(6)	173
Corporate debt securities
Maturity 1 to 5 years	49	–	(1)	48
Maturity greater than 10 years	14	–	–	14
Other debt securities
Maturity less than 1 year	358	–	–	358
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	1	–	–	1
Equity securities
Available-for-sale	120	99	(17)	202
Trading	25	–	–	25
	$1,288	$100	$(27)	$1,361

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Marketable Securities and Cash Equivalents (Continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2006	(In millions)
United States government obligations
Maturity less than 1 year	$359	$–	$–	$359
Maturity 1 to 5 years	50	–	(1)	49
Government–sponsored enterprise obligations
Maturity less than 1 year	249	1	–	250
Maturity 1 to 5 years	132	–	(2)	130
Maturity 5 to 10 years	55	–	(2)	53
Maturity greater than 10 years	180	–	(9)	171
Corporate debt securities
Maturity less than 1 year	5	–	–	5
Maturity 1 to 5 years	49	–	(1)	48
Maturity 5 to 10 years	3	–	–	3
Maturity greater than 10 years	5	–	–	5
Other debt securities
Maturity less than 1 year	355	–	–	355
Maturity 1 to 5 years	1	–	–	1
Maturity 5 to 10 years	1	–	–	1
Maturity greater than 10 years	9	–	–	9
Equity securities
Available-for-sale	318	321	(19)	620
Trading	20	–	–	20
	$1,791	$322	$(34)	$2,079

Of the $27 million in unrealized losses at June 30, 2007, $2 million of unrealized losses arose within the last 12 months, $1 million of unrealized losses arose within the last 24 months, $21 million of unrealized losses arose within the last 36 months, and the remaining $3 million of unrealized losses arose within the last 48 months.  The market value of United States government obligations, government-sponsored enterprise obligations, corporate debt securities, and other debt securities with unrealized losses as of June 30, 2007, is $434 million.  The $10 million of unrealized losses associated with United States government obligations, government-sponsored enterprise obligations, corporate debt securities, and other debt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows to be received upon maturity of these investments or the credit quality of the issuer.  The market value of two available-for-sale equity securities with unrealized losses as of June 30, 2007, is $45 million.  The $17 million of unrealized losses associated with these available-for-sale equity securities arose within the last 36 months and are principally related to long-term strategic investments. The Company has the intent and ability to hold its debt and equity securities for a period of time sufficient to recover all unrealized losses.  The Company has not recognized any other-than-temporary impairments for its debt and equity securities.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories and Derivatives

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Exchange-traded futures and options contracts, forward cash purchase contracts, and forward cash sales contracts of merchandisable agricultural commodities, none of which are designated as fair value hedges, are valued at market price.  Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures contracts are recognized in earnings immediately, resulting in cost of goods sold approximating first-in, first-out (FIFO) cost.  Unrealized gains on forward cash purchase contracts, forward cash sales contracts, and exchange-traded futures contracts represent the fair value of such instruments and are classified on the Company’s balance sheet as receivables.  Unrealized losses on forward cash purchase contracts, forward cash sales contracts, and exchange-traded futures contracts represent the fair value of such instruments and are classified on the Company’s balance sheet as accounts payable.

The Company also values certain inventories using the lower of cost, determined by either the LIFO or FIFO method, or market.

	2007	2006
	(In millions)
LIFO inventories
FIFO value	$786	$438
LIFO valuation reserve	(215)	(9)
LIFO inventories carrying value	571	429
FIFO inventories	1,688	1,427
Market inventories	3,801	2,821
	$6,060	$4,677

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories and Derivatives (Continued)

The Company, from time to time, uses futures contracts to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month.  The Company also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  In addition, certain of the Company’s ethanol sales contracts are indexed to unleaded gasoline prices.  The Company uses futures and options to fix the sales price of anticipated volumes of these ethanol sales in future months.  These derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amounts representing the ineffectiveness of these cash flow hedges are immaterial.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.  As of June 30, 2007, the Company has recorded $16 million of after-tax losses in accumulated other comprehensive income related to gains and losses from cash flow hedge transactions.  The Company expects to recognize these after-tax losses in the statement of earnings during fiscal 2008.

At June 30, 2007, accumulated other comprehensive income included a $7 million after-tax gain related to a treasury-lock agreement entered into and settled during 2006.  This treasury-lock agreement was designated as a cash flow hedge of the anticipated proceeds from the Company’s issuance of $600 million of debentures in September 2005.  The Company will recognize the $7 million after-tax gain in the statement of earnings over the term of the debentures.  At June 30, 2007, accumulated other comprehensive income also included $3 million in after-tax gains representing the Company’s share of derivative gains reported by unconsolidated affiliates of the Company.

Note 5.	Investments in and Advances to Affiliates

The Company has ownership interests in non-majority-owned affiliates accounted for under the equity method.  The Company had 79 and 89 unconsolidated affiliates as of June 30, 2007 and 2006, respectively, located in North and South America, Africa, Europe, and Asia.  The decrease in the number of affiliates in 2007 is principally due to the exchange of the Company’s ownership interest in 11 affiliates for shares of stock in a new affiliate.  The following table summarizes the combined balance sheets and the combined statements of earnings of the Company’s unconsolidated affiliates as of and for each of the three years ended June 30, 2007, 2006, and 2005.

	2007	2006	2005
	(In millions)
Current assets	$7,683	$6,715
Non-current assets	11,156	8,778
Current liabilities	5,758	4,964
Non-current liabilities	1,975	2,309
Minority interests	915	935
Net assets	$10,191	$7,285

Net sales	$25,127	$20,304	$20,215
Gross profit	3,123	2,328	2,310
Net income	1,684	793	758

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Investments in and Advances to Affiliates (Continued)

Undistributed earnings of the Company’s unconsolidated affiliates as of June 30, 2007, are $656 million.  The company is a limited partner in various private equity funds which have a carrying value at June 30, 2007 of $165 million.  The Company has future capital commitments related to these partnerships of $138 million as of June 30, 2007.  Two foreign affiliates for which the Company has a carrying value of $1.1 billion have a market value of $1.3 billion based on quoted market prices and exchange rates at June 30, 2007.

The Company provides a $200 million credit facility to one unconsolidated affiliate.  The facility is due on demand and bears interest equal to the monthly average commercial paper rate applicable to the Company’s commercial paper borrowing facility.  Outstanding advances under the credit facility of $180 million as of June 30, 2007, are included in receivables in the accompanying consolidated balance sheet.

During 2007 the Company sold its 28% ownership interest in Agricore United for cash of $321 million and recognized a gain of $153 million.

During June 2007, the Company exchanged its ownership interests in eleven Asian joint venture companies for shares of Wilmar International Limited (WIL), a Singapore publicly listed company.  In exchange for its ownership interests in the joint ventures, the Company received 366 million WIL shares with a fair value of $756 million.  Immediately prior to the exchange, the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares was $231 million.  The Company has accounted for the exchange transaction in accordance with SFAS Number 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29.  Pursuant to SFAS Number 153, accounting for nonmonetary transactions should be based upon the fair value of the assets received with gain or loss recognized for any difference between the fair value of the asset received and the cost of the asset surrendered.  Accordingly, the Company has recognized a $440 million gain in the accompanying consolidated statement of earnings related to the exchange transaction.  The gain represents the difference between the fair value of the WIL shares received and the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares less the elimination of the portion of the gain representing the Company’s retained direct and indirect ownership interests in WIL.  The Company is accounting for its direct and indirect interests in WIL on the equity method of accounting as the Company believes it has the ability to exercise significant influence over the operating and financial policies of WIL.

As of June 30, 2007, there is one joint venture company subject to the exchange transaction in which regulatory approval is pending.  The Company has not recognized any gain related to the exchange of this joint venture with WIL as of June 30, 2007.  The exchange transaction and the related gain for this joint venture will be recognized when, and if, final regulatory approval is obtained.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.	Goodwill

The Company accounts for its goodwill and other intangible assets in accordance with SFAS Number 142, Goodwill and Other Intangible Assets.  Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company recorded no goodwill impairment charge during 2007 and recorded a $10 million goodwill impairment charge during 2006 based on annual impairment tests.  The carrying value of the Company’s other intangible assets is not material.

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2007			2006
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$15	$9	$24	$11	$9	$21
Corn Processing	77	7	84	77	7	84
Agricultural Services	7	–	7	9	16	24
Other	135	67	202	126	67	193
Total	$234	$83	$317	$223	$99	$322

The changes in goodwill during 2007 are related to acquisitions, the disposal of an affiliate, and foreign currency translation adjustments.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements

	2007	2006
	(In millions)
0.875% Convertible Senior Notes $1,150 million face amount,
due in 2014	$1,150	$–

5.375% Debentures $600 million face amount,
due in 2035	585	585

5.935% Debentures $500 million face amount,
due in 2032	494	494

7.0% Debentures $400 million face amount,
due in 2031	398	398

7.5% Debentures $343 million face amount,
due in 2027	341	341

6.625% Debentures $298 million face amount,
due in 2029	296	296

8.375% Debentures $295 million face amount,
due in 2017	291	291

6.95% Debentures $250 million face amount,
due in 2097	246	246

7.125% Debentures $243 million face amount
($250 million in 2006), due in 2013	243	250

6.75% Debentures $200 million face amount,
due in 2027	196	196

8.125% Debentures $103 million face amount
($300 million in 2006), due in 2012	103	299

8.875% Debentures $102 million face amount
($298 million in 2006), due in 2011	101	297

Other	373	437
Total long-term debt	4,817	4,130
Current maturities	(65)	(80)
	$4,752	$4,050

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements (Continued)

In February 2007, the Company issued $1.2 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8343 shares per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $43.79 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $299 million.  The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options.  In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million.  If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock.  The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.  The net cost of the purchased call options and warrant transactions of $130 million is recorded as a reduction of stockholder’s equity.  The Company has also recorded a $114 million increase in stockholder’s equity for the deferred tax assets recognized related to the purchased call options.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

As of June 30, 2007, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2007, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2007, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

At June 30, 2007, the fair value of the Company’s long-term debt exceeded the carrying value by $110 million, as estimated by using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements (Continued)

The aggregate maturities of long-term debt for the five years after June 30, 2007, are $65 million, $49 million, $43 million, $311 million, and $114 million, respectively.

At June 30, 2007, the Company had pledged certain property, plant, and equipment with a carrying value of $398 million as security for certain long-term debt obligations.

At June 30, 2007, the Company had lines of credit totaling $3.9 billion, of which $3.4 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2007 and 2006, were 6.18% and 5.25%, respectively.  Of the Company’s total lines of credit, $2.5 billion support a commercial paper borrowing facility, against which there were no borrowings at June 30, 2007.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2007 and 2006, totaling $339 million and $334 million, respectively.

Note 8.	Shareholder’s Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each without par value.  No preferred stock has been issued.  At June 30, 2007 and 2006, the Company had approximately 28.6 million and 16.3 million shares, respectively, in treasury.  Treasury stock of $723 million at June 30, 2007, and $238 million at June 30, 2006, is recorded at cost as a reduction of common stock.

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 1996 Stock Option Plan, 1999 Incentive Compensation Plan, and 2002 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest over one to nine years, and expire five to ten years after the date of grant.

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock awards at no cost to certain officers and key employees.  The awarded shares are made in common stock and vest at the end of a three-year restriction period.  During 2007, 2006, and 2005, 1.1 million, 2.4 million, and 2.5 million common shares, respectively, were granted as restricted stock awards.  At June 30, 2007, there were 1.2 million and 10.6 million shares available for future grants pursuant to the 1999 and 2002 plans, respectively.

Compensation expense for option grants and restricted stock awards granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants and restricted stock awards continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and restricted stock awards granted to retirement eligible employees is recognized in earnings on the date of grant.  Total compensation expense for option grants and restricted stock awards recognized during 2007, 2006, and 2005 was $70 million, $67 million, and $29 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Shareholder’s Equity (Continued)

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

	2007	2006	2005

Dividend yield	1%	2%	2%
Risk-free interest rate	5%	4%	4%
Stock volatility	30%	31%	27%
Average expected life (years)	8	8	9

A summary of option activity during 2007 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at June 30, 2006	9,936	$15.94
Granted	1,271	41.79
Exercised	(1,700)	13.75
Forfeited or expired	(125)	19.07
Shares under option at June 30, 2007	9,382	$19.80
Exercisable at June 30, 2007	2,234	$14.24

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2007, is 7 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007, is $125 million and $42 million, respectively.  The weighted-average grant-date fair values of options granted during 2007, 2006, and 2005, were $16.42, $7.52, and $5.41 respectively.  The total intrinsic values of options exercised during 2007, 2006, and 2005, were $41 million, $60 million, and $33 million, respectively.  Cash proceeds received from options exercised during 2007, 2006, and 2005, were $20 million, $30 million, and $31 million, respectively.

At June 30, 2007, there was $34 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next five fiscal years are $12 million, $10 million, $7 million, $4 million, and $1 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Shareholder’s Equity (Continued)

The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of shares granted during 2007 and 2006, were $41.75 and $22.04, respectively.

A summary of restricted shares activity during 2007 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2006	5,625	$18.11
Granted	1,065	41.75
Vested	(846)	14.41
Forfeited	(57)	18.61
Non-vested at June 30, 2007	5,787	$23.19

At June 30, 2007 there was $23 million of total unrecognized compensation expense related to restricted shares.  Amounts to be recognized as compensation expense during the next three fiscal years are $16 million, $6 million, and $1 million, respectively.  The total fair value of restricted shares vested during 2007 was $12 million.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Accumulated Other Comprehensive Income

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(In millions)

Balance at June 30, 2004	$(26)	$9	$(131)	$231	$83

Unrealized gains (losses)	9	9	(53)	34	(1)
(Gains) losses reclassified to net earnings		(14)		(36)	(50)
Tax effect		2	19	(16)	5
Net of tax amount	9	(3)	(34)	(18)	(46)
Balance at June 30, 2005	(17)	6	(165)	213	37

Unrealized gains (losses)	107	(42)	212	(24)	253
(Gains) losses reclassified to net earnings		(10)		(17)	(27)
Tax effect		22	(78)	7	(49)
Net of tax amount	107	(30)	134	(34)	177
Balance at June 30, 2006	90	(24)	(31)	179	214

Unrealized gains (losses)	312	(13)	(40)	180	439
(Gains) losses reclassified to net earnings		42		(245)	(203)
Tax effect		(11)	15	(68)	(64)
Net of tax amount	312	18	(25)	(133)	172
SFAS Number 158 transition adjustment	–	–	(330)	–	(330)
Tax effect	–	–	125	–	125
Net of tax amount	–	–	(205)	–	(205)
Balance at June 30, 2007	$402	$(6)	$(261)	$46	$181

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Other Income – Net

	2007	2006	2005
	(In millions)
Interest expense	$434	$365	$326
Investment income	(257)	(204)	(135)
Loss on extinguishment of debt	46	4	–
Net gain on marketable
securities transactions	(393)	(40)	(113)
Gain on exchange of
unconsolidated affiliates	(440)	–	–
Net (gain) loss on sales of businesses	(209)	12	(1)
Equity in earnings of
unconsolidated affiliates	(294)	(174)	(229)
Other – net	1	(45)	(14)
	$(1,112)	$(82)	$(166)

Interest expense is net of interest capitalized of $24 million, $11 million, and $11 million in 2007, 2006, and 2005, respectively.  The Company made interest payments of $425 million, $365 million, and $326 million in 2007, 2006, and 2005, respectively.  Realized gains on sales of available-for-sale marketable securities totaled $394 million, $41 million, and $114 million in 2007, 2006, and 2005, respectively.  Realized losses totaled $1 million in each year 2007, 2006, and 2005.

Note 11.	Income Taxes

For financial reporting purposes, earnings before income taxes include the following components.

	2007	2006	2005
		(In millions)

United States	$1,902	$1,321	$978
Foreign	1,252	534	538
	$3,154	$1,855	$1,516

Significant components of income taxes are as follows:

	2007	2006	2005
		(In millions)
Current
Federal	$691	$490	$188
State	68	33	40
Foreign	124	121	2
Deferred
Federal	(24)	(105)	136
State	(16)	1	6
Foreign	149	3	100
	$992	$543	$472

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Income Taxes (Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006
	(In millions)
Deferred tax liabilities
Depreciation	$595	$634
Bond discount amortization	16	20
Unrealized gain on marketable securities	26	107
Equity in earnings of affiliates	246	46
Other	54	85
	937	892

Deferred tax assets
Pension and postretirement benefits	140	30
Reserves and other accruals	23	18
Purchased call options	109	–
Tax credit carryforwards, net	49	48
Other	118	85
	439	181
Net deferred tax liabilities	498	711
Current net deferred tax assets included
in other assets	34	46
Non-current net deferred tax liabilities	$532	$757

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Export tax incentives	(0.5)	(1.8)	(2.6)
State income taxes, net of
federal tax benefit	1.4	1.9	1.4
Foreign earnings taxed at rates
other than the U.S. statutory rate	(2.9)	(4.7)	(4.0)
Adjustment of income taxes to
filed tax returns	(0.4)	(2.2)	–
Other	(1.1)	1.1	1.3

Effective rate	31.5%	29.3%	31.1%

The Company made income tax payments of $794 million, $508 million, and $238 million in 2007, 2006, and 2005, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Income Taxes (Continued)

The Company has $82 million and $85 million of tax assets for net operating loss carryforwards related to certain international subsidiaries at June 30, 2007 and 2006, respectively.  As of June 30, 2007, approximately $70 million of these assets have no expiration date, and the remaining $12 million expire at various times through fiscal 2016.  The annual usage of certain of these assets is limited to a percentage of the taxable income of the respective international subsidiary for the year.  The Company has recorded a valuation allowance of $52 million and $59 million against these tax assets at June 30, 2007 and 2006, respectively, due to the uncertainty of their realization.  The Company also has $44 million of tax assets related to excess foreign tax credits which begin to expire in fiscal 2013 and $17 million of tax assets related to state income tax incentive credits net of federal benefit which expire at various times through fiscal 2011.  The Company has recorded a valuation allowance of $15 million against the excess foreign tax credits and $1 million against the state income tax incentive credits at June 30, 2007, due to the uncertainty of their realization.  As of June 30, 2006, the Company had no valuation allowance recorded related to excess foreign tax credits and a $14 million valuation allowance related to state income tax incentive credits.

Undistributed earnings of the Company’s foreign subsidiaries and affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $3.6 billion at June 30, 2007, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

Note 12.	Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases which expire at various dates through the year 2076. Rent expense for 2007, 2006, and 2005 was $166 million, $129 million, and $116 million, respectively. Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal years	(In millions)

2008	$318
2009	144
2010	97
2011	79
2012	53
Thereafter	209
Total minimum lease payments	$900

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits.

The Company has savings and investment plans available to employees.  The Company also maintains stock ownership plans for qualifying employees.  The Company contributes shares of its stock to the plans to match qualifying employee contributions.  Employees have the choice of retaining Company stock in their accounts or diversifying the shares into other investment options.  Expense is measured and recorded based upon the fair market value of the stock contributed to the plans each month.  The number of shares designated for use in the plans is not significant compared to the shares outstanding for the periods presented.  Assets of the Company’s defined contribution savings plans consist primarily of listed common stocks and pooled funds.  The Company’s defined contribution savings plans held 19.1 million shares of Company common stock at June 30, 2007, with a market value of $631 million.  Cash dividends received on shares of Company common stock held by these plans during the year ended June 30, 2007 were $8 million.

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$62	$59	$58	$7	$6	$6
Interest cost	94	87	79	10	9	8
Expected return on plan assets	(102)	(81)	(68)	–	–	–
Curtailment	–	10	–	–	–	–
Amortization of actuarial loss	19	35	33	1	–	–
Other amortization	6	4	4	(1)	–	(1)
Net periodic defined benefit plan expense	79	114	106	17	15	13
Defined contribution plans	29	27	25	–	–	–
Total retirement plan expense	$108	$141	$131	$17	$15	$13

On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS Number 158.  SFAS Number 158 required the Company to recognize the funded status of its pension plans in the June 30, 2007, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS Number 87, Employers’ Accounting for Pensions, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS Number 87.  These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS Number 158.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

The incremental effects of adopting the provisions of SFAS Number 158 on the Company’s consolidated balance sheet at June 30, 2007 are presented in the following table.  The adoption of SFAS Number 158 had no effect on the Company’s consolidated statement of earnings for the year ended June 30, 2007, or for any prior period presented, and it will not effect the Company’s operating results in future periods.  Had the Company not been required to adopt SFAS Number 158 at June 30, 2007, it would have recognized an additional minimum liability pursuant to the provisions of SFAS Number 87.  The effects of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS Number 158.”

	Pension Benefits			Postretirement Benefits
	At June 30, 2007			At June 30, 2007
	Prior to Adopting	Effect of Adopting	As	Prior to Adopting	Effect of adopting	As
	SFAS	SFAS	Reported	SFAS	SFAS	Reported
	Number	Number	at June	Number	Number	at June
	158	158	30, 2007	158	158	30, 2007
		(In millions)			(In millions)

Prepaid benefit cost	$178	$(156)	$22	$–	$–	$–
Accrued benefit liability	(204)	(118)	(322)	(170)	(38)	(208)
Intangible asset	21	(21)	–	–	–	–
Accumulated other comprehensive income	85	295	380	–	38	38

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

The Company uses a March 31 measurement date for substantially all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In millions)		(In millions)
Benefit obligation, beginning	$1,707	$1,599	$165	$151
Service cost	62	59	7	6
Interest cost	94	87	10	9
Actuarial loss (gain)	65	(9)	24	4
Curtailment	(1)	10	–	–
Employee contributions	4	2	2	1
Benefits paid	(77)	(62)	(7)	(7)
Plan amendments	3	16	–	–
Acquisitions and divestitures	15	(26)	7	–
Foreign currency effects	44	31	–	1
Benefit obligation, ending	$1,916	$1,707	$208	$165

Fair value of plan assets, beginning	$1,468	$1,068	$–	$–
Actual return on plan assets	118	169	–	–
Employer contributions	50	286	5	5
Employee contributions	4	2	2	1
Benefits paid	(77)	(62)	(7)	(6)
Acquisitions and divestitures	14	(18)	–	–
Foreign currency effects	34	23	–	–
Fair value of plan assets, ending	$1,611	$1,468	$–	$–

Funded status	$(305)	$(239)	$(208)	$(165)
Unamortized transition amount	–	3	–	–
Unrecognized net loss	–	299	–	24
Unrecognized prior service costs (credits)	–	44	–	(10)
Adjustment for fourth quarter contributions	5	6	–	–
Pension asset (liability) recognized in the balance sheet	$(300)	$113	$(208)	$(151)

Prior to adoption of funded status provision of SFAS No. 158
Prepaid benefit cost	$–	$255	$–	$–
Accrued benefit liability – current	–	(31)	–	–
Accrued benefit liability - long-term	–	(160)	–	(151)
Intangible asset	–	4	–	–
Accumulated other comprehensive income	–	45	–	–
Net amount recognized in the balance sheet	$–	$113	$–	$(151)
After the adoption of funded status provision of SFAS No. 158
Prepaid benefit cost	$22	$–	$–	$–
Accrued benefit liability – current	(9)	–	(7)	–
Accrued benefit liability – long-term	(313)	–	(201)	–
Net amount recognized in the balance sheet	$(300)	$–	$(208)	$–

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for pension benefits at June 30, 2007, are the following amounts that have not yet been recognized in net periodic pension cost: Unrecognized transition obligation of $3 million, unrecognized prior service costs of $41 million and unrecognized actuarial losses of $336 million.  The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2008, is ($1) million, $6 million, and $17 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2007, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $9 million and unrecognized actuarial losses of $47 million.  The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2008, is $1 million, and $2 million, respectively.

The following table sets forth the principal assumptions used in developing the benefit obligation and the net periodic pension expense:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	5.6%	5.5%	6.0%	6.0%
Expected return on plan assets	7.2%	7.3%	N/A	N/A
Rate of compensation increase	4.1%	3.7%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.7 billion, $1.5 billion, and $1.4 billion, respectively, as of June 30, 2007, and $1.3 billion, $1.1 billion, and $1.1 billion, respectively, as of June 30, 2006.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were  $491 million, $481 million, and $284 million, respectively, as of June 30, 2007, and $213 million, $198 million, and $25 million, respectively, as of June 30, 2006.  The accumulated benefit obligation for all pension plans as of June 30, 2007 and 2006, was $1.7 billion and $1.5 billion, respectively.

For postretirement benefit measurement purposes, a 9.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate was assumed to decrease gradually to 5.0% for 2016 and remain at that level thereafter.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligations	$20	$(18)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

Plan Assets

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	2007	[1]	2006

Equity securities[2]	54%		50%
Debt securities	40%		49%
Other	6%		1%
Total	100%		100%

1.
The Company’s U.S. pension plans contain approximately 63% of the Company’s global pension plan assets.  The target asset allocation for the Company’s U.S. pension plans consists of 60% equity securities, 30% debt securities, and 10% real estate.  The actual asset allocation for the U.S. pension plans as of the measurement date consists of 62% equity securities, 28% debt securities, and 10% in real estate.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 40% equity securities, 59% debt securities, and 1% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

2.
The Company’s pension plans held 3.2 million shares of Company common stock as of the measurement date, March 31, 2007, with a market value of $119 million.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended March 31, 2007, were $1 million.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.
•	Maintain a broad diversification across asset classes and among investment managers.
•	Maintain careful control of the risk level within each asset class.
•	Focus on a long-term return objective.

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans.  Selection of the targeted asset allocation for plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.  The U.S. pension plans target asset allocation was also based on an asset and liability study concluded in January 2005.

Investment guidelines are established with each investment manager.  These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements, and credit quality standards, where applicable.  In some countries, derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of underlying investments.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

External consultants monitor the investment strategy and asset mix for the Company’s plan assets.  To develop the Company’s expected long-term rate of return assumption on plan assets, the Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies.  Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall investment markets.  The expected long-term rate of return assumption used in computing 2007 net periodic pension cost for the pension plans was 7.2%.

Contributions and Expected Future Benefit Payments

The Company expects to contribute $32 million to the pension plans and $7 million to the postretirement benefit plan during 2008.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)

2008	$72	$7
2009	77	7
2010	81	8
2011	85	9
2012	91	10
2013 – 2017	534	64

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information

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

The Oilseeds Processing segment includes activities related to processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds may be resold into the marketplace as a raw material for other processors.  Crude vegetable oil is sold “as is” or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing also includes activities related to the Company’s interest in Wilmar International Limited, the largest agricultural processing business in Asia.

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

Other includes the Company’s remaining operations, consisting principally of food, feed, and industrial businesses and financial activities.  Food, feed, and industrial includes: Wheat Processing, with activities related to the production of wheat flour; Cocoa Processing, with activities related to the production of chocolate and cocoa products; the production of natural health and nutrition products; and the production of other food, feed, and industrial products.  Financial activities include banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in operating profit are the related equity in earnings of affiliates based on the equity method of accounting.  General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, and FIFO to LIFO inventory adjustments have been excluded from segment operations and classified as Corporate.  Gross additions to property, plant, and equipment represent purchases of property, plant, and equipment plus amounts allocated to property, plant, and equipment related to acquired businesses.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

Segment Information
	2007	2006	2005
	(In millions)
Sales to external customers
Oilseeds Processing	$13,937	$11,867	$11,803
Corn Processing	5,442	4,860	4,364
Agricultural Services	19,706	15,440	15,198
Other	4,933	4,429	4,578
Total	$44,018	$36,596	$35,943

Intersegment sales
Oilseeds Processing	$408	$151	$159
Corn Processing	370	367	398
Agricultural Services	1,838	1,207	1,085
Other	125	115	109
Total	$2,741	$1,840	$1,751

Net sales
Oilseeds Processing	$14,345	$12,018	$11,962
Corn Processing	5,812	5,227	4,762
Agricultural Services	21,544	16,647	16,283
Other	5,058	4,544	4,687
Intersegment elimination	(2,741)	(1,840)	(1,751)
Total	$44,018	$36,596	$35,943

Depreciation
Oilseeds Processing	$163	$156	$162
Corn Processing	277	265	266
Agricultural Services	78	75	74
Other	160	137	140
Corporate	23	24	23
Total	$701	$657	$665

Asset abandonments and write-downs
Oilseeds Processing	$5	$14	$13
Corn Processing	1	6	16
Other	15	51	13
Total	$21	$71	$42

Interest expense
Oilseeds Processing	$129	$85	$52
Corn Processing	44	31	20
Agricultural Services	125	68	42
Other	151	113	78
Corporate	(15)	68	134
Total	$434	$365	$326

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

	2007	2006	2005
	(In millions)
Investment income
Oilseeds Processing	$18	$25	$15
Agricultural Services	28	16	18
Other	137	103	67
Corporate	74	60	35
Total	$257	$204	$135

Equity in earnings of affiliates
Oilseeds Processing	$94	$61	$18
Corn Processing	66	50	40
Agricultural Services	22	18	18
Other	94	33	107
Corporate	18	12	46
Total	$294	$174	$229

Operating profit
Oilseeds Processing	$1,117	$599	$345
Corn Processing	1,119	877	530
Agricultural Services	516	275	262
Other	409	310	414
Total operating profit	3,161	2,061	1,551
Corporate	(7)	(206)	(35)
Earnings before income taxes	$3,154	$1,855	$1,516

Investments in and advances to affiliates
Oilseeds Processing	$1,041	$430
Corn Processing	289	205
Agricultural Services	99	231
Other	666	744
Corporate	403	376
Total	$2,498	$1,986

Identifiable assets
Oilseeds Processing	$7,583	$5,522
Corn Processing	3,694	3,027
Agricultural Services	4,087	3,247
Other	7,863	6,660
Corporate	1,891	2,813
Total	$25,118	$21,269

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

	2007	2006
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$269	$216
Corn Processing	632	314
Agricultural Services	108	158
Other	360	140
Corporate	35	13
Total	$1,404	$841

Geographic information:  The following geographic area data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the sum of the net book value of property, plant, and equipment plus goodwill related to consolidated businesses.

	2007	2006	2005
	(In millions)
Net sales and other operating income
United States	$24,244	$20,358	$19,450
Germany	6,569	5,396	5,991
Other foreign	13,205	10,842	10,502
	$44,018	$36,596	$35,943

Long-lived assets
United States	$4,515	$3,975
Foreign	1,729	1,547
	$6,244	$5,522

Note 15.	Guarantees and Commitments

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligation.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $98 million at June 30, 2007.  Amounts outstanding for the primary entity under these contingent obligations were $51 million at June 30, 2007.

As of June 30, 2007, the Company has under construction new ethanol, biodiesel, PHA, and cocoa production facilities.  As of that date, the Company has entered into purchase commitments totaling $660 million with third parties related to the construction of those facilities.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2007
Net Sales	$9,447	$10,976	$11,381	$12,214	$44,018
Gross Profit	865	908	746	718	3,237
Net Earnings	403	441	363	955	2,162
Basic Earnings Per Common Share	0.61	0.67	0.56	1.48	3.32
Diluted Earnings Per Common Share	0.61	0.67	0.56	1.47	3.30

Fiscal 2006
Net Sales	$8,627	$9,299	$9,123	$9,547	$36,596
Gross Profit	583	783	771	829	2,966
Net Earnings	186	368	348	410	1,312
Basic Earnings Per Common Share	0.29	0.56	0.53	0.63	2.01
Diluted Earnings Per Common Share	0.29	0.56	0.53	0.62	2.00

Net earnings for the three months and year ended June 30, 2007, include credits to other income for gains of $440 million ($286 million after tax, equal to $0.44 per share) related to exchanging shares of certain unconsolidated affiliates for shares in WIL, $357 million ($225 million after tax, equal to $0.34 per share) related to the Company’s sale of equity securities of Tyson Foods Inc. and Overseas Shipholding Group, Inc., and $157 million ($99 million after tax, equal to $0.15 per share) related to the sale of businesses.  Net earnings for the three months and year ended June 30, 2007, also includes a charge to other income of $46 million ($29 million after tax, equal to $0.04 per share) related to the repurchase of $400 million of the Company’s outstanding debentures and a charge to cost of products sold of $19 million ($12 million after tax, equal to $0.02 per share) related to abandonment and write-down of long-lived assets.  For the year ended June 30, 2007, net earnings include a credit to other income of $209 million ($132 million after tax, equal to $0.20 per share) related to the sale of businesses.

Net earnings for the three months and year ended June 30, 2006, include charges to cost of products sold of $34 million ($22 million after tax, equal to $.03 per share) and $61 million ($38 million after tax, equal to $.06 per share), respectively, related to the abandonment and write-down of certain long-lived assets, a charge to cost of products sold of $15 million ($9 million after tax, equal to $0.1 per share) related to the adoption of FIN 47, and a credit to other income of $17 million ($11 million after tax, equal to $.02 per share) related to the sale of long-lived assets.  Net earnings for the three months and year ended June 30, 2006, also include a credit to cost of products sold of $27 million ($18 million after tax, equal to $.03 per share) related to Brazilian transactional tax credits.  For the year ended June 30, 2006, net earnings include a credit to income taxes of $36 million ($.05 per share) related to the adjustment of state and federal income taxes to previously filed returns.  The year ended June 30, 2006 also includes a credit to other income of $19 million ($12 million after tax, equal to $.02 per share) related to Brazilian transactional tax credits.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer Daniels Midland Company as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer Daniels Midland Company at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 2007 Archer Daniels Midland Company adopted Statement of Financial Accounting Standards Number 158 related to defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Archer Daniels Midland Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer Daniels Midland Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Archer Daniels Midland Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Archer Daniels Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer Daniels Midland Company as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007, of Archer Daniels Midland Company, and our report dated August 24, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2007

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer Daniels Midland Company’s (“ADM”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  ADM’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2007 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2007.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of June 30, 2007.  That report is included herein.

/s/ Patricia A. Woertz	/s/ Douglas J. Schmalz
Patricia A. Woertz	Douglas J. Schmalz
Chairman, Chief Executive Officer	Senior Vice President &
and President	Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Election of Directors,” “Corporate Governance Guidelines,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 8, 2007 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	46

Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001 to August 2006.	62

Mark A. Bemis	Vice President from February 2005. President of ADM Cocoa from September 2001. Vice President and General Manager, North American Division-ADM Cocoa from March 1999 to September 2001. Various merchandising and management positions from 1983 to March 1999.	46

William H. Camp	Executive Vice President from February 2005. Senior Vice President from December 2001 to February 2005. Group Vice President and President, North American Oilseed Processing Division from April 2000 to December 2001. Group Vice President and President, South American Oilseed Processing Division from March 1999 to April 2000. Vice President from April 1993 to March 1999.	58

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	58

Michael D’Ambrose	Senior Vice President from October 2006. Independent Consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005. Executive Vice President, Human Resources for Toys R Us from 2001 to 2003.	50

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Edward A. Harjehausen	Senior Vice President from February 2005. Group Vice President from March 2002 to February 2005. President of ADM Bioproducts and Feed Division from March 2002 to June 2005. President of ADM Corn Processing Division from July 2000 to June 2005. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	57

Shannon Herzfeld	Vice President from February 2005. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004. Director-International Trade Services with Akin, Gump, Strauss, Hauer & Feld, L.L.P from 1985 to 1997.	55

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	55

Matthew J. Jansen	Vice President from January 2003. President-Grain Operations from August 2006. President, South American Oilseed Processing Division from April 2000 to August 2006. Vice President, South American Oilseed Processing Division from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	41

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	58

Vikram Luthar	Vice President and Treasurer from November 2004. Various treasury positions with General Motors Corporation from 1993 to 2004.	40

Steven R. Mills	Senior Vice President from December 2006. Group Vice President and Controller from January 2002 to December 2006. Vice President from February 2000 to January 2002. Controller from October 1994 to December 2006.	52

Michael A. Pacheco	Vice President and Chief Technology Officer from June 2007. Director of the Department of Energy’s National Bioenergy Center at the National Renewable Energy Laboratory from January 2003 to June 2007. Research Fellow and Manager of Technology and Quality for the OSB Business Unit at Louisiana-Pacific Corporation from July 1999 to January 2003.	50

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Victoria Podesta	Vice President from May 2007. Corporate communications consultant for various global companies from 1989 to May 2007.	51

John D. Rice	Executive Vice President from February 2005. Senior Vice President from February 2000 to February 2005. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	53

Dennis C. Riddle	Vice President from May 2006. President ADM Corn Processing Division from June 2005. Senior Vice President – Sweeteners & Starches from May 2004 to June 2005. Vice President, Sales & Marketing for ADM Corn Processing Division from April 1999 to May 2004.	60

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	47

Ismael Roig	Vice President from December 2004. Various finance and control positions with General Motors Corporation from 1993 to 2004.	40

Scott A. Roney	Vice President from April 2001. Member of the Law Department from 1991 to April 2001.	43

Douglas J. Schmalz	Senior Vice President and Chief Financial Officer from January 2002. Vice President and Chief Financial Officer from 1986 to January 2002.	61

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	52

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

John P. Stott	Vice President and Controller from December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005. Various financial and treasury positions from 1992 to 2001.	40

Patricia A. Woertz	Chairman of the Board of Directors from February 2007. Chief Executive Officer & President from May 2006. Executive Vice President Downstream at Chevron Corporation from October 2001 to March 2006. Vice President at Chevron Corporation from 1998 to 2001. President of Chevron Products Company from 1998 to 2001.	54

Mark N. Zenuk	Vice President from August 2005. Managing Director-ADM International, Ltd. since June 2005. Various merchandising management positions from 2000 to 2005.	40

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2007,” “Outstanding Equity Awards at Fiscal 2007 Year-End,” “Option Exercises and Stock Vested During Fiscal 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2007” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 8, 2007, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities”, “Election of Directors”, “Executive Officer Stock Ownership” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 8, 2007, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 8, 2007, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 8, 2007, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2005	$43	5	(6)	2	$44
2006	$44	14	(7)	3	$54
2007	$54	2	(3)	16	$69

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(a)(3)	LIST OF EXHIBITS

(3)	(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 6, 2007, as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including:

(i)
Indenture dated June 1, 1986, between the registrant and JPMorgan Chase (formerly known  as, or successor to, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and JPMorgan Chase (formerly known as, or successor to, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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
the $500,000,000 – 5.935% Debentures due October 1, 2032, and
the $600,000,000 – 5.375% Debentures due September 15, 2035.

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541).

(iii)
Indenture dated February 22, 2007, between the Company and The Bank of New York, as Trustee, including form of 0.875% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-44) filed on February 22, 2007).

(iv)
Registration Rights Agreement, dated February 22, 2007, among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-44) filed on February 22, 2007).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis.  The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

(10)
Material Contracts-Copies of the Company’s stock option and stock unit plans, deferred compensation plan, and savings and investment plans, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K, are incorporated herein by reference as follows:

(i)
Exhibits 4(c) and 4(d) to Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993, relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan and Archer Daniels Midland Company Savings and Investment Plan.

(ii)
Exhibits 4(c) and 4(d) to Registration Statement No. 333-39605 on Form S-8 dated November 5, 1997, relating to the ADM Savings and Investment Plan for Salaried Employees and the ADM Savings and Investment Plan for Hourly Employees.

(iii)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 1996 (File No. 1-44)).

(iv)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004 (File No. 1-44)).

(v)
Exhibits 4(c) and 4(d) to Registration Statement No. 333-75073 on Form S-8 dated March 26, 1999, relating to the ADM Employee Stock Ownership Plan for Salaried Employees and the ADM Employee Stock Ownership Plan for Hourly Employees.

(vi)
The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999, (File No. 1-44)).

(vii)
Exhibits 4.3 and 4.4 to Registration Statement No. 333-42612 on Form S-8 dated July 31, 2000, relating to the ADM 401(k) Plan for Salaried Employees and the ADM 401(k) Plan for Hourly Employees, as amended by Post-Effective Amendment No. 1 to Registration Statement No. 333-42612 on Form S-8 dated August 8, 2000.

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

(xiv)
Separation Agreement between Archer-Daniels-Midland Company and Paul B. Mulhollem dated September 29, 2005, filed on September 30, 2005, as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-44)

(xv)	Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz, filed on May 1, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xvi)	Transition Agreement between Archer-Daniels-Midland Company and G. Allen Andreas dated May 5, 2006 filed on May 8, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xvii)	Annual Cash Incentive Program (incorporated by reference to description thereof included in Item 5.02 of the Company’s Current Report on Form 8-K (File No. 1-44) filed on July 3, 2007).

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2007

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 27, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ A. Maciel
P. A. Woertz,	A. Maciel*,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ P. J. Moore
/s/ D. J. Schmalz	P. J. Moore*,
D. J. Schmalz	Director
Senior Vice President and
Chief Financial Officer	/s/ M. B. Mulroney
(Principal Financial Officer)	M. B. Mulroney*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ T. F. O’Neill
Vice President and Controller	T. F. O’Neill*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ O. G. Webb
A. L. Boeckmann*,	O. G. Webb*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ R. S. Joslin	/s/ D. J. Smith
R. S. Joslin *,	Attorney-in-Fact
Director

*Powers of Attorney authorizing D. J. Schmalz, S. R. Mills and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.