Form 10-Q
period 2007-09-30
ARCHER DANIELS MIDLAND CO
filed 2007-11-08
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Common Stock, no par value – 642,890,659 shares
(October 31, 2007)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In millions, except
	per share amounts)

Net sales and other operating income	$12,828	$9,447
Cost of products sold	11,898	8,581
Gross Profit	930	866

Selling, general and administrative expenses	354	310
Other income – net	(71)	(20)
Earnings Before Income Taxes	647	576

Income taxes	206	173

Net Earnings	$441	$403

Average number of shares outstanding – basic	644	657

Average number of shares outstanding – diluted	647	661

Basic and diluted earnings per common share	$0.68	$0.61

Dividends per common share	$0.115	$0.10

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2007	2007
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,121	$663
Segregated cash and investments	1,182	1,424
Receivables	8,428	6,404
Inventories	7,747	6,060
Other assets	540	571
Total Current Assets	19,018	15,122

Investments and Other Assets
Investments in and advances to affiliates	2,624	2,498
Long-term marketable securities	684	657
Goodwill	319	317
Other assets	519	514
Total Investments and Other Assets	4,146	3,986

Property, Plant, and Equipment
Land	225	227
Buildings	3,056	3,002
Machinery and equipment	12,015	11,822
Construction in progress	1,073	884
	16,369	15,935
Accumulated depreciation	(10,141)	(9,925)
Total Property, Plant, and Equipment	6,228	6,010
Total Assets	$29,392	$25,118

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,523	$468
Accounts payable	5,512	4,919
Accrued expenses	3,424	2,416
Current maturities of long-term debt	67	65
Total Current Liabilities	11,526	7,868

Long-Term Liabilities
Long-term debt	4,733	4,752
Deferred income taxes	552	532
Other	761	713
Total Long-Term Liabilities	6,046	5,997

Shareholders’ Equity
Common stock	5,056	5,090
Reinvested earnings	6,375	5,982
Accumulated other comprehensive income	389	181
Total Shareholders’ Equity	11,820	11,253
Total Liabilities and Shareholders’ Equity	$29,392	$25,118

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Operating Activities
Net earnings	$441	$403
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	185	171
Deferred income taxes	(18)	(10)
Gain on marketable securities transactions	(15)	(4)
Equity in earnings of affiliates, net of dividends	(52)	(48)
Pension and postretirement accruals, net of contributions	14	19
Other – net	88	50
Changes in operating assets and liabilities
Segregated cash and investments	246	8
Receivables	(814)	(126)
Inventories	(1,858)	(421)
Other assets	(71)	(37)
Accounts payable and accrued expenses	644	72
Total Operating Activities	(1,210)	77

Investing Activities
Purchases of property, plant, and equipment	(359)	(251)
Proceeds from sales of property, plant, and equipment	9	11
Net assets of businesses acquired	(5)	(20)
Purchases of marketable securities	(122)	(139)
Proceeds from sales of marketable securities	242	74
Other – net	11	9
Total Investing Activities	(224)	(316)

Financing Activities
Long-term debt borrowings	17	10
Long-term debt payments	(39)	(42)
Net borrowings under lines of credit agreements	2,041	168
Purchases of treasury stock	(60)	–
Cash dividends	(74)	(66)
Other – net	7	14
Total Financing Activities	1,892	84

Increase (decrease) in cash and cash equivalents	458	(155)
Cash and cash equivalents beginning of period	663	1,113

Cash and cash equivalents end of period	$1,121	$958

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2007.

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

Note 2. New Accounting Standards

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement Number 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The effect of the adoption was immaterial to the Company.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  In the U.S., the Company remains subject to Federal examination for tax years 2003 through 2007. The amount of unrecognized tax benefits at September 30, 2007 was immaterial.  There were no significant increases or decreases in unrecognized tax benefits as a result of tax positions taken during a prior period or taken during the current quarter and there were no material settlements during the quarter ended September 30, 2007.  The Company classifies interest and penalties related to uncertain tax positions as interest expense and penalty expense which are included in the accompanying consolidated statements of earnings in other income – net and selling, general and administrative expenses, respectively.  The amount of interest expense and penalty expense was immaterial for the quarter ended September 30, 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

During February 2007, the FASB issued SFAS Number 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS Number 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS Number 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will be required to adopt SFAS Number 159 on July 1, 2008 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Note 3. Long-Term Debt

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2007 none of the conditions permitting conversion of the Notes had been satisfied and no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes, were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30,
	2007	2006
	(In millions)

Net earnings	$441	$403
Net change in unrealized gain (loss) on investments	(2)	8
Deferred gain on hedging activities	5	48
Pension liability adjustment	(5)	–
Foreign currency translation adjustment	210	29
Comprehensive income	$649	$488

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.   Other Income - Net

	Three Months Ended
	September 30,
	2007	2006
	(In millions)

Interest expense	$88	$97
Investment income	(63)	(61)
Net gain on marketable securities transactions	(15)	(4)
Equity in earnings of unconsolidated affiliates	(85)	(57)
Other - net	4	5
	$(71)	$(20)

Note 6. Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company has reclassified certain operations within its reportable segments to reflect how the Company now manages its businesses following a realignment of the organizational structure of the Company and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker.  The Company’s operations are classified into three reportable business segments:  Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other. The reclassification of certain operations in the Company’s reportable segments principally resulted in the movement of certain food, feed, and industrial operations previously classified in Other to the respective segment which produces the raw material feedstock used in those operations.  The Oilseeds Processing segment now includes the Company’s natural health and nutrition and protein specialties operations, the Corn Processing segment now includes the Company’s industrial bioproducts operations, and the Agricultural Services segment now includes the Company’s formula feed processing and edible bean origination operations.  Prior period segment information has been reclassified to conform to the new presentation.

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be used internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia,principally Wilmar International Limited, the largest agricultural processing business in Asia.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.   Segment Information (Continued)

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, barley, and edible beans, and resells or processes these commodities primarily as food and feed ingredients for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

Other includes the Company’s remaining operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt for the beverage industry. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage. Also included in segment operating profit are the related equity in earnings of affiliates based on the equity method of accounting.  General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, and FIFO to LIFO inventory adjustments have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 14 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.   Segment Information (Continued)

	Three Months Ended
	September 30,
	2007	2006
	(In millions)
Sales to external customers
Oilseeds Processing	$4,610	$3,238
Corn Processing	1,521	1,351
Agricultural Services	5,540	3,975
Other	1,157	883
Total	$12,828	$9,447

Intersegment sales
Oilseeds Processing	$147	$83
Corn Processing	19	10
Agricultural Services	420	304
Other	31	30
Total	$617	$427

Net sales
Oilseeds Processing	$4,757	$3,321
Corn Processing	1,540	1,361
Agricultural Services	5,960	4,279
Other	1,188	913
Intersegment elimination	(617)	(427)
Total	$12,828	$9,447

Segment operating profit
Oilseeds Processing	$209	$170
Corn Processing	253	289
Agricultural Services	229	115
Other	106	74
Total segment operating profit	797	648
Corporate	(150)	(72)
Earnings before income taxes	$647	$576

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other.

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be used internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients. This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia, principally Wilmar International Limited, the largest agricultural processing business in Asia.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, barley, and edible beans, and resells or processes these commodities primarily as food and feed ingredients  for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchandiser of agricultural commodities and processed products.

Other includes the Company’s remaining operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt for the beverage industry. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

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

The Company conducts its business in many countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the Euro and British pound, as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses.  The impact of these currency exchange rate changes was not significant during the quarter ended September 30, 2007.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment and net assets.  The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Net earnings for the quarter increased principally due to increased segment operating profits, partially offset by increased corporate expenses related principally to LIFO inventory valuation charges and costs associated with realignment of the Company’s organizational structure. Large North American crops and global wheat shortages created favorable operating conditions in agricultural merchandising and handling operations.  Abundant oilseeds supplies and good demand for vegetable oil and soybean meal positively impacted crushing margins in North America. Abundant crops and increased fertilizer margins positively impacted South American oilseeds operating results.  Corn prices rose in connection with increases in other agricultural commodity prices, resulting in higher net corn costs and reducing ethanol margins, which negatively affected corn processing operating results.  Corn processing operating results were favorably impacted by increased selling prices for sweetener and starch products resulting from higher industry capacity utilization.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 36% to $12.8 billion for the quarter, due primarily to higher selling prices of Agricultural Services merchandised commodities and increased selling prices and volumes of oilseeds processing products.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$2,808	$1,916	$892
Refining, Packaging, Biodiesel & Other	1,767	1,296	471
Asia	35	26	9
Total Oilseeds Processing	4,610	3,238	1,372

Corn Processing
Sweeteners and Starches	834	629	205
Bioproducts	687	722	(35)
Total Corn Processing	1,521	1,351	170

Agricultural Services
Merchandising & Handling	5,480	3,914	1,566
Transportation	60	61	(1)
Total Agricultural Services	5,540	3,975	1,565

Other
Wheat, Cocoa, and Malt	1,133	859	274
Financial	24	24	–
Total Other	1,157	883	274
Total	$12,828	$9,447	$3,381

Oilseeds Processing sales increased 42% to $4.6 billion primarily due to higher average selling prices and volumes for vegetable oil and higher average selling prices for soybean meal.  Good demand for vegetable oil and soybean meal supported higher prices and volumes.  Higher average selling prices of South American oilseed exports and fertilizer also contributed to the increase.  Corn Processing sales increased 13% to $1.5 billion principally due to higher average selling prices in Sweeteners and Starches, partially offset by lower sales volumes and lower average selling prices for ethanol.  Higher sales prices for Sweeteners and Starches reflect higher industry capacity utilization.  Bioproducts sales decreased principally due to lower ethanol sales volumes and prices as a result of ethanol industry capacity currently exceeding customer demand levels.  Agricultural Services sales increased 39% to $5.5 billion primarily due to higher commodity prices and, to a lesser extent, increased sales volumes.  Commodity market prices of corn, soybeans, and wheat increased approximately 44%, 36% and 26%, respectively, from market price levels of a year ago.  Other sales increased 31% to $1.2 billion primarily due to increased average selling prices of wheat flour and cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 39% to $11.9 billion primarily due to higher agricultural commodity prices and increased sales volumes. Manufacturing costs increased $52 million primarily due to increased employee-related costs, and higher plant maintenance and depreciation costs.

Selling, general and administrative expenses increased $44 million to $354 million due principally to employee-related costs including $23 million related to an organizational realignment.

Other income increased $51 million primarily due to a $28 million increase in equity in earnings of affiliates, an $11 million increase in realized securities gains, and a $9 million decrease in interest expense. The increase in equity in earnings of affiliates is primarily due to increased valuations of the Company’s private equity fund investments.  Interest expense decreased primarily due to lower average interest rates partially offset by higher average borrowings, and increased capitalization of interest to construction projects.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	September 30,
	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$131	$104	$27
Refining, Packaging, Biodiesel & Other	62	49	13
Asia	16	17	(1)
Total Oilseeds Processing	209	170	39

Corn Processing
Sweeteners and Starches	164	119	45
Bioproducts	89	170	(81)
Total Corn Processing	253	289	(36)

Agricultural Services
Merchandising & Handling	185	65	120
Transportation	44	50	(6)
Total Agricultural Services	229	115	114

Other
Wheat, Cocoa, and Malt	38	43	(5)
Financial	68	31	37
Total Other	106	74	32
Total Segment Operating Profit	797	648	149
Corporate	(150)	(72)	(78)
Earnings Before Income Taxes	$647	$576	$71

Oilseeds Processing operating profits increased 23% to $209 million.  Crushing and Origination operating profits increased 26% to $131 million principally due to improved crushing margins in North America and improved origination results in South American, partially offset by lower crushing margins in Europe.  North American crushing margins improved due to abundant oilseed supplies in the United States and good demand for vegetable oil and soybean meal.  Improved capacity utilization also favorably impacted North American crushing margins.  South American origination results improved principally due to increased origination and export volumes and increased fertilizer margins.  The improvement in fertilizer margins is primarily due to higher average sales prices and improved demand resulting from seasonal planting activities combined with stable raw material costs.  Crushing margins in Europe declined principally due to higher oilseed costs as a result of agricultural commodity market concerns regarding future European rapeseed availability. Refining, Packaging, Biodiesel, and Other operating profits increased $13 million to $62 million principally due to improved refining volumes and operating margins resulting from good demand for vegetable oil.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits declined 12% to $253 million primarily due to higher net corn costs and lower ethanol selling prices and volumes, partially offset by higher average selling prices of Sweeteners and Starches products and favorable risk management results. Net corn costs have increased approximately 50% from the prior year quarter due to corn prices increasing in connection with other agricultural commodity prices as a result of weather-related supply and demand factors.  Agricultural commodity market concerns regarding the expected decline in the ending 2006 corn crop carryover has also contributed to the increase in corn costs. Sweeteners and Starches operating profits improved 38% to $164 million primarily due to higher average sales prices due principally to increased industry capacity utilization.  This increase was partially offset by higher net corn costs.  Bioproducts operating profit declined 48% to $89 million primarily as a result of higher net corn costs and, to a lesser extent, lower ethanol sales volumes and lower ethanol average selling prices.  The lower ethanol sales volumes and average selling prices is principally due to current excess ethanol industry capacity.

Agricultural Services operating profits increased $114 million to $229 million principally due to improved Merchandising and Handling operating results.  Merchandising and Handling operating results improved as volatile agricultural commodity market conditions, the acceleration of the North American harvest, and global wheat shortages created favorable operating conditions.  Transportation operating results declined principally due to a reduction in barge shipping volumes.

Other operating profits increased $32 million to $106 million principally due to improved results from financial activities. Financial operating profits increased $37 million to $68 million principally due to increased valuations of the Company’s private equity fund investments and gains on sales of equity securities held by the Company’s futures commission merchant business.  Wheat, Cocoa, and Malt operating profits declined $5 million principally due to lower Cocoa Processing operating results.  This decrease is principally due to higher inventory carrying costs, and weaker North American chocolate demand negatively impacting processing margins.

Corporate expense increased $78 million to $150 million principally due to an $83 million charge, compared to a $17 million charge in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations, a $23 million charge related to organizational realignment costs, and increased minority interest expense. These increases were partially offset by a $23 million increase in investment income.

Income taxes increased due principally to higher pretax earnings.  The Company’s effective tax rate for the quarter is 31.8% as compared to 30% in the prior year’s quarter.  The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At September 30, 2007, the Company continued to show substantial liquidity with working capital of $7.5 billion and a current ratio, defined as current assets divided by current liabilities, of 1.65 to 1.  Included in working capital is $1.2 billion of cash, cash equivalents, and short-term marketable securities as well as $5.4 billion of readily marketable commodity inventories. Working capital increased $238 million during the quarter principally due to increased prices and quantities of agricultural commodity inventories.  Capital resources remained strong as reflected by the increase in the Company’s net worth from $11.3 billion to $11.8 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% at September 30, 2007 compared to 30% at June 30, 2007. This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the three months ended September 30, 2007, the Company’s inventory purchase obligations increased $4.1 billion to $15.9 billion.  This increase was principally related to increased obligations to purchase agricultural commodities.  As of September 30, 2007, the Company expects to make payments related to inventory purchase obligations of $15.0 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended September 30, 2007.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2007 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures contracts, including those to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in such prices.  Actual results may differ.

	September 30, 2007		June 30, 2007
	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position - long	$1,260	$126	$703	$70
Lowest position - long (short)	467	47	(565)	(57)
Average position - long	1,049	105	180	18

The increase in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2007 to
July 31, 2007	13,851	$35.44	289	77,501,366

August 1, 2007 to
August 31, 2007	17,372	33.51	98	77,501,268

September 1, 2007 to
September 30, 2007	1,840,443	32.63	1,837,098	75,664,170

Total	1,871,666	$32.65	1,837,485	75,664,170

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

Dated: November 8, 2007