Form 10-Q
period 2007-12-31
ARCHER DANIELS MIDLAND CO
filed 2008-02-08
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒   Accelerated Filer ☐
Non-accelerated Filer    ☐    Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value – 643,576,598 shares
(January 31, 2008)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(In millions, except
	per share amounts)

Net sales and other operating income	$16,496	$10,976
Cost of products sold	15,548	10,068
Gross Profit	948	908

Selling, general and administrative expenses	338	298
Other (income) expense – net	(75)	(19)
Earnings Before Income Taxes	685	629

Income taxes	212	188

Net Earnings	$473	$441

Average number of shares outstanding – basic	643	657

Average number of shares outstanding – diluted	646	661

Basic earnings per common share	$.74	$.67

Diluted earnings per common share	$.73	$.67

Dividends per common share	$.115	$.10

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In millions, except
	per share amounts)

Net sales and other operating income	$29,324	$20,423
Cost of products sold	27,446	18,650
Gross Profit	1,878	1,773

Selling, general and administrative expenses	693	608
Other (income) expense – net	(146)	(39)
Earnings Before Income Taxes	1,331	1,204

Income taxes	418	360

Net Earnings	$913	$844

Average number of shares outstanding – basic	644	657

Average number of shares outstanding – diluted	646	661

Basic earnings per common share	$1.42	$1.29

Diluted earnings per common share	$1.41	$1.28

Dividends per common share	$.23	$.20

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2007	2007
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,105	$663
Segregated cash and investments	1,322	1,424
Receivables	10,026	6,404
Inventories	9,517	6,060
Other assets	690	571
Total Current Assets	22,660	15,122

Investments and Other Assets
Investments in and advances to affiliates	2,736	2,498
Long-term marketable securities	679	657
Goodwill	323	317
Other assets	518	514
Total Investments and Other Assets	4,256	3,986

Property, Plant, and Equipment
Land	230	227
Buildings	3,108	3,002
Machinery and equipment	12,143	11,822
Construction in progress	1,393	884
	16,874	15,935
Accumulated depreciation	(10,300)	(9,925)
Total Property, Plant, and Equipment	6,574	6,010
Total Assets	$33,490	$25,118

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$4,536	$468
Accounts payable	6,156	4,919
Accrued expenses	3,810	2,416
Current maturities of long-term debt	59	65
Total Current Liabilities	14,561	7,868

Long-Term Liabilities
Long-term debt	5,233	4,752
Deferred income taxes	599	532
Other	773	713
Total Long-Term Liabilities	6,605	5,997

Shareholders’ Equity
Common stock	5,083	5,090
Reinvested earnings	6,773	5,982
Accumulated other comprehensive income	468	181
Total Shareholders’ Equity	12,324	11,253
Total Liabilities and Shareholders’ Equity	$33,490	$25,118

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In millions)
Operating Activities
Net earnings	$913	$844
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	360	345
Asset abandonments	21	1
Deferred income taxes	93	26
Equity in earnings of affiliates, net of dividends	(140)	(78)
Other – net	118	113
Changes in operating assets and liabilities
Segregated cash and investments	98	(113)
Receivables	(1,694)	(812)
Inventories	(3,984)	(1,626)
Other assets	(107)	(152)
Accounts payable and accrued expenses	1,396	1,156
Total Operating Activities	(2,926)	(296)

Investing Activities
Purchases of property, plant, and equipment	(896)	(560)
Net assets of businesses acquired	(10)	(55)
Investments in and advances to affiliates	(13)	(46)
Distributions from affiliates, excluding dividends	6	81
Purchases of marketable securities	(462)	(485)
Proceeds from sales of marketable securities	418	229
Other – net	11	17
Total Investing Activities	(946)	(819)

Financing Activities
Long-term debt borrowings	515	15
Long-term debt payments	(49)	(130)
Net borrowings under line of credit agreements	4,042	1,180
Purchases of treasury stock	(61)	(136)
Cash dividends	(148)	(131)
Other – net	15	27
Total Financing Activities	4,314	825

Increase (Decrease) In Cash and Cash Equivalents	442	(290)
Cash and Cash Equivalents-Beginning of Period	663	1,113

Cash and Cash Equivalents-End of Period	$1,105	$823

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2007.

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

Note 2.  New Accounting Standards

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement Number 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The effect of the adoption was immaterial to the Company.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  In the U.S., the Company remains subject to Federal examination for tax years 2003 through 2007. The amount of unrecognized tax benefits at December 31, 2007 was immaterial.  There were no significant increases or decreases in unrecognized tax benefits as a result of tax positions taken during a prior period or taken during the current quarter and there were no material settlements during the quarter ended December 31, 2007.  The Company classifies interest and penalties related to uncertain tax positions as interest expense and penalty expense which are included in the accompanying consolidated statements of earnings in other income – net and selling, general and administrative expenses, respectively.  The amount of interest expense and penalty expense was immaterial for the quarter ended December 31, 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.  New Accounting Standards (Continued)

During September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) Number 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS 157 on July 1, 2008.  The Company has not completed its evaluation of the impact of adopting SFAS 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will be required to adopt SFAS 159 on July 1, 2008 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

During December 2007, FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)) and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) replaces SFAS 141, Business Combinations.  These new standards will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009 and has not yet assessed the impact of adopting SFAS 160 on the Company’s financial statements.

Note 3.  Debt and Financing Arrangements

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014. As of December 31, 2007 none of the conditions permitting conversion of the Notes had been satisfied and no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes, were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.  Debt and Financing Arrangements (Continued)

In December 2007, the Company issued $500 million of debentures which are due in 2038 and bear interest at a rate of 6.45%.

At December 31, 2007, the Company had lines of credit totaling $5.7 billion, of which $1.2 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at   December 31, 2007 and 2006 were 4.58% and 5.85%, respectively.  Of the Company’s total lines of credit, $4.1 billion support a commercial paper borrowing facility, against which there were borrowings of $3.6 billion at December 31, 2007.

Note 4.  Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)

Net earnings	$473	$441	$913	$844

Net change in unrealized gain
(loss) on investments	(4)	7	(6)	15
Deferred gain on hedging
activities	19	79	25	127
Pension
liability adjustment	(1)	–	(6)	–
Foreign currency translation
adjustment	64	136	274	165

Comprehensive income	$551	$663	$1,200	$1,151

Note 5.  Other Income - Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)

Interest expense	$113	$111	$201	$208
Investment income	(69)	(65)	(132)	(125)
Net gain on marketable
securities transactions	(13)	(6)	(27)	(11)
Equity in earnings of affiliates	(124)	(66)	(210)	(123)
Other – net	18	7	22	12
	$(75)	$(19)	$(146)	$(39)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.  Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  Beginning July 1, 2007, the Company has reclassified certain operations within its reportable segments to reflect how the Company now manages its businesses following a realignment of the organizational structure of the Company and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker.  The Company’s operations are classified into three reportable business segments:  Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other. The reclassification of certain operations in the Company’s reportable segments principally resulted in the movement of certain food, feed, and industrial operations previously classified in Other to the respective segment which produces the raw material feedstock used in those operations.  The Oilseeds Processing segment now includes the Company’s natural health and nutrition and protein specialties operations, the Corn Processing segment now includes the Company’s industrial bioproducts operations, and the Agricultural Services segment now includes the Company’s formula feed processing and edible bean origination operations.  Prior period segment information has been reclassified to conform to the new presentation.

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be used internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds. Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia, principally Wilmar International Limited.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.  Segment Information (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)

Sales to external customers
Oilseeds Processing	$5,255	$3,360	$9,865	$6,598
Corn Processing	1,683	1,414	3,204	2,765
Agricultural Services	8,233	5,205	13,773	9,180
Other	1,325	997	2,482	1,880
Total	$16,496	$10,976	$29,324	$20,423

Intersegment sales
Oilseeds Processing	$127	$96	$274	$179
Corn Processing	20	12	39	22
Agricultural Services	794	559	1,215	863
Other	35	31	66	61
Total	$976	$698	$1,594	$1,125

Net sales
Oilseeds Processing	$5,382	$3,456	$10,139	$6,777
Corn Processing	1,703	1,426	3,243	2,787
Agricultural Services	9,027	5,764	14,988	10,043
Other	1,360	1,028	2,548	1,941
Intersegment elimination	(976)	(698)	(1,594)	(1,125)
Total	$16,496	$10,976	$29,324	$20,423

Segment operating profit
Oilseeds Processing	$219	$192	$428	$362
Corn Processing	275	336	528	625
Agricultural Services	315	131	544	246
Other	146	108	252	182
Total segment operating profit	955	767	1,752	1,415
Corporate	(270)	(138)	(421)	(211)
Earnings before income taxes	$685	$629	$1,331	$1,204

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be used internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia, principally Wilmar International Limited.

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

The Company conducts its business in many countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. Fluctuations in the exchange rates of foreign currencies, primarily the Euro and British pound, as compared to the U.S. dollar will result in corresponding fluctuations in the relative U.S. dollar value of the Company’s revenues and expenses.  The impact of these currency exchange rate changes was not significant during the quarter and six months ended December 31, 2007.

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

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

As an agricultural-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Net earnings for the quarter increased principally due to increased segment operating profits, partially offset by increased corporate expenses related primarily to LIFO inventory valuation charges resulting from increased commodity prices.  Volatile market conditions, large North American crops and global wheat shortages created exceptional profit opportunities in agricultural merchandising and handling operations.  Increased oilseed supplies and good demand for vegetable oil and soybean meal improved crushing margins and merchandising results in North and South America.  Higher raw material costs as a result of tighter supplies of European rapeseed negatively impacted crushing margins in Europe.  Ethanol sales volumes increased as the Company captured opportunities to decrease its inventory.  Ethanol selling prices decreased due to increased industry capacity coming on line, and strong demand for corn increased net corn costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 50% to $16.5 billion.  Increased selling prices resulting from increases in commodity prices accounted for 78% of the increase while higher sales volumes, principally feed grains, ethanol, oilseeds and wheat, accounted for the remainder.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	December 31,
	2007	2006	Change
	(in millions)
Oilseeds Processing
Crushing & Origination	$3,280	$1,899	$1,381
Refining, Packaging, Biodiesel & Other	1,919	1,423	496
Asia	56	38	18
Total Oilseeds Processing	5,255	3,360	1,895

Corn Processing
Sweeteners and Starches	791	621	170
Bioproducts	892	793	99
Total Corn Processing	1,683	1,414	269

Agricultural Services
Merchandising & Handling	8,179	5,152	3,027
Transportation	54	53	1
Total Agricultural Services	8,233	5,205	3,028

Other
Wheat, Cocoa, and Malt	1,303	970	333
Financial	22	27	(5)
Total Other	1,325	997	328
Total	$16,496	$10,976	$5,520

Oilseeds Processing sales increased 56% to $5.3 billion principally due to increased average selling prices, and to a lesser extent, to increased sales volumes. Strong global demand for protein and vegetable oil resulted in higher average selling prices.  Sales volume increases, principally in vegetable oil and grain merchandising operations, also contributed to increased sales.  Corn Processing sales increased 19% to $1.7 billion.  Increased demand for sweeteners and starches drove higher average selling prices.  Bioproducts sales increased 13% to $892 million primarily as a result of increased ethanol sales volumes as the Company captured opportunities to decrease its inventory, partially offset by decreased average ethanol selling prices due to additional production capacity coming on line.  Agricultural Services sales increased 58% to $8.2 billion primarily due to increased commodity selling prices and, to a lesser extent, increased sales volumes.  Average selling prices of corn, soybeans, and wheat for the quarter increased approximately 15%, 69%, and 64%, respectively, from average selling prices of a year earlier.  Other sales increased 33% to $1.3 billion primarily due to higher average selling prices of wheat flour and higher average selling prices and volumes of cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 54% to $15.5 billion primarily due to higher agricultural commodity prices and increased sales volumes.  Manufacturing costs increased $105 million primarily due to increased energy and employee-related costs, higher quantities produced, $15 million of asset abandonment charges this quarter compared to $2 million in the prior year, and higher plant depreciation expense.

Selling, general and administrative expenses increased $40 million to $338 million reflecting higher employee-related costs including $8 million relating to the Company’s European headquarters relocation.

Other income increased $56 million due primarily to increased equity in earnings of affiliates.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	December 31,
	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$141	$129	$12
Refining, Packaging, Biodiesel & Other	46	53	(7)
Asia	32	10	22
Total Oilseeds Processing	219	192	27

Corn Processing
Sweeteners and Starches	147	152	(5)
Bioproducts	128	184	(56)
Total Corn Processing	275	336	(61)

Agricultural Services
Merchandising & Handling	258	64	194
Transportation	57	67	(10)
Total Agricultural Services	315	131	184

Other
Wheat, Cocoa, and Malt	78	50	28
Financial	68	58	10
Total Other	146	108	38
Total Segment Operating Profit	955	767	188
Corporate	(270)	(138)	(132)
Earnings Before Income Taxes	$685	$629	$56

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profits increased 14% to $219 million.  Crushing and Origination operating profits increased 9% to $141 million due principally to improved crushing margins in North America and improved origination results in South America, partially offset by lower margins in Europe.  North American crushing margins improved due to strong demand for protein meal and oil.  South American origination results increased due to improved fertilizer and merchandising margins.  European crushing results declined due to higher raw material costs as a result of current tight supplies of European rapeseed.  Refining, Packaging, Biodiesel, and Other operating profits decreased 13%, or $7 million, to $46 million.  Asset abandonment charges in Refining, Packaging, Biodiesel and Other increased $13 million in this period.  Excluding asset abandonment charges, operating profits in Refining, Packaging, Biodiesel and Other increased $6 million, reflecting improved margins and volumes.  Asia results increased $22 million reflecting the Company’s share of improved operating earnings of Wilmar International Limited.

Corn Processing operating profits decreased 18% to $275 million.  Sweeteners and Starches operating profit decreased 3% to $147 million reflecting higher net corn costs and higher manufacturing costs, partially offset by higher average sales prices. Bioproducts operating profit decreased 30% to $128 million, principally due to higher net corn costs and lower ethanol selling prices, partially offset by increased ethanol sales volumes.  Lysine operating profits improved $12 million due to increased average selling prices and increased volumes, partially offset by increased net corn and manufacturing costs.

Agricultural Services operating profit increased 140% to $315 million. Merchandising and Handling operating profit increased $194 million to $258 million. This increase was principally due to volatile commodity market conditions, large North American crops and global wheat shortages providing significantly better margin and volume opportunities.  Transportation operating profits decreased $10 million to $57 million principally due to lower barge freight rates and increased fuel costs.

Other operating profits increased 35% to $146 million.  Wheat, Cocoa and Malt operating profit increased 56% to $78 million principally related to favorable wheat risk management results, partially offset by increased wheat manufacturing expenses and lower cocoa press margins.  Financial operating profits increased 17% to $68 million principally due to marketable securities gains on sales of equity securities held by the Company’s futures commission merchant business.

Corporate expense increased $132 million to $270 million principally due to a $225 million charge, compared to a $107 million charge in the prior year, related to the effect of increased commodity prices on LIFO inventory valuations.

Income taxes increased principally due to higher pretax earnings.  The Company’s effective tax rate for the quarter is 31% as compared to 30% in the prior year’s quarter.  The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31. 2006

As an agricultural-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Net earnings for the period increased principally due to increased segment operating profits, partially offset by increased corporate expenses related primarily to LIFO inventory valuation charges resulting from increased commodity prices.  Volatile market conditions, large North American crops and global wheat shortages created exceptional profit opportunities in agricultural merchandising and handling operations.  Increased oilseed supplies and good demand for vegetable oil and soybean meal improved crushing margins and merchandising results in North and South America.  Abundant crops and increased fertilizer margins positively impacted South America oilseeds operating results.  Higher raw material costs as a result of tighter supplies of European rapeseed coupled with weaker biodiesel demand due to higher vegetable oil prices negatively impacted European crushing margins.  Ethanol sales volumes increased as the company captured opportunities to decrease its inventory.  Ethanol selling prices decreased due to additional industry capacity coming on line, and strong demand for corn increased net corn costs.

Analysis of Statements of Earnings

Net sales and other operating income increased $8.9 billion to $29.3 billion for the six months.  Increased selling prices accounted for 77% of the increase and the remainder was due to increased sales volumes, principally feed grains, wheat, oilseeds and vegetable oil.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	December 31,
	2007	2006	Change
	(In millions)

Oilseeds Processing
Crushing & Origination	$6,088	$3,815	$2,273
Refining, Packaging, Biodiesel & Other	3,686	2,719	967
Asia	91	64	27
Total Oilseeds Processing	9,865	6,598	3,267

Corn Processing
Sweeteners and Starches	1,625	1,250	375
Bioproducts	1,579	1,515	64
Total Corn Processing	3,204	2,765	439

Agricultural Services
Merchandising & Handling	13,659	9,066	4,593
Transportation	114	114	–
Total Agricultural Services	13,773	9,180	4,593

Other
Wheat, Cocoa, and Malt	2,436	1,829	607
Financial	46	51	(5)
Total Other	2,482	1,880	602
Total	$29,324	$20,423	$8,901

Oilseeds Processing sales increased 50% to $9.9 billion principally due to increased average selling prices and, to a lesser extent, to increased sales volumes. Strong global demand for protein and vegetable oil resulted in higher average selling prices.  Sales volume increases in vegetable oil, biodiesel and grain merchandising operations also contributed to increased sales.  Corn Processing sales increased 16% to $3.2 billion. Increased demand for sweeteners and starches drove higher average selling prices.  Bioproducts sales increased 4% to $1.6 billion primarily as a result of increased ethanol sales volumes as the Company captured opportunities to decrease its inventory, partially offset by decreased average ethanol selling prices due to additional industry production capacity coming on line.  Agricultural Services sales increased 50% to $13.8 billion primarily due to increased commodity prices and, to a lesser extent, increased sales volumes.  Average selling prices of corn, soybeans, and wheat for the six months increased approximately 28%, 58%, and 44%, respectively, from average selling prices of a year earlier.  Other sales increased 32% to $2.5 billion primarily due to higher average selling prices of wheat flour and higher average selling prices and volumes of cocoa products.

Cost of products sold increased 47% to $27.4 billion primarily due to higher agricultural commodity prices and increased sales volumes.  Manufacturing costs increased $156 million primarily due to increased employee-related costs, higher quantities produced, $21 million of asset abandonment charges this period compared to $2 million in the prior year, and higher plant maintenance and depreciation expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased $85 million to $693 million reflecting higher employee-related costs including $23 million related to an organizational realignment and $9 million relating to the relocation of our European headquarters.

Other income increased $107 million due primarily to increased equity in earnings of affiliates.

Operating profit by segment for the six months is as follows:

	Six Months Ended
	December 31,
	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$272	$233	$39
Refining, Packaging, Biodiesel & Other	108	102	6
Asia	48	27	21
Total Oilseeds Processing	428	362	66

Corn Processing
Sweeteners and Starches	311	271	40
Bioproducts	217	354	(137)
Total Corn Processing	528	625	(97)

Agricultural Services
Merchandising & Handling	443	129	314
Transportation	101	117	(16)
Total Agricultural Services	544	246	298

Other
Wheat, Cocoa, and Malt	116	93	23
Financial	136	89	47
Total Other	252	182	70
Total Segment Operating Profit	1,752	1,415	337
Corporate	(421)	(211)	(210)
Earnings Before Income Taxes	$1,331	$1,204	$127

Oilseeds Processing operating profits increased 18% to $428 million.  Crushing and Origination operating profits increased 17% to $272 million due principally to improved crushing margins in North America and improved origination results in South America, partially offset by lower margins in Europe.  North and South American crushing margins improved due to strong demand for protein meal and oil.  European crushing margins declined due to higher raw material costs resulting from tight supplies of European rapeseed.  Refining, Packaging, Biodiesel, and Other operating profits increased 6%, or $6 million, to $108 million.  Asset abandonment charges in Refining, Packaging, Biodiesel and Other increased $16 million in this period.  Excluding asset abandonment charges, operating profits in Refining, Packaging, Biodiesel and Other increased $22 million, reflecting improved margins and volumes.  Asia results increased $21 million reflecting the Company’s share of improved operating earnings of Wilmar International Limited.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits decreased 16% to $528 million.  Sweeteners and Starches operating profit increased 15% to $311 million reflecting higher average sales prices and favorable risk management results, partially offset by higher net corn costs and higher manufacturing costs. Bioproducts operating profit decreased 39% to $217 million, principally due to higher net corn costs and lower ethanol selling prices, partially offset by increased ethanol sales volumes and favorable risk management results.  Lysine operating profits improved $18 million due to increased average selling prices and increased volumes, partially offset by increased net corn and manufacturing costs.

Agricultural Services operating profit increased 121% to $544 million. Merchandising and Handling operating profit increased $314 million to $443 million. This increase was principally due to improved global merchandising and handling results as volatile commodity market conditions, large North American crops and global wheat shortages provided significantly better margin and volume opportunities.  Transportation operating profits decreased $16 million to $101 million principally due to increased fuel costs.

Other operating profits increased 38% to $252 million.  Financial operating profits increased $47 million to $136 million principally due to marketable securities gains on sales of equity securities held by the Company’s futures commission merchant business and increased valuations of the company’s private equity fund investments.  Wheat, Cocoa and Malt operating profit increased $23 million to $116 million principally due to favorable wheat risk management results, partially offset by increased wheat manufacturing expenses and lower cocoa press margins.

Corporate expense increased $210 million to $421 million principally due to a $307 million charge, compared to a $124 million charge in the prior year, related to the effect of sharply increasing commodity prices on LIFO inventory valuations.

Income taxes increased principally due to higher pretax earnings.  The Company’s effective tax rate for the six month period is 31% as compared to 30% in the prior year.  The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At December 31, 2007, the Company continued to show substantial liquidity with working capital of $8.1 billion and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $1.4 billion of cash, cash equivalents, and short-term marketable securities as well as $6 billion of readily marketable commodity inventories.  The increase in inventories during the six months ended December 31, 2007 resulted principally from the significant increase in commodity prices and, to a lesser extent, to increases in inventory ownership levels.  These working capital increases were financed by $4.5 billion of additional long and short term borrowings as the Company had adequate access to debt capital through numerous alternatives to meet these expanding working capital needs.  At December 31, 2007 the Company had lines of credit totaling $5.7 billion, of which $1.2 billion was unused.  Capital resources remained strong as reflected by the increase in the Company’s net worth from $11.3 billion to $12.3 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 30% at both December 31, 2007 and June 30, 2007.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

During the six months ended December 31, 2007, the Company’s inventory purchase obligations increased $5.2 billion to $18.9 billion.  This increase was principally due to increased commodity prices and, to a lesser extent, increased obligations to purchase agricultural commodities.  As of December 31, 2007, the Company expects to make payments related to inventory purchase obligations of $15 billion within the next twelve months and expects no material change in the current year’s rate of capital expenditures.

During December 2007, the Company issued $500 million of debentures which are due in 2038 and bear interest at a rate of 6.45%.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the six months ended December 31, 2007.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates.  There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments, marketable equity securities, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended December 31, 2007 are described below.

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

	Three Months Ended		Year Ended
	December 31, 2007		June 30, 2007
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position	$1,260	$126	$703	$70
Lowest position	(419)	(42)	(565)	(57)
Average position	666	67	180	18

The increase in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2007 to
October 31, 2007	32,357	$33.28	32,010	75,632,160

November 1, 2007 to
November 30, 2007	26,288	37.03	157	75,632,003

December 1, 2007 to
December 31, 2007	156	35.94	156	75,631,847

Total	58,801	$34.96	32,323	75,631,847

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

The Annual Meeting of Stockholders was held on November 8, 2007.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

A. L. Boeckmann	499,183,039	16,914,396
M. H. Carter	455,618,044	60,479,392
V. F. Haynes	504,482,901	11,614,534
A. Maciel	504,568,091	11,529,344
P. J. Moore	492,139,700	23,957,735
M. B. Mulroney	477,591,739	38,505,696
T. F. O’Neill	489,646,879	26,450,556
K. R. Westbrook	474,364,036	41,733,399
P. A. Woertz	503,114,398	12,983,037

The Stockholder’s Proposal No. 1 (Code of Conduct Regarding Global Human Rights Standards) was defeated as follows:

For	Against	Abstain

81,998,494	296,389,910	43,164,073

The Stockholder’s Proposal No. 2 (Advisory Resolution to Ratify Compensation Listed in Summary Compensation Table) was defeated as follows:

For	Against	Abstain

139,100,657	274,079,161	8,372,659

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 6, 2007 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4)	Form of 6.45% Debenture due 2038, filed on December 14, 2007as Exhibit 4 to Form 8-K (File No. 1-44), as incorporated herein by reference.

(10.1)
Separation Agreement dated as of November 26, 2007, between Archer-Daniels-Midland Company and William H. Camp, filed on November 30, 2007, as Exhibit 10.1 for Form 8-K (File No. 1-44), is incorporated herein by reference.

(10.2)
Separation Agreement dated as of February 6, 2008, between Archer-Daniels-Midland Company and Douglas J. Schmalz, filed on February 7, 2008, as Exhibit 10.1 for Form 8-K (File No. 1-44), is incorporated herein by reference.

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

Dated: February 7, 2008