Form 10-Q
period 2008-03-31
ARCHER DANIELS MIDLAND CO
filed 2008-05-09
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value – 643,922,718 shares
(April 30, 2008)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In millions, except
	per share amounts)

Net sales and other operating income	$18,708	$11,381
Cost of products sold	17,551	10,635
Gross Profit	1,157	746

Selling, general and administrative expenses	378	294
Other (income) expense – net	24	(104)
Earnings Before Income Taxes	755	556

Income taxes	238	193

Net Earnings	$517	$363

Average number of shares outstanding – basic	644	649

Average number of shares outstanding – diluted	647	653

Basic and diluted earnings per common share	$.80	$.56

Dividends per common share	$.13	$.115

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In millions, except
	per share amounts)

Net sales and other operating income	$48,032	$31,804
Cost of products sold	44,997	29,285
Gross Profit	3,035	2,519

Selling, general and administrative expenses	1,071	902
Other (income) expense – net	(122)	(143)
Earnings Before Income Taxes	2,086	1,760

Income taxes	656	553

Net Earnings	$1,430	$1,207

Average number of shares outstanding – basic	644	654

Average number of shares outstanding – diluted	646	658

Basic earnings per common share	$2.22	$1.85

Diluted earnings per common share	$2.21	$1.83

Dividends per common share	$.36	$.315

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets
	(Unaudited)
	March 31,	June 30,
	2008	2007
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,206	$663
Segregated cash and investments	2,094	1,424
Short-term marketable securities	526	212
Receivables	10,447	6,404
Inventories	10,569	6,060
Other assets	387	359
Total Current Assets	25,229	15,122

Investments and Other Assets
Investments in and advances to affiliates	2,877	2,498
Long-term marketable securities	653	657
Goodwill	329	317
Other assets	565	514
Total Investments and Other Assets	4,424	3,986

Property, Plant, and Equipment
Land	232	227
Buildings	3,167	3,002
Machinery and equipment	12,331	11,822
Construction in progress	1,661	884
	17,391	15,935
Accumulated depreciation	(10,531)	(9,925)
Total Property, Plant, and Equipment	6,860	6,010
Total Assets	$36,513	$25,118

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$4,916	$468
Accounts payable	6,936	4,919
Accrued expenses	3,979	2,416
Current maturities of long-term debt	54	65
Total Current Liabilities	15,885	7,868

Long-Term Liabilities
Long-term debt	6,026	4,752
Deferred income taxes	597	532
Other	843	713
Total Long-Term Liabilities	7,466	5,997

Shareholders’ Equity
Common stock	5,121	5,090
Reinvested earnings	7,206	5,982
Accumulated other comprehensive income	835	181
Total Shareholders’ Equity	13,162	11,253
Total Liabilities and Shareholders’ Equity	$36,513	$25,118

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In millions)
Operating Activities
Net earnings	$1,430	$1,207
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	540	520
Asset abandonments	22	1
Deferred income taxes	205	9
Equity in earnings of affiliates, net of dividends	(211)	(137)
Other – net	224	132
Changes in operating assets and liabilities
Segregated cash and investments	(674)	(173)
Receivables	(2,231)	(544)
Inventories	(4,506)	(1,918)
Other assets	(55)	(69)
Accounts payable and accrued expenses	2,089	938
Total Operating Activities	(3,167)	(34)

Investing Activities
Purchases of property, plant and equipment	(1,312)	(844)
Net assets of businesses acquired	(10)	(92)
Investments in and advances to affiliates	(28)	(49)
Distributions from affiliates, excluding dividends	15	85
Purchases of marketable securities	(1,022)	(659)
Proceeds from sales of marketable securities	710	576
Other – net	19	33
Total Investing Activities	(1,628)	(950)

Financing Activities
Long-term debt borrowings	1,308	1,166
Long-term debt payments	(59)	(131)
Net borrowings under line of credit agreements	4,362	570
Purchases of treasury stock	(61)	(533)
Sale of stock warrants	–	170
Purchase of call options	–	(299)
Cash dividends	(232)	(207)
Other – net	20	32
Total Financing Activities	5,338	768

Increase (Decrease) In Cash and Cash Equivalents	543	(216)
Cash and Cash Equivalents-Beginning of Period	663	1,113

Cash and Cash Equivalents-End of Period	$1,206	$897

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2007.

Last-in, First-out (LIFO) Inventories

Interim period LIFO calculations are based on interim period costs and management’s estimates of year-end inventory levels.  Because the availability and cost of agricultural commodity-based LIFO inventories are unpredictable due to factors such as weather, government farm programs and policies, and changes in global demand, quantities of LIFO-based inventories at interim periods may vary significantly from management’s estimates of year-end inventory levels.

Note 2.  New Accounting Standards

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS 157 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) on July 1, 2008.  The Company has not completed its evaluation of the impact of adopting SFAS 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will be required to adopt SFAS 159 on July 1, 2008 and does not believe such adoption will have a significant impact on the Company’s financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.  New Accounting Standards (Continued)

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) replaces SFAS 141, Business Combinations.  SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009.  The Company has not yet assessed the impact of the adoption of these standards on its financial statements.

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of earnings.  The Company will be required to adopt SFAS 161 on July 1, 2009 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Note 3.  Debt and Financing Arrangements

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014. As of March 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

In December 2007, the Company issued $500 million of debentures which are due in 2038 and bear interest at a rate of 6.45%.  In March 2008, the Company issued $700 million of notes which are due in 2018 and bear interest at a rate of 5.45%.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.  Debt and Financing Arrangements (Continued)

At March 31, 2008, the Company had lines of credit totaling $7.4 billion, of which $2.5 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at March 31, 2008 and 2007 were 3.64% and 5.62%, respectively.  Of the Company’s total lines of credit, $5.3 billion support a commercial paper borrowing facility, against which there were borrowings of $4.1 billion at March 31, 2008.

Note 4.  Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)

Net earnings	$517	$363	$1,430	$1,207

Net change in unrealized gain
(loss) on investments	(14)	46	(20)	61
Deferred loss (gain) on hedging
activities	69	(77)	94	50
Pension liability adjustment	(4)	(4)	(10)	(4)
Foreign currency translation
adjustment	316	37	590	202

Comprehensive income	$884	$365	$2,084	$1,516

Note 5.  Other (Income) Expense - Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)

Interest expense	$136	$115	$338	$324
Investment income	(70)	(66)	(202)	(192)
Net gain on marketable
securities transactions	(9)	(13)	(37)	(24)
Equity in earnings of affiliates	(78)	(85)	(288)	(208)
Other – net	45	(55)	67	(43)
	$24	$(104)	$(122)	$(143)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.  Income Taxes

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  In the U.S., the Company remains subject to Federal examination for tax years 2005 and 2007. The amount of unrecognized tax benefits at March 31, 2008 was immaterial.  There were no significant increases or decreases in unrecognized tax benefits as a result of tax positions taken during a prior period or taken during the current quarter and there were no material settlements during the quarter ended March 31, 2008.  The Company classifies interest and penalties related to uncertain tax positions as interest expense and penalty expense which are included in the accompanying consolidated statements of earnings in other income–net and selling, general and administrative expenses, respectively.  The amount of interest expense and penalty expense was immaterial for the quarter ended March 31, 2008.

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

Note 7.  Segment Information (Continued)

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

Other includes the Company’s remaining operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage. Also included in segment operating profit are the related equity in earnings of affiliates based on the equity method of accounting.  General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, FIFO to LIFO inventory adjustments, and minority interest eliminations have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 14 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.  Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)

Sales to external customers
Oilseeds Processing	$5,721	$3,231	$15,587	$9,831
Corn Processing	1,808	1,488	5,012	4,253
Agricultural Services	9,777	5,694	23,551	14,874
Other	1,402	968	3,882	2,846
Total	$18,708	$11,381	$48,032	$31,804

Intersegment sales
Oilseeds Processing	$62	$77	$336	$256
Corn Processing	29	14	68	36
Agricultural Services	969	553	2,183	1,417
Other	37	32	103	93
Total	$1,097	$676	$2,690	$1,802

Net sales
Oilseeds Processing	$5,783	$3,308	$15,923	$10,087
Corn Processing	1,837	1,502	5,080	4,289
Agricultural Services	10,746	6,247	25,734	16,291
Other	1,439	1,000	3,985	2,939
Intersegment elimination	(1,097)	(676)	(2,690)	(1,802)
Total	$18,708	$11,381	$48,032	$31,804

Segment operating profit
Oilseeds Processing	$237	$185	$666	$547
Corn Processing	172	251	699	876
Agricultural Services	366	46	910	292
Other	138	111	390	293
Total segment operating profit	913	593	2,665	2,008
Corporate	(158)	(37)	(579)	(248)
Earnings before income taxes	$755	$556	$2,086	$1,760

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other includes the Company’s remaining operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Oilseeds Processing and Agricultural Services segments, and certain other food processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in costs of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity market prices have relatively equal impacts on both net sales and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in net sales amounts of these business segments do not necessarily correspond to the changes in gross profit realized by these businesses.

The Company’s Corn Processing segment and certain other food processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials.  In these operations, agricultural commodity market price changes can result in significant fluctuations in cost of products sold and such cost changes cannot necessarily be passed directly through to the selling price of the finished products.

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit and return on fixed capital investment and net assets.  The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy costs, weather conditions, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the Company’s operating results for the current quarter are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net earnings for the quarter increased principally due to increased segment operating profits.  This increase was partially offset by increased corporate expenses principally related to LIFO inventory valuation charges resulting from increased commodity costs and by increased minority interest eliminations.

As an agricultural-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Weather conditions, increasing demand and other factors contributed to significantly higher agricultural commodity costs.  Commodity and freight markets experienced increased volatility which created exceptional profit opportunities for the Company’s merchandising and handling operations.  Demand for protein meal and vegetable oil increased globally.  Biodiesel markets continue to develop and contribute to the increased demand for refined and crude vegetable oils.  Ethanol demand increased reflecting higher gasoline prices, improved gasoline blending economics and demand from newly-opened markets in the southeastern United States.  Manufacturing expenses increased due principally to higher energy and fuel costs.  Other operating results for the three months ended March 31, 2007 include a gain of $53 million from sales of Company businesses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 64% to $18.7 billion.  Approximately 87% of the increase is due principally to increased costs of underlying agricultural commodities while higher sales volumes, principally of vegetable oil and meal, feed grains and wheat, accounted for the remainder.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$3,385	$1,760	$1,625
Refining, Packaging, Biodiesel & Other	2,270	1,429	841
Asia	66	42	24
Total Oilseeds Processing	5,721	3,231	2,490

Corn Processing
Sweeteners & Starches	912	716	196
Bioproducts	896	772	124
Total Corn Processing	1,808	1,488	320

Agricultural Services
Merchandising & Handling	9,731	5,658	4,073
Transportation	46	36	10
Total Agricultural Services	9,777	5,694	4,083

Other
Wheat, Cocoa, & Malt	1,375	943	432
Financial	27	25	2
Total Other	1,402	968	434
Total	$18,708	$11,381	$7,327

Oilseeds Processing sales increased 77% to $5.7 billion principally due to higher average selling prices resulting primarily from increases in underlying commodity costs and continuing strong demand.  Corn Processing sales increased 22% to $1.8 billion. Good demand for sweeteners and starches drove higher average selling prices, partially offset by lower sales volumes.  Bioproducts sales increased primarily as a result of increased ethanol sales volumes and, to a lesser extent, higher average selling prices.  Higher average ethanol selling prices and volumes reflect higher gasoline prices, improved gasoline blending economics and additional demand, principally from newly-opened markets in the southeastern United States.  Agricultural Services sales increased 72% to $9.8 billion primarily due to increased underlying commodity costs and, to a lesser extent, increased sales volumes.  Other sales increased 45% to $1.4 billion primarily due to higher average selling prices of wheat flour and higher average selling prices and volumes of cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 65% to $17.6 billion primarily due to higher agricultural commodity costs and, to a lesser extent, increased sales volumes.  Manufacturing expenses increased $177 million primarily due to increased energy and fuel costs, increased storage and handling costs and the impact of foreign currency translation.

Selling, general and administrative expenses increased $84 million to $378 million principally reflecting higher employee-related costs and the impact of foreign currency translation.

Other (income) expense - net decreased $128 million due principally to last year’s $53 million gain from the sale of Company businesses, increased minority interest eliminations and increased interest expense.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(In Millions)
Oilseeds Processing
Crushing & Origination	$179	$101	$78
Refining, Packaging, Biodiesel & Other	39	55	(16)
Asia	19	29	(10)
Total Oilseeds Processing	237	185	52

Corn Processing
Sweeteners & Starches	98	132	(34)
Bioproducts	74	119	(45)
Total Corn Processing	172	251	(79)

Agricultural Services
Merchandising & Handling	341	21	320
Transportation	25	25	–
Total Agricultural Services	366	46	320

Other
Wheat, Cocoa, & Malt	90	82	8
Financial	48	29	19
Total Other	138	111	27
Total Segment Operating Profit	913	593	320
Corporate	(158)	(37)	(121)
Earnings Before Income Taxes	$755	$556	$199

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profits increased 28% to $237 million due principally to continuing strong demand for protein meal and vegetable oil in most global markets.  Crushing and Origination operating profits increased 77% to $179 million due to improved processing margins in North and South America, and a 10% increase in worldwide crush volumes.  The prior year quarter results for Refining, Packaging, Biodiesel and Other include a $14 million gain on a business disposal. Excluding the prior year gain, Refining, Packaging, Biodiesel and Other operating profit decreased $2 million principally due to weaker biodiesel margins in Europe.

Corn Processing operating profits decreased 31% to $172 million due principally to higher net corn costs and increased manufacturing expenses.  Manufacturing expenses increased principally due to higher energy costs.  Sweeteners and Starches operating profit decreased 26% to $98 million reflecting higher net corn costs and increased manufacturing expenses, partially offset by higher average sales prices.    Bioproducts operating profit decreased 38% to $74 million principally due to higher net corn costs and increased manufacturing expenses, partially offset by increased ethanol and lysine sales volumes and, to a lesser extent, higher average lysine selling prices.

Agricultural Services operating profit increased 696% to $366 million. Merchandising and Handling operating profit increased $320 million to $341 million due principally to enhanced merchandising and handling margins caused by volatile global grain and freight markets, and favorable risk management results.  Transportation operating profits were similar to last year’s quarter.

Other operating profits increased 24% to $138 million.  Wheat, Cocoa and Malt operating profit increased 10% to $90 million due principally to favorable risk management results in wheat and malt, partially offset by decreased cocoa processing margins primarily reflecting the competitive pressures experienced in the North American chocolate market.  Last year’s Wheat, Cocoa and Malt results included a $39 million gain on a business disposal.  Financial operating profits increased due principally to higher brokerage services income, decreased insurance loss provisions, marketable securities gains, and improved earnings from private equity fund investments.

Corporate expense increased $121 million to $158 million principally due to a $64 million charge, compared to a $23 million charge in the prior year quarter, related to the effect of increased commodity costs on LIFO inventory valuations, decreased investment income and increased minority interest eliminations.

Income taxes increased due principally to higher pretax earnings.  The Company’s effective tax rate for the quarter is 31.5% this year and 34.8% in the prior year quarter.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Net earnings for the nine months increased principally due to increased segment operating profits.  This increase was partially offset by increased corporate expenses principally related to LIFO inventory valuation charges resulting from increased commodity costs and by increased minority interest eliminations.

As an agricultural-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Weather conditions, increasing demand and other factors contributed to significantly higher agricultural commodity costs.  Commodity and freight markets experienced increased volatility which created exceptional profit opportunities for the Company’s merchandising and handling operations.  Demand for protein meal and vegetable oil increased globally.  Biodiesel markets continue to develop and contribute to the increased demand for refined and crude vegetable oils.  Ethanol demand increased reflecting higher gasoline prices, improved gasoline blending economics and demand from newly-opened markets in the southeastern United States.  Manufacturing expenses increased due principally to higher energy and fuel costs.  Other operating results for the nine months ended March 31, 2007 include a gain of $53 million from sales of Company businesses.

Analysis of Statements of Earnings

Net sales and other operating income increased 51% to $48 billion for the nine months.  Approximately 82% of the increase is due principally to increased costs of underlying agricultural commodities and the remainder is due to increased sales volumes.

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	March 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$9,474	$5,576	$3,898
Refining, Packaging, Biodiesel & Other	5,956	4,148	1,808
Asia	157	107	50
Total Oilseeds Processing	15,587	9,831	5,756

Corn Processing
Sweeteners & Starches	2,537	1,966	571
Bioproducts	2,475	2,287	188
Total Corn Processing	5,012	4,253	759

Agricultural Services
Merchandising & Handling	23,391	14,724	8,667
Transportation	160	150	10
Total Agricultural Services	23,551	14,874	8,677

Other
Wheat, Cocoa, & Malt	3,810	2,772	1,038
Financial	72	74	(2)
Total Other	3,882	2,846	1,036
Total	$48,032	$31,804	$16,228

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing sales increased 59% to $15.6 billion principally due to increased average selling prices resulting primarily from increases in underlying commodity costs and from continuing strong demand for protein meal and vegetable oil.  Sales quantities of vegetable oil, biodiesel and merchandised grains also increased.  Corn Processing sales increased 18% to $5 billion. Good demand for sweeteners and starches drove higher average selling prices.  Bioproducts sales increased primarily as a result of increased ethanol sales volumes partially offset by decreased average ethanol selling prices. Higher ethanol sales volumes reflect higher gasoline prices, improved gasoline blending economics and additional demand, principally from newly-opened markets in the southeastern United States. Agricultural Services sales increased 58% to $23.6 billion primarily due to increased underlying commodity costs and, to a lesser extent, increased sales volumes.  Other sales increased 36% to $3.9 billion primarily due to higher average selling prices and volumes of wheat flour and, to a lesser extent, higher average selling prices and volumes of cocoa products.

Cost of products sold increased 54% to $45 billion primarily due to higher agricultural commodity costs and, to a lesser extent, increased sales volumes.  Manufacturing expenses increased $334 million primarily due to increased energy and fuel costs, increased employee-related costs, higher storage and handling costs and the impact of foreign currency translation.

Selling, general and administrative expenses increased $169 million to $1.1 billion primarily due to higher employee-related and outside service costs including $41 million related to an organizational realignment and a reorganization of the Company’s European headquarters.  Selling, general and administrative expenses also increased due to the impact of foreign currency translation.

Other (income) expense - net decreased $21 million due primarily to last year’s $53 million gain from the sale of Company businesses and increased minority interest eliminations.  These decreases were partially offset by increased equity in earnings of affiliates resulting primarily from increased valuations of the Company’s private equity fund investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the nine months is as follows:

	Nine Months Ended
	March 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$451	$334	$117
Refining, Packaging, Biodiesel & Other	148	157	(9)
Asia	67	56	11
Total Oilseeds Processing	666	547	119

Corn Processing
Sweeteners & Starches	409	403	6
Bioproducts	290	473	(183)
Total Corn Processing	699	876	(177)

Agricultural Services
Merchandising & Handling	784	150	634
Transportation	126	142	(16)
Total Agricultural Services	910	292	618

Other
Wheat, Cocoa, & Malt	205	175	30
Financial	185	118	67
Total Other	390	293	97
Total Segment Operating Profit	2,665	2,008	657
Corporate	(579)	(248)	(331)
Earnings Before Income Taxes	$2,086	$1,760	$326

Oilseeds Processing operating profits increased 22% to $666 million due principally to continuing strong demand for protein meal and vegetable oil in most global markets.  Crushing and Origination operating profits increased 35% to $451 million due principally to improved crushing margins in North and South America and improved origination and fertilizer results in South America, partially offset by lower margins in Europe.  Refining, Packaging, Biodiesel, and Other operating profits decreased 6% to $148 million.  Last year’s results for Refining, Packaging, Biodiesel, and Other include a $14 million gain on a business disposal.  Asia results increased $11 million principally reflecting the Company’s share of improved operating earnings of Wilmar International Limited.

Corn Processing operating profits decreased 20% to $699 million, due principally to higher net corn costs.  Sweeteners and Starches operating profits of $409 million were relatively unchanged as higher average selling prices were offset by higher net corn costs and increased manufacturing, principally energy-related, expenses.  Bioproducts operating profit decreased 39% to $290 million, principally due to higher net corn and manufacturing costs and lower average ethanol selling prices, partially offset by higher ethanol and lysine sales volumes and, to a lesser extent, higher average lysine selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased 212% to $910 million. Merchandising and Handling operating profit increased 423% to $784 million. This increase was due principally to enhanced merchandising and handling margins caused by volatile global grain and freight markets and favorable risk management results.  Transportation operating profits decreased $16 million to $126 million principally due to increased fuel costs.

Other operating profits increased 33% to $390 million.  Wheat, Cocoa and Malt operating profit increased 17% to $205 million due principally to favorable risk management results in wheat and malt partially offset by decreased cocoa processing margins primarily reflecting competitive pressures experienced in the North American chocolate market.  Last year’s results included a $39 million gain on a business disposal.  Financial operating profits increased $67 million to $185 million principally due to improved earnings and marketable securities gains of the Company’s futures commission merchant business and to increased valuations of the Company’s private equity fund investments.

Corporate expense increased $331 million to $579 million principally due to a $371 million charge, compared to a $146 million charge in the prior year, related to the effect of increasing commodity costs on LIFO inventory valuations.  The increase in Corporate expense also reflects increased minority interest eliminations and higher unallocated corporate expenses, partially offset by higher unallocated net interest income.

Income taxes increased principally due to higher pretax earnings.  The Company’s effective tax rate for the nine months is 31.4%, unchanged from the nine months ended March 31, 2007.

Liquidity and Capital Resources

The Company’s objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At March 31, 2008, the Company continued to show substantial liquidity with working capital of $9.3 billion and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $1.7 billion of cash, cash equivalents, and short-term marketable securities as well as $7.8 billion of readily marketable commodity inventories.  The increase in inventories during the nine months ended March 31, 2008 resulted principally from significant increases in commodity costs and, to a lesser extent, to increases in inventory ownership levels.  These working capital increases were financed by $5.6 billion of additional long and short term borrowings as the Company had adequate access to debt capital through numerous alternatives to meet these expanding working capital needs.  At March 31, 2008 the Company had lines of credit totaling $7.4 billion, of which $2.5 billion was unused.  Capital resources remained strong as reflected by the increase in the Company’s net worth from $11.3 billion to $13.2 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 31% at March 31, 2008 and 30% at June 30, 2007.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the nine months ended March 31, 2008, the Company’s purchase obligations increased $8 billion to $19.8 billion.  This increase was principally due to increased commodity costs and, to a lesser extent, increased obligations to purchase agricultural commodities.  As of March 31, 2008, the Company expects to make payments related to inventory purchase obligations of $18 billion within the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In December 2007, the Company issued $500 million of debentures which are due in 2038 and bear interest at a rate of 6.45%.  In March 2008, the Company issued $700 million of notes which are due in 2018 and bear interest at a rate of 5.45%.

The Company expects no material change in the current year’s rate of capital expenditures.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the nine months ended March 31, 2008.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position; marketable equity security prices; market prices of limited partnerships’ investments; foreign currency exchange rates; and interest rates.  There were no material changes during the quarter in the Company’s potential loss arising from changes in market prices of limited partnerships’ investments and marketable equity securities.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2008 are described below.

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

	Nine Months Ended		Year Ended
	March 31, 2008		June 30, 2007
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position	$1,260	$126	$703	$70
Lowest position	(419)	(42)	(565)	(57)
Average position	404	40	180	18

The increase in fair value of the average position was principally the result of an increase in commodity prices, and, to a lesser extent, quantities underlying the daily net commodity position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $6.8 billion at March 31, 2008, and $5.4 billion at June 30, 2007.  This increase is due to an increase in retained earnings of the foreign subsidiaries and affiliates and appreciation of foreign currency exchange rates versus the U.S. dollar.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $683 million and $543 million for March 31, 2008 and June 30, 2007, respectively. Actual results may differ.

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

	Nine Months Ended	Year Ended
	March 31, 2008	June 30, 2007
	(In millions)
Fair value of long-term debt	$6,543	$4,927
Excess of fair value over carrying value	516	110
Market risk	292	204

The increase in fair value of long-term debt resulted principally from the Company’s issuance of approximately $700 million of notes and $500 million of debentures, and, to a lesser extent, a decrease in quoted interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Environmental Matters

The United States Environmental Protection Agency and the Missouri Department of Natural Resources have initiated a criminal investigation of the wastewater discharge practices at one of the Company’s barge facilities in Missouri. In February 2008 an employee at the facility received a Grand Jury Subpoena relating to wastewater discharges from the facility. The Company has been cooperating with the investigation.  The Company has also undertaken an internal investigation of those discharge practices and does not believe that the filing of any criminal action would be appropriate. The Company does not yet have enough information to reasonably estimate any penalty that may be imposed if any enforcement action is brought. However, in any case, the penalty would not have a material adverse affect on the Company’s financial condition or results of operations.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2008 to
January 31, 2008	6,112	$44.15	516	75,631,331

February 1, 2008 to
February 29, 2008	23,126	44.00	208	75,631,123

March 1, 2008 to
March 31, 2008	2,468	44.02	255	75,630,868

Total	31,706	$44.03	979	75,630,868

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

(ii)	Bylaws, as amended, filed on February 6, 2007 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4)	Form of 5.45% Note due 2018, filed on March 5, 2008 as Exhibit 4 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills
S. R. Mills
Executive Vice President
and Chief Financial Officer

/s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary and
General Counsel

Dated: May 9, 2008