Form 10-K
period 2008-06-30
ARCHER DANIELS MIDLAND CO
filed 2008-08-29
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                                                      Accelerated Filer  ☐
Non-accelerated Filer     ☐                                                      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, no par value--$29.2 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2007)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—644,267,509 shares
(July 31, 2008)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 6, 2008, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2008.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer Daniels Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, cocoa, and other feedstuffs and is a leading manufacturer of soybean oil and protein meal, corn sweeteners, flour, biodiesel, ethanol,  and other value-added food and feed ingredients.  The Company also has an extensive grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley.

During the past five years, the Company has experienced significant growth, spending approximately $5.3 billion for construction of new plants, maintenance and expansions of existing plants, and the acquisitions of plants and transportation equipment.  The Company is constructing two dry corn milling plants which will increase the Company’s annual ethanol production capacity by 550 million gallons to 1.7 billion gallons.  In addition, the Company is currently constructing a polyhydroxy alkanoate (PHA) natural plastics production facility, a propylene/ethylene glycol production facility, two cocoa processing facilities, and two coal cogeneration facilities.  Construction of these plants is expected to be completed during the next two fiscal years.  The Company expects to spend approximately $2.5 billion to complete construction of these facilities and other approved capital projects over the next five years.  There have been no significant dispositions during the last five years.

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

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and protein meals in North America, Europe, South America and Asia principally for the food and feed industries.  Crude vegetable oil is sold “as is” or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oil is sold for use in chemicals, paints and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Cottonseed flour is produced and sold primarily to the pharmaceutical industry.  Cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and animal feed ingredient.

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

In South America, the Company is also a supplier of fertilizer products.

Item 1.	BUSINESS (Continued)

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets.  The Company has a 50% ownership interest in this joint venture.

The Company has a 16.1% ownership interest in Wilmar International Limited, a Singapore publicly-listed company.  Wilmar International Limited is the largest agricultural processing business in Asia and operates palm plantations; soybean, rapeseed, cottonseed, sunflower seed, peanut, palm kernel, and sesame seed crushing facilities and related vegetable oil refineries and packaging facilities; an oleochemical plant that produces fatty acids, glycerin, and soap noodles; a soy protein plant; wheat flour mills; rice mills; feed mills; fertilizer operations; and related silos and storage facilities.

Corn Processing

The Company is engaged in wet milling and dry milling corn operations primarily in the United States.  Products produced for use in the food and beverage industry include syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also produced for use by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal as well as distillers grains are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

By fermentation of dextrose, the Company produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced to beverage grade or for industrial use as ethanol.  In gasoline, ethanol increases octane and is used as an extender and oxygenate.  Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  The Company also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.  The Company produces citric and lactic acids, lactates, sorbitol and xanthan gum which are used in various food and industrial products.

Almidones Mexicanos S.A., in which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Eaststarch C.V. (Netherlands), in which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Romania, Slovakia, and Turkey.

The Company has a 50% interest in Telles, LLC (Telles), a joint venture formed between the Company and Metabolix to market and sell PHA, which will be produced in a facility being constructed by the Company which is expected to be completed during fiscal 2009.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Agricultural Services

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network in the United States to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, and resells these commodities primarily as animal feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations.  Agricultural Services’ transportation network capabilities include ground, river, rail, and ocean services which provide the flexibility to transport agricultural commodities timely and efficiently to the end consumer or the Company’s agricultural processing operations.

Item 1.	BUSINESS (Continued)

The Company processes and distributes edible beans in the United States for use as a food ingredient.  The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy, poultry, and pet food industries.

A.C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 38 sales offices worldwide and operates export, river, and country elevators in Argentina, Romania, Ukraine, and the United States.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Other

The Company is engaged in milling wheat, corn, and milo into flour in the United States, Canada, the Caribbean, and the United Kingdom.  Wheat flour is sold primarily to commercial bakeries, food companies, food service companies, and retailers.  Bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets.  Corn meal and flour is sold primarily to the cereal, snack, and bakery mix markets.  The Company produces bakery products and mixes, wheat starch, and gluten which are sold to the baking industry.  The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

Gruma S.A. de C.V.(Gruma), in which the Company has a 23% interest, is the world’s largest producer and marketer of corn flour and tortillas with operations in the United States, Mexico, Central America, South America, and Europe.  Additionally, the Company has a 20% share, through a joint venture with Gruma, in six U.S. corn flour mills.  The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican-based wheat flour mills.

The Company processes cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.

The Company sold its interest in International Malting Company (IMC), a wholly-owned subsidiary of the Company, which operated malting barley plants in the United States, Australia, New Zealand, and Canada on July 31, 2008.

Hickory Point Bank and Trust Company, fsb, a wholly-owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

ADM Investor Services, Inc., a wholly-owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges.  ADM Investor Services International, Ltd., ADMIS Hong Kong Limited, and ADM Investor Services Taiwan are wholly-owned subsidiaries of the Company offering broker services in Europe and Asia.  ADM Derivatives, Inc. offers foreign exchange services to institutional and retail clients.

Agrinational Insurance Company, a wholly-owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.

Item 1.	BUSINESS (Continued)

Corporate

Compagnie Industrielle et Financiere des produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, is a joint venture which targets investments in food, feed ingredients and bioenergy businesses.

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

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the last three fiscal years:

	% of Net Sales and Other Operating Income
	2008	2007	2006

Soybeans	16%	12%	14%
Corn	14%	15%	12%
Soybean Meal	11%	12%	13%
Wheat	10%	8%	8%

Status of New Products

The Company continues to expand its business through the development of new products to meet the growing demands for food, animal feed, chemicals and energy.

The Company’s researchers continue to develop custom low-trans fats and oils for bakery and quick-service restaurants that utilize the Company’s Novalipid portfolio of low-trans fats and oils.  These products have enabled customers to comply with various municipal trans fat bans.

The Company’s cooked, dried edible bean products are finding a number of new applications due to the increased interest among our customers in improving nutrition, especially in the area of foods designed for children.

The Company’s alliance with Metabolix for production of PHA, a biodegradable plastic, is proceeding.  Semi-works production of PHA is being used for market development by Telles, a joint-venture company between the Company and Metabolix. The construction of the Company’s 50,000 metric ton per year commercial manufacturing facility is scheduled for completion in fiscal 2009.

The Company is proceeding with construction of a 100,000 metric ton per year commercial propylene/ethylene glycol facility.  These products are principally used in industrial applications such as antifreeze and coolants, the manufacture of certain plastics, and paints and coatings.

The Company has entered into a joint development agreement with ConocoPhillips that will develop renewable transportation fuels from agriculture, forestry, and crops grown specifically for energy. This development effort is focused on the production of bio-crude oil that can be used by conventional petroleum refineries to produce transportation fuels.

Item 1.	BUSINESS (Continued)

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to unpredictable factors such as weather, plantings, government  programs and policies, changes in global demand created by population growth and changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants, principally in North America, South America, and Europe, pursuant to short-term agreements (less than one year) or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant  as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns several valuable patents, trademarks, and licenses but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale, and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, cocoa beans, and other grains.  However, the physical movement of the millions of bushels of these crops through the Company’s processing facilities is reasonably constant throughout the year.

Price variations and availability of raw agricultural commodities may cause fluctuations in the Company’s working capital levels.  No material part of the Company’s business in any segment is dependent upon a single customer or very few customers.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on developing food, animal feed, chemical, and energy products from renewable agricultural crops.

The Company maintains a research laboratory in Decatur, Illinois, where product and process development activities are conducted.  Activities include the development of new bioproducts and the improvement of existing bioproducts, by utilizing new microbial strains that are developed using classical mutation and genetic engineering.  Protein and vegetable oil research is also conducted in Decatur where bakery, meat and dairy pilot plants support food ingredient research.  Vegetable oil research is also conducted in Hamburg, Germany; Erith, UK; and Arras, France.  Research in Hamburg, Germany was expanded this year to include capabilities for biodiesel and oleochemicals.  Research to support sales and development of flour and bakery products is conducted at a newly-constructed laboratory in Overland Park, Kansas.  Sales and development support for cocoa and chocolate products is performed in Milwaukee, Wisconsin, and the Netherlands.  Research and technical support for industrial and food wheat starch applications is conducted in Montreal, Canada.  The Company has consolidated its research facilities by closing the Clinton, Iowa and Decatur, Indiana research locations and relocating staff to the research center in Decatur, Illinois.

Item 1.	BUSINESS (Continued)

The Company uses technical services representatives to interact with customers to understand the customers’ product needs.  These technical service representatives then interact with researchers who are familiar with the Company’s wide range of products as well as applications technology.  These individuals form quick-acting teams to develop solutions to customer needs.

The Company has entered into a new cooperative research and development agreement with Pacific Northwest National Laboratory which is focused on hydrothermal liquefaction of biomass to biocrude oils.  This agreement is part of the effort being undertaken to support a joint development project with ConocoPhillips.

The Company has begun research related to the recently awarded funding from the Department of Energy to develop yeasts capable of fermenting 5-carbon sugars, which is a key technology for producing ethanol from lignocellulosic biomass.  The Company is partnered with Purdue University on this project.

The amounts spent during the three years ended June 30, 2008, 2007 and 2006 for such technical efforts were approximately $49 million, $45 million, and $45 million, respectively.

Environmental Compliance

During the year ended June 30, 2008, $125 million was spent for equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

Number of Employees

The number of persons employed by the Company was approximately 27,600 at June 30, 2008.

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

References to our website addressed in this report are provided as a convenience and do not constitute, or should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

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

The availability and price of the agricultural commodities and agricultural commodity products the Company produces and merchandises can be affected by weather, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in the agricultural commodities industry and, consequently, in the Company’s operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials used in the Company’s agricultural processing operations.  Reduced supplies of agricultural commodities could also limit the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect the Company’s profitability.  In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

Also, with respect to prices, to the extent production capacity is added within the agricultural processing industry, the disruption to the balance of supply and demand may result in increased raw material costs and/or downward pressure on the relevant product selling prices, thereby adversely affecting revenues and operating results.

Fluctuations in energy prices could adversely affect the Company’s operating results.

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are dependent upon diesel fuel and other petroleum products.  Significant increases in the cost of these items could adversely affect the Company’s production costs and operating results.

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products.  Therefore, the selling prices of ethanol and biodiesel can be impacted by the selling prices of gasoline and diesel fuel.  A significant decrease in the price of gasoline or diesel fuel could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel and could adversely affect the Company’s revenues and operating results.

The Company is subject to economic downturns, political instability and other risks of doing business globally which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in the United States and developed countries in  Western Europe and South America, but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia, Eastern Europe, and Africa. Both developed and emerging market areas are subject to economic downturns and emerging market areas could be subject to more volatile economic, political and market conditions. Such economic downturns and volatile conditions may have a negative impact on the Company’s ability to execute its business strategies and on its operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s operating results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, and other trade barriers.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and could negatively impact revenues and operating results.

The Company is subject to industry - specific risks which could adversely affect the Company’s operating results.

The Company is subject to risks which include, but are not limited to, product quality or contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims.  The liability which could result from these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

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

Item 1A.	RISK FACTORS (Continued)

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

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment.  The Company’s operations also rely on dependable and efficient transportation services.  A disruption in transportation services could result in supply problems at the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.

The Company’s business is capital intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital to operate its current business and fund its growth strategy.  The Company’s working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  If the Company is unable to generate sufficient cash flows or raise adequate external financing, it may restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  We engage in hedging transactions to manage these risks.  However, our hedging strategies may not be successful in mitigating our exposure to these fluctuations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	International	Total	United	International	Total
	States			States
Owned	131	97	228	176	104	280
Leased	2	2	4	19	29	48
	133	99	232	195	133	328

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns or leases over 2,200 barges, 23,700 rail cars, 800 trucks, and 2,100 trailers.

Oilseeds Processing
	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	53	56	109	15	80	95
Leased	–	–	–	–	20	20
	53	56	109	15	100	115

The Company operates twenty-three domestic and eighteen international oilseed crushing plants with a daily processing capacity of approximately 91,000 metric tons (3.4 million bushels).  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.  The international plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland, and Ukraine.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as seventeen international refineries in Bolivia, Brazil, Canada, England, Germany, India, the Netherlands, and Poland.  The Company packages oils at five domestic plants located in California, Georgia, and Illinois, as well as at seven international plants located in Bolivia, Brazil, England, Poland and Germany.  The Company operates one domestic and six international biodiesel plants located in North Dakota, Brazil, Germany, and India.  In addition, the Company operates two fertilizer blending plants in Brazil.

The Oilseeds Processing segment operates fifteen domestic country grain elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of eight million bushels, are located in Illinois, Missouri, North Carolina, and Ohio.

This segment also operates one hundred international elevators, including port facilities, in Bolivia, Brazil, Canada, Germany, the Netherlands, Paraguay, and Poland as adjuncts to its processing plants.  These facilities have a storage capacity of 125 million bushels.

The Company operates two soy protein specialty plants in Illinois and one plant in the Netherlands.  Lecithin products are produced at six domestic and four international plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands.  The Company produces soy-based foods at a plant in North Dakota and vitamin E, sterols, and isoflavones at plants in Illinois.  The Company also operates a specialty oils and fats plant in France that produces various value-added products for the pharmaceutical, cosmetic and food industries.

Item 2.	PROPERTIES (Continued)

Corn Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	13	–	13	5	–	5

The Company operates five wet corn milling plants and two dry corn milling plants with a daily grind capacity of approximately 50,000 metric tons (2.0 million bushels). The Company also operates corn germ extraction plants, sweeteners and starches production facilities, and bioproducts production facilities in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota.  The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of 13 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	29	6	35	156	18	174
Leased	2	1	3	19	7	26
	31	7	38	175	25	200

The Company operates one hundred fifty-two domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including sixty-four country elevators, eighty sub-terminal, terminal and river loading facilities, and eight grain export elevators in Florida, Louisiana, Ohio, and Texas.  Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas.  These elevators have an aggregate storage capacity of approximately 356 million bushels.  The Company has five grain export elevators in Argentina, Mexico, and Ukraine that have an aggregate storage capacity of approximately 29 million bushels.  The Company has thirteen country elevators located in the Dominican Republic, Romania, and Ukraine.  In addition, the Company has seven river elevators located in Romania and Ukraine.

The Company operates twenty-three domestic edible bean procurement facilities with an aggregate storage capacity of approximately 11 million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

The Company operates a rice mill located in California, an animal feed facility in Illinois, and an edible bean plant in North Dakota.  The Company also operates twenty-eight domestic and seven international formula feed and animal health and nutrition plants.  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Texas, Washington, and Wisconsin.  The foreign plants are located in Canada, China, Puerto Rico, and Trinidad & Tobago.

Item 2.	PROPERTIES (Continued)

Other

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	36	35	71	–	6	6
Leased	–	1	1	–	2	2
	36	36	72	–	8	8

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty international flour mills with a total daily milling capacity of approximately 27,000 metric tons (1.0 million bushels).  The Company also operates six bakery mix plants.  These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica.  The Company operates two formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada, a rice milling plant in Jamaica,  and a starch and gluten plant in Iowa and one in Canada.  The Company also operates a honey drying operation in Wisconsin.

The Company operates three domestic and nine international chocolate and cocoa bean processing plants with a total daily grind capacity of approximately 2,200 metric tons.  The domestic plants are located in Massachusetts, New Jersey, and Wisconsin, and the international plants are located in Brazil, Canada, England, Ivory Coast, the Netherlands, and Singapore.  The Company operates eight cocoa bean procurement and handling facilities/port sites in Brazil, Indonesia, Ivory Coast, and Malaysia.

Item 3.	LEGAL PROCEEDINGS

Environmental Matters

The United States Environmental Protection Agency and the Missouri Department of Natural Resources have initiated a criminal investigation of the wastewater discharge practices at one of the Company’s barge facilities in Missouri.  Since February 2008, several employees at the facility have received grand jury subpoenas relating to wastewater discharges from the facility. The Company has been cooperating with the investigation.  The Company has also undertaken an internal investigation of those discharge practices and does not believe that the filing of any criminal action would be appropriate. The Company does not yet have enough information to reasonably estimate any penalty that may be imposed if any enforcement action is brought.

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

Common Stock Market Prices and Dividends

The Company’s common stock is listed and traded on the New York Stock Exchange and the Frankfurt Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock as reported on the New York Stock Exchange and common stock cash dividends declared per share.

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2008-Quarter Ended
June 30	$48.95	$31.65	$0.130
March 31	47.18	38.11	0.130
December 31	47.33	32.43	0.115
September 30	37.02	31.28	0.115

Fiscal 2007-Quarter Ended
June 30	$39.65	$32.05	$0.115
March 31	37.84	30.20	0.115
December 31	40.00	31.20	0.100
September 30	45.05	36.44	0.100

The number of registered shareholders of the Company’s common stock at June 30, 2008, was 17,330.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2008 to April 30, 2008	1,799	$47.13	307	75,630,561

May 1, 2008 to May 31, 2008	9,061	43.99	154	75,630,407

June 1, 2008 to June 30, 2008	118	41.80	118	75,630,289

Total	10,978	$44.48	579	75,630,289

(1)  Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.  During the three-month period ended June 30, 2008, the Company received 10,399 shares as payment of the exercise price for stock option exercises.

(2)  On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index, the S&P Packaged Foods and Meats Index, and the S&P Consumer Staples Index which the Company today considers a more relevant line-of-business index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2003.  Information in the graph is presented on a June 30 fiscal year basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/03
6/04
6/05
6/06
6/07
6/08
Archer Daniels Midland Company
S&P 500
S&P Packaged Foods & Meats
S&P Consumer Staples

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2008	2007	2006	2005	2004

Net sales and other operating income	$69,816	$44,018	$36,596	$35,943	$36,151
Depreciation	721	701	657	665	686
Net earnings	1,802	2,162	1,312	1,044	495
Basic earnings per common share	2.80	3.32	2.01	1.60	0.76
Diluted earnings per common share	2.79	3.30	2.00	1.59	0.76
Cash dividends	316	281	242	209	174
Per common share	0.49	0.43	0.37	0.32	0.27

Working capital	$10,834	$7,254	$5,661	$4,344	$3,589
Current ratio	1.7	1.9	1.9	1.8	1.5
Inventories	10,160	6,060	4,677	3,907	4,592
Net property, plant, and equipment	7,125	6,010	5,293	5,184	5,255
Gross additions to property, plant, and equipment	1,789	1,404	841	647	621
Total assets	37,056	25,118	21,269	18,598	19,369
Long-term debt	7,690	4,752	4,050	3,530	3,740
Shareholders’ equity	13,490	11,253	9,807	8,435	7,698
Per common share	20.95	17.50	14.95	12.96	11.83

Weighted average shares outstanding-basic	644	651	654	654	648
Weighted average shares outstanding-diluted	646	656	656	656	650

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

•	Net earnings for 2005 include a gain of $159 million ($119 million after tax, equal to $0.18 per share) related to the sale of the Company’s interest in Tate & Lyle PLC.

•	Net earnings for 2004 include a $400 million charge ($252 million after tax, equal to $0.39 per share) related to the settlement of fructose litigation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  Beginning in fiscal 2008, the Company has reclassified certain operations within its reportable segments to reflect how the Company now manages its businesses following a realignment of the organizational structure of the Company and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker. Prior period segment information has been reclassified to conform to the new presentation.  The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other.

The Oilseeds Processing segment includes activities related to the origination and crushing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and protein meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be processed internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed protein meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia, principally Wilmar International Limited.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, barley, and edible beans, and resells or processes these commodities primarily as food and feed ingredients for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchant of agricultural commodities and processed products.

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Operating Performance Indicators

The Company’s Oilseeds Processing, Agricultural Services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales amounts.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Corn Processing operations and certain other food and animal feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials.  In these operations, agricultural commodity market price changes can result in significant fluctuations in cost of products sold, and such price changes cannot necessarily be passed directly through to the selling price of the finished products.

The Company conducts its business in many countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, and Canadian dollar, as compared to the U.S. dollar will result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.  The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit, return on fixed capital investment, return on equity, return on net assets, and cost per metric ton produced.  The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2008 Compared to 2007

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.   Strong demand for agricultural commodities and processed products has challenged the global supply chain and provided exceptional margin opportunities in 2008.  Strong global demand for protein meal and vegetable oil and strong fertilizer demand in South America positively impacted Oilseeds Processing results.  The market price of corn rose due to increased demand, resulting in higher raw material costs for Corn Processing which were only partially passed on in the form of increased selling prices for sweeteners and starches.  Average ethanol selling prices decreased due to additional supply entering the market.  Large North American crops combined with global wheat shortages created favorable conditions in agricultural merchandising and handling operations.  Increased commodity costs resulted in larger LIFO inventory valuation reserves.

Earnings before income taxes decreased due principally to gains totaling $1.0 billion before income tax on business disposals recorded in 2007 including $440 million related to the exchange of the Company’s interest in certain Asian joint ventures for shares of Wilmar International Limited (the Wilmar gain), a $357 million realized securities gain from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a gain of $153 million from the sale of the Company’s interest in Agricore United, and a $53 million gain from the sale of the Company’s Arkady food ingredient business.

Earnings before income taxes for 2008 include a charge of $569 million from the effect of changing commodity prices on LIFO inventory valuations, compared to a charge of $207 million in 2007. Earnings before income taxes for 2008 also include a $32 million charge related to abandonment and write-down of long-lived assets, a $38 million gain on sales of securities, and a $21 million gain on the disposal of long-lived assets.  Earnings before income taxes for 2007 include charges of $46 million related to the repurchase of $400 million of the Company’s outstanding debentures and $21 million related to abandonment and write-down of long-lived assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 59% to $69.8 billion.   Increased selling prices of agricultural commodities and oilseed processing products and, to a lesser extent, corn processing products and wheat flour accounted for 85% of the increase and higher sales volumes, principally of agricultural commodities, ethanol, and biodiesel, also contributed to the increase in net sales.  In addition, net sales and other operating income increased $1.83 billion, or 4%, due to currency rate fluctuations.

Net sales and other operating income by segment are as follows:

	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$14,477	$8,036	$6,441
Refining, Packaging, Biodiesel & Other	8,588	5,758	2,830
Asia	214	149	65
Total Oilseeds Processing	23,279	13,943	9,336

Corn Processing
Sweeteners & Starches	3,546	2,761	785
Bioproducts	3,591	3,064	527
Total Corn Processing	7,137	5,825	1,312

Agricultural Services
Merchandising & Handling	33,749	20,222	13,527
Transportation	219	197	22
Total Agricultural Services	33,968	20,419	13,549

Other
Wheat, Cocoa, & Malt	5,335	3,738	1,597
Financial	97	93	4
Total Other	5,432	3,831	1,601
Total	$69,816	$44,018	$25,798

Oilseeds Processing sales increased 67% to $23.3 billion due principally to increased average selling prices resulting primarily from increases in underlying commodity costs and from continuing strong demand for vegetable oil, biodiesel and protein meal.  Sales volumes of vegetable oil, protein meal and biodiesel also increased.  Corn Processing sales increased 23% to $7.1 billion.  Good demand for sweeteners and starches resulted in higher average selling prices.  Bioproducts sales increased primarily as a result of increased ethanol sales volumes partially offset by lower average ethanol selling prices.  Increased ethanol sales volumes reflect higher gasoline prices, improved gasoline blending economics and additional demand, principally from newly-opened markets in the southeastern United States.  Agricultural Services sales increased 66% to $34.0 billion primarily due to increased underlying commodity costs, and to a lesser extent, increased sales volumes.  Sales in the Other segment increased 42% to $5.4 billion primarily due to higher average selling prices of wheat flour and, to a lesser extent, higher sales volumes and higher average selling prices of cocoa products.

Cost of products sold increased 62% to $66.0 billion primarily due to higher agricultural commodity costs, and, to a lesser extent, higher sales volumes.  Manufacturing expenses increased $549 million primarily due to higher energy and transportation fuel costs, increased employee-related costs, higher storage and handling costs, increased production capacity, and the impact of foreign currency translation.  In addition, cost of products sold increased $1.75 billion, or 4%, due to currency rate fluctuations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased $224 million to $1.4 billion primarily due to higher employee-related costs and higher outside service costs, including $44 million related to an organizational realignment and reorganization of the company’s European headquarters, and increased $37 million due to the impact of currency rate fluctuations.

Other income – net decreased $911 million primarily due to gains totaling $1.0 billion on business disposals recorded in 2007 including $440 million related to the Wilmar gain, $357 million realized securities gain from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a gain of $153 million from the sale of the Company’s interest in Agricore United, and a $53 million gain from the sale of the Company’s Arkady food ingredient business.  Equity in earnings of unconsolidated affiliates increased $121 million in 2008, primarily related to improved operating results of the Company’s investments in U.S. grain export, Asian oilseeds and peanut processing ventures.  Other income - net also reflects $38 million in gains on sales of securities in 2008, $21 million in gains on disposals of long-lived assets in 2008, an increase from 2007 to 2008 of $11 million in charges related to abandonment and write-down of long-lived assets, and a charge of $46 million related to the repurchase of $400 million of the Company’s outstanding debentures in 2007.

Operating profit by segment is as follows:
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$727	$414	$313
Refining, Packaging, Biodiesel & Other	181	202	(21)
Asia	132	523	(391)
Total Oilseeds Processing	1,040	1,139	(99)

Corn Processing
Sweeteners & Starches	529	509	20
Bioproducts	432	596	(164)
Total Corn Processing	961	1,105	(144)

Agricultural Services
Merchandising & Handling	873	382	491
Transportation	144	156	(12)
Total Agricultural Services	1,017	538	479

Other
Wheat, Cocoa, & Malt	217	209	8
Financial	206	170	36
Total Other	423	379	44
Total Segment Operating Profit	3,441	3,161	280
Corporate	(817)	(7)	(810)
Earnings Before Income Taxes	$2,624	$3,154	$(530)

Oilseeds Processing operating profit decreased 9% to $1.0 billion. Excluding the $440 million Wilmar gain reflected in Asia results in 2007, Oilseeds Processing operating profit increased 49%, primarily due to strong global demand for protein meal, vegetable oil, and fertilizer.  Crushing and Origination operating profits increased 76% to $727 million due principally to improved crushing margins in North and South America and improved fertilizer results in South America.  Refining, Packaging, Biodiesel and Other operating profits decreased 10% to $181 million due principally to decreased biodiesel margins in Europe and asset impairment charges of $28 million in 2008, partially offset by improved global refining margins.  2007 operating profit for Refining, Packaging, Biodiesel and Other includes a $14 million gain on a business disposal.  Excluding the Wilmar gain, Asia operating profits increased 59% to $132 million, principally reflecting the Company’s share of improved operating profits of Wilmar International Limited.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits decreased 13% to $961 million, primarily due to higher net corn costs.  Sweeteners and Starches operating profits of $529 were relatively unchanged as higher average selling prices were offset by higher net corn costs and increased manufacturing costs.  Manufacturing cost increases reflect higher energy costs, higher repair and maintenance expenses, and higher costs for chemicals used in the manufacturing process.   Bioproducts operating profits decreased 28% to $432 million primarily due to higher net corn costs, higher manufacturing expenses, and decreased average ethanol selling prices, partially offset by higher sales volumes for ethanol and, to a lesser extent, higher average lysine selling prices and higher lysine sales volumes.

Agricultural Services operating profits increased 89% to $1.0 billion. 2007 operating profits in Merchandising and Handling include a $153 million gain on the sale of the Company’s interest in Agricore United.  Excluding this gain, Merchandising and Handling operating profits increased 281% to $873 million.  This increase was primarily due to enhanced merchandising and handling margins caused by volatile global grain and freight markets, favorable risk management results, and to a lesser extent, increased sales volumes. Transportation operating profits decreased 8% to $144 million primarily due to increased fuel costs.

Other operating profits increased 12% to $423 million.  Wheat, Cocoa and Malt operating profits increased 4% to $217 million. 2007 operating profits for Wheat included a gain of $39 million from the sale of the Company’s Arkady food ingredient business.  Excluding the Arkady gain, Wheat, Cocoa and Malt operating profits improved 28%, primarily due to improved wheat and malt margins reflecting increased demand, partially offset by decreased cocoa processing margins reflecting higher raw material and operating costs and competitive pressures experienced in the North American chocolate market.  Financial operating profits improved 21% to $206 million primarily due to improvements in the Company’s futures commission merchant business.

Corporate expense increased $810 million to $817 million, primarily due to a $362 million increase in the charge  related to the effects of changing commodity prices on LIFO inventory valuations, a $371 million decrease in realized securities gains primarily reflecting the $357 million gain recorded in 2007 from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a $51 million increase in corporate expenses due principally to reorganization and realignment costs, partially offset by a charge of $46 million recorded in 2007 related to the repurchase of $400 million of the Company’s outstanding debentures.

Income taxes decreased primarily due to lower pretax earnings.  The Company’s effective tax rate during 2008 of 31.3% was comparable to the 2007 rate of 31.5%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 Compared to 2006

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Strong biodiesel demand in Europe continued to create increased vegetable oil demand and positively impacted rapeseed crushing margins in Europe.  Abundant oilseed supplies, improved vegetable oil values, and strong protein meal demand have positively impacted oilseed crushing margins in North America.  Increased ethanol contracted selling prices, continuing strong ethanol demand, and solid demand for sweetener and starch products improved corn processing results.  These increases in corn processing results were partially offset by higher net corn costs.  Global grain merchandising opportunities resulting from regional production imbalances also improved operating results.  North American river transportation operations were favorably impacted by strong demand for river transportation services which increased barge freight rates.  Increasing commodity price levels resulted in larger LIFO inventory valuation reserves.

Net earnings increased due principally to improved operating results in all of the Company’s operating segments.  Earnings before income taxes for 2007 include a gain of $440 million related to the exchange of the Company’s interests in certain Asian joint ventures for shares of Wilmar International Limited (the Wilmar Gain), a $357 million realized securities gain from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a gain of $153 million from the sale of the Company’s interest in Agricore United and a $53 million gain from the sale of the Company’s Arkady food ingredient business.  Earnings before income taxes for 2007 also include charges of $207 million from the effect of changing commodity prices on LIFO inventory valuations, $46 million related to the repurchase of $400 million of the Company’s outstanding debentures, and $21 million related to abandonment and write-down of long-lived assets.  Net earnings for 2006 include a $36 million reduction in income tax expense related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  Earnings before income taxes for 2006 include charges of $15 million resulting from the Company’s adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), $71 million related to abandonment and write-down of long-lived assets, $9 million representing the Company’s share of a charge for abandonment and write-down of long-lived assets reported by an unconsolidated affiliate of the Company, and $22 million associated with the closure of a citric acid plant and exiting the European animal feed business.  Earnings before income taxes for 2006 also include credits of $12 million from the effect of changing commodity prices on LIFO inventory valuations, $17 million from the sale of long-lived assets, $46 million related to Brazilian transactional tax credits, and $40 million related to realized securities gains.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment are as follows:
	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$8,036	$7,048	$988
Refining, Packaging, Biodiesel & Other	5,758	4,726	1,032
Asia	149	119	30
Total Oilseeds Processing	13,943	11,893	2,050

Corn Processing
Sweeteners & Starches	2,761	2,529	232
Bioproducts	3,064	2,727	337
Total Corn Processing	5,825	5,256	569

Agricultural Services
Merchandising & Handling	20,222	15,954	4,268
Transportation	197	201	(4)
Total Agricultural Services	20,419	16,155	4,264

Other
Wheat, Cocoa, & Malt	3,738	3,217	521
Financial	93	75	18
Total Other	3,831	3,292	539
Total	$44,018	$36,596	$7,422

Oilseeds Processing sales increased 17% to $13.9 billion due principally to increased average selling prices of vegetable oil and increased sales volumes of vegetable oil and biodiesel.  Vegetable oil selling prices and volumes improved as the markets anticipated new demand from the developing United States biodiesel industry.  Biodiesel sales volumes increased due to additional production capacity.  Corn Processing sales increased 11% to $5.8 billion due principally to increased sales of Bioproducts and, to a lesser extent, increased sales of Sweeteners and Starches.  Bioproducts sales increased primarily due to higher average selling prices of ethanol, partially offset by lower sales volumes.  Ethanol average selling prices increased primarily due to higher gasoline prices.  Ethanol sales volumes decreased as 2006 sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol.  Sweeteners and Starches sales increased primarily due to higher average selling prices resulting from good demand for sweetener and starch products.  Agricultural Services sales increased 26% to $20.4 billion due principally to increased agricultural commodity prices and increased sales volumes.  The increase in commodity prices was primarily due to higher average market prices of corn in North America which had increased 60% from the prior year.  Increased sales volumes of global grain merchandising activities also contributed to the increase in Agricultural Services sales.  Other sales increased 16% to $3.8 billion primarily due to higher average selling prices of wheat flour products and, to a lesser extent, increased sales volumes and higher average selling prices of cocoa products.

Cost of products sold increased 21% to $40.8 billion primarily due to higher average costs of agricultural commodities and increased sales volumes.  Manufacturing costs for 2007 and 2006 include a $21 million and $62 million charge, respectively, for abandonment and write-down of long-lived assets.  In addition, cost of products sold increased $874 million, or 3%, due to currency exchange rate fluctuations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses of $1.2 billion were comparable to 2006 and included $25 million of currency exchange rate increases.  Excluding the impact of currency exchange rate increases, selling, general and administrative expenses decreased $23 million due principally to 2006 selling, general and administrative expenses including $20 million of severance costs associated with the closure of a citric acid plant.  During 2007 and 2006, the Company issued option grants and restricted stock awards to officers and key employees pursuant to the Company’s Long-term Management Incentive Program.  Certain officers and key employees of the Company receiving option grants and restricted stock awards were eligible for retirement.  Compensation expense related to option grants and restricted stock awards issued to these retirement-eligible employees is recognized in earnings on the date of grant.  Selling, general, and administrative expense for 2007 and 2006 includes compensation expense related to option grants and restricted stock awards granted to retirement-eligible employees of $30 million and $31 million, respectively.

Other income - net increased $1.0 billion primarily due to the $440 million Wilmar Gain, a $357 million gain on the sale of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a $153 million gain on the sale of the Company’s interest in Agricore United, and a $53 million gain on the sale of the Company’s Arkady food ingredient business.  Other income - net also includes a $46 million charge related to the repurchase of $400 million of the Company’s outstanding debentures in 2007.  Excluding these items, other income - net increased $73 million primarily due to a $120 million increase in equity in earnings of unconsolidated affiliates, and a $53 million increase in investment income, partially offset by a $69 million increase in interest expense and a $27 million reduction in gains on sales of long-lived assets.  The increase in equity in earnings of unconsolidated affiliates was primarily due to higher valuations of the Company’s private equity fund investments and improved operating results of the Company’s Asian oilseed ventures.  Interest expense and investment income increased primarily due to increased average borrowing and investment levels.

Operating profit by segment is as follows:

	2007	2006	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$414	$376	$38
Refining, Packaging, Biodiesel & Other	202	140	62
Asia	523	53	470
Total Oilseeds Processing	1,139	569	570

Corn Processing
Sweeteners & Starches	509	458	51
Bioproducts	596	443	153
Total Corn Processing	1,105	901	204

Agricultural Services
Merchandising & Handling	382	94	288
Transportation	156	143	13
Total Agricultural Services	538	237	301

Other
Wheat, Cocoa, & Malt	209	228	(19)
Financial	170	126	44
Total Other	379	354	25
Total Segment Operating Profit	3,161	2,061	1,100
Corporate	(7)	(206)	199
Earnings Before Income Taxes	$3,154	$1,855	$1,299

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profits increased $570 million to $1.1 billion due principally to the $440 million Wilmar Gain and improved market conditions in all geographic regions.  North American processing results improved due principally to abundant oilseed supplies in the United States and good demand for vegetable oil and soybean meal.  Vegetable oil values improved as the markets anticipated new demand from the developing United States biodiesel industry.  North American processing results were also favorably impacted by lower plant operating costs resulting from improved capacity utilization.  Asian joint venture results improved due to improved palm processing operating results partially offset by decreased soy crushing operating results.  European processing results improved due principally to abundant oilseed supplies in Europe and strong demand for vegetable oil.  The strong demand for vegetable oil is the result of strong biodiesel demand.  These increases were partially offset by decreased biodiesel operating profits resulting from higher vegetable oil prices, increased market production capacity, and lower diesel fuel prices.  South American processing results declined due principally to the $27 million credit for Brazilian transactional taxes in 2006.  Excluding the impact of the credit for Brazilian transactional taxes, South American processing results improved due principally to increased fertilizer margins.  The improvement in fertilizer margins was primarily due to higher average sales prices due to improved fertilizer demand combined with stable raw material costs.  Operating profits for 2007 include a $6 million charge for abandonment and write-down of long-lived assets.  Operating profits for 2006 include a $14 million charge for abandonment and write-down of long-lived assets and a $6 million charge related to the adoption of FIN 47.

Corn Processing operating profits increased $204 million to $1.1 billion due principally to higher average selling prices and lower energy costs, partially offset by lower ethanol sales volumes and higher net corn costs.  Net corn costs increased approximately 60% during 2007 due to significant anticipated demand increases for corn resulting primarily from increasing corn-derived ethanol industry capacity.  Agricultural commodity market concerns regarding the expected decline in the ending 2006 corn crop carryover  also contributed to the increase in corn costs.  Sweeteners and Starches operating profits increased $51 million primarily due to higher average sales prices and lower energy costs.  Sales prices increased due principally to good demand for sweetener and starch products.  These increases were partially offset by increased net corn costs.  Sweeteners and Starches operating profits for 2006 include a $5 million charge related to the adoption of FIN 47.  Bioproducts operating profits increased $153 million primarily due to higher ethanol average selling prices and lower energy costs, partially offset by increased net corn costs and lower ethanol sales volumes.  Ethanol average sales prices increased due principally to strong demand from gasoline refiners and higher gasoline prices.  Ethanol sales volumes decreased as 2006 sales volumes exceeded production due to the release of inventories built up in anticipation of refiners replacing MTBE with ethanol.  Bioproducts operating results for 2007 include a $1 million charge for abandonment and write-down of long-lived assets.  Bioproducts operating results for 2006 include a $6 million charge for abandonment and write-down of long-lived assets, a $2 million charge related to the adoption of FIN 47, and $6 million of costs related to the closure of a citric acid plant.

Agricultural Services operating profits increased $301 million to $538 million due principally to a $153 million gain from the sale of the Company’s interest in Agricore United, a Canadian business which specialized in crop input, crop protection services, and grain marketing and merchandising.  Excluding the Agricore United gain, Agricultural Services operating profits increased $148 million to $385 million due principally to improved global grain merchandising operating results and, to a lesser extent, improved transportation and North American origination operating results.  Global grain merchandising results improved as regional production imbalances allowed the Company to capitalize on merchandising opportunities.  North American river transportation operating results increased primarily due to increased barge freight rates created by strong demand for barge capacity.  North American origination operating results improved due to good export demand for agricultural commodities and higher ocean freight rates.  Agricultural Services operating profits for 2007 include a $12 million trade disruption insurance recovery related to Hurricane Katrina.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profits increased $25 million to $379 million.  Wheat, Cocoa, and Malt operating profits decreased $19 million.  Wheat operating profits include a $39 million gain on the sale of the Company’s Arkady food ingredient business in 2007 and a $17 million gain from the sale of long-lived assets in 2006.  Excluding the effect of these one-time gains, Wheat, Cocoa, and Malt operating profits declined $41 million primarily due to cocoa operating results declining from prior year levels and to a lesser extent, weaker equity earnings from our investment in Gruma S.A. partially offset by improved operating results of the Company’s wheat flour processing operations.  Cocoa processing operating results declined primarily due to increased industry production capacity which caused downward pressure on cocoa processing margins.  Financial operating profits increased $44 million due principally to increased valuations of the Company’s private equity fund investments and higher operating results of the Company’s futures commission merchant business, partially offset by lower operating results of the Company’s captive insurance operations.  The results of the Company’s captive insurance operations for 2007 include a $12 million charge related to a Hurricane Katrina trade disruption insurance settlement.

Corporate expense decreased $199 million to $7 million due principally to a $345 million increase in realized securities gains principally resulting from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc. and a $103 million reduction in unallocated interest expense due principally to higher levels of invested funds and higher interest rates.  These decreases were partially offset by a $207 million charge, compared to a $12 million credit in the prior year, related to the effect of changing commodity prices on LIFO inventory valuations and a $46 million charge related to the repurchase of $400 million of the Company’s outstanding debentures.

Income taxes increased due principally to higher pretax earnings and the absence of a $36 million income tax credit in 2006 related to the recognition of federal and state income tax credits and adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision.  The Company’s effective tax rate during 2007 was 31.5% and, after excluding the effect of the 2006 $36 million tax credit, was 31.2% for the prior year.  The increase in the Company’s effective tax rate was primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At June 30, 2008, the Company had $1.3 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is  $7.8 billion of readily marketable commodity inventories.  Cash used in operating activities totaled $3.2 billion for the year compared to $303 million cash generated from operations last year.  This change was primarily due to an increase in working capital requirements principally related to increased market prices and, to a lesser extent, increased quantities of agricultural commodity inventories, principally readily marketable commodity inventories, and increased receivables.  Cash used in investing activities increased $1.5 billion for the year to $1.9 billion primarily due to increased capital expenditures and decreased proceeds from sales of businesses including the sale of the Company’s equity interests in Tyson Foods, Inc., Overseas Shipholding Group, Inc. and Agricore United in 2007.  Cash generated by financing activities was $5.2 billion compared to cash used in financing activities of $398 million last year.  Net long-term borrowings increased primarily as a result of the issuance in 2008 of approximately $3.1 billion of additional long-term debt, including $500 million of debentures issued in December 2007, $700 million of notes issued in March 2008, and $1.75 billion of debentures in June 2008, compared to $1.15 billion of convertible senior notes issued in February 2007, partially offset by $480 million of reduced debt payments principally related to the Company’s retirement of $400 million of debentures in 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital resources were strengthened in 2008 as shown by the increase in the Company’s net worth from $11.3 billion to $13.5 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 36% at June 30, 2008, and 30% at June 30, 2007.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  The Company currently has $7.4 billion of commercial paper and commercial bank lines available to meet seasonal cash requirements of which $5.2 billion are committed and $2.2 billion are uncommitted.  At June 30, 2008, the Company had $3.1 billion of short-term debt outstanding.  Standard & Poor’s, Moody’s, and Fitch rate the Company’s commercial paper as A-1, P-1, and F1, respectively, and rate the Company’s long-term debt as A, A2, and A, respectively.  In addition to the cash flow generated from operations, the Company has access to equity and debt capital through numerous alternatives from public and private sources in domestic and international markets.

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of June 30, 2008, none of the conditions permitting conversion of the notes had been satisfied.  As of June 30, 2008, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

In June 2008, the Company issued $1.75 billion of debentures as a component of Equity Units.  The Equity Units are a combination of (a) debt and (b) forward contracts for the holder to purchase the Company’s common stock.  The purchase contracts obligate the holder to purchase from the Company, no later than June 1, 2011, for a price of $50 in cash, a certain number of shares, ranging from 1.0453 shares to 1.2544 shares, of the Company’s common stock, based on a formula established in the contract.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period

Contractual	Note		Less than	1 - 3	3 – 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$24,230	$22,813	$1,200	$174	$43
Energy		952	502	302	80	68
Other		148	58	60	18	12
Total purchases		25,330	23,373	1,562	272	123

Short-term debt	Note 7	3,123	3,123	–	–	–
Long-term debt	Note 7	7,993	232	358	380	7,023
Estimated interest payments		9,639	511	808	758	7,562
Operating leases	Note 12	1,364	403	402	239	320
Estimated pension and other postretirement plan contributions	Note 13	1,217	90	204	229	694
Total		$48,666	$27,732	$3,334	$1,878	$15,722

At June 30, 2008, the Company estimates it will spend approximately $2.5 billion over the next five years to complete currently approved capital projects and acquisitions which is not included in the table above.  The Company is a limited partner in various private equity funds which invest primarily in emerging markets.  At June 30, 2008, the Company’s carrying value of these limited partnership investments was $129 million.  The Company has future capital commitments related to these partnerships of $137 million and expects the majority of these additional capital commitments, if called for, to be funded by cash flows generated by the partnerships.  The Company also has outstanding letters of credit and surety bonds of $500 million at June 30, 2008.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2008, these contingent obligations totaled approximately $135 million.  Amounts outstanding for the primary entity under these contingent obligations were $62 million at June 30, 2008.

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

Inventories and Derivatives

Certain of the Company’s merchandisable agricultural commodity inventories, forward fixed-price purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter options contracts are valued at estimated market values.  These merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates market value based on exchange-quoted prices, adjusted for differences in local markets.  Changes in the market values of these inventories and contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded in the statement of earnings as a component of cost of products sold.

Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits.  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.

Income Taxes

The Company frequently faces challenges from domestic and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  Realization of certain deferred tax assets reflects the Company’s tax planning strategies.  Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not probable.  Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to these tax exposures are appropriately accrued.  To the extent the Company were to favorably resolve matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.

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

Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by unpredictable factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These aforementioned unpredictable factors, therefore, may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and profitability of the Company’s asset base in terms of geographic location, size, and age of its factories.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective. Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually.  Assets are written down after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.

Valuation of Marketable Securities and Investments in Affiliates

The Company classifies the majority of its marketable securities as available-for-sale and carries these securities at fair value.  Investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  For publicly traded securities, the fair value of the Company’s investments is readily available based on quoted market prices.  For non-publicly traded securities, management’s assessment of fair value is based on valuation methodologies including discounted cash flows and estimates of sales proceeds.  In the event of a decline in fair value of an investment below carrying value, management may be required to determine if the decline in fair value is other than temporary.  In evaluating the nature of a decline in the fair value of an investment, management considers the market conditions, trends of earnings, discounted cash flows, trading volumes, and other key measures of the investment as well as the Company’s ability and intent to hold the investment.  When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in the current period operating results to the extent of the decline. See Notes 3 and 5 to the Company’s consolidated financial statements for information regarding the Company’s marketable securities and investments in affiliates. If management used different estimates and assumptions in its evaluation of these marketable securities, then the Company could recognize different amounts of expense over future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and exchange-traded and over-the-counter options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and exchange-traded and over-the-counter options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets. In addition, the Company from time-to-time enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its daily net commodity position. The Company’s daily net commodity position consists of merchandisable agricultural commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  Actual results may differ.

	2008		2007
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,260	$126	$703	$70
Lowest position	(915)	(92)	(565)	(57)
Average position	251	25	180	18

The change in fair value of the average position for 2008 compared to 2007 was principally a result of increases in commodity prices and, to a lesser extent, quantities underlying the daily net commodity position.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

In order to reduce the risk of foreign currency exchange rate fluctuations, except for amounts permanently invested as described below, the Company follows a policy of entering into currency exchange forward contracts to mitigate its foreign currency risk related to transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used are forward contracts, swaps with banks, and exchange-traded futures contracts.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $7.0 billion at June 30, 2008, and $5.4 billion at June 30, 2007.  This increase is due to an increase in retained earnings of the foreign subsidiaries and affiliates and appreciation of foreign currencies versus the U.S. dollar.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $695 million and $543 million for 2008 and 2007, respectively.  Actual results may differ.

Interest

The fair value of the Company’s long-term debt is estimated using quoted market prices, where available, and discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value. Market risk is estimated as the potential increase in fair value resulting from a hypothetical .5% decrease in interest rates.  Actual results may differ.

	2008	2007
	(In millions)
Fair value of long-term debt	$7,789	$4,862
Excess of fair value over carrying value	99	110
Market risk	308	232

The increase in fair value of long-term debt in 2008 resulted principally from the Company’s issuance of approximately $3.1 billion in long-term debt in 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer Daniels Midland Company

Consolidated Statements of Earnings
	Year Ended June 30
	2008	2007	2006
	(In millions, except per share amounts)

Net sales and other operating income	$69,816	$44,018	$36,596
Cost of products sold	65,974	40,781	33,630
Gross Profit	3,842	3,237	2,966

Selling, general and administrative expenses	1,419	1,195	1,193
Other income - net	(201)	(1,112)	(82)
Earnings Before Income Taxes	2,624	3,154	1,855

Income taxes	822	992	543

Net Earnings	$1,802	$2,162	$1,312

Average number of shares outstanding – basic	644	651	654

Average number of shares outstanding – diluted	646	656	656

Basic earnings per common share	$2.80	$3.32	$2.01

Diluted earnings per common share	$2.79	$3.30	$2.00

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Balance Sheets

	June 30
	2008	2007
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$810	$663
Short-term marketable securities	455	212
Segregated cash and investments	2,035	1,424
Receivables	11,483	6,404
Inventories	10,160	6,060
Other assets	512	359
Total Current Assets	25,455	15,122

Investments and Other Assets
Investments in and advances to affiliates	2,773	2,498
Long-term marketable securities	590	657
Goodwill	506	317
Other assets	607	514
Total Investments and Other Assets	4,476	3,986

Property, Plant, and Equipment
Land	238	227
Buildings	3,207	3,002
Machinery and equipment	12,410	11,822
Construction in progress	1,924	884
	17,779	15,935
Accumulated depreciation	(10,654)	(9,925)
Net Property, Plant, and Equipment	7,125	6,010
Total Assets	$37,056	$25,118

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$3,123	$468
Accounts payable	6,544	4,919
Accrued expenses	4,722	2,416
Current maturities of long-term debt	232	65
Total Current Liabilities	14,621	7,868

Long-Term Liabilities
Long-term debt	7,690	4,752
Deferred income taxes	473	532
Other	782	713
Total Long-Term Liabilities	8,945	5,997

Shareholders’ Equity
Common stock	5,039	5,090
Reinvested earnings	7,494	5,982
Accumulated other comprehensive income	957	181
Total Shareholders’ Equity	13,490	11,253
Total Liabilities and Shareholders’ Equity	$37,056	$25,118

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2008	2007	2006
	(In millions)
Operating Activities
Net earnings	$1,802	$2,162	$1,312
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	721	701	657
Asset abandonments and impairments	32	21	71
Deferred income taxes	(128)	109	(106)
Gain on sales of marketable securities	(38)	(393)	(40)
Gain on exchange of unconsolidated affiliates	(8)	(440)	–
Gain on sale of businesses	(8)	(209)	–
Equity in earnings of affiliates, net of dividends	(283)	(193)	(69)
Stock contributed to employee benefit plans	29	27	25
Pension and postretirement accruals (contributions), net	36	61	(164)
Other – net	249	99	91
Changes in operating assets and liabilities
Segregated cash and investments	(614)	(191)	(240)
Receivables	(1,975)	(953)	(177)
Inventories	(4,580)	(1,215)	(601)
Other assets	(174)	(66)	(28)
Accounts payable and accrued expenses	1,735	783	645
Total Operating Activities	(3,204)	303	1,376

Investing Activities
Purchases of property, plant, and equipment	(1,779)	(1,198)	(762)
Proceeds from sales of property, plant, and equipment	52	45	54
Proceeds from sale of businesses	11	385	–
Net assets of businesses acquired	(13)	(103)	(182)
Investments in and advances to affiliates	(32)	(53)	(126)
Distributions from affiliates, excluding dividends	54	97	58
Purchases of marketable securities	(1,405)	(892)	(685)
Proceeds from sales of marketable securities	1,222	1,367	581
Other – net	(5)	(3)	(7)
Total Investing Activities	(1,895)	(355)	(1,069)

Financing Activities
Long-term debt borrowings	3,095	1,166	644
Long-term debt payments	(69)	(549)	(266)
Net borrowings (payments) under line of credit agreements	2,574	(110)	105
Purchases of treasury stock	(61)	(533)	(2)
Sale of stock warrants related to convertible note issuance	–	170	–
Purchase of call options related to convertible note issuance	–	(299)	–
Cash dividends	(316)	(281)	(242)
Other – net	23	38	45
Total Financing Activities	5,246	(398)	284

Increase (decrease) in cash and cash equivalents	147	(450)	591
Cash and cash equivalents – beginning of year	663	1,113	522
Cash and cash equivalents – end of year	$810	$663	$1,113

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Reinvested	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
	(In millions)

Balance June 30, 2005	651	$5,386	$3,012	$37	$8,435

Comprehensive income
Net earnings			1,312
Other comprehensive income				177
Total comprehensive income					1,489
Cash dividends paid-$.37 per share			(242)		(242)
Treasury stock purchases	–	(2)			(2)
Other	5	127			127
Balance June 30, 2006	656	5,511	4,082	214	9,807

Comprehensive income
Net earnings			2,162
Other comprehensive income				172
Total comprehensive income					2,334
SFAS No. 158 transition adjustment, net of tax				(205)	(205)
Cash dividends paid-$.43 per share			(281)		(281)
Treasury stock purchases	(15)	(533)			(533)
Purchase of call options, net of tax		(186)			(186)
Sale of stock warrants		170			170
Other	2	128	19		147
Balance June 30, 2007	643	5,090	5,982	181	11,253

Comprehensive income
Net earnings			1,802
Other comprehensive income				776
Total comprehensive income					2,578
Cash dividends paid-$.49 per share			(316)		(316)
Treasury stock purchases	(2)	(61)			(61)
Forward contract component of Equity Units		(110)			(110)
Other	3	120	26		146
Balance June 30, 2008	644	$5,039	$7,494	$957	$13,490

See notes to consolidated financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2008, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Certain majority-owned subsidiaries whose fiscal periods differ from the Company’s are consolidated using the most recent available financial statements which in each case are within 93 days of the Company’s year end and are consistent from period to period

The Company evaluates and consolidates where appropriate its less than majority-owned investments pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46).  A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with proportionate voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both.

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

Receivables

The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts, $89 million and $69 million at June 30, 2008 and 2007, respectively, to reflect any loss anticipated on the trade accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company controls its exposure to credit risk through credit approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s trade receivables.  Trade accounts receivable due from unconsolidated affiliates as of June 30, 2008 and 2007 was $199 million and $260 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, except for certain designated securities which are classified as trading securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.  Unrealized gains and losses related to trading securities are included in income on a current basis.  The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings.  The Company considers marketable securities maturing in less than one year as short-term.  All other marketable securities are classified as long-term.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.

Asset Abandonments and Write-Downs

The Company recorded a $32 million, a $21 million, and a $71 million charge in cost of products sold during 2008, 2007, and 2006, respectively, principally related to the abandonment and write-down of certain long-lived assets.  The majority of these assets were idle or related to underperforming product lines, and the decision to abandon or write-down was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.  Net sales to unconsolidated affiliates during 2008, 2007, and 2006 were $6.8 billion, $3.7 billion, and $3.1 billion, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123 (R)), using the modified prospective transition method.  Under the modified prospective transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model which requires the input of highly subjective assumptions.  Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award.

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred were $49 million, $45 million, and $45 million for the years ended June 30, 2008, 2007, and 2006, respectively.

Per Share Data

Basic earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of common shares outstanding is increased by common stock options outstanding with exercise prices lower than the average market prices of common shares.  During 2008, 2007, and 2006, diluted average shares outstanding included incremental shares related to outstanding common stock options of 2 million, 5 million, and 2 million, respectively.

New Accounting Standards

During July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of SFAS No. 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  The Company adopted FIN 48 on July 1, 2007, and the adoption did not have a material effect on the Company’s financial statements.  See Note 11 for further information.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles.  The Company will adopt SFAS 157 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective as of July 1, 2008.  The Company has not completed its evaluation of the impact of adopting SFAS 157 on the Company’s financial statements.  The adoption of SFAS 157 may require modification of the Company’s fair value measurements and will require expanded disclosures in the notes to the Company’s consolidated financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will adopt SFAS 159 on July 1, 2008 and does not believe such adoption will have a significant impact on the Company’s financial statements, because the Company does not expect to make any additional fair value measurement elections.

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) replaces SFAS 141, Business Combinations.  SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009.  The Company has not yet assessed the impact of the adoption of these standards on its financial statements.

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of earnings.  The Company will be required to adopt SFAS 161 on January 1, 2009.  The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

During May, 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under the FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on July 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not yet assessed the impact of the adoption of this standard on its financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

During June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing Earnings per Share (EPS) under the two-class method. The FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The Company will be required to adopt FSP EITF 03-6-1 on July 1, 2009 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Note 2.	Acquisitions

The Company’s 2008, 2007, and 2006 acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations.  Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.

2008 Acquisitions

During 2008, the Company acquired six businesses for a total cost of $15 million, satisfied by $2 million in Company stock and $13 million in cash, and recorded a preliminary allocation to the purchase price related to these acquisitions.  The purchase price allocation resulted in no goodwill.  The purchase price of $15 million was allocated to current assets, property, plant and equipment, and liabilities for $18 million, $10 million, and $13 million, respectively.

2007 Acquisitions

During 2007, the Company acquired seven businesses for a total cost of $103 million.  One of the acquisitions resulted in obtaining the remaining outstanding shares of an unconsolidated affiliate where the Company held a 50% interest.

The Company recorded goodwill of $5 million related to these acquisitions.  The cash purchase price of $103 million plus the $100 million carrying value of the previously unconsolidated affiliate was allocated to current assets, property, plant, and equipment, current liabilities, and debt for $82 million, $206 million, $33 million, and $52 million, respectively.

2006 Acquisitions

During 2006, the Company acquired twelve businesses for a total cost of $182 million.  The Company recorded no goodwill related to these acquisitions.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2008
United States government obligations
Maturity less than 1 year	$483	$1	$(1)	$483
Maturity 1 to 5 years	33	–	(1)	32
Government–sponsored mortgage-backed securities
Maturity less than 1 year	77	2	–	79
Maturity 1 to 5 years	69	–	(1)	68
Maturity greater than 10 years	198	1	(3)	196
Corporate debt securities
Maturity less than 1 year	6	–	–	6
Maturity 1 to 5 years	49	–	–	49
Maturity greater than 10 years	13	–	–	13
Other debt securities
Maturity less than 1 year	355	–	(1)	354
Maturity 5 to 10 years	7	–	–	7
Maturity greater than 10 years	1	–	–	1
Equity securities
Available-for-sale	88	52	(18)	122
Trading	23	–	–	23
	$1,402	$56	$(25)	$1,433

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2007
United States government obligations
Maturity less than 1 year	$243	$1	$(1)	$243
Maturity 1 to 5 years	43	–	(1)	42
Government–sponsored mortgage-backed securities
Maturity less than 1 year	104	–	–	104
Maturity 1 to 5 years	146	–	(1)	145
Maturity greater than 10 years	179	–	(6)	173
Corporate debt securities
Maturity 1 to 5 years	49	–	(1)	48
Maturity greater than 10 years	14	–	–	14
Other debt securities
Maturity less than 1 year	358	–	–	358
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	1	–	–	1
Equity securities
Available-for-sale	120	99	(17)	202
Trading	25	–	–	25
	$1,288	$100	$(27)	$1,361

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Marketable Securities and Cash Equivalents (Continued)

Of the $25 million in unrealized losses at June 30, 2008, $5 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $292 million and $148 million, respectively.  The market value of United States government obligations, government-sponsored mortgage-backed securities, and other debt securities with unrealized losses as of June 30, 2008, is $383 million.  The $7 million of unrealized losses associated with United States government obligations, government-sponsored mortgage-backed securities, and other debt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows to be received upon maturity of these investments or the credit quality of the issuer.  The market value of available-for-sale equity securities with unrealized losses as of June 30, 2008, is $57 million.  The $18 million of unrealized losses associated with these available-for-sale equity securities are principally related to long-term strategic investments.  The Company has the intent and ability to hold its debt and equity securities for a period of time sufficient to recover all unrealized losses.  The Company has not recognized any other-than-temporary impairments for its debt and equity securities.

Note 4.	Inventories and Derivatives

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and exchange-traded and over-the-counter options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and exchange-traded and over-the-counter options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Exchange-traded futures and exchange-traded and over-the-counter options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities, none of which are designated as fair value hedges, are valued at market price.  Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and exchange-traded and over-the-counter options contracts are recognized in earnings immediately, resulting in cost of goods sold approximating first-in, first-out (FIFO) cost.  Unrealized gains on forward cash purchase contracts, forward cash sales contracts, and exchange-traded futures and exchange-traded and over-the-counter options contracts represent the fair value of such instruments and are classified on the Company’s balance sheet as receivables.  Unrealized losses on forward cash purchase contracts, forward cash sales contracts, and exchange-traded futures and exchange-traded and over-the-counter options contracts represent the fair value of such instruments and are classified on the Company’s balance sheet as accounts payable.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories and Derivatives (Continued)

The Company also values certain inventories using the lower of cost, determined by either the LIFO or FIFO method, or market.  During 2008, reductions in certain LIFO inventory quantities resulted in liquidations of a previously established LIFO cost layer, thereby decreasing the impact of the LIFO valuation reserve adjustment on earnings by $112 million after income tax.

	2008	2007
	(In millions)
LIFO inventories
FIFO value	$1,215	$786
LIFO valuation reserve	(784)	(215)
LIFO inventories carrying value	431	571
FIFO inventories	2,343	1,688
Market inventories	7,386	3,801
	$10,160	$6,060

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month.  The Company also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  In addition, certain of the Company’s ethanol sales contracts are indexed to gasoline prices.  The Company uses futures and options to fix the sales price of anticipated volumes of these ethanol sales in future months.  These derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amounts representing the ineffectiveness of these cash flow hedges are immaterial.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold in the statement of earnings when the hedged item is recognized.  As of June 30, 2008, the Company has recorded $81 million of after-tax gains in accumulated other comprehensive income related to gains and losses from cash flow hedge transactions.  The Company expects to recognize these after-tax gains in the statement of earnings principally during fiscal year 2009.

At June 30, 2008, accumulated other comprehensive income included $5 million of after-tax gains related to treasury-lock agreements.  These treasury-lock agreements were designated as cash flow hedges of anticipated proceeds from the Company’s issuance of debentures in 2005 and 2008.  The Company will recognize the $5 million of after-tax gain in the statement of earnings over the terms of the debentures.  At June 30, 2008, accumulated other comprehensive income also included $4 million of after-tax gains representing the Company’s share of derivative gains reported by unconsolidated affiliates of the Company.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Investments in and Advances to Affiliates

The Company has ownership interests in non-majority-owned affiliates accounted for under the equity method.  The Company had 80 and 79 unconsolidated affiliates as of June 30, 2008 and 2007, respectively, located in North and South America, Africa, Europe, and Asia.  The following table summarizes the combined balance sheets and the combined statements of earnings of the Company’s unconsolidated affiliates as of and for each of the three years ended June 30, 2008, 2007, and 2006.

	2008	2007	2006
	(In millions)
Current assets	$15,111	$7,683
Non-current assets	17,201	11,156
Current liabilities	(11,069)	(5,758)
Non-current liabilities	(2,799)	(1,975)
Minority interests	(720)	(915)
Net assets	$17,724	$10,191

Net sales	$37,542	$25,127	$20,304
Gross profit	4,575	3,123	2,328
Net income	2,503	1,684	793

Undistributed earnings of the Company’s unconsolidated affiliates as of June 30, 2008, are $1.0 billion.  The company is a limited partner in various private equity funds which have a carrying value at June 30, 2008 of $129 million.  The Company has future capital commitments related to these partnerships of $137 million as of June 30, 2008.  Two foreign affiliates for which the Company has a carrying value of $1.2 billion have a market value of $1.9 billion based on quoted market prices and exchange rates at June 30, 2008.

The Company provides credit facilities totaling $240 million to two unconsolidated affiliates.  One facility is due on demand and bears interest equal to the monthly average commercial paper rate applicable to the Company’s commercial paper borrowing facility.  The second facility has a 90 day term and bears interest at LIBOR plus one.  Outstanding advances under these credit facilities are $195 million as of June 30, 2008, and are included in receivables in the accompanying consolidated balance sheet.

During 2007, the Company sold its 28% ownership interest in Agricore United for cash of $321 million and recognized a gain of $153 million.

During June 2007, the Company exchanged its ownership interests in eleven Asian joint venture companies for shares of Wilmar International Limited (WIL), a Singapore publicly listed company.  In exchange for its ownership interests in the joint ventures, the Company received 366 million WIL shares with a fair value of $756 million.  Immediately prior to the exchange, the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares was $231 million.  The Company recognized a $286 million after-tax gain in 2007 related to the exchange transaction.  The gain represents the difference between the fair value of the WIL shares received and the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares, less the elimination of the portion of the gain representing the Company’s retained direct and indirect ownership interests in WIL.  During 2008, the Company finalized its accounting for this exchange using the purchase method of accounting.  As a result, the Company reduced its investment in WIL and recorded goodwill of $176 million.  The Company accounts for its direct and indirect interests in WIL using the equity method of accounting as the Company believes it has the ability to exercise significant influence over the operating and financial policies of WIL.

As of June 30, 2008, there is one joint venture company subject to the WIL exchange transaction for which regulatory approval is pending.  The Company has not recognized any gain related to the exchange of this joint venture with WIL as of June 30, 2008.  The exchange transaction and the related gain for this joint venture will be recognized when, and if, final regulatory approval is obtained.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.	Goodwill

The Company accounts for its goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company did not record goodwill impairment charges during 2008 and 2007.  The carrying value of the Company’s other intangible assets is not material.

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2008			2007
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$15	$185	$200	$15	$9	$24
Corn Processing	77	7	84	77	7	84
Agricultural Services	51	1	52	38	1	39
Other	103	67	170	104	66	170
Total	$246	$260	$506	$234	$83	$317

During 2008, the Company finalized its accounting for the exchange of the Company’s interests in certain Asian joint ventures for shares in Wilmar International, Ltd. using the purchase method of accounting.  As a result, the Company recorded $176 million of goodwill and reduced investments and advances to affiliates on the Company’s balance sheet.  The $176 million increase in goodwill represents the difference between the pre-adjustment carrying value of the Company’s investment and the Company’s interest in the estimated fair value of WIL’s net assets at the acquisition date.   The other changes in goodwill during 2008 are related to foreign currency translation adjustments.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements

	2008	2007
	(In millions)

4.70% Debentures $1,750 million face amount, due in 2041	$1,750	$–

0.875% Convertible Senior Notes $1,150 million face amount, due in 2014	1,150	1,150

5.45% Notes $700 million face amount, due in 2018	700	–

5.375% Debentures $600 million face amount, due in 2035	586	585

6.45% Debentures $500 million face amount, due in 2038	498	–

5.935% Debentures $500 million face amount, due in 2032	494	494

7.0% Debentures $400 million face amount, due in 2031	398	398

7.5% Debentures $343 million face amount, due in 2027	341	341

6.625% Debentures $298 million face amount, due in 2029	296	296

8.375% Debentures $295 million face amount, due in 2017	292	291

6.95% Debentures $250 million face amount, due in 2097	246	246

7.125% Debentures $243 million face amount, due in 2013	243	243

6.75% Debentures $200 million face amount, due in 2027	197	196

5.87% Debentures $196 million face amount, due in 2010	164	154

8.125% Debentures $103 million face amount, due in 2012	103	103

8.875% Debentures $102 million face amount, due in 2011	102	101

Other	362	219
Total long-term debt including current maturities	7,922	4,817
Current maturities	(232)	(65)
Total long-term debt	$7,690	$4,752

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements (Continued)

In fiscal year 2008, the Company issued $3.10 billion of additional long-term debt, including $500 million of debentures issued in December 2007, $700 million of notes issued in March 2008, and $1.75 billion of debentures issued in June 2008 (the Debentures).

In connection with the issuance of the debentures in June 2008, the Company issued $1.75 billion of Equity Units.  Equity Units are a combination of (a) debt and (b) forward purchase contract for the holder to purchase the Company’s common stock.  The debt and equity instruments are deemed to be separate instruments as the investor may transfer or settle the equity instrument separately from the debt instrument.

The forward purchase contract will obligate the buyer to purchase from the Company, no later than June 1, 2011, for a price of $50 in cash, the following number of shares of the Company’s common stock, subject to anti-dilution adjustments:

if the “Applicable Market Value” (AMV) of the Company’s common stock, which is the average closing price of the Company’s common stock over the 20-trading day period ending on the third trading day prior to June 1, 2011, equals or exceeds $47.83, 1.0453 shares of the Company’s common stock;

if the AMV is less than $47.83, but greater than $39.86, a number of shares of the Company’s common stock having a value, based on the AMV, equal to $50; and

if the AMV is less than or equal $39.86, 1.2544 shares of the Company’s common stock.

The Debentures  bear interest at a rate of 4.70% per year, payable quarterly and are due June 1, 2041. The Debentures will be remarketed in three years.  If this remarketing is successful, the interest rate on the Debentures will be reset, and thereafter interest will be payable semi-annually at the reset rate.  In addition, following a successful remarketing, the Company may modify certain terms of the Debentures including adjusting the frequency of interest payments, adjusting the ranking of the Debentures or changing the stated maturity.  If there has been no successful remarketing, the interest rate on the Debentures will not be reset, and the holder of each Equity Unit will have the right to put its interest in the Debentures to the Company on June 1, 2011 at a put price equal to 100% of its principal amount plus accrued and unpaid interest. The proceeds of the put right will be deemed to have been applied against the holder’s obligations under the forward purchase contracts.

The Company will also pay the Equity Unit holder quarterly contract adjustment payments at a rate of 1.55% per year of the stated amount of $50 per Equity Unit, or $0.775 per year.  The present value of the future contract adjustment payments of $75 million, which will be paid over the next three years, is recorded as a reduction to shareholders’ equity.  The Company also recorded a $35 million decrease in shareholders’ equity for issuance costs related to the equity portion of the Equity Units.  The remaining issuance costs have been allocated to the debt and will be recognized in earnings over the life of the debt.

The forward purchase contracts issued in connection with the issuance of the debentures in June 2008, will be settled for the company’s common stock on June 1, 2011.  Until settlement of the forward purchase contract, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of June 30, 2008, the forward purchase contracts were not considered dilutive and therefore not included in the computation of diluted earnings per share.  Basic earnings per share will not be affected until the forward purchase contracts are settled and the holders thereof become stockholders.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements (Continued)

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on a conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $299 million.  The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options.  In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million.  If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock.  The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.  The net cost of the purchased call options and warrant transactions of $130 million was recorded as a reduction of shareholders’ equity.  The Company also recorded a $114 million increase in shareholders’ equity for the deferred tax assets recognized related to the purchased call options.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

As of June 30, 2008, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2008, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2008, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Debt and Financing Arrangements (Continued)

At June 30, 2008, the fair value of the Company’s long-term debt exceeded the carrying value by $99 million, as estimated by using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The aggregate maturities of long-term debt for the five years after June 30, 2008, are $232 million, $43 million, $283 million, $118 million, and $261 million, respectively.

At June 30, 2008, the Company had pledged certain property, plant, and equipment with a carrying value of $359 million as security for certain long-term debt obligations.

At June 30, 2008, the Company had lines of credit totaling $7.4 billion, of which $4.3 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2008 and 2007, were 2.83% and 6.18%, respectively.  Of the Company’s total lines of credit, $5.1 billion support a commercial paper borrowing facility, against which there was $2.2 billion borrowed at June 30, 2008.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2008 and 2007, totaling $500 million and $339 million, respectively.

Note 8.	Shareholders' Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each without par value.  No preferred stock has been issued.  At June 30, 2008 and 2007, the Company had approximately 27.8 million and 28.6 million shares, respectively, in treasury.  Treasury stock of $719 million at June 30, 2008, and $723 million at June 30, 2007, is recorded at cost as a reduction of common stock.

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 1999 Incentive Compensation Plan and 2002 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest over three to nine years, and expire five to ten years after the date of grant.

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  The awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  During 2008, 2007, and 2006, 1.3 million, 1.1 million, and 2.4 million common shares or units, respectively, were granted as Restricted Stock Awards.  At June 30, 2008, there were 1.5 million and 7.9 million shares available for future grants pursuant to the 1999 and 2002 plans, respectively.

Compensation expense for option grants and Restricted Stock Awards granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants and Restricted Stock Awards continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement eligible employees is recognized in earnings on the date of grant.  Total compensation expense for option grants and Restricted Stock Awards recognized during 2008, 2007, and 2006 was $70 million, $70 million, and $67 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Shareholders' Equity (Continued)

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

	2008	2007	2006

Dividend yield	1%	1%	2%
Risk-free interest rate	5%	5%	4%
Stock volatility	30%	30%	31%
Average expected life (years)	8	8	8

A summary of option activity during 2008 is presented below:
	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at June 30, 2007	9,382	$19.80
Granted	1,958	34.37
Exercised	(1,614)	15.79
Forfeited or expired	(777)	18.86
Shares under option at June 30, 2008	8,949	$23.79
Exercisable at June 30, 2008	2,768	$17.34

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2008, is 7 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008, is $89 million and $45 million, respectively.  The weighted-average grant-date fair values of options granted during 2008, 2007, and 2006, were $12.60, $16.42, and $7.52 respectively.  The total intrinsic values of options exercised during 2008, 2007, and 2006, were $34 million, $41 million, and $60 million, respectively.  Cash proceeds received from options exercised during 2008, 2007, and 2006, were $20 million, $20 million, and $30 million, respectively.

At June 30, 2008, there was $35 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next five fiscal years are $13 million, $10 million, $7 million, $4 million, and $1 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Shareholders' Equity (Continued)

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during 2008 and 2007, were $34.45 and $41.75, respectively.

A summary of Restricted Stock Awards activity during 2008 is presented below:

	Restricted	Weighted Average
	Stock Awards	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2007	5,787	$23.19
Granted	1,338	34.45
Vested	(2,399)	15.74
Forfeited	(190)	27.94
Non-vested at June 30, 2008	4,536	$30.00

At June 30, 2008 there was $22 million of total unrecognized compensation expense related to Restricted Stock Awards.  Amounts to be recognized as compensation expense during the next three fiscal years are $14 million, $7 million, and $1 million, respectively.  The total fair value of Restricted Stock Awards vested during 2008 was $38 million.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Accumulated Other Comprehensive Income

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(In millions)

Balance at June 30, 2005	$(17)	$6	$(165)	$213	$37

Unrealized gains (losses)	107	(42)	212	(24)	253
(Gains) losses reclassified to earnings	–	(10)	–	(40)	(50)
Tax effect	–	22	(78)	30	(26)
Net of tax amount	107	(30)	134	(34)	177
Balance at June 30, 2006	90	(24)	(31)	179	214

Unrealized gains (losses)	312	(13)	(40)	180	439
(Gains) losses reclassified to earnings	–	42	–	(393)	(351)
Tax effect	–	(11)	15	80	84
Net of tax amount	312	18	(25)	(133)	172
SFAS No. 158 transition adjustment	–	–	(330)	–	(330)
Tax effect	–	–	125	–	125
Net of tax amount	–	–	(205)	–	(205)
Balance at June 30, 2007	402	(6)	(261)	46	181

Unrealized gains (losses)	624	126	144	(4)	890
(Gains) losses reclassified to earnings	–	13	–	(38)	(25)
Tax effect	–	(43)	(62)	16	(89)
Net of tax amount	624	96	82	(26)	776
Balance at June 30, 2008	$1,026	$90	$(179)	$20	$957

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Other Income – Net

	2008	2007	2006
	(In millions)
Interest expense	$477	$434	$365
Investment income	(269)	(257)	(204)
Loss on extinguishment of debt	–	46	4
Net gain on marketable
securities transactions	(38)	(393)	(40)
Gain on exchange of
unconsolidated affiliates	(9)	(440)	–
Net (gain) loss on sales of businesses	(8)	(209)	12
Equity in earnings of
unconsolidated affiliates	(415)	(294)	(174)
Other – net	61	1	(45)
	$(201)	$(1,112)	$(82)

Interest expense is net of interest capitalized of $52 million, $24 million, and $11 million in 2008, 2007, and 2006, respectively.  The Company made interest payments of $485 million, $425 million, and $365 million in 2008, 2007, and 2006, respectively.  Realized gains on sales of available-for-sale marketable securities totaled $39 million, $394 million, and $41 million in 2008, 2007, and 2006, respectively.  Annual realized losses were $1 million in 2008, 2007, and 2006.

Note 11.	Income Taxes

For financial reporting purposes, earnings before income taxes include the following components.

	2008	2007	2006
	(In millions)

United States	$1,445	$1,902	$1,321
Foreign	1,179	1,252	534
	$2,624	$3,154	$1,855

Significant components of income taxes are as follows:

	2008	2007	2006
	(In millions)
Current
Federal	$540	$691	$490
State	46	68	33
Foreign	364	124	121
Deferred
Federal	(51)	(24)	(105)
State	12	(16)	1
Foreign	(89)	149	3
	$822	$992	$543

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Income Taxes (Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2008	2007
	(In millions)
Deferred tax liabilities
Depreciation	$549	$595
Bond discount amortization	13	16
Unrealized gain on marketable securities	11	26
Equity in earnings of affiliates	272	246
Other	2	54
	847	937

Deferred tax assets
Pension and postretirement benefits	133	140
Reserves and other accruals	20	23
Purchased call options	98	109
Tax credit carryforwards, net	41	49
Other	82	118
	374	439
Net deferred tax liabilities	473	498
Current net deferred tax assets included
in other assets	–	34
Non-current net deferred tax liabilities	$473	$532

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Export tax incentives	–	(0.5)	(1.8)
State income taxes, net of
federal tax benefit	1.3	1.4	1.9
Foreign earnings taxed at rates
other than the U.S. statutory rate	(4.6)	(2.9)	(4.7)
Adjustment of income taxes to
filed tax returns	0.2	(0.4)	(2.2)
Other	(0.6)	(1.1)	1.1

Effective rate	31.3%	31.5%	29.3%

The Company made income tax payments of $859 million, $794 million, and $508 million in 2008, 2007, and 2006, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Income Taxes (Continued)

The Company has $69 million and $82 million of tax assets for net operating loss carry-forwards related to certain international subsidiaries at June 30, 2008 and 2007, respectively.  As of June 30, 2008, approximately $54 million of these assets have no expiration date, and the remaining $15 million expire at various times through fiscal 2017.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective international subsidiary for the year. The Company has recorded a valuation allowance of $60 million and $52 million against these tax assets at June 30, 2008 and 2007, respectively, due to the uncertainty of their realization.

The Company also has $41 million of tax assets related to excess foreign tax credits which begin to expire in fiscal 2013 and $25 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards) net of federal benefit which will expire at various times through fiscal 2012. The Company has recorded a valuation allowance of $24 million against the excess foreign tax credits at June 30, 2008, due to the uncertainty of realization.  The Company has also recorded a valuation allowance against the state income tax attributes of $1 million as of June 30, 2008.  As of June 30, 2007, the Company had a $15 million valuation allowance recorded related to the excess foreign tax credits and a $1 million valuation allowance related to state income tax incentive credits, due to the uncertainty of realization.

The Company remains subject to examination in the U.S. for the calendar tax years 2007 and 2008.

Undistributed earnings of the Company’s foreign subsidiaries and affiliated corporate joint venture companies accounted for on the equity method of approximately $4.9 billion at June 30, 2008, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

The Company adopted the provisions of FIN 48 effective July 1, 2007.  FIN 48 clarifies the accounting for income tax positions by prescribing a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.   This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.  Upon adoption of FIN 48, no material changes were required to be taken into account in the income statement or balance sheet of the Company.  Additionally, the 2008 changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.  The total amounts of unrecognized tax benefits at July 1, 2007, and June 30, 2008, are as follows:

Unrecognized Tax Benefits
(In millions)

July 1, 2007 balance	$21
Additions related to current year tax positions	29
Additions related to prior years’ tax position	7
Reduction related to prior years’ tax positions	–
Reductions due to a lapse of the statue of limitations	–
Settlements with tax authorities	(2)
June 30, 2008 balance	$55

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Income Taxes (Continued)

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions through negotiations with relevant tax authorities or through litigation may take years to complete.  Therefore, it is difficult to predict the timing for resolution for tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the  total amount of unrecognized tax benefits were required to be recognized by the Company at one time, there would be a positive impact of $26 million on the tax expense for that period.

The Company classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.  At July 1, 2007, and June 30, 2008, respectively, the Company had accrued $14.4 million and $17.5 million of liabilities for interest and penalties on unrecognized tax benefits.

Note 12.	Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases which expire at various dates through the year 2076. Rent expense for 2008, 2007, and 2006 was $201 million, $166 million, and $129 million, respectively. Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Rental Payments
Fiscal years	(In millions)

2009	$403
2010	217
2011	185
2012	129
2013	110
Thereafter	320
Total minimum lease payments	$1,364

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  The Company also provides substantially all domestic salaried employees with postretirement health care and life insurance benefits.

The Company has savings and investment plans available to employees.  The Company also maintains stock ownership plans for qualifying employees.  The Company contributes shares of its stock to the plans to match qualifying employee contributions.  Employees have the choice of retaining Company stock in their accounts or diversifying the shares into other investment options.  Expense is measured and recorded based upon the fair market value of the stock contributed to the plans each month.  The number of shares designated for use in the plans is not significant compared to the shares outstanding for the periods presented.  Assets of the Company’s defined contribution savings plans consist primarily of listed common stocks and pooled funds.  The Company’s defined contribution savings plans held 16.4 million shares of Company common stock at June 30, 2008, with a market value of $555 million.  Cash dividends received on shares of Company common stock held by these plans during the year ended June 30, 2008 were $9 million.

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$68	$62	$59	$9	$7	$6
Interest cost	109	94	87	12	10	9
Expected return on plan assets	(121)	(102)	(81)	–	–	–
Curtailment	–	–	10	–	–	–
Amortization of actuarial loss	17	19	35	2	1	–
Other amortization	5	6	4	(1)	(1)	–
Net periodic defined benefit plan expense	78	79	114	22	17	15
Defined contribution plans	31	29	27	–	–	–
Total retirement plan expense	$109	$108	$141	$22	$17	$15

On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158.  SFAS No. 158 required the Company to recognize the funded status of its pension plans in the June 30, 2007, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income.  The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions, all of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87.  These amounts are subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income.  Those amounts are subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income pursuant to the provisions of SFAS No. 158.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at June 30, 2007 are presented in the following table.  The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of earnings for the year ended June 30, 2007, or for any prior period presented, and it is not expected to have a material effect on the Company’s operating results in future periods.  Had the Company not been required to adopt SFAS No. 158 at June 30, 2007, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87.  The effects of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS No. 158.”

	Pension Benefits			Postretirement Benefits
	At June 30, 2007			At June 30, 2007
	Prior to	Effect of	As	Prior to	Effect of	As
	Adopting	Adopting	Reported	Adopting	Adopting	Reported
	SFAS No.	SFAS No.	at June	SFAS No.	SFAS No.	at June
	158	158	30, 2007	158	158	30, 2007
	(In millions)			(In millions)

Prepaid benefit cost	$178	$(156)	$22	$–	$–	$–
Accrued benefit liability	(204)	(118)	(322)	(170)	(38)	(208)
Intangible asset	21	(21)	–	–	–	–
Accumulated other comprehensive income	85	295	380	–	38	38

SFAS No. 158 also requires companies to measure the funded status of defined benefit postretirement plans as of the end of the fiscal year instead of a date up to three months prior to the end of the fiscal year.  The Company is required to adopt the measurement date provisions of SFAS No. 158 in 2009 and will record the impact of the measurement date change, which is not expected to be significant, as an adjustment to opening retained earnings.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

The Company uses a March 31 measurement date for substantially all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In millions)		(In millions)
Benefit obligation, beginning	$1,916	$1,707	$208	$165
Service cost	68	62	9	7
Interest cost	109	94	12	10
Actuarial loss (gain)	(242)	65	(15)	24
Curtailment	–	(1)	–	–
Employee contributions	3	4	–	2
Benefits paid	(78)	(77)	(8)	(7)
Plan amendments	6	3	–	–
Acquisitions and divestitures	–	15	–	7
Foreign currency effects	69	44	–	–
Benefit obligation, ending	$1,851	$1,916	$206	$208

Fair value of plan assets, beginning	$1,611	$1,468	$–	$–
Actual return on plan assets	5	118	–	–
Employer contributions	69	50	8	5
Employee contributions	3	4	–	2
Benefits paid	(78)	(77)	(8)	(7)
Acquisitions and divestitures	–	14	–	–
Foreign currency effects	52	34	–	–
Fair value of plan assets, ending	$1,662	$1,611	$–	$–

Funded status	$(189)	$(305)	$(206)	$(208)
Adjustment for fourth quarter contributions	7	5	–	–
Pension liability recognized in the balance sheet	$(182)	$(300)	$(206)	$(208)

Prepaid benefit cost	$68	$22	$–	$–
Accrued benefit liability – current	(11)	(9)	(8)	(7)
Accrued benefit liability – long-term	(239)	(313)	(198)	(201)
Net amount recognized in the balance sheet	$(182)	$(300)	$(206)	$(208)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for pension benefits at June 30, 2008, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $4 million, unrecognized prior service costs of $43 million and unrecognized actuarial losses of $204 million.  The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2009, is $6 million and $2 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2008, are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $8 million and unrecognized actuarial losses of $30 million.  The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit costs during the fiscal year ended June 30, 2009, is $(1) million, and $1 million, respectively.

The following table sets forth the principal assumptions used in developing net periodic expense:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	5.6%	5.5%	6.0%	6.0%
Expected return on plan assets	7.6%	7.2%	N/A	N/A
Rate of compensation increase	4.1%	3.7%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.5%	5.6%	6.8%	6.0%
Rate of compensation increase	3.9%	4.1%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.2 billion, $1.2 billion, and $1.0 billion, respectively, as of June 30, 2008, and $1.7 billion, $1.5 billion, and $1.4 billion, respectively, as of  une 30, 2007.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were  $484 million, $474 million, and $282 million, respectively, as of June 30, 2008, and $491 million, $481 million, and $284 million, respectively, as of June 30, 2007.  The accumulated benefit obligation for all pension plans as of June 30, 2008 and 2007, was $1.7 billion.

For postretirement benefit measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate was assumed to decrease gradually to 5.0% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligations	$17	$(18)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Employee Benefit Plans (Continued)

Plan Assets

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	2008[1,2]	2007

Equity securities	51%	54%
Debt securities	41%	40%
Other	8%	6%
Total	100%	100%

[1]
The Company’s U.S. pension plans contain approximately 60% of the Company’s global pension plan assets.  The target asset allocation for the Company’s U.S. pension plans consists of 60% equity securities, 30% debt securities, and 10% real estate.  The actual asset allocation for the U.S. pension plans as of the measurement date consists of 61% equity securities, 28% debt securities, and 11% in real estate.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 37% equity securities, 61% debt securities, and 2% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

[2]
The Company’s pension plans held 3.1 million shares of Company common stock as of the measurement date, March 31, 2008, with a market value of $129 million.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended March 31, 2008, were $2 million.

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

External consultants monitor the investment strategy and asset mix for the Company’s plan assets.  To develop the Company’s expected long-term rate of return assumption on plan assets, the Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies.  Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall investment markets.  The expected long-term rate of return assumption used in computing 2008 net periodic pension cost for the pension plans was 7.6%.

Contributions and Expected Future Benefit Payments

The Company expects to contribute $36 million to the pension plans and $8 million to the postretirement benefit plan during 2009.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)

2009	$82	$8
2010	90	9
2011	95	10
2012	100	11
2013	106	12
2014 – 2018	621	73

Note 14.	Segment and Geographic Information

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

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, peanuts, and flaxseed into vegetable oils and protein meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be processed internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in unconsolidated affiliates in Asia, principally Wilmar International Limited.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt. Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit are equity in earnings of affiliates based on the equity method of accounting.  General corporate expenses, investment income, unallocated interest expense, marketable securities transactions, FIFO to LIFO inventory adjustments and minority interest eliminations have been excluded from segment operations and classified as Corporate.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

Segment Information
	2008	2007	2006
	(In millions)
Sales to external customers
Oilseeds Processing	$23,279	$13,943	$11,893
Corn Processing	7,137	5,825	5,256
Agricultural Services	33,968	20,419	16,155
Other	5,432	3,831	3,292
Total	$69,816	$44,018	$36,596

Intersegment sales
Oilseeds Processing	$535	$328	$58
Corn Processing	99	50	49
Agricultural Services	2,965	1,833	1,202
Other	140	125	115
Total	$3,739	$2,336	$1,424

Net sales
Oilseeds Processing	$23,814	$14,271	$11,951
Corn Processing	7,236	5,875	5,305
Agricultural Services	36,933	22,252	17,357
Other	5,572	3,956	3,407
Intersegment elimination	(3,739)	(2,336)	(1,424)
Total	$69,816	$44,018	$36,596

Depreciation
Oilseeds Processing	$202	$190	$189
Corn Processing	293	285	266
Agricultural Services	92	91	91
Other	114	112	87
Corporate	20	23	24
Total	$721	$701	$657

Asset abandonments and write-downs
Oilseeds Processing	$28	$6	$31
Corn Processing	2	15	6
Agricultural Services	–	–	31
Other	2	–	3
Total	$32	$21	$71

Interest expense
Oilseeds Processing	$186	$136	$91
Corn Processing	49	46	33
Agricultural Services	170	133	74
Other	119	134	99
Corporate	(47)	(15)	68
Total	$477	$434	$365

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

	2008	2007	2006
	(In millions)
Investment income
Oilseeds Processing	$24	$17	$25
Agricultural Services	48	29	16
Other	136	137	103
Corporate	61	74	60
Total	$269	$257	$204

Equity in earnings of affiliates
Oilseeds Processing	$156	$88	$53
Corn Processing	53	54	44
Agricultural Services	105	29	23
Other	113	105	42
Corporate	(12)	18	12
Total	$415	$294	$174

Operating profit
Oilseeds Processing	$1,040	$1,139	$569
Corn Processing	961	1,105	901
Agricultural Services	1,017	538	237
Other	423	379	354
Total operating profit	3,441	3,161	2,061
Corporate	(817)	(7)	(206)
Earnings before income taxes	$2,624	$3,154	$1,855

Investments in and advances to affiliates
Oilseeds Processing	$1,059	$1,041
Corn Processing	431	351
Agricultural Services	242	134
Other	593	569
Corporate	448	403
Total	$2,773	$2,498

Identifiable assets
Oilseeds Processing	$12,906	$7,994
Corn Processing	5,779	4,234
Agricultural Services	9,876	4,446
Other	7,922	6,673
Corporate	573	1,771
Total	$37,056	$25,118

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Segment and Geographic Information (Continued)

	2008	2007
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$190	$281
Corn Processing	979	666
Agricultural Services	166	123
Other	405	299
Corporate	49	35
Total	$1,789	$1,404

Geographic information:  The following geographic area data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the sum of the net book value of property, plant, and equipment plus goodwill related to consolidated businesses.

	2008	2007	2006
	(In millions)
Net sales and other operating income
United States	$37,466	$24,244	$20,358
Germany	8,335	6,569	5,396
Other foreign	24,015	13,205	10,842
	$69,816	$44,018	$36,596

Long-lived assets
United States	$5,554	$4,515
Foreign	1,817	1,729
	$7,371	$6,244

Note 15.	Guarantees and Commitments

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $135 million at June 30, 2008.  Amounts outstanding for the primary entity under these contingent obligations were $62 million at June 30, 2008.

As of June 30, 2008, the Company has under construction new ethanol, propylene/ethylene glycol, PHA, cocoa production facilities, and two cogeneration facilities.  As of that date, the Company has entered into purchase commitments totaling $557 million with third parties related to construction of those facilities.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2008
Net Sales	$12,828	$16,496	$18,708	$21,784	$69,816
Gross Profit	930	948	1,157	807	3,842
Net Earnings	441	473	517	372	1,802
Basic Earnings Per Common Share	0.68	0.74	0.80	0.58	2.80
Diluted Earnings Per Common Share	0.68	0.73	0.80	0.58	2.79

Fiscal 2007
Net Sales	$9,447	$10,976	$11,381	$12,214	$44,018
Gross Profit	865	908	746	718	3,237
Net Earnings	403	441	363	955	2,162
Basic Earnings Per Common Share	0.61	0.67	0.56	1.48	3.32
Diluted Earnings Per Common Share	0.61	0.67	0.56	1.47	3.30

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer Daniels Midland Company (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer Daniels Midland Company at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 2007 Archer Daniels Midland Company adopted Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer Daniels Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Archer Daniels Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer Daniels Midland Company as of June 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008, of Archer Daniels Midland Company and our report dated August 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 22, 2008

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer Daniels Midland Company’s (“ADM’s”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  ADM’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2008 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2008.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2008.  That report is included herein.

/s/ Patricia A. Woertz	/s/ Steven R. Mills
Patricia A. Woertz	Steven R. Mills
Chairman, Chief Executive Officer	Executive Vice President &
and President	Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 6, 2008 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	47

Lewis W. Batchelder	Senior Vice President from December 2001. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001 to August 2006.	63

Mark A. Bemis	Vice President from February 2005. President of ADM Cocoa from September 2001. Vice President and General Manager, North American Division-ADM Cocoa from March 1999 to September 2001. Various merchandising and management positions from 1983 to March 1999.	47

Mark J. Cheviron	Vice President from July 1997. Vice President of Corporate Security and Administrative Services since May 1997. Director of Security since 1980.	59

Michael D’Ambrose	Senior Vice President from October 2006. Independent Consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005. Executive Vice President, Human Resources for Toys R Us from 2001 to 2003.	51

Edward A. Harjehausen	Senior Vice President from February 2005. Group Vice President from March 2002 to February 2005. President of ADM Bioproducts and Feed Division from March 2002 to June 2005. President of ADM Corn Processing Division from July 2000 to June 2005. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	58

Shannon Herzfeld	Vice President from February 2005. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004. Director-International Trade Services with Akin, Gump, Strauss, Hauer & Feld, L.L.P from 1985 to 1997.	56

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	56

Matthew J. Jansen	Vice President from January 2003. President-Grain Operations from August 2006. President, South American Oilseed Processing Division from April 2000 to August 2006. Vice President, South American Oilseed Processing Division from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	42

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	59

Vikram Luthar	Vice President and Treasurer from November 2004. Various treasury positions with General Motors Corporation from 1993 to 2004.	41

Steven R. Mills	Executive Vice President and Chief Financial Officer from March 2008. Senior Vice President from December 2006 to February 2008. Group Vice President and Controller from January 2002 to December 2006. Vice President from February 2000 to January 2002. Controller from October 1994 to December 2006.	53

Victoria Podesta	Vice President from May 2007. Corporate communications consultant for various global companies from 1989 to May 2007.	52

John D. Rice	Executive Vice President from February 2005. Senior Vice President from February 2000 to February 2005. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	54

Dennis C. Riddle	Vice President from May 2006. President ADM Corn Processing Division from June 2005. Senior Vice President – Sweeteners & Starches from May 2004 to June 2005. Vice President, Sales & Marketing for ADM Corn Processing Division from April 1999 to May 2004.	61

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	48

Ismael Roig	Vice President from December 2004. Various finance and control positions with General Motors Corporation from 1993 to 2004.	41

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Scott A. Roney	Vice President from April 2001. Member of the Law Department from 1991 to April 2001.	44

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	53

John P. Stott	Vice President and Controller from December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005. Various financial and treasury positions from 1992 to 2001.	41

Patricia A. Woertz	Chairman of the Board of Directors from February 2007. Chief Executive Officer & President from May 2006. Executive Vice President Downstream at Chevron Corporation from October 2001 to March 2006. Vice President at Chevron Corporation from 1998 to 2001. President of Chevron Products Company from 1998 to 2001.	55

Mark N. Zenuk	Vice President from August 2005. Managing Director-ADM International, Ltd. from June 2005 to September 2007. Various merchandising management positions from 2000 to 2005.	41

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2008,” “Outstanding Equity Awards at Fiscal 2008 Year-End,” “Option Exercises and Stock Vested During Fiscal 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2008” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 6, 2008, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 6, 2008, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 6, 2008, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 6, 2008, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2006	$44	14	(7)	3	$54
2007	$54	2	(3)	16	$69
2008	$69	7	(6)	19	$89

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(a)(3)	LIST OF EXHIBITS

(3)	(i)
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

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541), relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $700,000,000 – 5.45% Notes due March 15, 2015, and
the $1,750,000,000 – 4.70% Debentures due June 1, 2041.

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

(v)
Purchase Contract and Pledge Agreement, dated as of June 3, 2008, among ADM, The Bank of New York as Purchase Contract Agent, and the Bank of New York as Collateral Agent, Custodial Agent, and Securities Intermediary, including form of Corporate Units, form of Treasury Units and form of Remarketing Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-44) filed on June 3, 2008.

(10)
Material Contracts - Copies of the Company’s stock option and stock unit plans, deferred compensation plan, and savings and investment plans, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, are incorporated herein by reference as follows:

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

(xviii)
Separation Agreement dated as of November 26, 2007, between Archer-Daniels-Midland Company and William H. Camp, filed on November 30, 2007, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xix)
Separation Agreement dated as of February 6, 2008, between Archer-Daniels-Midland Company and Douglas J. Schmalz, filed on February 7, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2008

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on ugust 28, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ V. F. Haynes
P. A. Woertz,	V. F. Haynes *,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ A. Maciel
/s/ S. R. Mills	A. Maciel*,
S. R. Mills	Director
Executive Vice President and
Chief Financial Officer	/s/ P. J. Moore
(Principal Financial Officer)	P. J. Moore*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ M. B. Mulroney
Vice President and Controller	M. B. Mulroney*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ T. F. O’Neill
A. L. Boeckmann*,	T. F. O’Neill*,
Director	Director

/s/ G. W. Buckley	/s/ K. R. Westbrook
G. W. Buckley*,	K. R. Westbrook*,
Director	Director

/s/ M. H. Carter	/s/ D. J. Smith
M. H. Carter*,	Attorney-in-Fact
Director

*Powers of Attorney authorizing S. R. Mills, J. P. Stott, and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.