Form 10-Q
period 2008-09-30
ARCHER DANIELS MIDLAND CO
filed 2008-11-10
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock, no par value – 641,474,300 shares
(October 31, 2008)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In millions, except
	per share amounts)

Net sales and other operating income	$21,160	$12,828
Cost of products sold	19,293	11,898
Gross Profit	1,867	930

Selling, general and administrative expenses	409	354
Other income– net	(36)	(71)
Earnings Before Income Taxes	1,494	647

Income taxes	444	206

Net Earnings	$1,050	$441

Average number of shares outstanding – basic	644	644

Average number of shares outstanding – diluted	645	647

Basic and diluted earnings per common share	$1.63	$0.68

Dividends per common share	$0.13	$0.115

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2008	2008
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$2,532	$810
Short-term marketable securities	453	455
Segregated cash and investments	2,285	2,035
Receivables	8,884	11,483
Inventories	8,333	10,160
Other assets	587	512
Total Current Assets	23,074	25,455

Investments and Other Assets
Investments in and advances to affiliates	2,752	2,773
Long-term marketable securities	641	590
Goodwill	501	506
Other assets	584	607
Total Investments and Other Assets	4,478	4,476

Property, Plant, and Equipment
Land	229	238
Buildings	3,072	3,207
Machinery and equipment	12,200	12,410
Construction in progress	2,168	1,924
	17,669	17,779
Accumulated depreciation	(10,514)	(10,654)
Net Property, Plant, and Equipment	7,155	7,125
Total Assets	$34,707	$37,056

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$707	$3,123
Accounts payable	7,189	6,544
Accrued expenses	4,161	4,722
Current maturities of long-term debt	44	232
Total Current Liabilities	12,101	14,621

Long-Term Liabilities
Long-term debt	7,754	7,690
Deferred income taxes	548	473
Other	771	782
Total Long-Term Liabilities	9,073	8,945

Shareholders’ Equity
Common stock	5,001	5,039
Reinvested earnings	8,446	7,494
Accumulated other comprehensive income	86	957
Total Shareholders’ Equity	13,533	13,490
Total Liabilities and Shareholders’ Equity	$34,707	$37,056

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In millions)
Operating Activities
Net earnings	$1,050	$441
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	177	185
Deferred income taxes	65	(18)
Gains on sales of marketable securities	(14)	(15)
Equity in earnings of affiliates, net of dividends	(96)	(52)
Pension and postretirement accruals, net of contributions	(7)	14
Other – net	(22)	88
Changes in operating assets and liabilities
Segregated cash and investments	(281)	246
Receivables	652	(814)
Inventories	1,725	(1,858)
Other assets	60	(71)
Accounts payable and accrued expenses	1,371	644
Total Operating Activities	4,680	(1,210)

Investing Activities
Purchases of property, plant, and equipment	(483)	(359)
Proceeds from sales of property, plant, and equipment	32	9
Proceeds from sales of businesses	236	–
Net assets of businesses acquired	(24)	(5)
Purchases of marketable securities	(599)	(122)
Proceeds from sales of marketable securities	532	242
Other – net	7	11
Total Investing Activities	(299)	(224)

Financing Activities
Long-term debt borrowings	102	17
Long-term debt payments	(15)	(39)
Net borrowings (payments) under lines of credit agreements	(2,570)	2,041
Purchases of treasury stock	(100)	(60)
Cash dividends	(84)	(74)
Other – net	8	7
Total Financing Activities	(2,659)	1,892

Increase in cash and cash equivalents	1,722	458
Cash and cash equivalents beginning of period	810	663

Cash and cash equivalents end of period	$2,532	$1,121

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2008.

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

During February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company adopted SFAS 159 on July 1, 2008 with no effect because the Company made no fair value measurement elections.

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

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands and disaggregates the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of earnings.  The Company will be required to adopt SFAS 161 on January 1, 2009.  The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

During May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under this FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on July 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not yet assessed the impact of the adoption of this standard on its financial statements.

During June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. The FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The Company will be required to adopt FSP EITF 03-6-1 on July 1, 2009 and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework.  SFAS 157 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established in SFAS 157 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies that when an active market does not exist it may be appropriate to use unobservable inputs to determine fair value.  The Company determines the fair market value of certain of its inventories of agricultural commodities, derivative contracts, and marketable securities based on the fair value definition and hierarchy levels established in SFAS 157.  SFAS 157 establishes three levels within its hierarchy that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 1 assets and liabilities include exchange-traded derivative contracts, U.S. treasury securities and certain publicly traded equity securities.

Level 2:  Observable inputs, including Level 1 prices that have been adjusted; quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be substantially corroborated by observable market data.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, the Company generally classifies assets or liabilities as Level 3 when their fair value is determined using unobservable inputs that individually, or when aggregated with other unobservable inputs, represent more than 10% of the fair value of the assets or liabilities.  Judgment is required in evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification.  Level 3 amounts can include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.  Pursuant to FSP No. FAS 157-2 Effective Date of FASB Statement No. 157, the Company will delay the adoption of SFAS 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations to July 1, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,687	$311	$3,998
Unrealized gains on derivative contracts	396	1,988	44	2,428
Available-for-sale marketable securities	1,242	654	17	1,913
Total Assets	$1,638	$6,329	$372	$8,339
Liabilities:
Unrealized losses on derivative contracts	$331	$1,901	$66	$2,298
Inventory-related liabilities	–	452	–	452
Total Liabilities	$331	$2,353	$66	$2,750

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair market values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations, or market transactions in either listed or OTC markets.  In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a significant component of the fair value amount.  In such cases, the inventory is classified as Level 3. Changes in the fair market value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with our suppliers and customers and our knowledge of current market conditions, the Company does not view counterparty risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the counterparty risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other income –net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income.

The Company’s available-for-sale securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified as Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair market value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income.

The Company’s assessment of the significance of a particular input to a fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2008.

	Level 3 Fair Value Measurements
	Inventories Carried at Market	Derivative Contracts, Net	Available-for- Sale Marketable Securities	Total
	(In millions)

Balance, July 1, 2008	$343	$(6)	$10	$347
Total gains and losses (realized or unrealized) included in earnings before income taxes*	(78)	(5)	(1)	(84)
Purchases, issuances and settlements	(28)	–	8	(20)
Transfers in and/or out of Level 3	74	(11)	–	63
Ending balance, September 30, 2008	$311	$(22)	$17	$306

*Includes losses that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at September 30, 2008 of $60 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Debt and Financing Arrangements

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2008 none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock on June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contact are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of September 30, 2008, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

For further information on the Notes and Units, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

At September 30, 2008, the Company had lines of credit totaling $7.2 billion, of which $6.5 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at September 30, 2008 and 2007 were 3.56% and 5.02%, respectively.  Of the Company’s total lines of credit, $5.1 billion support a commercial paper borrowing facility, against which there were borrowings of $10 million at September 30, 2008.

Note 5.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30,
	2008	2007
	(In millions)

Net earnings	$1,050	$441
Net change in unrealized gain (loss) on investments	(19)	(2)
Deferred gain (loss) on hedging activities	(232)	5
Pension liability adjustment	5	(5)
Foreign currency translation adjustment	(625)	210
Comprehensive income	$179	$649

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Other Income - Net

	Three Months Ended
	September 30,
	2008	2007
	(In millions)

Interest expense	$129	$88
Investment income	(54)	(63)
Net gains on marketable securities transactions	(9)	(15)
Equity in earnings of unconsolidated affiliates	(123)	(85)
Other – net	21	4
	$(36)	$(71)

Note 7.	Postretirement Plans

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), requires companies to measure plan assets and benefit obligations as of the end of the fiscal year instead of a date up to three months prior to the end of the fiscal year.  The Company adopted the measurement provisions of SFAS 158 as of July 1, 2008.  The Company previously measured plan assets and pension and other postretirement benefit obligations at March 31 of each year.  As a result of adopting the measurement date provisions of SFAS 158, the Company recorded an additional three months of pension and other postretirement benefit obligations as of July 1, 2008, which resulted in a $13 million decrease in retained earnings, a $1 million increase in accumulated other comprehensive income, and a $19 million increase in pension and postretirement benefit obligations.

Effective January 1, 2009, the Company will adopt changes to both the pension and postretirement plans for certain U.S. employees.  The Company recognized an $8 million gain this quarter as a result of the changes made to the postretirement plans.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt.  The Company sold its malt operations on July 31, 2008.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

For detailed information regarding the Company’s reportable segments, see Note 14 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Segment Information (Continued)

	Three Months Ended
	September 30,
	2008	2007
	(In millions)
Sales to external customers
Oilseeds Processing	$7,772	$4,610
Corn Processing	2,241	1,521
Agricultural Services	9,569	5,540
Other	1,578	1,157
Total	$21,160	$12,828

Intersegment sales
Oilseeds Processing	$52	$147
Corn Processing	40	19
Agricultural Services	812	420
Other	39	31
Total	$943	$617

Net sales
Oilseeds Processing	$7,824	$4,757
Corn Processing	2,281	1,540
Agricultural Services	10,381	5,960
Other	1,617	1,188
Intersegment elimination	(943)	(617)
Total	$21,160	$12,828

Segment operating profit
Oilseeds Processing	$510	$209
Corn Processing	118	253
Agricultural Services	428	229
Other	120	106
Total segment operating profit	1,176	797
Corporate	318	(150)
Earnings before income taxes	$1,494	$647

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Subsequent Event

The Company has a 23% ownership interest in Gruma S.A.B. de C.V. (Gruma), one of the world’s leading producers and marketers of corn flour and tortillas. The Company employs the equity method of accounting for its investment in Gruma, and records its share of Gruma’s reported financial results on a one-quarter lag basis.   The carrying value of the Company’s investment in Gruma is $333 million as of September 30, 2008.  On October 28, 2008, Gruma publicly announced that it had $788 million of unrealized mark-to-market losses on currency derivative positions which are not subject to margin calls and mature between 2008 and 2011. Additionally, Gruma disclosed that it also had derivative loss positions which were subject to margin calls.  Gruma stated in its announcement that it has entered into a release with its counterparty in settlement of amounts due under the derivative instruments subject to margin calls.  The settlement agreement contemplates that the counterparty will not make margin calls and requires that Gruma make payment to the counterparty of the settlement amount by November 25, 2008. Failure to make such payment when due under the settlement may result in Gruma being required to promptly pay the counterparty $276 million, the amount specified as the full amount due to the counterparty under the terms of the derivative instruments.  $291 million of Gruma’s derivative loss existed as of September 30, 2008, and is reflected in Gruma’s reported net loss of Ps. 1.7 billion (US $165 million) for the quarter ending September 30, 2008.  Gruma stated that its results have been affected by the non-cash charges resulting from the mark-to-market changes in the value of its currency derivative instruments and it expects that such fluctuations in value may continue.

The Company expects to record its share of Gruma’s quarter-ended September 30, 2008 financial results in the Company’s second quarter (December 31, 2008) financial statements, on a consistent one-quarter lag basis. The Company accounts for its investment in Gruma using the equity method of accounting, which will result in a non-cash loss of approximately $24 million, after income tax, in the Company’s second quarter.  In addition, based on Gruma’s disclosures regarding the unrealized currency derivative losses arising subsequent to September 30, 2008, the Company may report additional losses in future reporting periods. The Company has evaluated the carrying value of its investment in Gruma as of September 30, 2008 in light of Gruma’s announcement, and does not consider its investment in Gruma to be other-than-temporarily impaired.  The Company based its evaluation on Gruma’s public disclosures about its currency derivative losses and its expected future cash flows, and the Company’s knowledge of Gruma’s business. The Company’s evaluation required the use of assumptions and management judgment, including forecasts of Gruma’s future operating results and impacts resulting from its derivative positions.  If different assumptions and judgment had been applied, the conclusion could have differed.

The Company has no present obligation to provide funding to Gruma.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and barley into malt.  The Company sold its malt operations on July 31, 2008.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Oilseeds Processing, Agricultural Services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and cost of products sold.  As a result, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales amounts.

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit, return on fixed capital investment, return on equity and return on net assets.  The Company’s operating results can vary significantly due to changes in unpredictable factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net earnings for the quarter increased principally due to increased segment operating profits and a credit related to decreased LIFO inventory valuation reserves resulting from a sharp decline in commodity costs during the current quarter.

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Shifting global sources of grain supplies, continuing commodity and freight market volatility and the delayed U.S. harvest created enhanced profit opportunities for the Company.  Improved global crop outlooks coupled with concerns over weakening demand caused by economic uncertainty, high commodity market prices, and other factors contributed to a sharp decline in agricultural commodity market prices this quarter, although market prices remained generally higher than they were the previous year.    Biodiesel markets continued to develop, particularly in South America, and contributed to the increased demand for refined and crude vegetable oils.  Compared to last year, market prices for corn increased sharply due to increased demand, resulting in higher raw material costs for Corn Processing which were only partially passed on in the form of increased selling prices for sweeteners and starches and bioproducts.  Higher energy and fuel costs negatively impacted manufacturing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 65% to $21.2 billion, with approximately 95% of the increase due to increased average selling prices across all product lines.  Sales volumes were comparable overall between periods, with increases for merchandised oilseeds, sweeteners and starches and ethanol offset by decreases for vegetable oil, protein meal, feed grains and wheat.  Currency exchange rate fluctuations accounted for approximately 5% of the increase in net sales and other operating income.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$4,883	$2,808	$2,075
Refining, Packaging, Biodiesel & Other	2,844	1,767	1,077
Asia	45	35	10
Total Oilseeds Processing	7,772	4,610	3,162

Corn Processing
Sweeteners and Starches	1,039	834	205
Bioproducts	1,202	687	515
Total Corn Processing	2,241	1,521	720

Agricultural Services
Merchandising & Handling	9,496	5,480	4,016
Transportation	73	60	13
Total Agricultural Services	9,569	5,540	4,029

Other
Wheat, Cocoa, and Malt	1,550	1,133	417
Financial	28	24	4
Total Other	1,578	1,157	421
Total	$21,160	$12,828	$8,332

Oilseeds Processing sales increased 69% to $7.8 billion due principally to increased average selling prices across all product lines.  Overall, Oilseeds Processing sales volumes were comparable, with higher sales volumes of merchandised oilseeds, fertilizer and biodiesel offset by lower sales volumes of vegetable oils and protein meal.  Corn Processing sales increased 47% to $2.2 billion due to higher average selling prices and higher sales volumes for Bioproducts and Sweetener and Starches.  Agricultural Services sales increased 73% to $9.6 billion, due principally to increased average selling prices of agricultural commodities, partially offset by lower sales volumes.  Other sales increased 36% to $1.6 billion primarily due to higher average selling prices of wheat flour and increased average selling prices and sales volumes of cocoa products partially offset by decreased sales volumes of malt resulting from the disposal of the Company’s malt business during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 62% to $19.3 billion due principally to increased agricultural commodity costs.  Manufacturing expenses increased $193 million primarily due to increased energy, fuel and employee-related costs.  Foreign currency translation effects accounted for approximately 6% of the increase in cost of products sold.

Selling, general and administrative expenses increased 16% to $409 million due principally to higher employee-related costs, increased provisions for doubtful accounts, and the impact of foreign currency translation.

Other income –net decreased $35 million primarily due to higher interest expense related to increased long term debt, decreased investment income, and decreased gains on marketable securities transactions, partially offset by higher equity in earnings of affiliates.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	September 30,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$339	$131	$208
Refining, Packaging, Biodiesel & Other	106	62	44
Asia	65	16	49
Total Oilseeds Processing	510	209	301

Corn Processing
Sweeteners and Starches	65	167	(102)
Bioproducts	53	86	(33)
Total Corn Processing	118	253	(135)

Agricultural Services
Merchandising & Handling	385	185	200
Transportation	43	44	(1)
Total Agricultural Services	428	229	199

Other
Wheat, Cocoa, and Malt	103	38	65
Financial	17	68	(51)
Total Other	120	106	14
Total Segment Operating Profit	1,176	797	379
Corporate	318	(150)	468
Earnings Before Income Taxes	$1,494	$647	$847

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased 144% to $510 million. Crushing and Origination results increased 159% to $339 million due principally to improved global crush margins primarily related to favorable raw material positioning.  Origination margins increased in Europe and South America and fertilizer results improved in South America due principally to increased sales volumes.  Refining, Packaging, Biodiesel and Other results increased 71% to $106 million due principally to improved refining margins and improved biodiesel margins in Europe and South America.  In addition, average selling prices of value-added soy products increased and biodiesel sales volumes in South America increased due to the recently-opened plant in Rondonopolis, Brazil.  Asia results increased $49 million due principally to increased equity earnings related to our investment in Wilmar International Ltd.

Corn Processing operating profits declined 53% to $118 million.  Sweetener and Starches operating profits declined 61% to $65 million due principally to sharply higher net corn and energy costs, partially offset by increased sales volumes and higher average selling prices.  Bioproducts operating profit declined 38% to $53 million due principally to higher net corn and energy costs partially offset by higher average selling prices and increased sales volumes for ethanol and lysine.  Net corn costs increased sharply and were negatively impacted this quarter by mark-to-market losses on corn futures and options used to economically hedge sales obligations.

Agricultural Services operating profits increased 87% to $428 million, primarily due to improved global Merchandising and Handling margins resulting from opportunities created by volatile commodity and freight market conditions, global shifts in the sources of grain supplies and the delayed U.S. harvest.  Transportation results were similar as lower barge freight volumes and increased operating costs were partially offset by increased barge freight rates.

Other operating profits increased 13% to $120 million due principally to improved operating margins in wheat and cocoa, higher equity earnings of affiliates and increased sales volumes of cocoa and chocolate products partially offset by decreased interest income from the Company’s brokerage services business and reduced income from the Company’s managed fund investments.  Wheat, Cocoa and Malt includes one-time gains of $9 million related to the disposal of the Company’s malt business.

Corporate results increased $468 million due principally to a LIFO credit of $453 compared to a LIFO charge of $83 million in the prior year quarter, related to the effect of decreasing commodity costs on LIFO inventory valuations.  Corporate unallocated interest was a net expense of $19 million for the quarter compared to net income of $45 million in the prior year quarter.  Corporate interest expense increased due principally to additional long term debt borrowings, and corporate interest income decreased primarily due to lower average interest rates.

Income taxes increased due principally to higher pretax earnings.  The Company’s effective tax rate for the quarter is 29.7% as compared to 31.8% in the prior year’s quarter.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At September 30, 2008, the Company had $3.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1.  Included in working capital is $5.8 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $4.7 billion for the quarter compared to $1.2 billion of cash used in operations the same quarter last year.  This change was primarily due to a decrease in working capital requirements principally related to decreased market prices and, to a lesser extent, decreased quantities of agricultural commodity inventories, principally readily marketable commodity inventories, and decreased receivables.  Cash used in financing activities was $2.7 billion compared to cash generated by financing activities of $1.9 billion the same quarter last year due principally to changes in short-term borrowing requirements.  Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

Capital resources remained strong as reflected by the Company’s net worth of $13.5 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 36% at September 30, 2008 and at June 30, 2008.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

During the three months ended September 30, 2008, the Company’s purchase obligations decreased $3.7 billion to $21.6 billion.  This decrease was principally related to obligations to purchase inventory, principally related to agricultural commodities.  As of September 30, 2008, the Company expects to make payments related to purchase obligations of $20.0 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended September 30, 2008.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2008 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

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

	Three months ended		Year ended
	September 30, 2008		June 30, 2008
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$300	$30	$1,260	$126
Lowest position	(815)	(82)	(915)	(92)
Average position	(153)	(15)	251	25

The decrease in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total		Total Number of	Number of Shares
	Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2008 to
July 31, 2008	83	$28.25	83	75,630,206

August 1, 2008 to
August 31, 2008	626,658	26.03	58	75,630,148

September 1, 2008 to
September 30, 2008	4,383,097	24.33	4,283,097	71,347,051

Total	5,009,838	$24.54	4,283,238	71,347,051

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: November 10, 2008