Form 10-Q
period 2008-12-31
ARCHER DANIELS MIDLAND CO
filed 2009-02-09
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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

Common Stock, no par value – 641,889,521 shares
(January 31, 2009)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	(In millions, except
	per share amounts)

Net sales and other operating income	$16,673	$16,496
Cost of products sold	15,461	15,548
Gross Profit	1,212	948

Selling, general and administrative expenses	337	338
Other (income) expense – net	49	(75)
Earnings Before Income Taxes	826	685

Income taxes	241	212

Net Earnings	$585	$473

Average number of shares outstanding – basic	642	643

Average number of shares outstanding – diluted	643	646

Basic earnings per common share	$0.91	$0.74

Diluted earnings per common share	$0.91	$0.73

Dividends per common share	$0.13	$0.115

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
	(In millions, except
	per share amounts)

Net sales and other operating income	$37,833	$29,324
Cost of products sold	34,754	27,446
Gross Profit	3,079	1,878

Selling, general and administrative expenses	746	693
Other (income) expense – net	13	(146)
Earnings Before Income Taxes	2,320	1,331

Income taxes	685	418

Net Earnings	$1,635	$913

Average number of shares outstanding – basic	643	644

Average number of shares outstanding – diluted	644	646

Basic earnings per common share	$2.54	$1.42

Diluted earnings per common share	$2.54	$1.41

Dividends per common share	$0.26	$0.23

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2008	2008
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$2,248	$810
Short-term marketable securities	1,104	455
Segregated cash and investments	1,860	2,035
Receivables	8,673	11,483
Inventories	7,681	10,160
Other assets	538	512
Total Current Assets	22,104	25,455

Investments and Other Assets
Investments in and advances to affiliates	2,640	2,773
Long-term marketable securities	633	590
Goodwill	501	506
Other assets	611	607
Total Investments and Other Assets	4,385	4,476

Property, Plant, and Equipment
Land	229	238
Buildings	3,085	3,207
Machinery and equipment	12,371	12,410
Construction in progress	2,175	1,924
	17,860	17,779
Accumulated depreciation	(10,448)	(10,654)
Total Property, Plant, and Equipment	7,412	7,125
Total Assets	$33,901	$37,056

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$568	$3,123
Accounts payable	6,762	6,544
Accrued expenses	3,727	4,722
Current maturities of long-term debt	44	232
Total Current Liabilities	11,101	14,621

Long-Term Liabilities
Long-term debt	7,751	7,690
Deferred income taxes	620	473
Other	735	782
Total Long-Term Liabilities	9,106	8,945

Shareholders’ Equity
Common stock	4,999	5,039
Reinvested earnings	8,947	7,494
Accumulated other comprehensive (loss) income	(252)	957
Total Shareholders’ Equity	13,694	13,490
Total Liabilities and Shareholders’ Equity	$33,901	$37,056

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
	(In millions)
Operating Activities
Net earnings	$1,635	$913
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	357	360
Asset abandonments	9	21
Deferred income taxes	167	93
Equity in earnings of affiliates, net of dividends	(128)	(140)
Pension and postretirement accruals (contributions), net	(101)	8
Other – net	108	110
Changes in operating assets and liabilities
Segregated cash and investments	118	98
Receivables	(293)	(1,694)
Inventories	2,858	(3,984)
Other assets	92	(107)
Accounts payable and accrued expenses	1,043	1,396
Total Operating Activities	5,865	(2,926)

Investing Activities
Purchases of property, plant, and equipment	(1,069)	(896)
Net assets of businesses acquired	(24)	(10)
Purchases of marketable securities	(1,644)	(462)
Proceeds from sales of marketable securities	907	418
Proceeds from sales of business	237	8
Other – net	36	(4)
Total Investing Activities	(1,557)	(946)

Financing Activities
Long-term debt borrowings	102	515
Long-term debt payments	(16)	(49)
Net borrowings (payments) under line of credit agreements	(2,698)	4,042
Purchases of treasury stock	(100)	(61)
Cash dividends	(167)	(148)
Other – net	9	15
Total Financing Activities	(2,870)	4,314

Increase (Decrease) In Cash and Cash Equivalents	1,438	442
Cash and Cash Equivalents-Beginning of Period	810	663

Cash and Cash Equivalents-End of Period	$2,248	$1,105

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending    June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2008.

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

During December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) replaces SFAS 141, Business Combinations.  SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009.  The Company has not yet assessed the impact of the adoption of these standards on its financial statements.

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

During December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (FAS 132(R)-1).  FAS 132(R)-1 expands the disclosure requirements of SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)).  The disclosure provisions of SFAS 132(R)-1 apply to entities that are subject to the disclosure requirements of SFAS 132(R).  SFAS 132(R)-1 requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS 157, Fair Value Measurements (SFAS 157), the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The Company will be required to adopt SFAS 132(R)-1 on June 30, 2010.  The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

Note 3.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS 157, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework.  SFAS 157 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established in SFAS 157 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies that when an active market does not exist it may be appropriate to use unobservable inputs to determine fair value.  The Company determines the fair market value of certain of its inventories of agricultural commodities, derivative contracts, and marketable securities based on the fair value definition and hierarchy levels established in SFAS 157.  SFAS 157 establishes three levels within its hierarchy that may be used to measure fair value:

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.  Pursuant to FSP FAS 157-2 Effective Date of FASB Statement No. 157, the Company will delay the adoption of SFAS 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations to July 1, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,321	$321	$3,642
Unrealized gains on derivative contracts	1,052	2,087	134	3,273
Available-for-sale marketable securities	1,171	740	12	1,923
Total Assets	2,223	6,148	467	8,838
Liabilities:
Unrealized losses on derivative contracts	1,001	1,740	116	2,857
Inventory-related liabilities	–	579	7	586
Total Liabilities	$1,001	$2,319	$123	$3,443

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income)expense–net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 31, 2008.

	Level 3 Fair Value Measurements
	Inventories Carried at Market	Derivative Contracts, Net	Available-for- Sale Marketable Securities	Total
	(In millions)

Balance, October 1, 2008	$311	$(22)	$17	$306
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(141)	16	–	(125)
Purchases, issuances and settlements	149	(1)	10	158
Transfers in and/or out of Level 3	(5)	25	(15)	5
Ending balance, December 31, 2008	$314	$18	$12	$344

*Includes unrealized gains of $55 million attributable to the change in Level 3 derivative assets still held at December 31, 2008 and unrealized losses of $20 million attributable to the change in Level 3 inventories carried at market still held at December 31, 2008.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2008.

	Level 3 Fair Value Measurements
	Inventories Carried at Market	Derivative Contracts, Net	Available-for- Sale Marketable Securities	Total
	(In millions)

Balance, July 1, 2008	$343	$(6)	$10	$347
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(219)	11	(1)	(209)
Purchases, issuances and settlements	121	(1)	18	138
Transfers in and/or out of Level 3	69	14	(15)	68
Ending balance, December 31, 2008	$314	$18	$12	$344

*Includes unrealized gains of $33 million attributable to the change in Level 3 derivative assets still held at December 31, 2008 and unrealized losses of $56 million attributable to the change in Level 3 inventories carried at market still held at December 31, 2008.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Debt and Financing Arrangements

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014. As of December 31, 2008, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock on June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contact are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of December 31, 2008, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

For further information on the Notes and Units, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Note 5.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In millions)

Net earnings	$585	$473	$1,635	$913
Unrealized gain (loss) on investments	(8)	(4)	(27)	(6)
Deferred gain (loss) on hedging activities	(22)	19	(254)	25
Pension liability adjustment	9	(1)	14	(6)
Foreign currency translation adjustment	(317)	64	(942)	274
Comprehensive income	$247	$551	$426	$1,200

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Other (Income) Expense - Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In millions)

Interest expense	$120	$113	$249	$201
Investment income	(48)	(69)	(102)	(132)
Net (gain) loss on marketable
securities transactions	–	(13)	(9)	(27)
Equity in earnings of affiliates	(93)	(124)	(216)	(210)
Other – net	70	18	91	22
	$49	$(75)	$13	$(146)

Note 7.	Postretirement Plans

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into products such as wheat into wheat flour, cocoa into chocolate and cocoa products, barley into malt and sugarcane into sugar and ethanol.  The Company sold its malt operations on July 31, 2008.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In millions)

Sales to external customers
Oilseeds Processing	$5,296	$5,255	$13,068	$9,865
Corn Processing	1,853	1,683	4,094	3,204
Agricultural Services	8,141	8,233	17,710	13,773
Other	1,383	1,325	2,961	2,482
Total	$16,673	$16,496	$37,833	$29,324

Intersegment sales
Oilseeds Processing	$16	$127	$68	$274
Corn Processing	19	20	59	39
Agricultural Services	800	794	1,612	1,215
Other	39	35	78	66
Total	$874	$976	$1,817	$1,594

Net sales
Oilseeds Processing	$5,312	$5,382	$13,136	$10,139
Corn Processing	1,872	1,703	4,153	3,243
Agricultural Services	8,941	9,027	19,322	14,988
Other	1,422	1,360	3,039	2,548
Intersegment elimination	(874)	(976)	(1,817)	(1,594)
Total	$16,673	$16,496	$37,833	$29,324

Segment operating profit
Oilseeds Processing	$319	$219	$829	$428
Corn Processing	29	275	147	528
Agricultural Services	462	315	890	544
Other	5	146	125	252
Total segment operating profit	815	955	1,991	1,752
Corporate	11	(270)	329	(421)
Earnings before income taxes	$826	$685	$2,320	$1,331

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Investment in Affiliate

The Company has a 23% ownership interest in Gruma S.A.B. de C.V. (Gruma), one of the world’s leading producers and marketers of corn flour and tortillas. The carrying value of the Company’s investment in Gruma is $254 million as of December 31, 2008.

On October 28, 2008, Gruma publicly announced that it had $788 million of unrealized mark-to-market losses on currency derivative instruments which mature between 2008 and 2011. Gruma stated it is not subject to margin calls on these instruments. Additionally, Gruma disclosed that it also had $276 million of derivative losses on instruments which were subject to margin calls with another of the various counterparties with whom Gruma contracted such instruments (the “Counterparty”). Gruma’s announcement states that it has entered into a release with the Counterparty in settlement of amounts due under these derivative instruments.

On November 13, 2008, Gruma announced it had obtained a credit line that allows it to satisfy its payment obligations related to its currency derivative instruments maturing in 2008. Gruma stated it will use part of this credit line to satisfy its commitments arising from the currency derivative instruments that had margin calls, which Gruma had agreed to pay by November 25, 2008. Gruma stated it is still working to meet, to the satisfaction of all parties, its obligations under the derivative instruments maturing in 2009, 2010, and 2011, which instruments are not subject to margin calls. Gruma stated on October 28, 2008 that its results have been affected by the non-cash charges resulting from the mark-to-market changes in the value of its currency derivative instruments and it expects that such fluctuations in value may continue.

On December 16, 2008, Gruma filed a Form 6-K with the United States Securities and Exchange Commission which contained details regarding its foreign currency derivative instruments, including notional amounts, losses as of September 30, 2008, and a sensitivity analysis which specified additional potential losses assuming a hypothetical 10% depreciation in the value of the underlying assets.

The Company employs the equity method of accounting for its investment in Gruma, and records its share of Gruma’s reported financial results on a one-quarter lag basis. $291 million of Gruma’s derivative loss existed as of September 30, 2008, and is reflected in Gruma’s reported net loss of Ps. 1.7 billion (US $165 million) for the quarter ended September 30, 2008 and the Company recorded its share of this loss in its results for the quarter ended December 31, 2008. Based on Gruma’s disclosures and filings dated October 13, 2008, October 28, 2008 and December 16, 2008; fluctuations in foreign currency exchange rates between September 30, 2008 and December 31, 2008; and the Company’s assumptions regarding Mexican income tax impacts, the Company expects Gruma to record additional losses in its quarter-ended December 31, 2008 financial results. The Company estimates its share of Gruma’s derivative losses for the quarter-ended December 31, 2008 to result in a non-cash charge of between $80 million and $110 million, after income tax, in the Company’s third quarter.  In addition, based on Gruma’s public disclosures and the sensitivity analysis contained in Gruma’s Form 6-K filed December 16, 2008, the Company may report additional losses in future reporting periods.

The Company has evaluated the carrying value of its investment in Gruma as of December 31, 2008 in light of Gruma’s announcements, and does not consider its investment in Gruma to be other-than-temporarily impaired. The Company based its evaluation on Gruma’s public disclosures about its currency derivative losses and its expected future cash flows, and the Company’s knowledge of Gruma’s business. The Company’s evaluation required the use of assumptions and management judgment, including forecasts of Gruma’s future operating results and impacts resulting from its derivative positions. If different assumptions and judgment had been applied, the conclusion could have differed.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into products such as wheat into wheat flour, cocoa into chocolate and cocoa products, barley into malt, and sugarcane into sugar and ethanol.  The Company sold its malt operations on July 31, 2008.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, and futures commission merchant activities.

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

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net earnings for the quarter increased due principally to decreased LIFO inventory valuation reserves resulting from a decline in commodity costs during the current quarter, partially offset by decreased segment operating profits.

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  This quarter, the Company experienced impacts resulting from the later than normal U.S. harvest, decreased exports of U.S. agricultural products, declining market prices for many agricultural commodities, and generally weaker global economic conditions.  An increase in global production of agricultural products and the anticipation of weakening future demand contributed to the decline in agricultural commodity market prices this quarter.  Volatility in the commodity and freight markets remained relatively high, and continued to create enhanced profit opportunities for the Company.  Net corn costs increased, due principally to lower by-product credits and the impact from the Company’s corn hedging activity.  Additionally, ethanol margins decreased sharply as lower demand for gasoline, decreased gasoline prices, and excess ethanol industry capacity negatively impacted ethanol selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income increased 1% to $16.7 billion for the quarter, reflecting increased average selling prices, decreased sales volumes and foreign currency translation impacts.  A $2.3 billion increase due to higher average selling prices was offset by a $1.7 billion decrease due to lower sales volumes and a $0.5 billion decrease due to foreign exchange translation.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	December 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$2,982	$3,280	$(298)
Refining, Packaging, Biodiesel & Other	2,264	1,919	345
Asia	50	56	(6)
Total Oilseeds Processing	5,296	5,255	41

Corn Processing
Sweeteners and Starches	944	791	153
Bioproducts	909	892	17
Total Corn Processing	1,853	1,683	170

Agricultural Services
Merchandising & Handling	8,062	8,179	(117)
Transportation	79	54	25
Total Agricultural Services	8,141	8,233	(92)

Other
Wheat, Cocoa, Malt, and Sugar	1,353	1,303	50
Financial	30	22	8
Total Other	1,383	1,325	58
Total	$16,673	$16,496	$177

Oilseeds Processing sales were relatively unchanged at $5.3 billion.  Higher average selling prices of vegetable oils and biodiesel were offset by lower sales volumes of protein meal and merchandised oilseeds.  Corn Processing sales increased 10% to $1.9 billion due to higher average selling prices of sweeteners and starches and higher sales volumes of bioproducts partially offset by lower sales volumes of sweeteners and starches and lower average selling prices of bioproducts.  Agricultural Services sales decreased 1% to $8.1 billion, due principally to lower sales volumes of grain partially offset by higher average selling prices.  Other sales increased 4% to $1.4 billion primarily due to higher average selling prices of wheat flour and cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold was unchanged at $15.5 billion reflecting decreased sales volumes, a $0.5 billion impact from foreign currency translation and decreased LIFO inventory reserves partially offset by increased agricultural commodity costs.  Manufacturing expenses increased $43 million primarily due to higher chemical, energy and fuel costs.

Selling, general and administrative expenses were relatively unchanged at $337 million due principally to increased provisions for doubtful accounts offset by lower employee-related costs and the impact of foreign currency translation.

Other (income) expense-net decreased $124 million due principally to decreased equity in earnings of affiliates, decreased gains on sales of assets and marketable securities, increased net interest expense and increased minority interest eliminations.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	December 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$187	$141	$46
Refining, Packaging, Biodiesel & Other	86	46	40
Asia	46	32	14
Total Oilseeds Processing	319	219	100

Corn Processing
Sweeteners and Starches	140	150	(10)
Bioproducts	(111)	125	(236)
Total Corn Processing	29	275	(246)

Agricultural Services
Merchandising & Handling	385	258	127
Transportation	77	57	20
Total Agricultural Services	462	315	147

Other
Wheat, Cocoa, Malt, and Sugar	51	78	(27)
Financial	(46)	68	(114)
Total Other	5	146	(141)
Total Segment Operating Profit	815	955	(140)
Corporate	11	(270)	281
Earnings Before Income Taxes	$826	$685	$141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $100 million for the quarter.  Crushing and origination results increased $46 million for the quarter due principally to improved crushing margins, including favorable risk management results,   and higher origination margins, partially offset by lower fertilizer sales volumes and margins.  Refining, packaging, biodiesel and other results increased $40 million for the quarter.  Biodiesel results increased for the quarter primarily related to the start up of a new facility in Brazil and favorable impacts from derivatives used to economically hedge future sales commitments in Europe.  Refining, packaging, biodiesel and other results also improved due to recent increases in selling prices for many key products and the absence of asset abandonment charges of $15 million included in the quarter ended December 31, 2007.  Asia results increased $14 million for the quarter due to increased earnings related to equity investments, principally Wilmar International Limited.

Corn Processing operating profit decreased $246 million for the quarter. Sweetener and starches operating profit decreased $10 million for the quarter due principally to higher net corn costs and increased manufacturing costs, partially offset by higher average selling prices.  Bioproducts operating profit decreased $236 million for the quarter due principally to a significant decline in ethanol margins resulting from  higher net corn costs and increased manufacturing costs, lower average selling prices, and the  write-down of ethanol inventory to market.  Net corn costs increased, due principally to lower by-product credits and the impact from the Company’s corn hedging activity.

Agricultural Services operating profit increased $147 million for the quarter due principally to improved global merchandising and handling margins resulting from opportunities created by volatile commodity and freight market conditions.  In addition, income from storage and drying increased for the quarter.  Transportation results increased for the quarter due principally to higher barge freight rates.

Other operating profit decreased $141 million for the quarter.  Wheat, cocoa, malt and sugar operating profits decreased $27 million for the quarter due principally to lower equity earnings from the Company’s investment in Gruma S.A.B. de C.V. related primarily to foreign currency derivative losses (see Note 9 to Consolidated Financial Statements), partially offset by improved wheat and cocoa processing margins.  Financial operating profits decreased $114 million for the quarter primarily due to increased captive insurance loss provisions, decreased interest income of the Company’s futures commission merchant operations and decreased gains from sales of marketable securities.

Corporate results increased $281 million for the quarter due principally to a reduction in LIFO inventory reserves of $123 million for the quarter ended December 31, 2008 compared to increased LIFO inventory reserves of $225 million for the quarter ended December 31, 2007.  Corporate unallocated interest was a net expense of $32 million for the quarter compared to net income of $38 million in the prior year.  Corporate interest expense increased due principally to additional long-term debt borrowings and decreased interest income, partially offset by increased capitalized interest on capital projects.

Income taxes increased due principally to higher pretax earnings.  The Company’s effective tax rate for the quarter is 29.2% as compared to 30.9% in the prior year’s quarter.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31. 2007

Net earnings for the six months increased due principally to decreased LIFO inventory valuation reserves resulting from a decline in commodity costs during the current six month period, and increased segment operating profits.

As an agricultural-based commodity business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Shifting global sources of grain supplies, continuing commodity and freight market volatility, decreased exports of U.S. agricultural products and the delayed U.S. harvest created enhanced profit opportunities for the Company.  An increase in global production of agricultural products and the anticipation of weakening future demand contributed to the decline in agricultural commodity market prices.  Biodiesel markets continue to develop, particularly in South America, and contributed to an increase in demand for refined and crude vegetable oils.   Compared to last year, market prices for corn increased sharply resulting in higher raw material costs which negatively impacted ethanol margins and   were only partially passed on in the form of increased selling prices for sweeteners and starches.  Additionally, ethanol margins decreased as lower demand for gasoline, decreased gasoline prices, and excess ethanol industry capacity limited the Company’s ability to increase ethanol selling prices.  Higher chemical, energy and fuel costs negatively impacted the Company’s manufacturing costs.

Analysis of Statements of Earnings

Net sales and other operating income increased 29% to $ 37.8 billion for the six months, reflecting increased average selling prices and decreased sales volumes.  A $10 billion increase due to higher average selling prices was partially offset by a $1.6 billion decrease due to lower sales volumes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	December 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$7,865	$6,088	$1,777
Refining, Packaging, Biodiesel & Other	5,108	3,686	1,422
Asia	95	91	4
Total Oilseeds Processing	13,068	9,865	3,203

Corn Processing
Sweeteners and Starches	1,983	1,625	358
Bioproducts	2,111	1,579	532
Total Corn Processing	4,094	3,204	890

Agricultural Services
Merchandising & Handling	17,558	13,659	3,899
Transportation	152	114	38
Total Agricultural Services	17,710	13,773	3,937

Other
Wheat, Cocoa, Malt, and Sugar	2,903	2,436	467
Financial	58	46	12
Total Other	2,961	2,482	479
Total	$37,833	$29,324	$8,509

Oilseeds Processing sales increased 32% to $13.1 billion due principally to higher average selling prices resulting primarily from increases in underlying commodity costs.  Sales quantities of biodiesel also increased due principally to the start up of a new facility in Brazil.  Corn Processing sales increased 28% to $4.1 billion.  Sweeteners and starches sales increased due principally to higher average selling prices.  Bioproducts sales increased primarily as a result of increased sales volumes and higher average selling prices of ethanol and lysine.  Agricultural Services sales increased 29% to $17.7 billion due primarily to increased underlying commodity costs, partially offset by decreased sales volumes.  Other sales increased 19% to $3.0 billion primarily due to higher average selling prices of wheat flour and cocoa products, partially offset by decreased sales volumes.

Cost of products sold increased 27% to $34.8 billion due principally to increased agricultural commodity costs, partially offset by decreased sales volumes and decreased LIFO inventory reserves.  Manufacturing expenses increased $235 million primarily due to increased chemical, energy and fuel costs.

Selling, general and administrative expenses increased 8% to $746 million due principally to increased provisions for doubtful accounts offset by lower employee-related costs, and to a lesser extent, the impact of foreign currency translation.

Other (income) expense-net decreased $159 million due principally to decreased gains on sales of assets and marketable securities, increased interest expense, decreased investment income and increased minority interest eliminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the six months is as follows:

	Six Months Ended
	December 31,
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$526	$272	$254
Refining, Packaging, Biodiesel & Other	192	108	84
Asia	111	48	63
Total Oilseeds Processing	829	428	401

Corn Processing
Sweeteners and Starches	205	317	(112)
Bioproducts	(58)	211	(269)
Total Corn Processing	147	528	(381)

Agricultural Services
Merchandising & Handling	770	443	327
Transportation	120	101	19
Total Agricultural Services	890	544	346

Other
Wheat, Cocoa, Malt, and Sugar	154	116	38
Financial	(29)	136	(165)
Total Other	125	252	(127)
Total Segment Operating Profit	1,991	1,752	239
Corporate	329	(421)	750
Earnings Before Income Taxes	$2,320	$1,331	$989

Oilseeds Processing operating profit increased $401 million to $829 million.  Crushing and origination results increased $254 million to $526 million due principally to improved crushing margins, including favorable impacts from raw material positioning and risk management results.    In addition, higher origination margins were partially offset by lower fertilizer sales volumes and margins. Refining, packaging, biodiesel and other results increased $84 million to $192 million.  Biodiesel results increased primarily due to the start up of a new facility in Brazil and favorable impacts from derivatives used to hedge future sales commitments in Europe.  Refining, packaging, biodiesel and other results also improved due to increased selling prices and the absence of asset abandonment charges of $18 million included in the six months ended December 31, 2007.  Asia results increased $63 million to $111 million due to increased earnings related to equity investments, principally Wilmar International Limited.

Corn Processing operating profit decreased $381 million to $147 million. Sweetener and starches operating profit decreased $112 million due principally to sharply higher net corn costs and increased manufacturing costs, partially offset by higher average selling prices. Bioproducts operating profit decreased $269 million due principally to a significant decline in ethanol margins resulting from sharply higher net corn costs, increased manufacturing costs, lower average selling prices and the write-down of ethanol inventory to market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased $346 million to $890 million due principally to improved global merchandising and handling margins resulting from opportunities created by volatile commodity and freight market conditions, global shifts in the sources of grain supplies and the delayed U.S. harvest.  Transportation results increased due principally to higher barge freight rates.

Other operating profit decreased $127 million to $125 million.  Wheat, cocoa, malt and sugar operating profit increased $38 million to $154 million due principally to improved wheat and cocoa processing margins partially offset by lower equity earnings from the Company’s investment in Gruma S.A.B. de C.V. related primarily to foreign currency derivative losses (See Note 9 to Consolidated Financial Statements).  Financial operating profit decreased $165 million primarily due to increased captive insurance loss provisions, decreased interest income of the Company’s futures commission merchant operations and decreased gains from sales of marketable securities.

Corporate results increased $750 million to $329 million due principally to LIFO credits of $576 million compared to LIFO charges of $307 million in the prior year.  Corporate unallocated interest decreased $132 million primarily related to increased interest expense and decreased interest income, partially offset by increased capitalized interest on construction projects.

Income taxes increased due principally to higher pretax earnings.  The Company’s effective tax rate for the six months is 29.5% as compared to 31.4% in the prior year’s six months.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At December 31, 2008, the Company had $3.4 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.0 to 1.  Included in working capital is $5.3 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $5.9 billion for the quarter compared to $2.9 billion of cash used in operations the same quarter last year.  This change was primarily due to a decrease in working capital requirements principally related to decreased market prices and, to a lesser extent, decreased quantities of agricultural commodity inventories, and decreased receivables.  Cash used in financing activities was $2.9 billion compared to cash generated by financing activities of $4.3 billion the same quarter last year due principally to changes in short-term borrowing requirements.  Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

At December 31, 2008, the Company had lines of credit totaling $6.3 billion, of which $5.7 billion was unused. Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at December 31, 2008.

Capital resources remained strong as reflected by the increase in the Company’s net worth from $13.5 billion to $13.7 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 36% at December 31, 2008 and at June 30, 2008.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of December 31, 2008 were $13.0 billion. As of December 31, 2008, the Company expects to make payments related to purchase obligations of $11.7 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the six months ended December 31, 2008.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended December 31, 2008 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those used to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in such prices.  Actual results may differ.

	Six Months Ended		Year Ended
	December 31, 2008		June 30, 2008
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position	$300	$30	$1,260	$126
Lowest position	(1,457)	(146)	(915)	(92)
Average position	(564)	(56)	251	25

The decrease in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Environmental Matters

The United States Environmental Protection Agency (USEPA) and the Missouri Department of Natural Resources have initiated a criminal investigation of the wastewater discharge practices at one of the Company’s barge facilities in Missouri.  Since February 2008, several employees at the facility have received grand jury subpoenas relating to wastewater discharges from the facility. The Company has been cooperating with the investigation.  On January 14, 2009, USEPA advised the Company that it intends to seek an indictment. The Company does not yet have enough information to reasonably estimate any penalty that may be imposed if any enforcement action is brought.

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

ITEM 1A.	RISK FACTORS

There were no material changes in the Company’s risk factors during the three months ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2008 to
October 31, 2008	99	$22.11	99	71,346,952

November 1, 2008 to
November 30, 2008	3,443	25.70	7	71,346,945

December 1, 2008 to
December 31, 2008	2,424	27.97	133	71,346,812

Total	5,966	$26.56	239	71,346,812

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

The Annual Meeting of Stockholders was held on November 6, 2008.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

G. W. Buckley	515,829,297	13,352,798
M. H. Carter	498,209,657	30,972,438
V. F. Haynes	445,888,045	83,294,050
A. Maciel	445,671,372	83,510,723
P. J. Moore	495,597,875	33,584,220
M. B. Mulroney	479,532,079	49,650,016
T. F. O’Neill	445,823,050	83,359,045
K. R. Westbrook	441,607,808	87,574,287
P. A. Woertz	499,412,236	29,769,859

The Stockholder’s Proposal No. 1 (Code of Conduct Regarding Global Human Rights Standards) was defeated as follows:

For	Against	Abstain

93,496,621	313,997,695	45,949,002

The appointment of Ernst & Young LLP as independent accountants was ratified at the meeting by the following votes:

For	Against	Abstain

519,885,318	8,098,016	1,198,761

ITEM 5.	OTHER INFORMATION

Effective on February 5, 2009, the Company’s Board of Directors approved the following amendments to the Company’s Bylaws: (i) an amendment to Section 1.4(c) to require that proponents of stockholder proposals disclose to the Company their derivative and other interests in the Company’s equity securities; (ii) amendments to Section 2.8 to (a) clarify the Governance Committee’s role in determining the materiality of a director’s potential conflict of interest and (b) recognize the independence requirements of the New York Stock Exchange; and (iii) an amendment to Section 6.7 to clarify that the indemnification and other rights set forth in Article VI vest as of the commencement of service.

The full text of the Company’s Bylaws, as amended, is included as Exhibit 3(ii) to this quarterly report on Form 10-Q and is incorporated into this Item 5 by reference.

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended.

10(i)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors.

(ii)	ADM Deferred Compensation Plan for Selected Management Employees I (As amended through January 1, 2009).

(iii)	ADM Deferred Compensation Plan for Selected Management Employees II (As Amended and Restated Effective January 1, 2009).

(iv)	ADM Supplemental Retirement Plan (As Amended and Restated Effective January 1, 2009).

(v)	Archer-Daniels Midland Company Amended and Restated 2002 Incentive Compensation Plan.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: February 9, 2009