Form 10-Q
period 2009-03-31
ARCHER DANIELS MIDLAND CO
filed 2009-05-11
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐.

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

Common Stock, no par value – 641,999,522 shares
(April 30, 2009)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In millions, except
	per share amounts)

Net sales and other operating income	$14,842	$18,708
Cost of products sold	14,193	17,551
Gross Profit	649	1,157

Selling, general and administrative expenses	346	378
Other (income) expense – net	151	24
Earnings Before Income Taxes	152	755

Income taxes	144	238

Net Earnings	$8	$517

Average number of shares outstanding – basic	642	644

Average number of shares outstanding – diluted	644	647

Basic and diluted earnings per common share	$0.01	$0.80

Dividends per common share	$0.14	$0.13

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
	(In millions, except
	per share amounts)

Net sales and other operating income	$52,675	$48,032
Cost of products sold	48,947	44,997
Gross Profit	3,728	3,035

Selling, general and administrative expenses	1,092	1,071
Other (income) expense – net	164	(122)
Earnings Before Income Taxes	2,472	2,086

Income taxes	829	656

Net Earnings	$1,643	$1,430

Average number of shares outstanding – basic	643	644

Average number of shares outstanding – diluted	644	646

Basic earnings per common share	$2.56	$2.22

Diluted earnings per common share	$2.55	$2.21

Dividends per common share	$0.40	$0.36

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2009	2008
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$2,188	$810
Short-term marketable securities	419	455
Segregated cash and investments	2,201	2,035
Receivables	7,236	11,483
Inventories	7,840	10,160
Other assets	430	512
Total Current Assets	20,314	25,455

Investments and Other Assets
Investments in and advances to affiliates	2,369	2,773
Long-term marketable securities	620	590
Goodwill	493	506
Other assets	596	607
Total Investments and Other Assets	4,078	4,476

Property, Plant, and Equipment
Land	229	238
Buildings	3,104	3,207
Machinery and equipment	12,575	12,410
Construction in progress	2,184	1,924
	18,092	17,779
Accumulated depreciation	(10,509)	(10,654)
Total Property, Plant, and Equipment	7,583	7,125
Total Assets	$31,975	$37,056

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$255	$3,123
Accounts payable	6,450	6,544
Accrued expenses	2,663	4,722
Current maturities of long-term debt	43	232
Total Current Liabilities	9,411	14,621

Long-Term Liabilities
Long-term debt	7,751	7,690
Deferred income taxes	644	473
Other	742	782
Total Long-Term Liabilities	9,137	8,945

Shareholders’ Equity
Common stock	5,016	5,039
Reinvested earnings	8,866	7,494
Accumulated other comprehensive (loss) income	(455)	957
Total Shareholders’ Equity	13,427	13,490
Total Liabilities and Shareholders’ Equity	$31,975	$37,056

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
	(In millions)
Operating Activities
Net earnings	$1,643	$1,430
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	539	540
Asset abandonments	9	22
Deferred income taxes	167	205
Equity in (earnings) losses of affiliates, net of dividends	74	(211)
Pension and postretirement accruals (contributions), net	(96)	21
Other – net	41	203
Changes in operating assets and liabilities
Segregated cash and investments	(224)	(674)
Receivables	445	(2,231)
Inventories	2,293	(4,506)
Other assets	187	(55)
Accounts payable and accrued expenses	773	2,089
Total Operating Activities	5,851	(3,167)

Investing Activities
Purchases of property, plant, and equipment	(1,462)	(1,312)
Net assets of businesses acquired	(44)	(10)
Investments in and advances to affiliates	(15)	(28)
Distributions from affiliates, excluding dividends	10	15
Purchases of marketable securities	(1,861)	(1,022)
Proceeds from sales of marketable securities	1,840	710
Proceeds from sales of business	258	10
Other – net	52	9
Total Investing Activities	(1,222)	(1,628)

Financing Activities
Long-term debt borrowings	102	1,308
Long-term debt payments	(18)	(59)
Net borrowings (payments) under line of credit agreements	(2,989)	4,362
Purchases of treasury stock	(100)	(61)
Cash dividends	(257)	(232)
Other – net	11	20
Total Financing Activities	(3,251)	5,338

Increase (Decrease) In Cash and Cash Equivalents	1,378	543
Cash and Cash Equivalents-Beginning of Period	810	663

Cash and Cash Equivalents-End of Period	$2,188	$1,206

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2008.

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

During December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations and will change the financial accounting and reporting of business combination transactions.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. In April 2009, the FASB issued  FASB Staff Position (FSP) FAS 141(R)-1 which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5,  Accounting for Contingencies,  and FASB Interpretation No. 14, Reasonable Estimation  of the Amount of a Loss – an interpretation of FASB Statement No. 5.  The Company will be required to adopt SFAS 141(R) and FSP FAS 141(R)-1 on July 1, 2009, and will apply them prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 2.	New Accounting Standards (Continued)

During December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 160 on July 1, 2009 and will apply it prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

During May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under this FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on July 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, been converted, or otherwise been extinguished as of the FSP’s effective date.  Upon adoption of FSP APB 14-1, the Company will record a debt discount equivalent to the fair value of the embedded equity conversion feature thereby reducing long term debt and increasing shareholder’s equity.  The debt discount will be amortized over the seven year term of the convertible debt.  Interest expense for 2008 and 2007 will retrospectively be increased by the non-cash debt discount amortization.
During June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. The FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The Company will be required to adopt FSP EITF 03-6-1 on July 1, 2009 and believes the adoption of FSP EITF 03-6-1 will not have an  impact on the Company’s consolidated financial statements.

During December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R) (FSP FAS 132(R)-1).  FSP FAS 132(R)-1 expands the disclosure requirements of SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)).  FSP FAS 132(R)-1 requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in SFAS No. 157, Fair Value Measurements (SFAS 157), the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The Company will be required to adopt FSP FAS 132(R)-1 on June 30, 2010.  The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 2.	New Accounting Standards (Continued)

During April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down on debt securities through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP  FAS 107-1 and APB 28-1), expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods in addition to annual periods. The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 requires the Company to expand disclosure in the notes to the Company’s interim consolidated financial statements but will not impact financial results. The Company will be required to adopt these FSPs on July 1, 2009. The Company is assessing the potential impact FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on its consolidated financial statements.

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009.  Pursuant to FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company will delay the adoption of SFAS 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations to July 1, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,510	$577	$4,087
Unrealized gains on derivative contracts	770	1,292	169	2,231
Available-for-sale marketable securities	1,021	693	–	1,714
Total Assets	$1,791	$5,495	$746	$8,032

Liabilities:
Unrealized losses on derivative contracts	$910	$1,035	$139	$2,084
Inventory-related liabilities	–	451	95	546
Total Liabilities	$910	$1,486	$234	$2,630

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair market values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations, or market transactions in either listed or over-the-counter (OTC) markets.  In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a significant component of the fair value amount.  In such cases, the inventory is classified as Level 3. Changes in the fair market value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense–net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter and nine months ended March 31, 2009.

	Level 3 Fair Value Measurements
	Inventories Carried at Market	Derivative Contracts, Net	Available-for- Sale Marketable Securities	Total
	(In millions)

Balance, January 1, 2009	$314	$18	$12	$344
Total gains (losses), realized or unrealized, included in earnings before income taxes*	12	(61)	–	(49)
Purchases, issuances and settlements	48	(72)	(1)	(25)
Transfers in and/or out of Level 3	108	145	(11)	242
Ending balance, March 31, 2009	$482	$30	$–	$512

	Level 3 Fair Value Measurements
	Inventories Carried at Market	Derivative Contracts, Net	Available-for- Sale Marketable Securities	Total
	(In millions)

Balance, July 1, 2008	$343	$(6)	$10	$347
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(207)	(50)	(1)	(258)
Purchases, issuances and settlements	169	(73)	17	113
Transfers in and/or out of Level 3	177	159	(26)	310
Ending balance, March 31, 2009	$482	$30	$–	$512

*Includes unrealized losses of $57 million attributable to the change in Level 3 derivative assets still held at March 31, 2009 and unrealized losses of $9 million attributable to the change in Level 3 inventories carried at market still held at March 31, 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161) on January 1, 2009.

SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133) requires the Company to recognize all of its derivative instruments as either assets or liabilities in its consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company does not currently have any derivatives designated as fair value hedges or derivatives designated as hedges of net investment in foreign operations.  The Company has certain derivatives designated as cash flow hedges; however, the majority of the Company’s derivatives are not part of a designated hedging relationship.

Derivatives Not Designated as Hedging Instruments under SFAS 133

To reduce price risk caused by market fluctuations in agricultural commodities and currencies, the Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities are valued at fair value.  Inventories of certain merchandisable agricultural commodities which include amounts acquired under deferred pricing contracts are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately, resulting in cost of products sold approximating first-in, first-out (FIFO) cost.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheet as receivables and accrued expenses, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments under SFAS 133 as of March 31, 2009.

	Assets	Liabilities
	(in millions)

FX Contracts	$45	$65
Commodity Contracts	1,610	1,271
Total	$1,655	$1,336

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments under SFAS 133 that have been included in the consolidated statement of earnings for the three months ended March 31, 2009.

(in millions)

FX Contracts
Net sales and other operating income	$(7)
Cost of products sold	(22)
Other (income) expense - net	2
$(27)
Commodity Contracts
Cost of products sold	$(297)

Derivatives Designated as Cash Flow Hedging Strategies

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion), hedge components excluded from the assessment of effectiveness, and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from accumulated other comprehensive income (AOCI) to either sales or cost of products sold.  As of March 31, 2009, the Company has $97 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in the statement of earnings during the next 12 months.  During the current period the Company had no amounts recognized in earnings from cash flow hedges that were discontinued.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants grind approximately 60 million bushels of corn per month.  Most of the finished goods produced from this corn grind are sold at fixed prices and many of these finished goods are unable to be hedged.  The Company will fix the purchase price of the corn that will be used, thereby economically protecting the margin on these finished goods sales.  During the past 12 months, the Company hedged between 25% and 95% of its monthly anticipated grind.  At March 31, 2009, the Company has hedged portions of its anticipated monthly purchases of corn over the next nine months, ranging from 17% to 90% of its anticipated monthly grind.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 4.25 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 12% and 65% of the quantity of its anticipated monthly natural gas purchases.  At March 31, 2009, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next nine months, ranging from 12% to 31% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward FX contracts with major banks as foreign currency cash flow hedge programs.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of FX contracts designated as cash flow hedging instruments as of March 31, 2009 was immaterial.

At March 31, 2009, AOCI included $5 million of after-tax gains related to treasury-lock agreements.  These treasury-lock agreements were executed in order to lock in the Company’s interest rate prior to the issuance of debentures in 2005 and 2008 and were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the hedges was to protect the Company from changes in the benchmark U.S. Treasury rate from the date the Company decided to issue the debt to the date when the debt was actually issued.  The Company will recognize the $5 million of gains in its consolidated statement of earnings over the terms of the debentures.

The fair values of commodity derivatives designated as hedging instruments under SFAS 133 as of March 31, 2009 were assets of $10 million and liabilities of $2 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments under SFAS 133 that have been included in the consolidated statement of earnings for the three months ended March 31, 2009:

	Consolidated Statement of Earnings Location	Amount
		(in millions)

Effective amount recognized in earnings	Cost of products sold	$(136)
	Net sales and other operating income	10

Ineffective amount recognized in earnings	Cost of products sold	4
Total amount recognized in earnings		$(122)

The following table sets forth the changes in accumulated other comprehensive income related to derivatives gains (losses) for the period and year-to-date ended March 31, 2009.

	Three months ended March 31, 2009	Nine months ended March 31, 2009
	(in millions)

Beginning balance	$(163)	$90
Unrealized gains (losses)	(9)	(455)
(Gains) losses reclassified to earnings	122	178
Tax effect	(42)	95
Balance at March 31, 2009	$(92)	$(92)

Note 5.	Debt and Financing Arrangements

The Company has outstanding $1.2 billion principal amount of convertible senior notes (the Notes) due in 2014.  As of March 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contact are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of March 31, 2009, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Debt and Financing Arrangements (Continued)

For further information on the Notes and Units, refer to Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Note 6.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended March 31, 2009, was 94.4% and 33.5%, respectively, compared to 31.5% and 31.4% for the quarter and nine months ended March 31, 2008.

Income tax expense for the quarter and nine months ended March 31, 2009 includes approximately $8 million related to amended prior year tax returns the Company intends to file in certain foreign jurisdictions and approximately $97 million related to the Company’s investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar International Ltd. (WIL).

Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S.  Therefore, the Company provided no deferred tax liability associated with this investment prior to the current quarter.   On February 3, 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution on April 1, 2009. Pursuant to this distribution, ADMAP received publicly traded shares of WIL that represented approximately 40% of the WIL shares indirectly held by WIHL.  The liquidation caused the difference between the market value of  the WIL shares received and the tax basis of ADMAP’s investment in WIHL to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, as of March 31, 2009, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested.  Accordingly, the Company recorded approximately $97 million of income tax expense and deferred income tax liability in the current quarter to reflect the book-tax basis difference of its investment in WIHL as of March 31, 2009.

On April 1, 2009, the income tax gain generated by the partial liquidating distribution of WIHL triggered additional U.S. income tax expense of approximately $61 million which will be recorded in the Company’s fourth quarter and will establish a new tax basis in the U.S. for the Company’s WIHL investment.

The finalization of the liquidation process is expected to take up to 18 months and is contingent on certain regulatory approvals.  While the ultimate impact of the transaction is uncertain, based on the May 11, 2009 market value of WIL shares and certain other assumptions, including the applicable foreign currency exchange rate and the U.S. income tax rate, the finalization of the liquidation could result in additional income tax expense for the Company of approximately $340 million in the period(s) that it occurs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions)

Net earnings	$8	$517	$1,643	$1,430
Unrealized loss on investments	(7)	(14)	(34)	(20)
Deferred gain (loss) on hedging activities	71	69	(183)	94
Pension liability adjustment	2	(4)	16	(10)
Foreign currency translation adjustment	(269)	316	(1,211)	590
Comprehensive income (loss)	$(195)	$884	$231	$2,084

Note 8.	Other (Income) Expense - Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions)

Interest expense	$93	$136	$342	$338
Investment income	(43)	(70)	(145)	(202)
Net (gain) loss on marketable
securities transactions	–	(9)	(9)	(37)
Equity in (earnings) losses of affiliates	136	(78)	(80)	(288)
Other – net	(35)	45	56	67
	$151	$24	$164	$(122)

Note 9.	Postretirement Plans

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions)

Sales to external customers
Oilseeds Processing	$4,689	$5,721	$17,757	$15,587
Corn Processing	1,725	1,808	5,819	5,012
Agricultural Services	7,302	9,777	25,012	23,551
Other	1,126	1,402	4,087	3,882
Total	$14,842	$18,708	$52,675	$48,032

Intersegment sales
Oilseeds Processing	$23	$62	$91	$336
Corn Processing	13	29	72	68
Agricultural Services	702	969	2,314	2,183
Other	38	37	116	103
Total	$776	$1,097	$2,593	$2,690

Net sales
Oilseeds Processing	$4,712	$5,783	$17,848	$15,923
Corn Processing	1,738	1,837	5,891	5,080
Agricultural Services	8,004	10,746	27,326	25,734
Other	1,164	1,439	4,203	3,985
Intersegment elimination	(776)	(1,097)	(2,593)	(2,690)
Total	$14,842	$18,708	$52,675	$48,032

Segment operating profit
Oilseeds Processing	$224	$237	$1,053	$666
Corn Processing	49	172	196	699
Agricultural Services	121	366	1,011	910
Other	(140)	138	(15)	390
Total segment operating profit	254	913	2,245	2,665
Corporate	(102)	(158)	227	(579)
Earnings before income taxes	$152	$755	$2,472	$2,086

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Investment in Affiliate

The Company has a 23% ownership interest in Gruma S.A.B. de C.V. (Gruma), one of the world’s leading producers and marketers of corn flour and tortillas. The carrying value of the Company’s investment in Gruma is $86 million as of March 31, 2009.

On October 28, 2008, Gruma publicly announced that it had $788 million of unrealized mark-to-market losses on currency derivative instruments which mature between 2008 and 2011. Gruma stated it is not subject to margin calls on these instruments. Additionally, Gruma disclosed that it also had $276 million of derivative losses on instruments which were subject to margin calls with another of the various counterparties with whom Gruma contracted such instruments (the “Counterparty”). Gruma’s announcement stated that it has entered into a release with the Counterparty in settlement of amounts due under these derivative instruments.

On November 13, 2008, Gruma announced it had obtained a credit line that allowed it to satisfy its payment obligations related to its currency derivative instruments maturing in 2008. Gruma stated it will use part of this credit line to satisfy its commitments arising from the currency derivative instruments that had margin calls, which Gruma had agreed to pay by November 25, 2008. Gruma stated it was still working to meet, to the satisfaction of all parties, its obligations under the derivative instruments maturing in 2009, 2010, and 2011, which instruments were not subject to margin calls. Gruma stated on October 28, 2008 that its results had been affected by the non-cash charges resulting from the mark-to-market changes in the value of its currency derivative instruments and it expected that such fluctuations in value may continue.

On February 18, 2009, Gruma announced its fourth quarter financial results, including losses of $883 million relating to currency derivative instruments.   Gruma disclosed that as of December 31, 2008, of the $883 million non-cash currency derivative losses, $860 million related to positions that were still open and mature in 2009, 2010, and 2011.

On March 23, 2009, Gruma announced that it had reached agreement with several counterparties to terminate and enter into financing negotiations on approximately 87% of its foreign exchange derivative instruments considering their mark-to-market value as of that date. Gruma announced that it intended to enter into similar arrangements with its remaining counterparties on this type of instrument.

The Company employs the equity method of accounting for its investment in Gruma and records its share of Gruma’s reported financial results on a one-quarter lag basis. Gruma reported a net loss of $852 million for the quarter ended December 31, 2008, and the Company recorded its share of this loss, approximately $125 million after income tax, (on a U.S. GAAP basis) in its results for the quarter ended March 31, 2009.

On April 28, 2009 Gruma announced a net loss of $34 million for the quarter ended March 31, 2009.  The Company will record its share of this loss in its fourth quarter of 2009.

The Company has evaluated the carrying value of its investment in Gruma as of March 31, 2009 in light of Gruma’s announcements, and does not consider its remaining investment in Gruma to be other-than-temporarily impaired. The Company based its evaluation on Gruma’s public disclosures about its currency derivative losses and its expected future cash flows, and the Company’s knowledge of Gruma’s business and current business conditions. The Company’s evaluation required the use of assumptions and management judgment, including forecasts of Gruma’s future operating results and impacts resulting from its derivative positions. If different assumptions and judgment had been applied, the conclusion could have differed.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net earnings decreased $509 million for the quarter.  Segment operating profit decreased $659 million while corporate results increased $56 million due principally to lower charges related to LIFO inventory valuations and reduced minority interest eliminations.  Income taxes decreased $94 million for the quarter due to lower pretax earnings, partially offset by a $97 million deferred income tax expense related to the reorganization of the holding company structure related to the Company’s equity investment in Wilmar International Limited.

As an agricultural commodity-based business, the Company is subject to a wide variety of market factors which affect the Company’s operating results.  This quarter, the Company experienced impacts resulting from the global economic slowdown, less volatile market prices for many agricultural commodities, continuing excess ethanol industry capacity, and a significant non-cash, after-tax charge related to currency derivative losses of its equity investee, Gruma S.A.B. de C.V.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income decreased 21% to $14.8 billion for the quarter.  Decreased average selling prices resulting principally from price moderation of underlying commodity costs and foreign exchange translation impacts of approximately $1.0 billion accounted for approximately 85% of the decline, and the remainder was attributable to decreased sales volumes.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$2,786	$3,385	$(599)
Refining, Packaging, Biodiesel & Other	1,858	2,270	(412)
Asia	45	66	(21)
Total Oilseeds Processing	4,689	5,721	(1,032)

Corn Processing
Sweeteners and Starches	852	912	(60)
Bioproducts	873	896	(23)
Total Corn Processing	1,725	1,808	(83)

Agricultural Services
Merchandising & Handling	7,253	9,731	(2,478)
Transportation	49	46	3
Total Agricultural Services	7,302	9,777	(2,475)

Other
Wheat, Cocoa, Malt, and Sugar	1,100	1,375	(275)
Financial	26	27	(1)
Total Other	1,126	1,402	(276)
Total	$14,842	$18,708	$(3,866)

Oilseeds Processing sales decreased 18% to $4.7 billion due principally to lower average selling prices of vegetable oils, protein meal and biodiesel, and lower sales volumes of protein meal, partially offset by increased sales volumes of vegetable oils, merchandised oilseeds and biodiesel.  Corn Processing sales decreased 5% to $1.7 billion due to lower average selling prices for ethanol and lower sales volumes of sweeteners and starches, partially offset by higher sales volumes of ethanol and higher selling prices for sweeteners and starches.  Agricultural Services sales decreased 25% to $7.3 billion, due to lower average selling prices resulting primarily from price moderation in underlying commodity prices and lower sales volumes of grain.  Other sales decreased 20% to $1.1 billion due principally to lower average selling prices of wheat flour and lower sales volumes of cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased 19% to $14.2 billion primarily due to decreased agricultural commodity costs resulting primarily from price moderation in underlying commodity prices and foreign currency translation impacts of approximately $0.9 billion.  Manufacturing expenses decreased $90 million primarily due to lower energy, fuel and employee-related costs, the impact of foreign currency translation, and the transfer of certain of the Company’s packaged oil activities to a newly formed joint venture.

Selling, general and administrative expenses decreased 8% to $346 million due principally to reduced employee-related costs and the impact of foreign currency translation, partially offset by increased provisions for doubtful accounts.

Other (income) expense-net decreased $127 million due principally to decreased earnings of affiliates partially offset by decreased minority interest eliminations.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$100	$179	$(79)
Refining, Packaging, Biodiesel & Other	52	39	13
Asia	72	19	53
Total Oilseeds Processing	224	237	(13)

Corn Processing
Sweeteners and Starches	146	102	44
Bioproducts	(97)	70	(167)
Total Corn Processing	49	172	(123)

Agricultural Services
Merchandising & Handling	91	341	(250)
Transportation	30	25	5
Total Agricultural Services	121	366	(245)

Other
Wheat, Cocoa, Malt, and Sugar	(123)	90	(213)
Financial	(17)	48	(65)
Total Other	(140)	138	(278)
Total Segment Operating Profit	254	913	(659)
Corporate	(102)	(158)	56
Earnings Before Income Taxes	$152	$755	$(603)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $13 million for the quarter.  Crushing and origination results decreased $79 million for the quarter due principally to weaker North American crushing margins and weaker fertilizer margins in South America, as the economic slowdown reduced product demand.  Refining, packaging, biodiesel and other results increased $13 million for the quarter primarily due to improved margins for edible soy proteins.  Asia results increased $53 million for the quarter due principally to improved earnings related to equity investments, principally Wilmar International Limited; and a gain of $18 million from the disposal of an equity investment.

Corn Processing operating profit decreased $123 million for the quarter.  Sweeteners and starches operating profit increased $44 million for the quarter primarily due to higher average selling prices partially offset by higher net corn costs and lower sales volumes.  Bioproducts operating profit decreased $167 million for the quarter due principally to a significant decline in ethanol margins resulting from higher net corn costs, lower average selling prices and inventory writedowns.

Agricultural Services operating profit decreased $245 million for the quarter as global supplies of agricultural commodities increased while demand slowed, resulting in a significant contraction in merchandising and handling market opportunities.   Transportation results increased for the quarter due principally to reduced operating costs partially offset by lower barge freight rates.

Other operating profit decreased $278 million for the quarter.  Wheat, cocoa, malt and sugar operating profit decreased $213 million for the quarter due principally to lower equity earnings from the Company’s investment in Gruma S.A.B. de C.V. related to foreign currency derivative losses (see note 11).  Financial operating profit decreased $65 million for the quarter due principally to losses on managed fund investments, increased captive insurance loss provisions and decreased interest income of the Company’s brokerage services business.

Corporate results increased $56 million for the quarter due principally to LIFO charges of $5 million for the quarter compared to LIFO charges of $64 million for the quarter ended March 31, 2008.  Investment (expense) income decreased $56 million for the quarter primarily related to increased interest expense and decreased interest income.

Income taxes decreased due principally to lower pretax earnings partially offset by a $97 million deferred income tax charge  related to the restructuring  of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International Limited (see note 6).  Excluding the $97 million deferred income tax expense, the Company’s effective tax rate for the quarter is 30.9% as compared to 31.5% in the prior year’s quarter.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31. 2008

Net earnings increased $213 million for the nine months.  Segment operating profit decreased $420 million while corporate results increased $806 million due principally to lower charges related to LIFO inventory valuations.  Income taxes increased $173 million due principally to increased pretax earnings and to the $97 million deferred income tax charge related to the restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International Limited.

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Demand for vegetable oil, protein meal and biodiesel increased globally.  Compared to last year, market prices for corn increased, negatively impacting ethanol margins and were only partially passed on in the form of increased selling prices for sweeteners and starches.  Additionally, lower demand for gasoline, decreased gasoline prices and excess ethanol industry capacity negatively impacted ethanol margins.  Commodity and freight markets continued to experience increased volatility which created enhanced profit opportunities for the Company’s merchandising and handling operations.  Results were negatively impacted by significant non-cash, after-tax charges related to currency derivative losses from the Company’s equity investee, Gruma S.A.B. de C.V.

Analysis of Statements of Earnings

Net sales and other operating income increased 10% to $52.7 billion for the nine months, due principally to increased average selling prices resulting primarily from higher underlying commodity costs partially offset by decreased sales volumes.  Net sales and other operating income increased $7.1 billion due to higher average selling prices and decreased $1.7 billion due to lower sales volumes and decreased $0.8 billion due to foreign exchange translation impacts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	March 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$10,651	$9,474	$1,177
Refining, Packaging, Biodiesel & Other	6,966	5,956	1,010
Asia	140	157	(17)
Total Oilseeds Processing	17,757	15,587	2,170

Corn Processing
Sweeteners and Starches	2,835	2,537	298
Bioproducts	2,984	2,475	509
Total Corn Processing	5,819	5,012	807

Agricultural Services
Merchandising & Handling	24,811	23,391	1,420
Transportation	201	160	41
Total Agricultural Services	25,012	23,551	1,461

Other
Wheat, Cocoa, Malt, and Sugar	4,003	3,810	193
Financial	84	72	12
Total Other	4,087	3,882	205
Total	$52,675	$48,032	$4,643

Oilseeds Processing sales increased 14% to $17.8 billion, due principally to higher average selling prices of vegetable oils, protein meal, biodiesel and merchandised oilseeds; and higher sales volumes of biodiesel and merchandised oilseeds, partially offset by lower sales volumes of vegetable oil and protein meal.  Corn Processing sales increased 16% to $5.8 billion due principally to higher sales volumes of ethanol, higher average selling prices of sweeteners and starches, and higher average selling prices of bioproducts.  Agricultural Services sales increased 6% to $25.0 billion due to higher average selling prices of grain, partially offset by lower sales volumes.  Other sales increased 5% to $4.1 billion due to higher average selling prices for cocoa products and wheat flour, partially offset by lower sales volumes.

Cost of products sold increased 9% to $49 billion principally due to increased agricultural commodity costs partially offset by decreased sales volumes, decreased LIFO inventory valuations and approximately $0.8 billion due to the impact of foreign currency translation.  Manufacturing expenses increased $145 million primarily due to increased chemical, energy and fuel costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses was unchanged at $1.1 billion as decreases in employee-related costs were offset by increases in provisions for doubtful accounts, and to a lesser extent, the impact of foreign currency translation.

Other (income) expense-net decreased $286 million due principally to decreased earnings of affiliates and reduced investment income.

Operating profit by segment for the nine months is as follows:

	Nine Months Ended
	March 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$626	$451	$175
Refining, Packaging, Biodiesel & Other	244	148	96
Asia	183	67	116
Total Oilseeds Processing	1,053	666	387

Corn Processing
Sweeteners and Starches	351	418	(67)
Bioproducts	(155)	281	(436)
Total Corn Processing	196	699	(503)

Agricultural Services
Merchandising & Handling	861	784	77
Transportation	150	126	24
Total Agricultural Services	1,011	910	101

Other
Wheat, Cocoa, Malt, and Sugar	31	205	(174)
Financial	(46)	185	(231)
Total Other	(15)	390	(405)
Total Segment Operating Profit	2,245	2,665	(420)
Corporate	227	(579)	806
Earnings Before Income Taxes	$2,472	$2,086	$386

Oilseeds Processing operating profit increased $387 million for the nine months.  Crushing and origination results increased $175 million for the nine months due principally to improved global crushing and origination margins partially offset by lower fertilizer sales volumes and margins.  Refining, packaging, biodiesel and other results for the nine months improved due to increased biodiesel earnings in South America and the absence of asset abandonment charges of $18 million included in the nine months ended March 31, 2008.  Asia results increased $116 million for the nine months due principally to improved earnings related to equity investments, principally Wilmar International Limited, and a gain of $18 million from the disposal of an equity investment.

Corn Processing operating profit decreased $503 million for the nine months.  Sweeteners and starches operating profit decreased $67 million for the nine months due principally to higher net corn costs partially offset by higher average selling prices.  Bioproducts operating profit decreased $436 million for the nine months due principally to a significant decline in ethanol margins resulting from higher net corn costs, lower average selling prices and inventory writedowns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased $101 million for the nine months.  Merchandising and handling operating profit increased $77 million due principally to improved margins resulting from opportunities created by volatile commodity and freight market conditions.  Transportation results for the nine months increased primarily due to higher barge freight rates.

Other operating profit decreased $405 million for the nine months.  Wheat, cocoa, malt and sugar operating profit decreased $174 million for the nine months due principally to lower equity earnings from the Company’s investment in Gruma S.A.B. de C.V. related to foreign currency derivative losses (see note 11).  Financial operating profit decreased $231 million for the nine months due principally to losses from managed fund investments, increased captive insurance loss provisions and decreased interest income of the Company’s brokerage services business.

Corporate results increased $806 million for the nine months due principally to LIFO credits of $571 million for the nine months compared to LIFO charges of $371 million for the nine months ended March 31, 2008.  Investment (expense) income decreased $188 million for the nine months primarily related to increased interest expense and decreased interest income.

Income taxes increased due principally to higher pretax earnings and to the $97 million deferred income tax charge related to the restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International Limited (see note 6).  Excluding the $97 million deferred income tax expense, the Company’s effective tax rate for the nine months is 29.6% compared to 31.4% in the prior year’s nine months.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At March 31, 2009, the Company had $2.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.2 to 1.  Included in working capital is $5.4 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $5.9 billion for the nine months compared to $3.2 billion of cash used in operations during the same nine months last year.  This change was primarily due to a decrease in working capital requirements principally related to decreased commodity prices and, to a lesser extent, decreased quantities of agricultural commodity inventories, and decreased receivables.  Cash used in financing activities was $3.3 billion for the nine months this year compared to cash generated by financing activities of $5.3 billion during the same nine months last year, due principally to changes in short-term borrowing requirements.  Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

At March 31, 2009, the Company had lines of credit totaling $6.4 billion, of which $6.1 billion was unused.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at March 31, 2009.

Capital resources remained strong as reflected in the Company’s net worth of $13.4 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 37% at March 31, 2009 and 36% at June 30, 2008.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2009 were $10.4 billion. As of March 31, 2009, the Company expects to make payments related to purchase obligations of $9.1 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the nine months ended March 31, 2009.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2009 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, global government farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those used to hedge portions of production requirements. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position based on quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical ten percent adverse change in such prices.  Actual results may differ.

	Nine Months Ended		Year Ended
	March 31, 2009		June 30, 2008
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(in millions)
Highest position	$845	$84	$1,260	$126
Lowest position	(1,342)	(134)	(915)	(92)
Average position	(326)	(33)	251	25

The decrease in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Environmental Matters

On April 3, 2009, one of the Company’s subsidiaries, the American River Transportation Company (ARTCO), pleaded guilty to violating the Clean Water Act as a result of a discharge of oil in June 2007 from its barge facility in St. Louis, Missouri. ARTCO paid a penalty of $3 million, which was accrued in the Company’s financial statements this quarter.

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

ITEM 1A.	RISK FACTORS

There were no material changes in the Company’s risk factors during the three months ended March 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that Maybe
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2009 to
January 31, 2009	3,020	$28.867	64	71,346,748

February 1, 2009 to
February 28, 2009	14,255	28.644	52	71,346,696

March 1, 2009 to
March 31, 2009	1,643	26.448	13	71,346,683

Total	18,918	$28.489	129	71,346,683

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

(ii)	Bylaws, as amended, filed on February 9, 2009, as Exhibit 3(ii) to Form 10-Q for the quarter ended December 31, 2008 (File No. 1-44), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: May 11, 2009