Form 10-K
period 2009-06-30
ARCHER DANIELS MIDLAND CO
filed 2009-08-26
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value--$18.1 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2008)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—642,039,688 shares
(July 31, 2009)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 5, 2009, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2009.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

Table of Contents

Item 1.	BUSINESS

Company Overview

Archer Daniels Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, cocoa, and other feedstuffs and is a leading manufacturer of vegetable oil and protein meal, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley.

During the past five years, the Company has experienced significant growth, spending approximately $6.7 billion for construction of new plants, maintenance and expansions of existing plants, and the acquisitions of plants and transportation equipment.  The Company is constructing two dry corn milling plants which will increase the Company’s annual ethanol production capacity by 550 million gallons to 1.7 billion gallons.  In addition, the Company is currently constructing a polyhydroxy alkanoate (PHA) bio-based, biodegradable plastics production facility, a propylene/ethylene glycol production facility, a cocoa processing facility, and a coal cogeneration facility.  Construction of these plants is expected to be completed during the next eighteen months.  The Company has approved expenditures of approximately $1.6 billion to complete the facilities under construction and other approved capital projects through calendar year 2010.  There have been no significant dispositions during the last five years.

Segment Descriptions

The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in “Note 15 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

Oilseeds Processing

The Company is engaged in processing oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, and flaxseed into vegetable oils and protein meals in North America, Europe, South America and Asia principally for the food and feed industries.  Crude vegetable oil is sold “as is” or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oil is sold for use in paints and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Cottonseed flour is produced and sold primarily to the pharmaceutical industry.  Cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  Lecithin, an emulsifier produced in the vegetable oil refining process, is marketed as a food and animal feed ingredient.

The Company produces a wide range of edible soy protein products including soy flour, soy grits, soy protein concentrates and soy isolates that are used in processed meats, baked foods, nutritional products, snacks, and dairy and meat analogs.

From co-products of oilseeds, the Company produces natural source vitamin E, tocopherol antioxidants and phytosterols which are marketed to the dietary supplement and food industry.  The Company produces soy isoflavones, a dietary supplement, from a co-product of edible soy processing.

In South America, the Company also utilizes a network of grain elevators, port facilities and transportation assets to buy, store, clean, and transport agricultural commodities and is a supplier of fertilizer products.

Item 1.	BUSINESS (Continued)

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts to both the domestic and export markets.  The Company has a 50% ownership interest in this joint venture.

Stratas Foods, LLC, a joint venture between the Company and ACH Jupiter, LLC, a subsidiary of Associated British Foods, procures, packages and sells edible oils in North America.  The Company has a 50% ownership interest in this joint venture.

The Company has a 16.1% ownership interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company.  Wilmar is a leading agribusiness group in Asia, the largest global processor and merchandiser of palm and lauric oils, and a major oil palm plantation owner.  In China, Wilmar is a leading consumer edible oils producer, oilseeds crusher, edible oils refiner, and specialty fats and oleochemicals manufacturer.  In India, Wilmar is one of the largest edible oils refiners and a leading producer of consumer edible oils.

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

The Company has a 50% interest in Telles, LLC (Telles), a joint venture between the Company and Metabolix to market and sell PHA, which will be produced in a facility being constructed in phases by the Company.  The first phase is expected to be completed during the fourth quarter of calendar year 2009.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Agricultural Services

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network in the United States to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as animal feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network also provides reliable and efficient services to the Company’s agricultural processing operations.  Agricultural Services’ transportation network capabilities include ground, river, rail, and ocean services which provide the flexibility to transport agricultural commodities efficiently to the end consumer or the Company’s agricultural processing operations.

Item 1.	BUSINESS (Continued)

The Company processes and distributes edible beans in the United States for use as a food ingredient.  The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy, poultry, and pet food industries.  The Company is a supplier of fertilizer to farmers and the farm supply industry.

A.C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 40 sales offices worldwide and operates inland, river, and export facilities in Argentina, Romania, Ukraine, and the United States.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Other

The Company is engaged in milling wheat, corn, and milo into flour in the United States, Canada, the Caribbean, and the United Kingdom.  Wheat flour is sold primarily to commercial bakeries, food manufacturing companies, food service companies, and retailers.  Bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets.  Corn meal and flour is sold primarily to the cereal, snack, and bakery mix markets.  The Company produces bakery products and mixes, wheat starch, and gluten which are sold to the baking industry.  The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

Gruma S.A.B. de C.V. (Gruma), in which the Company has a 23% interest, is the world’s largest producer and marketer of corn flour and tortillas with operations in the United States, Mexico, Central America, South America, and Europe.  Additionally, the Company has a 20% share, through a joint venture with Gruma, in six U.S. corn flour mills and one in Italy.  The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican wheat flour mills.

The Company processes cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.

On July 31, 2008, the Company sold its interest in International Malting Company (IMC), a wholly-owned subsidiary of the Company, which operated malting barley plants in the United States, Australia, New Zealand, and Canada.

The Company has entered into Brazilian joint ventures for the purposes of growing sugarcane and the production of sugar and ethanol from sugarcane.

Hickory Point Bank and Trust Company, fsb, a wholly owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges.  ADM Investor Services International, Ltd., ADMIS Hong Kong Limited, and ADM Investor Services Taiwan are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.  ADM Derivatives, Inc. offers foreign exchange services to institutional and retail clients.

AgriServe Inc. (ASI), in which the Company has a 53% interest, sells crop insurance to American farmers under the USDA Crop Insurance Program.  ASI provides insurance coverage in over 30 states, predominantly in the Midwestern United States.

Item 1.	BUSINESS (Continued)

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

Methods of Distribution

Since the Company’s customers are principally other manufacturers and processors, the Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to customers’ facilities.  The Company has developed a comprehensive transportation system to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges, ocean-going vessels, and towboats used in this transportation system.

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the last three fiscal years:

	% of Net Sales and Other Operating Income
	2009	2008	2007

Soybeans	19%	16%	12%
Corn	12%	14%	15%
Soybean Meal	11%	11%	12%
Wheat	9%	10%	8%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.

For retail and foodservice markets, the Company’s researchers continue to develop custom fats and oils with low levels of trans fats. The distribution of these new products has been enhanced by Stratas, the Company’s joint venture with ACH Jupiter, LLC, a subsidiary of Associated British Foods, which markets the packaged fats and oils products in North America. In addition, the Company is working to develop vegetable oil products with reduced saturated fats, and oils with lower levels of naturally occurring trace contaminants, particularly for European markets.

To help meet the growing demand for soy proteins, the Company has developed and commercialized several new soy protein concentrates.

Item 1.	BUSINESS (Continued)

The Company has added several cooked, dried edible bean products to the Vegefull™ line to meet customer demands for increased protein and fiber in food.

The Company continued to advance its partnership with Metabolix for the production and marketing of PHA, a bio-based, biodegradable renewable plastic made from the starch in corn.  The partnership continues to produce semi-works volumes of PHA that are being used for market development by Telles, a joint venture of the Company and Metabolix

The Company is constructing a 100,000 metric ton per-year propylene/ethylene glycol facility in Decatur, Illinois.

In 2007, the Company entered into a development agreement with ConocoPhillips to develop affordable, renewable transportation biofuels from biomass.  A technology platform has been developed following extensive evaluation of potential options for the production of bio-crude materials that can be used by conventional petroleum refineries to produce gasoline and diesel components and will be piloted in fiscal year 2010.

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to factors such as weather, plantings, government programs and policies, changes in global demand created by population growth and changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants, in North America, South America, Europe, Asia, and Africa, pursuant to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns valuable patents, trademarks, and licenses but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is so widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale, and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, cocoa beans, and other grains.  However, the physical movement of the millions of metric tons of these crops through the Company’s processing facilities is reasonably constant throughout the year.

Price variations and availability of raw agricultural commodities may cause fluctuations in the Company’s working capital levels.  No material part of the Company’s business is dependent upon a single customer or very few customers.

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

Item 1.	BUSINESS (Continued)

Research and Development Expenditures

The Company’s research and development expenditures are focused on developing food, feed, fuel, and industrial products from renewable agricultural crops and improving processing efficiency.

The Company maintains a research laboratory in Decatur, Illinois, where product and process development activities are conducted.  Activities at Decatur include the development of new bioproducts and the improvement of existing bioproducts by utilizing new microbial strains that are developed using classical mutation and genetic engineering.  Protein and vegetable oil research is also conducted in Decatur where bakery, meat and dairy pilot plants support food ingredient research.  Vegetable oil research is also conducted in Hamburg, Germany; Erith, UK; and Arras, France.  Research to support sales and development for flour and bakery products is performed in Overland Park, Kansas.  Sales and development support for cocoa and chocolate products is performed in Milwaukee, Wisconsin, and Koog aan de Zaan, the Netherlands.  Research and technical support for industrial and food wheat starch applications is conducted in Montreal, Canada.

The Company uses technical service representatives to interact with customers to understand the customers’ product needs.  These technical service representatives then interact with researchers who are familiar with the Company’s wide range of food, feed, fuel, and industrial products as well as applications technology.  These individuals form quick-acting teams to develop solutions to customer needs.

The Company will be completing work on a cooperative research and development agreement with Pacific Northwest National Laboratory which focuses on hydrothermal liquefaction of biomass to biocrude oils. This agreement is part of the effort being undertaken to support a joint development project with ConocoPhillips.

The Company is continuing work on a grant awarded by the Department of Energy to develop yeasts capable of fermenting five-carbon sugars, which is a key technology for producing ethanol from lignocellulosic biomass.  The Company is working with Purdue University on this project.

The Company’s biodiesel research is focused on cost, product quality, and alternative feed stocks.  Several new technologies have been developed to minimize the chemical input costs for biodiesel production while simultaneously reducing waste streams and improving yield. Selected technologies are being deployed in the Company’s current biodiesel production facilities to reduce costs and improve quality.

The Company has entered into a joint development agreement with John Deere and Monsanto to evaluate the sustainable collection, storage and transportation of corn stover – the stalks, cobs and leaves of the corn plant left after combine harvesting.  The insights from this research will help the Company understand the potential of corn stover as a biomass feedstock for advanced biofuels.

The amounts spent during the three years ended June 30, 2009, 2008 and 2007 for such technical efforts were approximately $50 million, $49 million, and $45 million, respectively.

Environmental Compliance

During the year ended June 30, 2009, $117 million was spent for equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

Item 1.	BUSINESS (Continued)

Number of Employees

The number of persons employed by the Company was approximately 28,200 at June 30, 2009.

Financial Information About Foreign and Domestic Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign and domestic operations.  Geographic financial information is set forth in “Note 15 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Available Information

The Company’s Internet address is http://www.adm.com.  The Company makes available, free of charge, through its Internet site, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4, and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

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

The availability and price of agricultural commodities are subject to wide fluctuations due to factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in the agricultural commodities industry and, consequently, in the Company’s operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials used in the Company’s agricultural processing operations.  Reduced supplies of agricultural commodities could also limit the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect the Company’s profitability.  In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in the United States and developed countries in Western Europe and South America, but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia, Eastern Europe, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products.  In addition, emerging market areas could be subject to more volatile economic, political and market conditions.  Economic downturns and volatile conditions may have a negative impact on the Company’s operating results and ability to execute its business strategies.

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

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

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

The Company is required to comply with the numerous and broad reaching laws and regulations administered by United States federal, state, local, and foreign governmental agencies relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products, including commercial activities conducted by Company employees and third parties globally.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of its products.

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

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment.  The Company’s operations also rely on dependable and efficient transportation services.  A disruption in transportation services could result in problems supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.

The Company’s business is capital intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital to operate its current business and fund its growth strategy.  The Company’s working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  If the Company is unable to generate sufficient cash flows or raise adequate external financing, it may restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results.

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company engages in hedging strategies to manage these risks.  However, these hedging strategies may not be successful in mitigating the Company’s exposure to these fluctuations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	International	Total	United	International	Total
	States			States
Owned	127	108	235	182	109	291
Leased	1	3	4	15	24	39
	128	111	239	197	133	330

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns or leases approximately 1,700 barges, 23,500 rail cars, 700 trucks, and 1,600 trailers.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	48	64	112	15	86	101
Leased	-	-	-	-	15	15
	48	64	112	15	101	116

The Company operates twenty-three domestic and twenty-one international oilseed crushing plants with a daily processing capacity of approximately 93,000 metric tons (3.4 million bushels).  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.  The international plants are located in Bolivia, Brazil, Canada, England, Germany, India, Mexico, the Netherlands, Poland, and Ukraine.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as eighteen international refineries in Bolivia, Brazil, Canada, England, Germany, India, the Netherlands, and Poland.  The Company packages oils at ten international plants located in Bolivia, Brazil, England, Germany, India, Peru, and Poland.  The Company operates one domestic and six international biodiesel plants located in North Dakota, Brazil, Germany, and India.  In addition, the Company operates three fertilizer blending plants in Brazil.

The Oilseeds Processing segment operates fifteen domestic country grain elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of eight million bushels, are located in Illinois, Missouri, North Carolina, and Ohio.

This segment also operates 101 international elevators, including port facilities, in Bolivia, Brazil, Canada, Germany, the Netherlands, Paraguay, and Poland.  These facilities have a storage capacity of  approximately 120 million bushels.

Item 2.	PROPERTIES (Continued)

The Company operates two soy protein specialty plants in Illinois and one plant in the Netherlands.  Lecithin products are produced at six domestic and four international plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands.  The Company produces soy-based foods at a plant in North Dakota and produces vitamin E, sterols, and isoflavones at plants in Illinois.  The Company also operates a specialty oils and fats plant in France that produces various value-added products for the pharmaceutical, cosmetic and food industries.

Corn Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	13	-	13	5	-	5

The Company operates five wet corn milling plants and two dry corn milling plants with a daily grind capacity of approximately 50,000 metric tons (2.0 million bushels). The Company also operates corn germ extraction plants, sweeteners and starches production facilities, and bioproducts production facilities in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota.  The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of thirteen million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	29	5	34	162	17	179
Leased	1	2	3	15	7	22
	30	7	37	177	24	201

The Company operates 154 domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, including 58 country elevators, 88 sub-terminal, terminal and river loading facilities, and eight grain export elevators in Florida, Louisiana, Ohio, and Texas.  Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas.  These elevators have an aggregate storage capacity of approximately 400 million bushels.  The Company has six grain export elevators in Argentina, Mexico, St. Vincent and Ukraine that have an aggregate storage capacity of approximately 30 million bushels.  The Company has eleven country elevators located in the Dominican Republic, Romania, and Ukraine.  In addition, the Company has seven river elevators located in Romania and Ukraine.

The Company operates 23 domestic edible bean procurement facilities with an aggregate storage capacity of approximately eleven million bushels, located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

The Company operates a rice mill located in California, an animal feed facility in Illinois, and an edible bean plant in North Dakota.  The Company also operates 27 domestic and seven international formula feed and animal health and nutrition plants.  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Texas, Washington, and Wisconsin.  The international plants are located in Canada, China, Puerto Rico, and Trinidad & Tobago.

Item 2.	PROPERTIES (Continued)

Other

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	37	39	76	-	6	6
Leased	-	1	1	-	2	2
	37	40	77	-	8	8

The Company operates 23 domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and 20 international flour mills with a total daily milling capacity of approximately 27,000 metric tons (1.0 million bushels).  The Company also operates six bakery mix plants.  These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica.  The Company operates two formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada, a rice milling plant in Jamaica, and a starch and gluten plant in Iowa and one in Canada.  The Company also operates a honey drying operation in Wisconsin.

The Company operates four domestic and thirteen international chocolate and cocoa bean processing plants with a total daily production capacity of approximately 3,000 metric tons.  The domestic plants are located in Massachusetts, New Jersey, Pennsylvania, and Wisconsin, and the international plants are located in Belgium, Brazil, Canada, England, Germany, Ghana, Ivory Coast, the Netherlands, and Singapore.  The Company operates eight cocoa bean procurement and handling facilities/port sites in Brazil, Indonesia, and Ivory Coast.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed and traded on the New York Stock Exchange and the Frankfurt Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock as reported on the New York Stock Exchange and common stock cash dividends declared per share.

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2009-Quarter Ended
June 30	$29.40	$23.13	$0.140
March 31	29.50	24.08	0.140
December 31	29.08	13.53	0.130
September 30	33.91	19.70	0.130

Fiscal 2008-Quarter Ended
June 30	$48.95	$31.65	$0.130
March 31	47.18	38.11	0.130
December 31	47.33	32.43	0.115
September 30	37.02	31.28	0.115

The number of registered shareholders of the Company’s common stock at June 30, 2009, was 16,877.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as	Number of Shares
	Total Number	Average	Part of Publicly	Remaining to be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)

April 1, 2009 to April 30, 2009	28	$28.206	28	71,346,655

May 1, 2009 to May 31, 2009	10,043	24.923	106	71,346,549

June 1, 2009 to June 30, 2009	29	26.910	29	71,346,520

Total	10,100	$24.937	163	71,346,520

(1)  Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.  During the three-month period ended June 30, 2009, the Company received 9,937 shares as payment of the exercise price for stock option exercises.

(2)  On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2004.  Information in the graph is presented on a June 30 fiscal year basis.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2009	2008	2007	2006	2005

Net sales and other operating income	$69,207	$69,816	$44,018	$36,596	$35,943
Depreciation	730	721	701	657	665
Net earnings	1,707	1,802	2,162	1,312	1,044
Basic earnings per common share	2.66	2.80	3.32	2.01	1.60
Diluted earnings per common share	2.65	2.79	3.30	2.00	1.59
Cash dividends	347	316	281	242	209
Per common share	0.54	0.49	0.43	0.37	0.32

Working capital	$10,523	$10,834	$7,254	$5,661	$4,344
Current ratio	2.2	1.7	1.9	1.9	1.8
Inventories	7,782	10,160	6,060	4,677	3,907
Net property, plant, and equipment	7,950	7,125	6,010	5,293	5,184
Gross additions to property, plant, and equipment	2,059	1,789	1,404	841	647
Total assets	31,585	37,056	25,118	21,269	18,598
Long-term debt	7,800	7,690	4,752	4,050	3,530
Shareholders’ equity	13,499	13,490	11,253	9,807	8,435
Per common share	21.03	20.95	17.50	14.95	12.96

Weighted average shares outstanding-basic	643	644	651	654	654
Weighted average shares outstanding-diluted	644	646	656	656	656

Significant items affecting the comparability of the financial data shown above are as follows.

•
Net earnings for 2009 include a non-cash charge of $275 million ($171 million after tax, equal to $0.27 per share) related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V. and a $158 million income tax charge (equal to $0.24 per share) related to the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar International Limited.  For further information concerning these two significant items see Notes 6 and 12 in Item 8, Financial Statements and Supplementary Data (Item 8).

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

The Oilseeds Processing segment includes activities related to the origination and crushing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, and flaxseed into vegetable oils and protein meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be processed internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in chemicals, paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed protein meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s unconsolidated affiliate in Asia, Wilmar International Limited.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients for the agricultural processing industry.  In addition, the Agricultural Services segment includes activities related to edible bean procurement, rice milling, formula feed, and animal health and nutrition.  Agricultural Services’ grain sourcing and transportation network also provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchant of agricultural commodities and processed products.

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

Operating Performance Indicators

The Company’s Oilseeds Processing, Agricultural Services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold and minimal impact on the gross profit of underlying transactions. As a result, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

The Company measures the performance of its business segments using key operating statistics such as segment operating profit, return on fixed capital investment, return on net assets, and return on equity.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2009 Compared to 2008

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Net corn costs increased significantly in 2009 compared to 2008, negatively impacting ethanol margins, and, to a lesser extent, sweeteners and starches margins as the higher net corn costs were only partially offset by increased selling prices for sweeteners and starches.  Additionally, lower demand for gasoline, decreased gasoline prices and excess ethanol industry capacity negatively impacted ethanol margins.  Demand for agricultural commodities, freight, and other products was weaker during 2009 in line with the downturn in the global economy.  Results were negatively impacted by decreased equity earnings in unconsolidated affiliates including significant non-cash charges related to currency derivative losses incurred by the Company’s equity investee, Gruma S.A.B. de C.V., and losses from the Company’s managed fund investments.

Earnings before income taxes for 2009 include a credit of $517 million from the effect of changing commodity prices on LIFO inventory valuation reserves, compared to a charge of $569 million in 2008.

Income taxes for 2009 include charges of $158 million resulting from the restructuring of a holding company in which the Company holds a portion of its equity investment in Wilmar International Limited.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income decreased 1% to $69.2 billion due to foreign exchange translation impacts and decreased sales volumes partially offset by higher average selling prices.  Net sales and other operating income increased $3.0 billion due to higher average selling prices primarily related to higher underlying commodity costs, decreased $2.0 billion due to foreign exchange translation impacts, and decreased $1.6 billion due to lower sales volumes and other.

Net sales and other operating income by segment are as follows:
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$15,579	$14,477	$1,102
Refining, Packaging, Biodiesel & Other	8,760	8,588	172
Asia	179	214	(35)
Total Oilseeds Processing	24,518	23,279	1,239

Corn Processing
Sweeteners & Starches	3,785	3,546	239
Bioproducts	3,938	3,591	347
Total Corn Processing	7,723	7,137	586

Agricultural Services
Merchandising & Handling	31,342	33,749	(2,407)
Transportation	242	219	23
Total Agricultural Services	31,584	33,968	(2,384)

Other
Wheat, Cocoa, Malt & Sugar	5,272	5,335	(63)
Financial	110	97	13
Total Other	5,382	5,432	(50)
Total	$69,207	$69,816	$(609)

Oilseeds Processing sales increased 5% to $24.5 billion due principally to increased sales volumes of merchandised oilseeds and biodiesel partially offset by lower sales volumes of vegetable oil and protein meal.  Corn Processing sales increased 8% to $7.7 billion due principally to higher sales volumes of ethanol and higher average selling prices of sweeteners and starches, partially offset by lower average selling prices of ethanol.  Agricultural Services sales decreased 7% to $31.6 billion due principally to lower sales volumes of grain.  Other sales decreased 1% to $5.4 billion primarily due to the sale of the Company’s malting business during the first quarter of fiscal year 2009 and lower average selling prices of wheat flour.  Partially offsetting these decreases were higher average selling prices of cocoa products and increased chocolate sales volumes.

Cost of products sold decreased 1% to $65.1 billion, in line with the decrease in net sales and other operating income.  Cost of products sold decreased $856 million due principally to decreased sales volumes, decreased LIFO inventory valuations and approximately $1.9 billion from the impact of foreign currency translation, partially offset by increased agricultural commodity costs.  Manufacturing expenses decreased $215 million primarily due to decreased energy and fuel costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses of $1.4 billion were comparable to 2008.  Decreased employee-related costs and favorable impacts from foreign currency translation were offset by increases in provisions for doubtful accounts.

Other (income) expense – net decreased $344 million primarily due to decreased results from equity earnings of unconsolidated affiliates of $270 million, and decreased investment income.  Equity earnings in unconsolidated affiliates included $275 million of foreign exchange derivative losses incurred by the Company’s equity investee, Gruma S.A.B. de C.V.

Operating profit by segment is as follows:

	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$767	$727	$40
Refining, Packaging, Biodiesel & Other	265	181	84
Asia	248	132	116
Total Oilseeds Processing	1,280	1,040	240

Corn Processing
Sweeteners & Starches	500	557	(57)
Bioproducts	(315)	404	(719)
Total Corn Processing	185	961	(776)

Agricultural Services
Merchandising & Handling	832	873	(41)
Transportation	162	144	18
Total Agricultural Services	994	1,017	(23)

Other
Wheat, Cocoa, Malt & Sugar	51	217	(166)
Financial	(57)	206	(263)
Total Other	(6)	423	(429)
Total Segment Operating Profit	2,453	3,441	(988)
Corporate	81	(817)	898
Earnings Before Income Taxes	$2,534	$2,624	$(90)

Oilseeds Processing operating profit increased 23% to $1.3 billion.  Crushing and origination results increased $40 million. Improved global crushing margins were partially offset by lower fertilizer sales volumes and margins and lower North American crushing volumes due to decreased demand for vegetable oil and protein meal.  Refining, packaging, biodiesel and other results increased $84 million due principally to higher biodiesel sales volumes in South America and increased average margins for value-added products.  2008 results for refining, packaging, biodiesel and other included asset abandonment charges of $27 million.  Asia results increased $116 million due principally to the Company’s share in improved operating results of Wilmar International Limited.

Corn Processing operating profits decreased 81% to $185 million.  Sweeteners and starches decreased $57 million due to the impact of higher net corn costs partially offset by higher average sweetener and starches selling prices.  Bioproducts operating profit decreased $719 million for the year as ethanol and lysine margins declined significantly due to higher corn costs and lower average selling prices.  Ethanol margins were also impacted by lower demand for gasoline, decreased gasoline prices, and excess ethanol industry capacity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits decreased 2% to $994 million.  Merchandising and handling profit decreased $41 million.  Merchandising margins moderated as demand for commodities slowed following the downturn in the global economy.  Transportation results increased $18 million due to higher barge freight rates.

Other operating profits decreased 101% to a loss of $6 million.  Wheat, cocoa, malt, and sugar processing operating profit decreased $166 million for the year primarily due to equity losses from the Company’s investment in Gruma, partially offset by improved cocoa and wheat processing margins.  Financial operating profit decreased $263 million due to losses on managed fund investments compared to gains for the year ended June 30, 2008, increased captive insurance loss provisions and decreased interest income and lower marketable security gains of the Company’s brokerage service business.

Corporate results increased $898 million to $81 million, primarily due to the effects of changing commodity prices on LIFO inventory valuations which resulted in credits of $517 million for the year ended June 30, 2009, compared to $569 million of LIFO charges for the year ended June 30, 2008.  Unallocated interest expense increased $238 million primarily due to higher long-term debt interest expense and decreased interest income.  Corporate interest income decreased due to lower short-term interest rates and lower working capital requirements of the operating segments.

The Company’s effective tax rate during 2009 was 32.6% compared to 31.3% during 2008.  Income taxes increased $5 million.  Lower pre-tax earnings and positive impacts from favorable changes in geographic mix of earnings, currency translation impacts in South America, lower tax rates in certain foreign jurisdictions, and return to provision adjustments, were offset by charges of $158 million resulting from the restructuring of a holding company in which the Company holds a portion of its equity investment in Wilmar International Limited.

2008 Compared to 2007

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.   Strong demand for agricultural commodities and processed products challenged the global supply chain and provided exceptional margin opportunities in 2008.  Strong global demand for protein meal and vegetable oil and strong fertilizer demand in South America positively impacted Oilseeds Processing results.  The market price of corn rose due to increased demand, resulting in higher raw material costs for Corn Processing which were only partially passed on in the form of increased selling prices for sweeteners and starches.  Average ethanol selling prices decreased due to additional supply entering the market.  Large North American crops combined with global wheat shortages created favorable conditions in agricultural merchandising and handling operations.  Increased commodity costs resulted in larger LIFO inventory valuation reserves.

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

Net sales and other operating income by segment are as follows:

	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$14,477	$8,036	$6,441
Refining, Packaging, Biodiesel & Other	8,588	5,758	2,830
Asia	214	149	65
Total Oilseeds Processing	23,279	13,943	9,336

Corn Processing
Sweeteners & Starches	3,546	2,761	785
Bioproducts	3,591	3,064	527
Total Corn Processing	7,137	5,825	1,312

Agricultural Services
Merchandising & Handling	33,749	20,222	13,527
Transportation	219	197	22
Total Agricultural Services	33,968	20,419	13,549

Other
Wheat, Cocoa & Malt	5,335	3,738	1,597
Financial	97	93	4
Total Other	5,432	3,831	1,601
Total	$69,816	$44,018	$25,798

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

Selling, general and administrative expenses increased $224 million to $1.4 billion primarily due to higher employee-related costs and higher outside service costs, including $44 million related to an organizational realignment and reorganization of the company’s European headquarters, and $37 million due to the impact of currency rate fluctuations.

Other (income) expense – net decreased $911 million primarily due to gains totaling $1.0 billion on business disposals recorded in 2007 including $440 million related to the Wilmar gain, a $357 million realized securities gain from sales of the Company’s equity securities of Tyson Foods, Inc. and Overseas Shipholding Group, Inc., a gain of $153 million from the sale of the Company’s interest in Agricore United, and a $53 million gain from the sale of the Company’s Arkady food ingredient business.  Equity in earnings of unconsolidated affiliates increased $121 million in 2008, primarily related to improved operating results of the Company’s investments in U.S. grain export, Asian oilseeds and peanut processing ventures.  Other (income) expense - net also reflects $38 million in gains on sales of securities in 2008, $21 million in gains on disposals of long-lived assets in 2008, an increase from 2007 to 2008 of $11 million in charges related to abandonment and write-down of long-lived assets, and a charge of $46 million related to the repurchase of $400 million of the Company’s outstanding debentures in 2007.

Operating profit by segment is as follows:
	2008	2007	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$727	$414	$313
Refining, Packaging, Biodiesel & Other	181	202	(21)
Asia	132	523	(391)
Total Oilseeds Processing	1,040	1,139	(99)

Corn Processing
Sweeteners & Starches	557	510	47
Bioproducts	404	595	(191)
Total Corn Processing	961	1,105	(144)

Agricultural Services
Merchandising & Handling	873	382	491
Transportation	144	156	(12)
Total Agricultural Services	1,017	538	479

Other
Wheat, Cocoa & Malt	217	209	8
Financial	206	170	36
Total Other	423	379	44
Total Segment Operating Profit	3,441	3,161	280
Corporate	(817)	(7)	(810)
Earnings Before Income Taxes	$2,624	$3,154	$(530)

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

Corn Processing operating profits decreased 13% to $961 million, primarily due to higher net corn costs.  Sweeteners and Starches operating profits increased 9% to $557 million due principally to higher average selling prices partially offset by higher net corn costs and increased manufacturing costs.  Manufacturing cost increases reflect higher energy costs, higher repair and maintenance expenses, and higher costs for chemicals used in the manufacturing process.   Bioproducts operating profits decreased 32% to $404 million primarily due to higher net corn costs, higher manufacturing expenses, and decreased average ethanol selling prices, partially offset by higher sales volumes for ethanol and, to a lesser extent, higher average lysine selling prices and higher lysine sales volumes.

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

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.

At June 30, 2009, the Company had $1.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.2 to 1.  Included in working capital is $5.5 billion of readily marketable commodity inventories.  Cash generated from operations totaled $5.3 billion for the year compared to $3.2 billion cash used in operating activities last year.  This change was primarily due to a decrease in working capital requirements related to lower agricultural commodity market prices.  Cash used in investing activities of $1.9 billion was comparable to last year.  Cash used in financing activities was $3.2 billion compared to cash generated by financing activities of $5.2 billion last year.  In 2008, the Company issued $3.1 billion of long-term debt compared to $101 million in total net long-term borrowings in 2009.  As a result of decreased working capital requirements, payments under line of credit agreements were $2.9 billion in 2009.  In 2008, the Company increased its borrowings under line of credit agreements by $2.6 billion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital resources remained strong as reflected in the Company’s net worth of $13.5 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 37% at June 30, 2009 and 36% at June 30, 2008.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  At June 30, 2009, the Company had lines of credit totaling $6.6 billion, of which $6.5 billion was unused.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at June 30, 2009.  Standard & Poor’s, Moody’s, and Fitch rate the Company’s commercial paper as A-1, P-1, and F1, respectively, and rate the Company’s long-term debt as A, A2, and A, respectively.  In addition to the cash flow generated from operations, the Company has access to equity and debt capital from public and private sources in both domestic and international markets.

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of June 30, 2009, none of the conditions permitting conversion of the notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  As of June 30, 2009, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

In June 2008, the Company issued $1.75 billion of debentures as a component of Equity Units (see Note 8 in Item 8).  The Equity Units are a combination of debt and forward contracts for the holder to purchase the Company’s common stock.  Each purchase contract obligates the holder to purchase from the Company, no later than June 1, 2011, for a price of $50 in cash, a certain number of shares, ranging from 1.0453 shares to 1.2544 shares, of the Company’s common stock, based on a formula established in the contract.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $54 million as at June 30, 2009, due to uncertainty of the timing of deductibility.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period
Contractual	Item 8 Note		Less than	1 - 3	3 – 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$9,821	$9,536	$285	$–	$–
Energy		631	339	223	22	47
Other		468	124	212	130	2
Total purchases		10,920	9,999	720	152	49

Short-term debt	Note 8	356	356	–	–	–
Long-term debt	Note 8	7,901	47	499	1,481	5,874
Estimated interest payments		9,158	424	793	734	7,207
Operating leases	Note 13	1,274	224	440	337	273
Estimated pension and other postretirement plan payments (1)	Note 14	1,276	96	211	239	730
Total		$30,885	$11,146	$2,663	$2,943	$14,133

(1) Represents expected future benefit payments up to and including fiscal year 2019.  The projected payments beyond fiscal year 2019 are not currently determinable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 2009, the Company estimates it will spend approximately $1.7 billion over the next five years to complete currently approved capital projects and acquisitions which is not included in the table above.  The Company is a limited partner in various private equity funds which invest primarily in emerging markets.  At June 30, 2009, the Company’s carrying value of these limited partnership investments was $83 million.  The Company has potential future capital commitments related to these partnerships of $114 million and expects the majority of these additional capital commitments, if called for, to be funded by cash flows generated by the partnerships.  The Company also has outstanding letters of credit and surety bonds of $398 million at June 30, 2009.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2009, these contingent obligations totaled approximately $137 million.  Amounts outstanding for the primary entity under these contingent obligations were $82 million at June 30, 2009.

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

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and net sales and other operating income in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded in the statement of earnings as a component of cost of products sold.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  Eligible domestic employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible domestic employees hired on or after January 1, 2009 (and eligible salaried employees with less than five years of service prior to January 1, 2009) participate in a “cash balance” pension formula.  The Company provides eligible domestic employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.

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

Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its factories.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually.  Assets are written down after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.

Valuation of Marketable Securities and Investments in Affiliates

The Company classifies the majority of its marketable securities as available-for-sale and carries these securities at fair value.  The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  For publicly traded securities, the fair value of the Company’s investments is readily available based on quoted market prices.  For non-publicly traded securities, management’s assessment of fair value is based on valuation methodologies including discounted cash flows and estimates of sales proceeds.  In the event of a decline in fair value of an investment below carrying value, management is required to determine if the decline in fair value is other than temporary.  In evaluating the nature of a decline in the fair value of an investment, management considers the market conditions, trends of earnings, discounted cash flows, trading volumes, and other key measures of the investment as well as the Company’s ability and intent to hold the investment.  When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in the current period operating results to the extent of the decline. See Notes 5 and 6 to the Company’s consolidated financial statements for information regarding the Company’s marketable securities and investments in affiliates. If management used different estimates and assumptions in its evaluation of these marketable securities, then the Company could recognize different amounts of expense over future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Commodities

The availability and price of agricultural commodities are subject to wide fluctuations due to factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and exchange-traded and over-the-counter options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and exchange-traded and over-the-counter options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets. In addition, the Company from time-to-time enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or net sales and other operating income in the statement of earnings when the hedged item is recognized.

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

	2009		2008
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$845	$85	$1,260	$126
Lowest position	(1,342)	(134)	(915)	(92)
Average position	(392)	(39)	251	25

The change in fair value of the average position for 2009 compared to 2008 was principally a result of decreases in quantities underlying the daily net commodity position.

Currencies

The Company conducts its business in many countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  In order to reduce the risks associated with foreign currency exchange rate fluctuations, except for amounts permanently invested as described below, the Company follows a policy of entering into currency exchange contracts to mitigate its foreign currency risk related to transactions denominated in a currency other than the functional currencies applicable to each of its various entities, primarily the Euro, British Pound, and Canadian Dollar.  The instruments used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $6.6 billion at June 30, 2009, and $7.0 billion at June 30, 2008.  This decrease is due to the depreciation of foreign currencies versus the U.S. dollar partially offset by an increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $664 million and $695 million for 2009 and 2008, respectively.  Actual results may differ.

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

	2009	2008
	(In millions)
Fair value of long-term debt	$8,103	$7,789
Excess of fair value over carrying value	303	99
Market risk	310	308

The increase in fair value of long-term debt in 2009 resulted principally from decreased interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer Daniels Midland Company

Consolidated Statements of Earnings

	Year Ended June 30
	2009	2008	2007
	(In millions, except per share amounts)

Net sales and other operating income	$69,207	$69,816	$44,018
Cost of products sold	65,118	65,974	40,781
Gross Profit	4,089	3,842	3,237

Selling, general and administrative expenses	1,412	1,419	1,195
Other (income) expense - net	143	(201)	(1,112)
Earnings Before Income Taxes	2,534	2,624	3,154

Income taxes	827	822	992

Net Earnings	$1,707	$1,802	$2,162

Average number of shares outstanding – basic	643	644	651

Average number of shares outstanding – diluted	644	646	656

Basic earnings per common share	$2.66	$2.80	$3.32

Diluted earnings per common share	$2.65	$2.79	$3.30

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Balance Sheets

	June 30
	2009	2008
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,055	$810
Short-term marketable securities	500	455
Segregated cash and investments	2,430	2,035
Receivables	7,311	11,483
Inventories	7,782	10,160
Other assets	330	512
Total Current Assets	19,408	25,455

Investments and Other Assets
Investments in and advances to affiliates	2,459	2,773
Long-term marketable securities	626	590
Goodwill	532	506
Other assets	610	607
Total Investments and Other Assets	4,227	4,476

Property, Plant, and Equipment
Land	240	238
Buildings	3,304	3,207
Machinery and equipment	13,052	12,410
Construction in progress	2,245	1,924
	18,841	17,779
Accumulated depreciation	(10,891)	(10,654)
Net Property, Plant, and Equipment	7,950	7,125
Total Assets	$31,585	$37,056

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$356	$3,123
Accounts payable	5,786	6,544
Accrued expenses	2,695	4,722
Current maturities of long-term debt	48	232
Total Current Liabilities	8,885	14,621

Long-Term Liabilities
Long-term debt	7,800	7,690
Deferred income taxes	230	473
Other	1,171	782
Total Long-Term Liabilities	9,201	8,945

Shareholders’ Equity
Common stock	5,022	5,039
Reinvested earnings	8,832	7,494
Accumulated other comprehensive income (loss)	(355)	957
Total Shareholders’ Equity	13,499	13,490
Total Liabilities and Shareholders’ Equity	$31,585	$37,056

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2009	2008	2007
	(In millions)
Operating Activities
Net earnings	$1,707	$1,802	$2,162
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	730	721	701
Asset abandonments and impairments	13	32	21
Deferred income taxes	34	(128)	109
(Gain) loss on sales of marketable securities	4	(38)	(393)
(Gain) loss on exchange of unconsolidated affiliates	11	(8)	(440)
Gain on sale of businesses	(24)	(8)	(209)
Equity in (earnings) losses of affiliates, net of dividends	54	(283)	(193)
Stock compensation expense	34	27	18
Stock contributed to employee benefit plans	18	29	27
Pension and postretirement accruals (contributions), net	(161)	36	61
Other – net	(161)	384	61
Changes in operating assets and liabilities
Segregated cash and investments	(426)	(614)	(191)
Receivables	3,680	(4,781)	(1,671)
Inventories	1,899	(3,736)	(1,213)
Other assets	152	(174)	(66)
Accounts payable and accrued expenses	(2,223)	3,535	1,519
Total Operating Activities	5,341	(3,204)	303

Investing Activities
Purchases of property, plant, and equipment	(1,898)	(1,779)	(1,198)
Proceeds from sales of property, plant, and equipment	65	52	45
Proceeds from sale of businesses	258	11	385
Net assets of businesses acquired	(198)	(13)	(103)
Investments in and advances to affiliates	(15)	(32)	(53)
Distributions from affiliates, excluding dividends	11	54	97
Purchases of marketable securities	(2,402)	(1,405)	(892)
Proceeds from sales of marketable securities	2,312	1,222	1,367
Other – net	(4)	(5)	(3)
Total Investing Activities	(1,871)	(1,895)	(355)

Financing Activities
Long-term debt borrowings	125	3,095	1,166
Long-term debt payments	(24)	(69)	(549)
Net borrowings (payments) under line of credit agreements	(2,890)	2,574	(110)
Purchases of treasury stock	(100)	(61)	(533)
Sale of stock warrants related to convertible note issuance	–	–	170
Purchase of call options related to convertible note issuance	–	–	(299)
Cash dividends	(347)	(316)	(281)
Other – net	11	23	38
Total Financing Activities	(3,225)	5,246	(398)

Increase (decrease) in cash and cash equivalents	245	147	(450)
Cash and cash equivalents – beginning of year	810	663	1,113
Cash and cash equivalents – end of year	$1,055	$810	$663

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Reinvested	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
			(In millions)

Balance June 30, 2006	656	$5,511	$4,082	$214	$9,807

Comprehensive income
Net earnings			2,162
Other comprehensive income				172
Total comprehensive income					2,334
SFAS No. 158 transition adjustment, net of tax				(205)	(205)
Cash dividends paid-$.43 per share			(281)		(281)
Treasury stock purchases	(15)	(533)			(533)
Purchase of call options, net of tax		(186)			(186)
Sale of stock warrants		170			170
Other	2	128	19		147
Balance June 30, 2007	643	5,090	5,982	181	11,253

Comprehensive income
Net earnings			1,802
Other comprehensive income				776
Total comprehensive income					2,578
Cash dividends paid-$.49 per share			(316)		(316)
Treasury stock purchases	(2)	(61)			(61)
Forward contract component of Equity Units		(110)			(110)
Other	3	120	26		146
Balance June 30, 2008	644	5,039	7,494	957	13,490

Comprehensive income
Net earnings			1,707
Other comprehensive income				(1,312)
Total comprehensive income					395
Cash dividends paid-$.54 per share			(347)		(347)
Treasury stock purchases	(4)	(100)			(100)
SFAS No. 158 measurement date adjustment net of tax			(21)		(21)
Other	2	83	(1)		82
Balance June 30, 2009	642	$5,022	$8,832	$(355)	$13,499

See notes to consolidated financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2009, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Certain majority-owned subsidiaries whose fiscal periods differ from the Company’s are consolidated using the most recent available financial statements which in each case are within 93 days of the Company’s year end and are consistent from period to period.  The Company evaluates and consolidates, where appropriate, its less than majority-owned investments pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46).

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain items in prior years’ consolidated statements of cash flows have been reclassified to conform to the current year’s presentation with no impact to total cash provided by (used in) operating, investing, or financing activities.

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

Receivables

The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts, $103 million and $89 million at June 30, 2009 and 2008, respectively, to reflect any loss anticipated on the trade accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.

Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company controls its exposure to counter party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s trade receivables.  Trade accounts receivable due from unconsolidated affiliates as of June 30, 2009 and 2008 was $301 million and $199 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

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

Asset Abandonments and Write-Downs

The Company recorded a $13 million, a $32 million, and a $21 million charge in cost of products sold during 2009, 2008, and 2007, respectively, principally related to the abandonment and write-down of certain long-lived assets.  The majority of these assets were idle or related to underperforming product lines, and the decision to abandon or write-down was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.  Net sales to unconsolidated affiliates during 2009, 2008, and 2007 were $7.3 billion, $8.5 billion, and $3.7 billion, respectively.

Stock Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.  The Company’s share-based compensation plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards), and stock options.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model which requires the input of highly subjective assumptions.  Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award.

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred were $50 million, $49 million, and $45 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Per Share Data

Basic earnings per common share are determined by dividing net earnings by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of common shares outstanding is increased by common stock options outstanding with exercise prices lower than the average market price of common shares.  During 2009, 2008, and 2007, diluted average shares outstanding included incremental shares related to outstanding common stock options of 1 million, 2 million, and 5 million, respectively.

New Accounting Standards

During December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations and will change the financial accounting and reporting of business combination transactions.  SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1 which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5,  Accounting for Contingencies,  and FASB Interpretation No. 14, Reasonable Estimation  of the Amount of a Loss – an interpretation of FASB Statement No. 5.  The Company is required to adopt SFAS 141(R) and FSP FAS 141(R)-1 on July 1, 2009, and will apply them prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

During December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company is required to adopt SFAS 160 on July 1, 2009 and will apply it prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company believes the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

During May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Previously, most forms of convertible debt securities were treated solely as debt. Under this FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company is required to adopt FSP APB 14-1 on July 1, 2009, in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, been converted, or otherwise been extinguished as of the FSP’s effective date.  Upon adoption of FSP APB 14-1, the Company will record a debt discount equivalent to the fair value of the embedded equity conversion feature as of July 1, 2009, thereby reducing long term debt by $208 million and increasing shareholders’ equity by $128 million.  The debt discount will be amortized over the seven year term of the convertible debt using the effective interest rate method, increasing annual interest expense by approximately $13 million in fiscal year 2007, $37 million to $48 million in fiscal years 2008 to 2013 and $31 million in fiscal year 2014.

During June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. The FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The Company is required to adopt FSP EITF 03-6-1 on July 1, 2009.  The adoption of FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

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

During April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down on debt securities through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP  FAS 107-1 and APB 28-1), expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods in addition to annual periods. The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 requires the Company to expand disclosure in the notes to the Company’s interim consolidated financial statements but will not impact financial results. The Company adopted these FSPs as of June 30, 2009.

During May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes evaluation principles and disclosure requirements for subsequent events.  Upon implementation of SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The Company has evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were issued.

During June 2008, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R) (SFAS 167). SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a number of new disclosures including disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company will be required to adopt SFAS 167 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

Note 2.	Acquisitions

The Company’s 2009, 2008, and 2007 acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations.  Accordingly, the tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.	Acquisitions (Continued)

2009 Acquisitions

During 2009, the Company acquired ten businesses for a total cost of $198 million and recorded a preliminary allocation of the purchase price related to these acquisitions.  The purchase price allocations resulted in goodwill of $31 million.  The purchase price of $198 million was allocated to current assets, property, plant and equipment, other long-term assets, and liabilities for $176 million, $82 million, $111 million, and $171 million, respectively.

2008 Acquisitions

During 2008, the Company acquired six businesses for a total cost of $15 million, paid for with $2 million in Company stock and $13 million in cash.  The final purchase price allocations resulted in goodwill of $5 million.  The purchase price of $15 million was allocated to current assets, property, plant and equipment, other long-term assets, and liabilities for $14 million, $10 million, $5 million, and $14 million, respectively.

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

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009.  Pursuant to FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company has delayed the adoption of SFAS 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations to July 1, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,081	$488	$4,569
Unrealized gains on derivative contracts	742	1,018	82	1,842
Marketable securities	921	606	-	1,527
Total Assets	$1,663	$5,705	$570	$7,938

Liabilities:
Unrealized losses on derivative contracts	$972	$1,124	$84	$2,180
Inventory-related liabilities	–	245	20	265
Total Liabilities	$972	$1,369	$104	$2,445

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense–net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income until the hedged items are recorded in earnings.

The Company’s available-for-sale securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified as Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair market value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income unless a decline in value is deemed to be other than temporary at which point the decline is recorded in earnings.

The Company’s assessment of the significance of a particular input to a fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2009.

	Level 3 Fair Value Measurements
	Inventories Carried at Market, Net	Derivative Contracts, Net	Marketable Securities	Total
	(In millions)

Balance, June 30, 2008	$343	$(6)	$10	$347
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(278)	(74)	(1)	(353)
Purchases, issuances and settlements	225	(74)	17	168
Transfers in and/or out of Level 3	178	152	(26)	304
Ending balance, June 30, 2009	$468	$(2)	$–	$466

*Includes unrealized losses of $35 million attributable to the change in Level 3 derivative assets still held at June 30, 2009 and unrealized losses of $76 million attributable to the change in Level 3 inventories carried at market still held at June 30, 2009.

Note 4.	Inventories, Derivative Instruments & Hedging Activities

The Company values certain inventories using the lower of cost, determined by either the LIFO or FIFO method, or market.  During 2009, reductions in certain LIFO inventory quantities resulted in liquidations of a previously established LIFO cost layer, thereby decreasing the impact of the LIFO valuation reserve adjustment on earnings by $13 million after income tax.

	2009	2008
	(In millions)
LIFO inventories
FIFO value	$745	$1,215
LIFO valuation reserve	(267)	(784)
LIFO inventories carrying value	478	431
FIFO inventories	2,735	2,343
Market inventories	4,569	7,386
	$7,782	$10,160

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

SFAS No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133) requires the Company to recognize all of its derivative instruments as either assets or liabilities in its consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company does not currently have any derivatives designated as fair value hedges or derivatives designated as hedges of net investment in foreign operations.  The Company has certain derivatives designated as cash flow hedges; however, the majority of the Company’s derivatives have not been designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments under SFAS 133

To reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies, the Company generally follows a policy of using exchange-traded futures and exchange-traded and over-the-counter (OTC) options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and foreign exchange risk.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities are valued at fair value.  Inventories of certain merchandisable agricultural commodities which include amounts acquired under deferred pricing contracts are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately, resulting in cost of products sold approximating FIFO cost.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheet as receivables and accrued expenses, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments under SFAS 133 as of June 30, 2009.

	Assets	Liabilities
	(in millions)

FX Contracts	$46	$39
Commodity Contracts	1,781	2,139
Total	$1,827	$2,178

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments under SFAS 133 that have been included in the consolidated statement of earnings for the six months ended June 30, 2009, following adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161) on January 1, 2009.

(in millions)

Interest Contracts
Other income (expense) – net	$2

FX Contracts
Net sales and other operating income	$(22)
Cost of products sold	21
Other income (expense) - net	(15)
$(16)
Commodity Contracts
Cost of products sold	$(922)

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

For each of the hedging programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from accumulated other comprehensive income (AOCI) to either net sales and other operating income, or cost of products sold.  As of June 30, 2009, the Company has $25 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in the statement of earnings during the next 18 months.  During the current period the Company had no amounts recognized in earnings from cash flow hedges that were discontinued.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants grind approximately 60 million bushels of corn per month.  Most of the finished goods produced from this corn grind are sold at fixed prices and many of these finished goods are unable to be hedged.  The Company will fix the purchase price of the corn that will be used, thereby economically protecting the margin on these finished goods sales.  During the past 12 months, the Company hedged between 25% and 95% of its monthly anticipated grind.  At June 30, 2009, the Company has hedged portions of its anticipated monthly purchases of corn over the next 18 months, ranging from 1% to 50% of its anticipated monthly grind.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.    During the past 12 months, the Company hedged between 18% and 65% of the quantity of its anticipated monthly natural gas purchases.  At June 30, 2009, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 12 months, ranging from 4% to 60% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to changes in foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts with banks as foreign currency cash flow hedge programs.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of June 30, 2009 was immaterial.

At June 30, 2009, AOCI included $12 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The instruments were executed in order to lock in the Company’s interest rate prior to the issuance or remarketing of debentures.  Both the treasury lock agreements and interest rate swaps are designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the hedges is to protect the Company from changes in the benchmark from the date the Company decided to issue the debt to the date when the debt will actually be issued.  The Company will recognize the $12 million of gains in its consolidated statement of earnings over the terms of the hedged items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments under SFAS 133 as of June 30, 2009.

	Assets	Liabilities
	(in millions)

Interest Contracts	$10	$0
Commodity Contracts	5	2
Total	$15	$2

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments under SFAS 133 that have been included in the consolidated statement of earnings for the six months ended June 30, 2009, following adoption of SFAS 161:

	Consolidated Statement of Earnings Location	Amount
		(in millions)
FX Contracts
Effective amount recognized in earnings	Other income (expense) – net	$(1)
Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(293)
	Net sales and other operating income	16
Ineffective amount recognized in earnings	Cost of products sold	(9)
Total amount recognized in earnings		$(287)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2009
United States government obligations
Maturity less than 1 year	$645	$–	$–	$645
Maturity 1 to 5 years	29	1	–	30
Government–sponsored enterprise obligations
Maturity less than 1 year	8	–	–	8
Maturity 1 to 5 years	59	2	–	61
Maturity 5 to 10 years	104	1	(1)	104
Maturity greater than 10 years	268	6	–	274
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	37	1	–	38
Other debt securities
Maturity less than 1 year	463	–	–	463
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	16	–	(3)	13
Equity securities
Available-for-sale	69	33	(29)	73
Trading	19	–	–	19
	$1,733	$44	$(33)	$1,744

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2008
United States government obligations
Maturity less than 1 year	$483	$1	$(1)	$483
Maturity 1 to 5 years	33	–	(1)	32
Government–sponsored enterprise obligations*
Maturity 1 to 5 years	77	2	–	79
Maturity 5 to 10 years	69	–	(1)	68
Maturity greater than 10 years	198	1	(3)	196
Corporate debt securities
Maturity less than 1 year	6	–	–	6
Maturity 1 to 5 years	49	–	–	49
Maturity greater than 10 years	13	–	–	13
Other debt securities
Maturity less than 1 year	355	–	(1)	354
Maturity 5 to 10 years	7	–	–	7
Maturity greater than 10 years	1	–	–	1
Equity securities
Available-for-sale	88	52	(18)	122
Trading	23	–	–	23
	$1,402	$56	$(25)	$1,433

* Description changed to conform to current year classification.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

Of the $33 million in unrealized losses at June 30, 2009, $7 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $215 million and $34 million, respectively.  The market value of United States government obligations, government-sponsored enterprise obligations, and other debt securities with unrealized losses as of June 30, 2009, is $210 million.  The $4 million of unrealized losses associated with United States government obligations, government sponsored enterprise obligations and other debt securities are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of June 30, 2009, is $39 million.  Of the $29 million in unrealized losses associated with available-for-sale equity securities, $25 million is related to the Company’s investment in one security.  In June 2009, the Company recognized an $18 million other-than-temporary impairment related to an investment in an available-for-sale equity security, based on the Company’s assessment of underlying market conditions.  The Company does not intend to sell any of its impaired debt and equity securities, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investments before recovery of their amortized cost bases.

Note 6.	Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence.  The Company had 72 and 80 unconsolidated affiliates as of June 30, 2009 and 2008, respectively, located in North and South America, Africa, Europe, and Asia.  The following table summarizes the combined balance sheets as of June 30, 2009 and 2008, and the combined statements of earnings of the Company’s unconsolidated affiliates for each of the three years ended June 30, 2009, 2008, and 2007.

	2009	2008	2007
	(In millions)
Current assets	$12,766	$15,111
Non-current assets	19,403	17,201
Current liabilities	(8,646)	(11,069)
Non-current liabilities	(3,751)	(2,799)
Minority interests	(681)	(720)
Net assets	$19,091	$17,724

Net sales	$41,205	$37,542	$25,127
Gross profit	5,682	4,575	3,123
Net income	816	2,503	1,684

Undistributed earnings of the Company’s unconsolidated affiliates as of June 30, 2009, are $938 million.  The company is a limited partner in various private equity funds which have a carrying value at June 30, 2009 of $83 million.  The Company has future capital commitments related to these partnerships of $114 million as of June 30, 2009.  The Company has a direct investment in two foreign affiliates which have a carrying value of $963 million as of June 30, 2009, and a market value of $3.1 billion based on quoted market prices and exchange rates at August 26, 2009.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.	Investments in and Advances to Affiliates (Continued)

The Company provides credit facilities totaling $175 million to three unconsolidated affiliates.  One facility is due on demand and bears interest equal to the monthly average commercial paper rate applicable to the Company’s commercial paper borrowing facility.  The second facility matures December 31, 2011 and bears interest at the one month LIBOR rate.  The third facility has no fixed maturity date, is repayable within 90 days of the advance, and bears interest at LIBOR plus one percent.  Outstanding advances under these credit facilities are $50 million as of June 30, 2009, and are included in receivables in the accompanying consolidated balance sheet.

During 2007, the Company sold its 28% ownership interest in Agricore United for cash of $321 million and recognized a gain of $153 million.

During June 2007, the Company exchanged its ownership interests in eleven Asian joint venture companies for shares of Wilmar International Limited (WIL), a Singapore publicly listed company.  In exchange for its ownership interests in the joint ventures, the Company received 366 million WIL shares with a fair value of $756 million.  Immediately prior to the exchange, the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares was $231 million.  The Company recognized a $286 million after-tax gain in 2007 related to the exchange transaction.  The gain represents the difference between the fair value of the WIL shares received and the carrying value of the Company’s interests in the joint ventures exchanged for WIL shares, less the elimination of the portion of the gain representing the Company’s retained direct and indirect ownership interests in WIL.  During 2008, the Company finalized its accounting for this exchange using the purchase method of accounting.  As a result, the Company reduced its investment in WIL and recorded goodwill of $176 million.  The Company accounts for its direct and indirect interests in WIL using the equity method of accounting due to its ability to exercise significant influence over WIL.

Note 7.	Goodwill

The Company accounts for its goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company recorded a $6 million goodwill impairment charge during 2009 and no goodwill impairment during 2008.  The other changes in goodwill during 2009 are related to acquisitions, investment in a joint venture and foreign currency translation adjustments.  The carrying value of the Company’s other intangible assets is not material.

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2009			2008
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$9	$186	$195	$15	$185	$200
Corn Processing	77	7	84	77	7	84
Agricultural Services	44	1	45	51	1	52
Other	126	82	208	103	67	170
Total	$256	$276	$532	$246	$260	$506

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements

	2009	2008
	(In millions)

4.70% Debentures $1,750 million face amount, due in 2041	$1,750	$1,750

0.875% Convertible Senior Notes $1,150 million face amount, due in 2014	1,150	1,150

5.45% Notes $700 million face amount, due in 2018	700	700

5.375% Debentures $600 million face amount, due in 2035	586	586

6.45% Debentures $500 million face amount, due in 2038	498	498

5.935% Debentures $500 million face amount, due in 2032	494	494

7.0% Debentures $400 million face amount, due in 2031	398	398

7.5% Debentures $343 million face amount, due in 2027	341	341

6.625% Debentures $298 million face amount, due in 2029	296	296

8.375% Debentures $295 million face amount, due in 2017	292	292

6.95% Debentures $250 million face amount, due in 2097	246	246

7.125% Debentures $243 million face amount, due in 2013	243	243

6.75% Debentures $200 million face amount, due in 2027	197	197

5.87% Debentures $196 million face amount, due in 2010	177	164

8.125% Debentures $103 million face amount, due in 2012	103	103

8.875% Debentures $102 million face amount, due in 2011	102	102

Other	275	362
Total long-term debt including current maturities	7,848	7,922
Current maturities	(48)	(232)
Total long-term debt	$7,800	$7,690

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements (Continued)

In fiscal year 2008, the Company issued $3.10 billion of additional long-term debt, including $500 million of debentures issued in December 2007, $700 million of notes issued in March 2008, and $1.75 billion of debentures issued in June 2008 (the Debentures).

In connection with the issuance of the Debentures in June 2008, the Company issued $1.75 billion of Equity Units.  Equity Units are a combination of debt and forward purchase contract for the holder to purchase the Company’s common stock.  The debt and equity instruments are deemed to be separate instruments as the investor may transfer or settle the equity instrument separately from the debt instrument.

The forward purchase contract will obligate the buyer to purchase from the Company, no later than June 1, 2011, for a price of $50 in cash, the following number of shares of the Company’s common stock, subject to anti-dilution adjustments:

•
if the “Applicable Market Value” (AMV) of the Company’s common stock, which is the average closing price of the Company’s common stock over the 20-trading day period ending on the third trading day prior to June 1, 2011, equals or exceeds $47.83, 1.0453 shares of the Company’s common stock;

•	if the AMV is less than $47.83, but greater than $39.86, a number of shares of the Company’s common stock having a value, based on the AMV, equal to $50; and

•	if the AMV is less than or equal to $39.86, 1.2544 shares of the Company’s common stock.

The Debentures bear interest at a rate of 4.70% per year, payable quarterly and are due June 1, 2041. The Debentures will be remarketed in 2011.  If this remarketing is successful, the interest rate on the Debentures will be reset, and thereafter interest will be payable semi-annually at the reset rate.  In addition, following a successful remarketing, the Company may modify certain terms of the Debentures including adjusting the frequency of interest payments, adjusting the ranking of the Debentures or changing the stated maturity.  If there has been no successful remarketing, the interest rate on the Debentures will not be reset, and the holder of each Equity Unit will have the right to put its interest in the Debentures to the Company on June 1, 2011 at a put price equal to 100% of its principal amount plus accrued and unpaid interest. The proceeds of the put right will be deemed to have been applied against the holder’s obligations under the forward purchase contracts.

The Company will also pay the Equity Unit holder quarterly contract adjustment payments at a rate of 1.55% per year of the stated amount of $50 per Equity Unit, or $0.775 per year.  The present value of the future contract adjustment payments of $75 million, which is being paid over the three years from the date of issuance, is recorded as a reduction to shareholders’ equity.  The Company also recorded a $35 million decrease in shareholders’ equity for issuance costs related to the equity portion of the Equity Units.  The remaining issuance costs have been allocated to the debt and will be recognized in earnings over the life of the debt.

The forward purchase contracts issued in connection with the issuance of the debentures in June 2008, will be settled for the Company’s common stock on June 1, 2011.  Until settlement of the forward purchase contract, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of June 30, 2009, the forward purchase contracts were not considered dilutive and therefore not included in the computation of diluted earnings per share.  Basic earnings per share will not be affected until the forward purchase contracts are settled and the holders thereof become stockholders.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements (Continued)

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

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $299 million.  The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options.  In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million.  If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock.  The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.  The net cost of the purchased call options and warrant transactions of $130 million was recorded as a reduction of shareholders’ equity.  The Company also recorded a $114 million increase in shareholders’ equity for the deferred tax asset recognized related to the purchased call options.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

As of June 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2009, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2009, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements (Continued)

At June 30, 2009, the fair value of the Company’s long-term debt exceeded the carrying value by $303 million, as estimated by using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The aggregate maturities of long-term debt for the five years after June 30, 2009, are $48 million, $328 million, $151 million, $268 million, and $1,215 million, respectively.

At June 30, 2009, the Company had pledged certain property, plant, and equipment with a carrying value of $340 million as security for certain long-term debt obligations.

At June 30, 2009, the Company had lines of credit totaling $6.6 billion, of which $6.5 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2009 and 2008, were 2.86% and 2.83%, respectively.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at June 30, 2009.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2009 and 2008, totaling $398 million and $500 million, respectively.

Note 9.	Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each without par value.  No preferred stock has been issued.  At June 30, 2009 and 2008, the Company had approximately 30.0 million and 27.8 million shares, respectively, in treasury.  Treasury stock of $765 million at June 30, 2009, and $719 million at June 30, 2008, is recorded at cost as a reduction of common stock.

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 1999 Incentive Compensation Plan and 2002 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over five to nine years, and expire ten years after the date of grant.

The Company’s 1999 and 2002 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  The awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  During 2009, 2008, and 2007, 1.1 million, 1.3 million, and 1.1 million common shares or units, respectively, were granted as Restricted Stock Awards.  At June 30, 2009, there were 1.5 million and 3.5 million shares available for future grants pursuant to the 1999 and 2002 plans, respectively.

Compensation expense for option grants and Restricted Stock Awards granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants and Restricted Stock Awards continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement eligible employees is recognized in earnings on the date of grant.  Total compensation expense for option grants and Restricted Stock Awards recognized during 2009, 2008, and 2007 was $65 million, $70 million, and $70 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Shareholders’ Equity (Continued)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model.  The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock.  The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant.  The average expected life represents the period of time that option grants are expected to be outstanding.  The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.  The assumptions used in the Black-Scholes single option pricing model are as follows.

	2009	2008	2007

Dividend yield	2%	1%	1%
Risk-free interest rate	3%	5%	5%
Stock volatility	30%	30%	30%
Average expected life (years)	8	8	8

A summary of option activity during 2009 is presented below:
	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at June 30, 2008	8,949	$23.79
Granted	3,440	26.03
Exercised	(1,512)	12.96
Forfeited or expired	(168)	22.86
Shares under option at June 30, 2009	10,709	$26.05

Exercisable at June 30, 2009	3,145	$23.47

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2009, is 7 years and 6 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009, is $8 million and $10 million, respectively.  The weighted-average grant-date fair values of options granted during 2009, 2008, and 2007, were $7.81, $12.60, and $16.42 respectively.  The total intrinsic values of options exercised during 2009, 2008, and 2007, were $17 million, $34 million, and $41 million, respectively.  Cash proceeds received from options exercised during 2009, 2008, and 2007, were $11 million, $20 million, and $20 million, respectively.

At June 30, 2009, there was $33 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next five fiscal years are $14 million, $10 million, $6 million, $2 million, and $1 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Shareholders’ Equity (Continued)

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during 2009 and 2008, were $26.03 and $34.45, respectively.

A summary of Restricted Stock Awards activity during 2009 is presented below:

	Restricted	Weighted Average
	Stock Awards	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2008	4,536	$30.00
Granted	1,144	26.03
Vested	(2,241)	21.96
Forfeited	(26)	32.91
Non-vested at June 30, 2009	3,413	$33.81

At June 30, 2009 there was $19 million of total unrecognized compensation expense related to Restricted Stock Awards.  Amounts to be recognized as compensation expense during the next three fiscal years are $13 million, $5 million, and $1 million, respectively.  The total fair value of Restricted Stock Awards vested during 2009 was $49 million.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Accumulated Other Comprehensive Income

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(In millions)

Balance at June 30, 2006	$90	$(24)	$(31)	$179	$214

Unrealized gains (losses)	312	(13)	(40)	180	439
(Gains) losses reclassified to earnings	–	42	–	(393)	(351)
Tax effect	–	(11)	15	80	84
Net of tax amount	312	18	(25)	(133)	172
SFAS No. 158 transition adjustment	–	–	(330)	–	(330)
Tax effect	–	–	125	–	125
Net of tax amount	–	–	(205)	–	(205)
Balance at June 30, 2007	402	(6)	(261)	46	181

Unrealized gains (losses)	624	126	144	(4)	890
(Gains) losses reclassified to earnings	–	13	–	(38)	(25)
Tax effect	–	(43)	(62)	16	(89)
Net of tax amount	624	96	82	(26)	776
Balance at June 30, 2008	1,026	90	(179)	20	957

Unrealized gains (losses)	(819)	(24)	(583)	(26)	(1,452)
(Gains) losses reclassified to earnings	–	(126)	–	6	(120)
Tax effect	–	47	206	7	260
Net of tax amount	(819)	(103)	(377)	(13)	(1,312)
Balance at June 30, 2009	$207	$(13)	$(556)	$7	$(355)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Other (Income) Expense – Net

	2009	2008	2007
	(In millions)
Interest expense	$430	$477	$434
Investment income	(181)	(269)	(257)
Loss on extinguishment of debt	–	–	46
Net (gain) loss on marketable
securities transactions	6	(38)	(393)
Net (gain) loss on exchange of
unconsolidated affiliates	11	(9)	(440)
Net gain on sales of businesses	(24)	(8)	(209)
Equity in earnings of
unconsolidated affiliates	(145)	(415)	(294)
Other – net	46	61	1
	$143	$(201)	$(1,112)

Interest expense is net of interest capitalized of $95 million, $52 million, and $24 million in 2009, 2008, and 2007, respectively.  The Company made interest payments of $522 million, $485 million, and $425 million in 2009, 2008, and 2007, respectively.  Realized gains on sales of available-for-sale marketable securities totaled $17 million, $39 million, and $394 million in 2009, 2008, and 2007, respectively.  Annual realized losses on sales of available-for-sale marketable securities were $1 million in 2009, 2008, and 2007.  Impairment losses on securities totaled $22 million in 2009.

Note 12.	Income Taxes

For financial reporting purposes, earnings before income taxes include the following components.

	2009	2008	2007
	(In millions)

United States	$1,370	$1,445	$1,902
Foreign	1,164	1,179	1,252
	$2,534	$2,624	$3,154

Significant components of income taxes are as follows:

	2009	2008	2007
	(In millions)
Current
Federal	$626	$540	$691
State	28	46	68
Foreign	139	364	124
Deferred
Federal	10	(51)	(24)
State	11	12	(16)
Foreign	13	(89)	149
	$827	$822	$992

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows. 2008 amounts have been reclassified to conform to current year presentation.

	2009	2008
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$599	$592
Equity in earnings of affiliates	142	272
Inventory reserves	64	28
Other	80	36
	$885	$928

Deferred tax assets
Pension and postretirement benefits	$301	$156
Purchased call options	78	98
Stock compensation	59	53
Tax credit carryforwards, net	36	43
Reserves and other accruals	19	9
Other	153	96
	$646	$455

Net deferred tax liabilities	$239	$473
Current deferred tax liabilities included
in accrued expenses	(9)	–
Non-current deferred tax liabilities	$230	$473

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal tax benefit	1.0	1.3	1.4
Foreign earnings taxed at rates
other than the U.S. statutory rate	(9.2)	(4.6)	(2.9)
WIHL Liquidation	6.6	–	–
Adjustment of income taxes to
filed tax returns	(0.1)	0.2	(0.4)
Other	(0.7)	(0.6)	(1.6)
Effective rate	32.6%	31.3%	31.5%

The Company made income tax payments of $1.0 billion, $859 million and $794 million in 2009, 2008, and 2007, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

The Company has $55 million and $69 million of tax assets for net operating loss carry-forwards related to certain international subsidiaries at June 30, 2009 and 2008, respectively.  As of June 30, 2009, approximately $48 million of these assets have no expiration date, and the remaining $7 million expire at various times through fiscal 2018.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective international subsidiary for the year. The Company has recorded a valuation allowance of $51 million and $60 million against these tax assets at June 30, 2009 and 2008, respectively, due to the uncertainty of their realization.

The Company also has $38 million of tax assets related to excess foreign tax credits which begin to expire in fiscal 2013 and $12 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards) net of federal benefit which will expire at various times through fiscal 2015. The Company has recorded a valuation allowance of $11 million against the excess foreign tax credits at June 30, 2009, due to the uncertainty of realization.  The Company has recorded a valuation allowance against the state income tax assets of $2 million as of June 30, 2009.  As of June 30, 2008, the Company had a $24 million valuation allowance recorded related to the excess foreign tax credits and a $1 million valuation allowance related to state income tax incentive credits, due to the uncertainty of realization.

The Company remains subject to examination in the U.S. for the calendar tax years 2007, 2008 and 2009.

Undistributed earnings of the Company’s foreign subsidiaries and affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $6 billion at June 30, 2009, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

During 2009, approximately $158 million of income tax expense was incurred related to the Company’s investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar International Ltd. (WIL).

Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S.  Therefore, the Company provided no deferred tax liability associated with the undistributed earnings of this investment prior to the third quarter of 2009.   On February 3, 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution on April 1, 2009. Pursuant to this distribution, ADMAP received publicly traded shares of WIL that represented approximately 40% of the WIL shares indirectly held by WIHL.  The liquidation caused the difference between the market value of  the WIL shares received and the tax basis of ADMAP’s investment in WIHL to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, as of March 31, 2009, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested.  Accordingly, the Company recorded approximately $97 million of income tax expense and deferred income tax liability in the third quarter of 2009 to reflect the book-tax basis difference of its investment in WIHL as of March 31, 2009.  On April 1, 2009, the income tax gain generated by the partial liquidating distribution of WIHL triggered additional U.S. income tax expense of approximately $61 million which was recorded in the Company’s fourth quarter 2009 and established a new tax basis in the U.S. for the Company’s WIHL investment.

The finalization of the liquidation process is expected to take up to 15 months and is contingent on certain regulatory approvals.  While the ultimate impact of the transaction is uncertain, based on the August 26, 2009 market value of WIL shares and certain other assumptions, including the applicable foreign currency exchange rate and the U.S. income tax rate, the finalization of the liquidation could result in additional income tax expense for the Company of approximately $560 million in the period(s) that it occurs.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

The Company adopted the provisions of FIN 48 effective July 1, 2007.  FIN 48 clarifies the accounting for income tax positions by prescribing a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.  This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.  Upon adoption of FIN 48, no material changes were required to be taken into account in the income statement or balance sheet of the Company.  The total amounts of unrecognized tax benefits at June 30, 2008 and 2009 are as follows:

	Unrecognized Tax Benefits
	2009	2008
	(in millions)

Beginning balance	$55	$21
Additions related to current years’ tax positions	–	29
Additions related to prior years’ tax positions	10	7
Reductions related to prior years’ tax positions	(9)	–
Settlements with tax authorities	(2)	(2)
Ending balance	$54	$55

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity, and timing differences for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The 2009 changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions through negotiations with relevant tax authorities or through litigation may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were required to be recognized by the Company at one time, there would be a positive impact of $33 million on the tax expense for that period.

The Company classifies interest on income tax related balances as interest expense or interest income and classifies tax-related penalties as selling, general and administrative expenses.  At June 30, 2009 and 2008, the Company had accrued interest and penalties on unrecognized tax benefits of $22 million and $17.5 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases the majority of which expire at various dates through the year 2026. Rent expense for 2009, 2008, and 2007 was $217 million, $201 million, and $166 million, respectively. Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Rental Payments
Fiscal years	(In millions)

2010	$224
2011	205
2012	235
2013	198
2014	139
Thereafter	273
Total minimum lease payments	$1,274

Note 14.	Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  Eligible domestic employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible domestic employees hired on or after January 1, 2009 (and eligible salaried employees with less than five years of service prior to January 1, 2009) participate in a “cash balance” pension formula.  The Company provides eligible domestic employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).

The Company also maintains 401(k) plans covering substantially all domestic employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 17.3 million shares of Company common stock at June 30, 2009, with a market value of $462 million.  Cash dividends received on shares of Company common stock by these plans during the year ended June 30, 2009 were $9 million.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$52	$68	$62	$7	$9	$7
Interest cost	111	109	94	13	12	10
Expected return on plan assets	(113)	(121)	(102)	–	–	–
Curtailment/Plan settlements	–	–	–	(15)	–	–
Amortization of actuarial loss	2	17	19	1	2	1
Other amortization	6	5	6	(1)	(1)	(1)
Net periodic defined benefit plan expense	58	78	79	5	22	17
Defined contribution plans	35	31	29	–	–	–
Total retirement plan expense	$93	$109	$108	$5	$22	$17

The Company historically has used March 31 as its measurement date.  On July 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires companies to measure the funded status of defined benefit postretirement plans as of the end of the fiscal year instead of a date up to three months prior to the end of the fiscal year.  As a result, the Company recorded a decrease in retained earnings of $21 million, net of tax, and an increase to accumulated other comprehensive income of $2 million, net of tax, representing the periodic benefit cost for the period from April 1, 2008 through June 30, 2008.

The Company uses a June 30 measurement date for substantially all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(In millions)		(In millions)
Benefit obligation, beginning	$1,851	$1,916	$206	$208
Service cost	52	68	7	9
Interest cost	111	109	13	12
Actuarial loss (gain)	160	(242)	48	(15)
Employee contributions	2	3	–	–
Settlements	(15)	–	(8)	–
SFAS No. 158 measurement date adjustment	39	–	6	–
Benefits paid	(94)	(78)	(8)	(8)
Plan amendments	(2)	6	(8)	–
Foreign currency effects	(92)	69	–	–
Benefit obligation, ending	$2,012	$1,851	$256	$206

Fair value of plan assets, beginning	$1,662	$1,611	$–	$–
Actual return on plan assets	(283)	5	–	–
Employer contributions	217	69	8	8
Employee contributions	2	3	–	–
Settlements	(15)	–	–	–
SFAS No. 158 measurement date adjustment	27	–	–	–
Benefits paid	(94)	(78)	(8)	(8)
Foreign currency effects	(89)	52	–	–
Fair value of plan assets, ending	$1,427	$1,662	$–	$–

Funded status	$(585)	$(189)	$(256)	$(206)
Adjustment for fourth quarter contributions	–	7	–	–
Pension liability recognized in the balance sheet	$(585)	$(182)	$(256)	$(206)

Prepaid benefit cost	$17	$68	–	$–
Accrued benefit liability – current	(13)	(11)	(8)	(8)
Accrued benefit liability – long-term	(589)	(239)	(248)	(198)
Net amount recognized in the balance sheet	$(585)	$(182)	$(256)	$(206)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for pension benefits at June 30, 2009, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $4 million, unrecognized prior service costs of $32 million and unrecognized actuarial losses of $753 million.  The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2010, is $5 million and $31 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2009, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $7 million and unrecognized actuarial losses of $77 million.  The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit costs during the fiscal year ended June 30, 2010, is $1 million, and $5 million, respectively.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	6.5%	5.6%	6.8%	6.0%
Expected return on plan assets	7.2%	7.6%	N/A	N/A
Rate of compensation increase	3.9%	4.1%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	6.1%	6.5%	6.8%	6.8%
Rate of compensation increase	3.8%	3.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.9 billion, $1.7 billion, and $1.3 billion, respectively, as of June 30, 2009, and $1.2 billion, $1.2 billion, and $1.0 billion, respectively, as of June 30, 2008.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were  $1.6 billion, $1.5 billion, and $1.1 billion, respectively, as of June 30, 2009, and $484 million, $474 million, and $282 million, respectively, as of June 30, 2008.  The accumulated benefit obligation for all pension plans as of June 30, 2009 and 2008, was $1.8 billion and $ 1.7 billion, respectively.

For postretirement benefit measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009.  The rate was assumed to decrease gradually to 5.0% for 2016 and remain at that level thereafter.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$4	$(3)
Effect on accumulated postretirement benefit obligations	$38	$(31)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

Plan Assets

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	20091, 2	2008

Equity securities	48%	51%
Debt securities	46%	41%
Other	6%	8%
Total	100%	100%

1
The Company’s U.S. pension plans contain approximately 62% of the Company’s global pension plan assets.  The target asset allocation for the Company’s U.S. pension plans consists of 60% equity securities, 30% debt securities, and 10% real estate.  The actual asset allocation for the U.S. pension plans as of the measurement date consists of 58% equity securities, 33% debt securities, and 9% in real estate.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 32% equity securities, 66% debt securities, and 2% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

2
The Company’s pension plans held 3.0 million shares of Company common stock as of the measurement date, June 30, 2009, with a market value of $81 million.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended June 30, 2009, were $1.7 million.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.
•	Maintain a broad diversification across asset classes and among investment managers.
•	Maintain careful control of the risk level within each asset class.

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans.  Selection of the targeted asset allocation for plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.  The U.S. pension plans target asset allocation is also based on an asset and liability study that is updated periodically.

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

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

External consultants monitor the investment strategy and asset mix for the Company’s plan assets.  To develop the Company’s expected long-term rate of return assumption on plan assets, the Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies.  Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall investment markets.  The expected long-term rate of return assumption used in computing 2009 net periodic pension cost for the pension plans was 7.2%.

Contributions and Expected Future Benefit Payments

The Company expects to contribute $38 million to the pension plans and $8 million to the postretirement benefit plan during 2010.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)

2010	$88	$8
2011	93	9
2012	98	11
2013	104	12
2014	110	13
2015 – 2019	647	83

Note 15.	Segment and Geographic Information

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

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, and flaxseed into vegetable oils and protein meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be processed internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in paints and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interests in its unconsolidated affiliate in Asia, Wilmar International Limited.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients for the agricultural processing industry.  In addition, the Agricultural Services’ segment includes activities related to edible bean procurement, rice milling, formula feed, and animal health and nutrition.  Agricultural Services’ grain sourcing and transportation network also provides reliable and efficient services to the Company’s agricultural processing operations. Also included in Agricultural Services are the activities of A.C. Toepfer International, a global merchant of agricultural commodities and processed products.

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit are equity in earnings of affiliates based on the equity method of accounting.  Unallocated corporate expenses, investment income, unallocated interest expense, marketable securities transactions, FIFO to LIFO inventory adjustments and minority interest eliminations have been excluded from segment operations and classified as Corporate.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

Segment Information
	2009	2008	2007
	(In millions)
Sales to external customers
Oilseeds Processing	$24,518	$23,279	$13,943
Corn Processing	7,723	7,137	5,825
Agricultural Services	31,584	33,968	20,419
Other	5,382	5,432	3,831
Total	$69,207	$69,816	$44,018

Intersegment sales
Oilseeds Processing	$109	$535	$328
Corn Processing	80	99	50
Agricultural Services	2,767	2,965	1,833
Other	153	140	125
Total	$3,109	$3,739	$2,336

Net sales
Oilseeds Processing	$24,627	$23,814	$14,271
Corn Processing	7,803	7,236	5,875
Agricultural Services	34,351	36,933	22,252
Other	5,535	5,572	3,956
Intersegment elimination	(3,109)	(3,739)	(2,336)
Total	$69,207	$69,816	$44,018

Depreciation
Oilseeds Processing	$190	$202	$190
Corn Processing	319	293	285
Agricultural Services	96	92	91
Other	101	114	112
Corporate	24	20	23
Total	$730	$721	$701

Asset abandonments and write-downs
Oilseeds Processing	$4	$28	$6
Corn Processing	–	2	15
Other	9	2	–
Total	$13	$32	$21

Interest expense
Oilseeds Processing	$89	$186	$136
Corn Processing	17	49	46
Agricultural Services	80	170	133
Other	86	119	134
Corporate	158	(47)	(15)
Total	$430	$477	$434

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

	2009	2008	2007
	(In millions)
Investment income
Oilseeds Processing	$36	$24	$17
Agricultural Services	29	48	29
Other	79	136	137
Corporate	37	61	74
Total	$181	$269	$257

Equity in earnings of affiliates
Oilseeds Processing	$283	$156	$88
Corn Processing	44	53	54
Agricultural Services	76	105	29
Other	(253)	113	105
Corporate	(5)	(12)	18
Total	$145	$415	$294

Operating profit
Oilseeds Processing	$1,280	$1,040	$1,139
Corn Processing	185	961	1,105
Agricultural Services	994	1,017	538
Other	(6)	423	379
Total operating profit	2,453	3,441	3,161
Corporate	81	(817)	(7)
Earnings before income taxes	$2,534	$2,624	$3,154

Investments in and advances to affiliates
Oilseeds Processing	$1,202	$1,059
Corn Processing	402	431
Agricultural Services	201	242
Other	256	593
Corporate	398	448
Total	$2,459	$2,773

Identifiable assets
Oilseeds Processing	$10,266	$12,906
Corn Processing	6,333	5,779
Agricultural Services	5,657	9,876
Other	7,965	7,922
Corporate	1,364	573
Total	$31,585	$37,056

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

	2009	2008
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$258	$190
Corn Processing	1,018	979
Agricultural Services	254	166
Other	471	405
Corporate	58	49
Total	$2,059	$1,789

Geographic information:  The following geographic area data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the sum of the net book value of property, plant, and equipment plus goodwill related to consolidated businesses.

	2009	2008	2007
	(In millions)
Net sales and other operating income
United States	$35,485	$37,466	$24,244
Germany	7,431	8,335	6,569
Other Foreign	26,291	24,015	13,205
	$69,207	$69,816	$44,018

Long-lived assets
United States	$6,452	$5,554
Foreign	1,754	1,817
	$8,206	$7,371

Note 16.	Guarantees and Commitments

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $137 million at June 30, 2009.  Amounts outstanding for the primary entity under these contingent obligations were $82 million at June 30, 2009.

During fiscal year 2009, the Company had under construction new ethanol, propylene/ethylene glycol, PHA, cocoa production facilities, and two cogeneration facilities.  As of June 30, 2009, the Company has entered into purchase commitments totaling $252 million with third parties related to the construction of those facilities.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2009
Net Sales	$21,160	$16,673	$14,842	$16,532	$69,207
Gross Profit	1,867	1,212	649	361	4,089
Net Earnings	1,050	585	8	64	1,707
Basic Earnings Per Common Share	1.63	0.91	0.01	0.10	2.66
Diluted Earnings Per Common Share	1.63	0.91	0.01	0.10	2.65

Fiscal 2008
Net Sales	$12,828	$16,496	$18,708	$21,784	$69,816
Gross Profit	930	948	1,157	807	3,842
Net Earnings	441	473	517	372	1,802
Basic Earnings Per Common Share	0.68	0.74	0.80	0.58	2.80
Diluted Earnings Per Common Share	0.68	0.73	0.80	0.58	2.79

Net earnings for the second quarter ended December 31, 2008, third quarter ended March 31, 2009, and fourth quarter and year ended June 30, 2009 include charges to other income of $51 million ($32 million after tax, equal to $0.05 per share), $212 million ($132 million after tax, equal to $0.21 per share), $12 million ($7 million after tax, equal to $0.01 per share) and $275 million ($171 million after tax equal to $0.27 per share), respectively, related to equity losses resulting from currency derivative losses of the Company’s investee, Gruma S.A.B. de C.V.  Net earnings for the third quarter ended March 31, 2009, and fourth quarter and year ended June 30, 2009 include income tax charges of $97 million or $0.15 per share, $61 million or $0.09 per share, and $158 million or $0.24 per share, respectively, resulting from the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar International Limited.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer Daniels Midland Company (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer Daniels Midland Company at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer Daniels Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer Daniels Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer Daniels Midland Company as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009, of Archer Daniels Midland Company and our report dated August 26, 2009, expressed an unqualified opinion thereon.

             /s/ Ernst & Young LLP

St. Louis, Missouri
August 26, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2009 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2009.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2009.  That report is included herein.

/s/ Patricia A. Woertz Patricia A. Woertz Chairman, Chief Executive Officer and President	/s/ Steven R. Mills Steven R. Mills Executive Vice President & Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 5, 2009 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer from January 1998. Manager of Treasury Operations from 1989 to January 1998.	48

Lewis W. Batchelder	Chairman of the Management Board of Alfred C. Toepfer International from March 2009. Member of the Management Board of Alfred C. Toepfer International from November 2007 to March 2009. Senior Vice President from December 2001 to November 2008. Group Vice President from July 1997 to December 2001. President of Grain Operations from March 2001 to August 2006.	64

Mark A. Bemis	Vice President from February 2005. President of ADM Cocoa from September 2001. Vice President and General Manager, North American Division-ADM Cocoa from March 1999 to September 2001. Various merchandising and management positions from 1983 to March 1999.	48

Mark J. Cheviron	Vice President from July 1997. Vice President of Security and Corporate Services since May 1997. Director of Security since 1980.	60

Michael D’Ambrose	Senior Vice President from October 2006. Independent Consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005. Executive Vice President, Human Resources for Toys R Us from 2001 to 2003.	52

Stuart E. Funderburg	Assistant Secretary and Assistant General Counsel from November 2008. Corporate Counsel from October 2001 to November 2008. Member of the Law Department since 1998.	45

Edward A. Harjehausen	Senior Vice President from February 2005. Group Vice President from March 2002 to February 2005. President of ADM Bioproducts and Feed Division from March 2002 to June 2005. President of ADM Corn Processing Division from July 2000 to June 2005. Vice President from October 1992 to March 2002. President of ADM Bioproducts and Food Additives from October 1999 to July 2000.	59

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Shannon Herzfeld	Vice President from February 2005. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004. Director-International Trade Services with Akin, Gump, Strauss, Hauer & Feld, L.L.P from 1985 to 1997.	57

Kevin L. Hess	Vice President from November 2008. Vice President and Director-Group Operations Oilseed Processing division from December 2005 to November 2008. Vice President-European Crushing and Refining Operations from March 2003 to December 2005. Various management positions from 1995 to March 2003.	49

Craig E. Huss	Vice President from January 2001. President of ADM Transportation from 1999. Various grain elevator and merchandising management positions from 1976 to 1999.	57

Matthew J. Jansen	Vice President from January 2003. President-Grain Operations from August 2006. President, South American Oilseed Processing Division from April 2000 to August 2006. Vice President, South American Oilseed Processing Division from August 1999 to April 2000. Various merchandising management positions from 1989 to 1999.	43

Randall Kampfe	Vice President from November 2008. Vice President-Corn Processing Operations from March 1999 to November 2008. Various operations management positions from 1974 to 1999.	62

Michael Lusk	Vice President from November 1999. Senior Vice President with AON/ International Risk Management Company, Inc. from 1989 to November 1999.	60

Vikram Luthar	Vice President and Treasurer from November 2004. Various treasury positions with General Motors Corporation from 1993 to 2004.	42

Steven R. Mills	Executive Vice President and Chief Financial Officer from March 2008. Senior Vice President from December 2006 to February 2008. Group Vice President and Controller from January 2002 to December 2006. Vice President from February 2000 to January 2002. Controller from October 1994 to December 2006.	54

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Victoria Podesta	Vice President from May 2007. Corporate communications consultant for various global companies from 1989 to May 2007.	53

John D. Rice	Executive Vice President from February 2005. Senior Vice President from February 2000 to February 2005. Group Vice President and President, North American Oilseed Processing Division from February 1999 to February 2000. Vice President from 1993 to February 1999. President of ADM Food Oils Division from December 1996 to February 2000.	55

Dennis C. Riddle	Vice President from May 2006. President ADM Corn Processing Division from June 2005. Senior Vice President – Sweeteners & Starches from May 2004 to June 2005. Vice President, Sales & Marketing for ADM Corn Processing Division from April 1999 to May 2004.	62

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997. Member of the Law Department since 1985.	49

Ismael Roig	Vice President from December 2004. Various finance and control positions with General Motors Corporation from 1993 to 2004.	42

Scott A. Roney	Vice President from April 2001. Member of the Law Department from 1991 to April 2001.	45

Marc A. Sanner	Vice President and General Auditor from November 2008. Assistant Controller from January 2003 to November 2008. Vice President, Business Development and Strategic Planning from July 2001 to January 2003. Various positions in tax and accounting from 1987 to 2001.	56

David J. Smith	Executive Vice President, Secretary and General Counsel from January 2003. Senior Vice President, Secretary and General Counsel from January 2002 to January 2003. Vice President, Secretary and General Counsel from July 1997 to January 2002. Assistant General Counsel from 1995 to July 1997. Assistant Secretary from 1988 to July 1997.	54

John P. Stott	Vice President and Controller from December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005. Various financial and treasury positions from 1992 to 2001.	42

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Patricia A. Woertz	Chairman of the Board of Directors from February 2007. Chief Executive Officer & President from May 2006. Executive Vice President Downstream at Chevron Corporation from October 2001 to March 2006. Vice President at Chevron Corporation from 1998 to 2001. President of Chevron Products Company from 1998 to 2001.	56

Mark N. Zenuk	Vice President from August 2005. Managing Director-ADM International, Ltd. from June 2005 to September 2007. Various merchandising management positions from 2000 to 2005.	42

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2009,” “Outstanding Equity Awards at Fiscal 2009 Year-End,” “Option Exercises and Stock Vested During Fiscal 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2009” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 5, 2009, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 5, 2009, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 5, 2009, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 5, 2009, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2007	$54	2	(3)	16	$69
2008	$69	7	(6)	19	$89
2009	$89	21	(6)	(1)	$103

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	LIST OF EXHIBITS

(3)	(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on August 12, 2009, as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(4)	Instruments defining the rights of security holders, including:

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xi)	Management Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xii)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xiii)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

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

Date: August 26, 2009

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 26, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ V. F. Haynes
P. A. Woertz,	V. F. Haynes *,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ A. Maciel
/s/ S. R. Mills	A. Maciel*,
S. R. Mills	Director
Executive Vice President and
Chief Financial Officer	/s/ P. J. Moore
(Principal Financial Officer)	P. J. Moore*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ M. B. Mulroney
Vice President and Controller	M. B. Mulroney*,
(Controller)	Director

/s/ G. W. Buckley	/s/ T. F. O’Neill
G. W. Buckley*,	T. F. O’Neill*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ D. E. Felsinger	/s/ D. J. Smith
D. E. Felsinger *,	Attorney-in-Fact
Director

*Powers of Attorney authorizing S. R. Mills, J. P. Stott, and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.