Form 10-Q
period 2009-09-30
ARCHER DANIELS MIDLAND CO
filed 2009-11-06
CIK 7084

UNITED STATES SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Common Stock, no par value – 642,352,430 shares
(October 31, 2009)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008 (1)
	(In millions, except
	per share amounts)

Net sales and other operating income	$14,921	$21,160
Cost of products sold	13,948	19,293
Gross Profit	973	1,867

Selling, general and administrative expenses	354	409
Other income – net	(98)	(28)
Earnings Before Income Taxes	717	1,486

Income taxes	220	440
Net Earnings including Noncontrolling Interests	497	1,046

Less: Net earnings attributable to noncontrolling interests	(1)	(1)

Net Earnings Attributable to Controlling Interests	$496	$1,045

Average number of shares outstanding – basic	642	644

Average number of shares outstanding – diluted	644	645

Basic and diluted earnings per common share	$0.77	$1.62

Dividends per common share	$0.14	$0.13

See notes to consolidated financial statements.

(1) As adjusted for Accounting Standards Codification (ASC) Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Balance Sheets
	(Unaudited)
	September 30,	June 30,
	2009	2009 (1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$2,390	$1,055
Short-term marketable securities	408	500
Segregated cash and investments	2,305	2,430
Receivables	6,600	7,311
Inventories	7,139	7,782
Other assets	313	330
Total Current Assets	19,155	19,408

Investments and Other Assets
Investments in and advances to affiliates	2,559	2,459
Long-term marketable securities	644	626
Goodwill	531	532
Other assets	606	607
Total Investments and Other Assets	4,340	4,224

Property, Plant, and Equipment
Land	254	240
Buildings	3,381	3,304
Machinery and equipment	13,347	13,052
Construction in progress	2,524	2,245
	19,506	18,841
Accumulated depreciation	(11,140)	(10,891)
Net Property, Plant, and Equipment	8,366	7,950
Total Assets	$31,861	$31,582

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$254	$356
Accounts payable	5,812	5,786
Accrued expenses	2,431	2,695
Current maturities of long-term debt	50	48
Total Current Liabilities	8,547	8,885

Long-Term Liabilities
Long-term debt	7,573	7,592
Deferred income taxes	316	308
Other	1,182	1,144
Total Long-Term Liabilities	9,071	9,044

Shareholders’ Equity
Common stock	5,219	5,204
Reinvested earnings	9,185	8,778
Accumulated other comprehensive income	(197)	(355)
Noncontrolling interests	36	26
Total Shareholders’ Equity	14,243	13,653
Total Liabilities and Shareholders’ Equity	$31,861	$31,582

See notes to consolidated financial statements.
(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008 (1)
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$497	$1,046
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation	196	177
Deferred income taxes	(3)	61
Equity in earnings of affiliates, net of dividends	(92)	(96)
Pension and postretirement accruals, net of contributions	24	(7)
Deferred cash flow hedges	31	(386)
Other – net	77	(29)
Changes in operating assets and liabilities
Segregated cash and investments	121	(281)
Receivables	713	2,216
Inventories	735	1,353
Other assets	16	60
Accounts payable and accrued expenses	(323)	566
Total Operating Activities	1,992	4,680

Investing Activities
Purchases of property, plant, and equipment	(497)	(483)
Proceeds from sales of property, plant, and equipment	7	32
Proceeds from sales of businesses	-	236
Net assets of businesses acquired	-	(24)
Purchases of marketable securities	(256)	(599)
Proceeds from sales of marketable securities	313	532
Other – net	4	7
Total Investing Activities	(429)	(299)

Financing Activities
Long-term debt borrowings	-	102
Long-term debt payments	(34)	(15)
Net payments under lines of credit agreements	(107)	(2,570)
Purchases of treasury stock	-	(100)
Cash dividends	(90)	(84)
Other – net	3	8
Total Financing Activities	(228)	(2,659)

Increase in cash and cash equivalents	1,335	1,722
Cash and cash equivalents beginning of period	1,055	810

Cash and cash equivalents end of period	$2,390	$2,532

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer Daniels Midland Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income	Interests	Equity
				(In millions)

Balance June 30, 2009 (1)	642	$5,204	$8,778	$(355)	$26	$13,653

Comprehensive income
Net earnings			496		1
Other comprehensive income				158
Total comprehensive income						655
Cash dividends paid-$.14 per share			(90)			(90)
Other		15	1		9	25

Balance September 30, 2009	642	$5,219	$9,185	$(197)	$36	$14,243

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

We have performed a review of subsequent events through the date the financial statements were filed with the Securities and Exchange Commission (SEC), and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

Adoption of New Accounting Standards

On July 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) amended guidance in Accounting Standards Codification (ASC) Topic 805, Business Combinations, which changes the financial accounting and reporting of business combination transactions. The guidance is to be applied prospectively to business combinations completed on or after the adoption date. This amended guidance requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. The amended guidance also includes requirements relating to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes a model to account for certain pre-acquisition contingencies. Under the amended guidance, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer should follow the recognition criteria in ASC Topic 450, Contingencies. The Company did not acquire any assets within the scope of ASC Topic 805 during the first quarter of fiscal 2010.

On July 1, 2009, the Company adopted the amended guidance in ASC Topic 470-20, Debt with Conversion and Other Options, which specifies that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between the debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The equity component reflects the value of the conversion feature of the notes.  The amended guidance requires retrospective application to all periods presented.  See Note 6 for further information regarding the impact of adoption.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation (Continued)

On July 1, 2009, the Company adopted amended guidance in ASC Topic 810, Consolidation, pertaining to the accounting and reporting of noncontrolling interests in financial statements. The amended guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As required by the amended guidance, the Company reclassified $26 million attributable to noncontrolling interests from other long-term liabilities to a separate component of shareholders’ equity and the net earnings attributable to noncontrolling interests  is now presented as a separate line item on the consolidated statements of earnings.  Presentation and disclosure requirements are to be applied retrospectively for all periods presented and accordingly, the Company’s consolidated financial statements have been restated for the impact of the amended guidance.  In addition, the Company consolidates certain noncontrolling interests which are associated with mandatorily redeemable instruments outside of the Company’s control.  In accordance with guidance contained in SEC Accounting Series Release 268, Redeemable Preferred Stock and ASC Topic 480, Distinguishing Liabilities from Equity, noncontrolling interests which are associated with mandatorily redeemable instruments outside of the Company’s control have not been reclassified as a separate component of shareholders’ equity.

On July 1, 2009 the Company adopted the amended guidance in ASC Topic 260, Earnings per Share,  which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. It also clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities, thus requiring the issuing entity to apply the two-class method of computing basic and diluted EPS. There was no material effect on the Company’s consolidated financial statements as a result of the adoption of this amended guidance.

On July 1, 2009, the Company adopted the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, for its nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations. The Company recorded no new or remeasured fair values during the period for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis.

Reclassifications

Certain items in prior year’s consolidated statements of cash flows have been reclassified to conform to the current year’s presentation with no impact to total cash provided by (used in) operating, investing, or financing activities.

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

Effective October 1, 2009, the Company will be required to adopt the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The first amendment permits certain entities to use Net Asset Value (NAV) as a practical expedient to estimate the fair value of investments within its scope provided the NAV is calculated as of the Company’s reporting date. The amendment also indicates how investments within its scope would be classified in the fair value hierarchy and requires enhanced disclosures about the nature and risks of investments. The disclosure requirements apply to all investments within the scope of the amendment, regardless of whether the Company elects to measure the investment using NAV as a practical expedient. The adoption of this amendment will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not materially impact financial results. The second amendment provides guidance for the fair value measurement of liabilities. It clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value must be measured using specified valuation techniques. It further clarifies that both (a) a quoted price in an active market for the identical liability at the measurement date, and (b) the quoted price for the identical liability when traded as an asset in an active market (such as bonds), when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The adoption of this amendment is not expected to have a material impact on the Company’s financial results.

Effective June 30, 2010, the Company will be required to adopt the amended guidance in ASC Topic 715, Compensation – Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

Effective July 1, 2010, the Company will be required to adopt the amended guidance in ASC Topic 810, Consolidations, which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company has not yet assessed the impact of the adoption of this amended guidance on the Company’s financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Fair Value Measurements

The Company determines the fair market value of certain of its inventories of agricultural commodities, derivative contracts, and marketable securities based on the fair value definition and hierarchy levels established in the guidance of ASC Topic 820, Fair Value Measurements and Disclosures.  Three levels are established within the hierarchy that may be used to measure fair value:

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

Level 3:  Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, the Company generally classifies assets or liabilities as Level 3 when their fair value is determined using unobservable inputs that individually or when aggregated with other unobservable inputs, represent more than 10% of the fair value of the assets or liabilities.  Judgment is required in evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification.  Level 3 amounts can include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$-	$3,312	$546	$3,858
Unrealized gains on derivative contracts	877	888	63	1,828
Marketable securities	949	598	-	1,547

Total Assets	$1,826	$4,798	$609	$7,233

Liabilities:
Unrealized losses on derivative contracts	$1,042	$858	$108	$2,008
Inventory-related liabilities	-	226	16	242
Total Liabilities	$1,042	$1,084	$124	$2,250

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other income – net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income until the hedged items are recorded in earnings.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2009.

	Level 3 Fair Value Measurements

	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2009	$468	$(2)	$466
Total gains (losses), realized or unrealized, included in earnings before income taxes*	7	(30)	(23)
Purchases, issuances and settlements	(42)	(9)	(51)
Transfers in and/or out of Level 3	97	(4)	93
Ending balance, September 30, 2009	$530	$(45)	$485

*Includes losses of $1.9 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at September 30, 2009.

Note 4.	Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging, requires the Company to recognize all of its derivative instruments as either assets or liabilities in its consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company does not currently have any derivatives designated as hedges of net investment in foreign operations.  The Company has certain derivatives designated as cash flow hedges and fair value hedges; however, the majority of the Company’s derivatives have not been designated as hedging instruments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2009.

	Assets	Liabilities
	(In millions)

FX Contracts	$107	$133
Commodity Contracts	1,714	1,870
Total	$1,821	$2,003

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statement of earnings for the three months ended September 30, 2009.

(In millions)

Interest Contracts
Other income – net	$1

FX Contracts
Net sales and other operating income	$(15)
Cost of products sold	7
Other income - net	8

Commodity Contracts
Cost of products sold	$175

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings.

The Company has entered into an interest rate swap to manage interest rate risk.  The interest rate swap agreement effectively modifies the Company’s exposure to changes in interest rates by converting a portion of the Company’s fixed-rate debt to a floating rate.  This agreement involves the receipt of fixed interest amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The gain/loss on this fair value hedge for the three months ended September 30, 2009 was immaterial.

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from accumulated other comprehensive income (AOCI) to either net sales and other operating income, or cost of products sold.  As of September 30, 2009, the Company has $15 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in the statement of earnings during the next 17 months.  During the current period, the Company had no amounts recognized in earnings from cash flow hedges that were discontinued.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 60 million bushels of corn per month which is expected to increase to approximately 75 million bushels per month when the Company’s two new dry-grind ethanol plants in the U.S. are completed.  Most of the finished goods produced from this corn grind are sold at fixed prices and many of these finished goods are unable to be hedged.  The Company will fix the purchase price of the corn that will be used, thereby economically protecting the margin on these finished goods sales.  During the past 12 months, the Company hedged between 37% and 95% of its monthly anticipated grind.  At September 30, 2009, the Company has hedged portions of its anticipated monthly purchases of corn over the next 17 months, ranging from 1% to 37% of its anticipated monthly grind.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 18% and 65% of the quantity of its anticipated monthly natural gas purchases.  At September 30, 2009, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 9 months, ranging from 39% to 77% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts with banks as foreign currency cash flow hedge programs.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of September 30, 2009 was immaterial.

At September 30, 2009, AOCI included $4 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The instruments were executed in order to lock in the Company’s interest rate prior to the issuance or remarketing of debentures.  Both the treasury-lock agreements and interest rate swaps are designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements is to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  The Company will recognize the $4 million of gains in its consolidated statement of earnings over the terms of the hedged items.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2009.

	Assets	Liabilities
	(In millions)

Interest Contracts	$4	$4
Commodity Contracts	3	1
Total	$7	$5

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the three months ended September 30, 2009.

	Consolidated Statement of Earnings Location	Amount
		(In millions)
FX Contracts
Effective amount recognized in earnings	Other income – net	$(1)
Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(42)
Ineffective amount recognized in earnings	Cost of products sold	(8)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the changes in accumulated other comprehensive income related to derivatives gains (losses) for the period ended September 30, 2009.

Three months ended
September 30, 2009
(In millions)

Beginning balance	$(13)
Unrealized gains (losses)	(23)
Losses reclassified to earnings	43
Tax effect	(18)
Balance at September 30, 2009	$(11)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
September 30, 2009
United States government obligations
Maturity less than 1 year	$490	$1	$(1)	$490
Maturity 1 to 5 years	29	1	-	30
Government–sponsored enterprise obligations
Maturity 1 to 5 years	59	2	-	61
Maturity 5 to 10 years	107	1	-	108
Maturity greater than 10 years	262	7	-	269
Corporate debt securities
Maturity less than 1 year	9	-	-	9
Maturity 1 to 5 years	33	2	-	35
Other debt securities
Maturity less than 1 year	1,863	-	-	1,863
Maturity 5 to 10 years	6	-	-	6
Maturity greater than 10 years	15	-	(2)	13
Equity securities
Available-for-sale	70	40	(17)	93
Trading	22	-	-	22
	$2,965	$54	$(20)	$2,999

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2009
United States government obligations
Maturity less than 1 year	$645	$–	$–	$645
Maturity 1 to 5 years	29	1	–	30
Government–sponsored enterprise obligations
Maturity less than 1 year	8	–	–	8
Maturity 1 to 5 years	59	2	–	61
Maturity 5 to 10 years	104	1	(1)	104
Maturity greater than 10 years	268	6	–	274
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	37	1	–	38
Other debt securities
Maturity less than 1 year	463	–	–	463
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	16	–	(3)	13
Equity securities
Available-for-sale	69	33	(29)	73
Trading	19	–	–	19
	$1,733	$44	$(33)	$1,744

Of the $20 million in unrealized losses at September 30, 2009, $1 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $40 million and $42 million, respectively.  The market value of United States government obligations, government-sponsored enterprise obligations, and other debt securities with unrealized losses as of September 30, 2009, is $54 million.  The $3 million of unrealized losses associated with United States government obligations, government sponsored enterprise obligations and other debt securities are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of September 30, 2009, is $28 million.  All of the $17 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell any of its impaired debt and equity securities, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investments before recovery of their amortized cost bases which is expected in the foreseeable future.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2009, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

On July 1, 2009, the Company began accounting for the Notes in accordance with the amended guidance in ASC Topic 470-20, Debt with Conversion and Other Options, pertaining to convertible debt instruments with cash settlement features. The amendment addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Previously, most forms of convertible debt securities were treated solely as debt. Under the new guidance, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash.

The amended guidance required retrospective application to all periods presented.  The following tables reflect the Company’s previously reported amounts, along with adjustments required by the amended guidance:

	Consolidated Statement of Earnings Impact

	Three Months Ended September 30, 2008
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
	(In millions, except per share amounts)
Interest expense reported in
Other income – net	$129	$9	$138
Income taxes	444	(4)	440

Basic and diluted earnings per
common share	1.63	(0.01)	1.62

	Consolidated Balance Sheet Impact

	June 30, 2009
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
		(In millions)
Other assets	$610	$(3)	$607
Long-term debt	7,800	(208)	7,592
Deferred income taxes	230	78	308
Common stock	5,022	182	5,204
Reinvested earnings	8,832	(54)	8,778

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Debt and Financing Arrangements (Continued)

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of September 30, 2009, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

At September 30, 2009, the fair value of the Company’s long-term debt exceeded the carrying value by $767 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

For further information on the Notes and Units and additional information on the impact of ASC Topic 470-20 (formerly FSP APB 14-1), refer to Note 1 “Summary of Significant Accounting Policies” and Note 7 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

Note 7.	Income Taxes

The Company has an investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar International Ltd. (WIL).

Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S.  Therefore, the Company provided no tax liability associated with the undistributed earnings of this investment prior to the third quarter of 2009.   On February 3, 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution on April 1, 2009. Pursuant to this distribution, ADMAP received publicly traded shares of WIL that represented approximately 40% of the WIL shares indirectly held by WIHL.  The liquidation caused the difference between the market value of the WIL shares received and the tax basis of ADMAP’s investment in WIHL to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, as of March 31, 2009, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested.

The finalization of the liquidation process is expected to take up to 13 months and is contingent on certain regulatory approvals.  While the ultimate impact of the transaction is uncertain, based on the November 5, 2009 market value of WIL shares and certain other assumptions, including the applicable foreign currency exchange rate and the U.S. income tax rate, the finalization of the liquidation could result in additional income tax expense for the Company of approximately $560 million in the period(s) that it occurs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(In millions)

Net earnings	$497	$1,046
Unrealized gain (loss) on investments	15	(19)
Deferred gain (loss) on hedging activities	2	(232)
Pension liability adjustment	(8)	5
Foreign currency translation adjustment	149	(625)
Comprehensive income	655	175
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to controlling interests	$654	$174

Note 9.	Other Income - Net

	Three Months Ended
	September 30,
	2009	2008
	(In millions)

Interest expense	$98	$138
Investment income	(30)	(54)
Net gain on marketable securities transactions	(1)	(9)
Equity in earnings of unconsolidated affiliates	(152)	(123)
Other – net	(13)	20
	$(98)	$(28)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information

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

The Oilseeds Processing segment includes activities related to the crushing and origination of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, and flaxseed into vegetable oils and protein meals principally for the food and feed industries.  In addition, oilseeds and oilseed products may be processed internally or resold into the marketplace as raw materials for other processing.  Crude vegetable oil is sold "as is" or is further processed by refining, bleaching, and deodorizing into salad oils.  Salad oils can be further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is sold for use in paints, and other industrial products.  Refined oil can be further processed for use in the production of biodiesel.  Oilseed meals are primary ingredients used in the manufacture of commercial livestock and poultry feeds.  Oilseeds Processing includes activities related to the production of natural health and nutrition products and the production of other specialty food and feed ingredients.  This segment also includes activities related to the Company’s interest in its unconsolidated affiliate in Asia, Wilmar International Limited.

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.  The Corn Processing segment also includes activities related to the processing of sugarcane into ethanol.

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit are equity in earnings of affiliates based on the equity method of accounting.  Unallocated corporate expenses, investment income, unallocated interest expense, marketable securities transactions, FIFO to LIFO inventory adjustments, and noncontrolling interests have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 15 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information (Continued)

	Three Months Ended
	September 30,
	2009	2008
	(In millions)
Sales to external customers
Oilseeds Processing	$6,358	$7,772
Corn Processing	1,916	2,241
Agricultural Services	5,322	9,569
Other	1,325	1,578
Total	$14,921	$21,160

Intersegment sales
Oilseeds Processing	$19	$52
Corn Processing	9	40
Agricultural Services	445	812
Other	37	39
Total	$510	$943

Net sales
Oilseeds Processing	$6,377	$7,824
Corn Processing	1,925	2,281
Agricultural Services	5,767	10,381
Other	1,362	1,617
Intersegment elimination	(510)	(943)
Total	$14,921	$21,160

Segment operating profit
Oilseeds Processing	$284	$510
Corn Processing	188	118
Agricultural Services	175	428
Other	127	120
Total segment operating profit	774	1,176
Corporate	(57)	310
Earnings before income taxes	$717	$1,486

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production, by fermentation, of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.  The Corn Processing segment also includes activities related to the processing of sugarcane into ethanol.

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

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net earnings attributable to controlling interests decreased $549 million due to lower segment operating profit and corporate results partially offset by lower income taxes.

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  The global supply chain for soybeans was challenged by lower 2009 South American production.  Outside of South America, global crop outlooks continued to improve year-over-year.  The generally improved crop outlooks, coupled with uncertainty about short-term demand resulting from the global economic downturn, led to lower agricultural commodity market prices and less volatile commodity market conditions.  Biodiesel markets continued to develop and underpin demand for refined and crude vegetable oils.  Compared to last year, market prices for corn decreased sharply resulting in lower raw material costs for Corn Processing.  Lower energy, fuel and chemical costs positively impacted manufacturing costs.  Ethanol selling prices decreased due to lower gasoline prices and decreased gasoline demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income decreased 29% to $14.9 billion.  Approximately 82% and 10% of the decrease was attributable to lower average selling prices and foreign exchange translation impacts, respectively.  Decreased sales volumes of merchandised grain, sweeteners and starches and cocoa products were partially offset by increase sales volumes of merchandised soybeans, ethanol, and wheat flour.

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$4,504	$4,883	$(379)
Refining, Packaging, Biodiesel & Other	1,814	2,844	(1,030)
Asia	40	45	(5)
Total Oilseeds Processing	6,358	7,772	(1,414)

Corn Processing
Sweeteners & Starches	886	1,039	(153)
Bioproducts	1,030	1,202	(172)
Total Corn Processing	1,916	2,241	(325)

Agricultural Services
Merchandising & Handling	5,281	9,496	(4,215)
Transportation	41	73	(32)
Total Agricultural Services	5,322	9,569	(4,247)

Other
Wheat, Cocoa & Malt	1,302	1,550	(248)
Financial	23	28	(5)
Total Other	1,325	1,578	(253)
Total	$14,921	$21,160	$(6,239)

Oilseeds Processing sales decreased 18% to $6.4 billion primarily due to lower average selling prices.  Corn Processing sales decreased 15% to $1.9 billion due principally to lower average selling prices for ethanol and decreased sales quantities of sweeteners and starches, partially offset by higher sales volumes of ethanol.   Agricultural Services sales decreased 44% to $5.3 billion, due to both lower average selling prices and lower volumes.  Other sales decreased 16% to $1.3 billion primarily due to lower average selling prices for wheat flour and lower sales volumes for cocoa products, partially offset by higher sales volumes of wheat flour.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased 28% to $13.9 billion due principally to decreased agricultural commodity costs.  Manufacturing expenses decreased $195 million primarily due to decreased energy and fuel costs.  Foreign currency translation effects accounted for approximately 12% of the decrease in cost of products sold.

Selling, general and administrative expenses decreased 13% to $354 million due principally to lower employee-related costs, decreased provisions for doubtful accounts, and foreign currency translation effects of approximately $11 million.

Other income – net increased $70 million primarily due to lower interest expense and higher equity in earnings in affiliates, partially offset by decreased investment income and decreased gains on marketable securities transactions.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$135	$339	$(204)
Refining, Packaging, Biodiesel & Other	70	106	(36)
Asia	79	65	14
Total Oilseeds Processing	284	510	(226)

Corn Processing
Sweeteners and Starches	194	65	129
Bioproducts	(6)	53	(59)
Total Corn Processing	188	118	70

Agricultural Services
Merchandising & Handling	157	385	(228)
Transportation	18	43	(25)
Total Agricultural Services	175	428	(253)

Other
Wheat, Cocoa & Malt	107	103	4
Financial	20	17	3
Total Other	127	120	7
Total Segment Operating Profit	774	1,176	(402)
Corporate	(57)	310	(367)
Earnings Before Income Taxes	$717	$1,486	(769)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased 44% to $284 million.  Crushing and Origination results decreased 60% to $135 million due to lower production volumes resulting from limited soybean supply,  decreased crushing margins and lower fertilizer results due to weaker demand.  Refining, Packaging, Biodiesel and Other results decreased 34% to $70 million due principally to lower sales volumes in North America and reduced biodiesel margins in Europe and South America.  Asia results increased $14 million due principally to increased earnings related to the Company’s investment in Wilmar International Ltd.

Corn Processing operating profits increased 59% to $188 million.  Sweetener and Starches operating profits increased $129 million to $194 million due principally to lower net corn and manufacturing costs and higher year-over-year average sweetener selling prices partially offset by decreased sales quantities of sweeteners and starches.  Bioproducts operating profit declined $59 million primarily due to decreased ethanol selling prices partially offset by lower net corn and manufacturing costs and higher ethanol sales volumes.  Ethanol selling prices decreased due to lower gasoline prices and decreased gasoline demand.  Bioproducts results were also negatively impacted by lower lysine selling prices and by increased startup costs related to the Company’s new dry-grind ethanol plants and industrial chemicals and sugar businesses.

Agricultural Services operating profits decreased 59% to $175 million.  Merchandising and handling results were lower than the year-ago quarter due to reduced demand resulting from the weaker global economy and less volatile commodity market conditions.  Transportation results decreased 58% to $18 million primarily due to lower barge freight rates and reduced barge utilization levels.

Other operating profits increased 6% to $127 million.  Wheat, cocoa and malt operating profit increased $4 million due principally to improved global wheat milling margins and higher earnings from the Company’s equity investee Gruma S.A.B. de C.V., partially offset by a decline in cocoa processing sales volumes and margins.  Results for the quarter ended September 30, 2008 include $12 million related to the Company’s malting business which was disposed of on July 31, 2008. Financial operating profit increased $3 million due to improved captive insurance results partially offset by weaker results of the Company’s brokerage services business caused by the low short-term interest rate environment.

Corporate results decreased $367 million.  Market prices for LIFO-based inventories were generally lower resulting in a decrease in LIFO inventory reserves of $76 million compared to a $453 million decrease in the prior year quarter.  Corporate unallocated interest increased $36 million reflecting a decrease in interest income caused by lower short-term rates and lower working capital requirements of the operating segments.  Corporate costs were down $25 million as employee-related costs and provisions for doubtful accounts decreased.

Income taxes decreased due principally to lower pretax earnings.  The Company’s effective tax rate for the quarter is 30.7% as compared to 29.6% in the prior year’s quarter.  The increase in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company’s key financial objectives include having sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At September 30, 2009, the Company had $2.8 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.2 to 1.  Included in working capital is $4.6 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $2.0 billion for the quarter compared to $4.7 billion the same quarter last year.  The decrease in cash provided by operating activities is primarily due to changes in working capital requirements principally related to lower agricultural commodity market prices. Cash used in financing activities was $228 million compared to $2.7 billion the same quarter last year due principally to a decrease in repayments of commercial paper borrowings. Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

At September 30, 2009, the Company had lines of credit totaling $6.5 billion, of which $6.4 billion was unused.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at September 30, 2009.

Capital resources remained strong as reflected by the Company’s net worth of $14.2 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 35% at September 30, 2009 and 36% at June 30, 2009.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2009 were $12 billion.  As of September 30, 2009, the Company expects to make payments related to purchase obligations of $11.2 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended September 30, 2009.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2009 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

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

	Three months ended		Year ended
	September 30, 2009		June 30, 2009
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$216	$22	$845	$85
Lowest position	(391)	(39)	(1,342)	(134)
Average position	(45)	(5)	(392)	(39)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2009 to
July 31, 2009	228	$26.794	189	71,346,331

August 1, 2009 to
August 31, 2009	4,800	28.643	422	71,345,909

September 1, 2009 to
September 30, 2009	2,174	28.820	192	71,345,717

Total	7,202	$28.638	803	71,345,717

(1)
Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, shares received as payment of the exercise price for stock option exercises, and shares received as payment of the withholding taxes on vested restricted stock grants.

(2)
On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 9, 2009 as Exhibit 3(ii) to Form 10-Q for the quarter ended December 31, 2008 (File No. 1-44), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: November 6, 2009