Form 10-Q
period 2010-02-04
ARCHER DANIELS MIDLAND CO
filed 2010-02-08
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

Common Stock, no par value – 642,591,084 shares
(January 31, 2010)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008 (1)
	(In millions, except
	per share amounts)

Net sales and other operating income	$15,913	$16,673
Cost of products sold	14,860	15,461
Gross Profit	1,053	1,212

Selling, general and administrative expenses	358	337
Other (income) expense – net	(89)	58
Earnings Before Income Taxes	784	817

Income taxes	223	238
Net Earnings including Noncontrolling Interests	561	579

Less: Net earnings (losses) attributable to noncontrolling interests	(6)	1

Net Earnings Attributable to Controlling Interests	$567	$578

Average number of shares outstanding – basic	643	642

Average number of shares outstanding – diluted	645	643

Basic and diluted earnings per common share	$0.88	$0.90

Dividends per common share	$0.14	$0.13

See notes to consolidated financial statements.

(1) As adjusted for Accounting Standards Codification (ASC) Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008 (1)
	(In millions, except
	per share amounts)

Net sales and other operating income	$30,834	$37,833
Cost of products sold	28,808	34,754
Gross Profit	2,026	3,079

Selling, general and administrative expenses	712	746
Other (income) expense – net	(187)	30
Earnings Before Income Taxes	1,501	2,303

Income taxes	443	678
Net Earnings including Noncontrolling Interests	1,058	1,625

Less: Net earnings (losses) attributable to noncontrolling interests	(5)	2

Net Earnings Attributable to Controlling Interests	$1,063	$1,623

Average number of shares outstanding – basic	643	643

Average number of shares outstanding – diluted	644	644

Basic and diluted earnings per common share	$1.65	$2.52

Dividends per common share	$0.28	$0.26

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2009	2009 (1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,317	$1,055
Short-term marketable securities	317	500
Segregated cash and investments	2,187	2,430
Receivables	7,075	7,311
Inventories	9,126	7,782
Other assets	366	330
Total Current Assets	20,388	19,408

Investments and Other Assets
Investments in and advances to affiliates	2,693	2,459
Long-term marketable securities	651	626
Goodwill	524	532
Other assets	637	607
Total Investments and Other Assets	4,505	4,224

Property, Plant, and Equipment
Land	261	240
Buildings	3,667	3,304
Machinery and equipment	14,186	13,052
Construction in progress	1,845	2,245
	19,959	18,841
Accumulated depreciation	(11,323)	(10,891)
Net Property, Plant, and Equipment	8,636	7,950
Total Assets	$33,529	$31,582

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$221	$356
Accounts payable	6,832	5,786
Accrued expenses	2,301	2,695
Current maturities of long-term debt	246	48
Total Current Liabilities	9,600	8,885

Long-Term Liabilities
Long-term debt	7,398	7,592
Deferred income taxes	553	308
Other	1,183	1,144
Total Long-Term Liabilities	9,134	9,044

Shareholders’ Equity
Common stock	5,234	5,204
Reinvested earnings	9,686	8,778
Accumulated other comprehensive income (loss)	(155)	(355)
Noncontrolling interests	30	26
Total Shareholders’ Equity	14,795	13,653
Total Liabilities and Shareholders’ Equity	$33,529	$31,582

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008 (1)
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,058	$1,625
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	431	381
Deferred income taxes	202	160
Equity in earnings of affiliates, net of dividends	(207)	(128)
Pension and postretirement accruals (contributions), net	45	(101)
Deferred cash flow hedges	84	(475)
Other – net	47	110
Changes in operating assets and liabilities
Segregated cash and investments	239	118
Receivables	214	2,143
Inventories	(1,274)	1,855
Other assets	(35)	92
Accounts payable and accrued expenses	576	85
Total Operating Activities	1,380	5,865

Investing Activities
Purchases of property, plant, and equipment	(939)	(1,069)
Proceeds from sales of property, plant, and equipment	22	54
Proceeds from sales of businesses	–	237
Net assets of businesses acquired	(57)	(24)
Purchases of marketable securities	(569)	(1,644)
Proceeds from sales of marketable securities	767	907
Other – net	(4)	(18)
Total Investing Activities	(780)	(1,557)

Financing Activities
Long-term debt borrowings	10	102
Long-term debt payments	(36)	(16)
Net payments under lines of credit agreements	(140)	(2,698)
Purchases of treasury stock	–	(100)
Cash dividends	(180)	(167)
Other – net	8	9
Total Financing Activities	(338)	(2,870)

Increase in cash and cash equivalents	262	1,438
Cash and cash equivalents beginning of period	1,055	810

Cash and cash equivalents end of period	$1,317	$2,248

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2009 (1)	642	$5,204	$8,778	$(355)	$26	$13,653

Comprehensive income
Net earnings			1,063		(5)
Other comprehensive income				200
Total comprehensive income						1,258
Cash dividends paid-$.28 per share			(180)			(180)
Other	1	30	25		9	64
Balance December 31, 2009	643	$5,234	$9,686	$(155)	$30	$14,795

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

The Company has performed a review of subsequent events through the date the financial statements were filed with the Securities and Exchange Commission (SEC), and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

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

Notes to Consolidated Financial Statements (Continued)
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

On July 1, 2009, the Company adopted the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, for its nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations. The Company recorded no significant new or remeasured fair values during the period for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis.

On October 1, 2009, the Company adopted the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The amendment permits certain entities to use Net Asset Value (NAV) as a practical expedient to estimate the fair value of investments within its scope provided the NAV is calculated as of the Company’s reporting date. The amendment also indicates how investments within its scope would be classified in the fair value hierarchy and requires enhanced disclosures about the nature and risks of investments. The disclosure requirements apply to all investments within the scope of the amendment, regardless of whether the Company elects to measure the investment using NAV as a practical expedient. The adoption of this amendment requires expanded disclosure in the notes to the Company’s consolidated financial statements but will not materially impact financial results.

Effective December 31, 2009, the Company adopted the amendment to ASC Topic 820 which provides guidance for the fair value measurement of liabilities. It clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value must be measured using specified valuation techniques. It further clarifies that both (a) a quoted price in an active market for the identical liability at the measurement date, and (b) the quoted price for the identical liability when traded as an asset in an active market (such as bonds), when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. There was no material effect on the Company’s consolidated financial statements as a result of the adoption of this amended guidance.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

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

Effective July 1, 2010, the Company will be required to adopt the amended guidance in ASC Topic 810, Consolidations, which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company has not yet assessed the impact of the adoption of this amended guidance on the Company’s financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	New Accounting Standards (Continued)

Effective January 1, 2010 the Company will be required to adopt a portion of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires a number of additional disclosures regarding fair value measurements. The Company will be required to disclose the amounts of significant transfers between Level 1 and Level 2 and the reasons for the transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASC 820 is also amended to clarify that the Company is required to provide fair value measurement disclosures for each class of assets and liabilities and disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The Company will adopt these disclosure requirements for its quarter ending March 31, 2010 with the exception of the requirement to disclose information about purchases, sales, issuances and settlement in the reconciliation of recurring Level 3 measurements on a gross basis, which is effective for the Company on July 1, 2011. The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.  In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$-	$3,972	$609	$4,581
Unrealized gains on derivative contracts	847	916	143	1,906
Marketable securities	902	594	-	1,496
Total Assets	$1,749	$5,482	$752	$7,983
Liabilities:
Unrealized losses on derivative contracts	$1,010	$785	$66	$1,861
Inventory-related liabilities	-	485	9	494
Total Liabilities	$1,010	$1,270	$75	$2,355

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified as Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair market value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) unless a decline in value is deemed to be other than temporary at which point the decline is recorded in earnings.

.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 31, 2009.

	Level 3 Fair Value Measurements
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, September 30, 2009	$530	$(45)	$485
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(49)	74	25
Purchases, issuances and settlements	14	(8)	6
Transfers in and/or out of Level 3	105	56	161
Ending balance, December 31, 2009	$600	$77	$677

*Includes gains of $98 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at December 31, 2009.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2009.

	Level 3 Fair Value Measurements
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2009	$468	$(2)	$466
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(42)	44	2
Purchases, issuances and settlements	(28)	(17)	(45)
Transfers in and/or out of Level 3	202	52	254
Ending balance, December 31, 2009	$600	$77	$677

*Includes gains of $96 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at December 31, 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging, requires the Company to recognize all of its derivative instruments as either assets or liabilities in its consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company does not currently have any derivatives designated as hedges of net investment in foreign operations or fair value hedges.  The Company has certain derivatives designated as cash flow hedges; however, the majority of the Company’s derivatives have not been designated as hedging instruments.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2009.

	Assets	Liabilities
	(In millions)

FX Contracts	$67	$98
Commodity Contracts	1,797	1,758
Total	$1,864	$1,856

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statement of earnings for the three months and six months ended December 31, 2009.

	Three months ended	Six months ended
	December 31, 2009
	(In millions)

Interest Contracts
Other (income) expense – net	$1	$2

FX Contracts
Net sales and other operating income	$(5)	$(20)
Cost of products sold	18	25
Other (income) expense - net	20	28

Commodity Contracts
Cost of products sold	$(584)	$(409)
Total loss recognized in earnings	$(550)	$(374)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from accumulated other comprehensive income (AOCI) to either net sales and other operating income, or cost of products sold.  As of December 31, 2009, the Company has $26 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in the statement of earnings during the next 14 months.  During the current period, the Company had no amounts recognized in earnings from cash flow hedges that were discontinued.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 67 million bushels of corn per month which is expected to increase to approximately 75 million bushels per month when the Company’s second new dry-grind ethanol plant in the U.S. is completed.  Most of the finished goods produced from this corn grind are sold at fixed prices and many of these finished goods are unable to be hedged.  The Company will fix the purchase price of the corn that will be used, thereby economically protecting the margin on these finished goods sales.  During the past 12 months, the Company hedged between 35% and 95% of its monthly anticipated grind.  At December 31, 2009, the Company has hedged portions of its anticipated monthly purchases of corn over the next 14 months, ranging from 1% to 100% of its anticipated monthly grind.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 18% and 60% of the quantity of its anticipated monthly natural gas purchases.  At December 31, 2009, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 12 months, ranging from 16% to 77% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts with banks as foreign currency cash flow hedge programs.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of December 31, 2009 was immaterial.

At December 31, 2009, AOCI included $28 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The instruments were executed in order to lock in the Company’s interest rate prior to the issuance or remarketing of debentures.  Both the treasury-lock agreements and interest rate swaps are designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements is to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  The Company will recognize the $28 million of gains in its consolidated statement of earnings over the terms of the hedged items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2009.

	Assets	Liabilities
	(In millions)

Interest Contracts	$38	$-
Commodity Contracts	4	5
Total	$42	$5

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the three and six months ended December 31, 2009.

Three Months ended December 31, 2009	Consolidated Statement of Earnings Location	Amount
		(In millions)
Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	$(8)
Ineffective amount recognized in earnings	Cost of products sold	30
Total amount recognized in earnings		$22

Six Months ended December 31, 2009	Consolidated Statement of Earnings Location	Amount
		(In millions)
FX Contracts
Effective amount recognized in earnings	Other (income) expense – net	$(1)

Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(50)
Ineffective amount recognized in earnings	Cost of products sold	22
Total amount recognized in earnings		$(29)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in accumulated other comprehensive income related to derivatives gains (losses) for the period ended December 31, 2009.

Three months ended
December 31, 2009
(In millions)

Balance at September 30, 2009	$(11)
Unrealized gains (losses)	81
Losses reclassified to earnings	8
Tax effect	(24)
Balance at December 31, 2009	$54

Six months ended
December 31, 2009
(In millions)

Balance at June 30, 2009	$(13)
Unrealized gains (losses)	58
Losses reclassified to earnings	51
Tax effect	(42)
Balance at December 31, 2009	$54

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
December 31, 2009

United States government obligations
Maturity less than 1 year	$399	$–	$–	$399
Maturity 1 to 5 years	39	1	–	40
Government–sponsored enterprise obligations
Maturity less than 1 year	52	–	–	52
Maturity 1 to 5 years	56	2	–	58
Maturity 5 to 10 years	126	–	(1)	125
Maturity greater than 10 years	250	5	(1)	254
Corporate debt securities
Maturity less than 1 year	7	–	–	7
Maturity 1 to 5 years	33	2	–	35
Other debt securities
Maturity less than 1 year	783	–	–	783
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	13	–	(1)	12
Equity securities
Available-for-sale	70	48	(18)	100
Trading	22	–	–	22
	$1,856	$58	$(21)	$1,893

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2009

United States government obligations
Maturity less than 1 year	$645	$–	$–	$645
Maturity 1 to 5 years	29	1	–	30
Government–sponsored enterprise obligations
Maturity less than 1 year	8	–	–	8
Maturity 1 to 5 years	59	2	–	61
Maturity 5 to 10 years	104	1	(1)	104
Maturity greater than 10 years	268	6	–	274
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	37	1	–	38
Other debt securities
Maturity less than 1 year	463	–	–	463
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	16	–	(3)	13
Equity securities
Available-for-sale	69	33	(29)	73
Trading	19	–	–	19
	$1,733	$44	$(33)	$1,744

Of the $21 million in unrealized losses at December 31, 2009, $2 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $337 million and $38 million, respectively.  The market value of United States government obligations, government-sponsored enterprise obligations, and other debt securities with unrealized losses as of December 31, 2009, is $348 million.  The $3 million of unrealized losses associated with United States government obligations, government sponsored enterprise obligations and other debt securities are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of December 31, 2009, is $27 million.  All of the $18 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell any of its impaired debt and equity securities, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investments before recovery of their amortized cost bases which is expected in the foreseeable future.

Note 6.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of December 31, 2009, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

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

The amended guidance required retrospective application to all periods presented.  The following tables reflect the Company’s previously reported amounts, along with adjustments required by the amended guidance:

	Consolidated Statement of Earnings Impact

	Three Months Ended December 31, 2008
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
	(In millions, except per share amounts)

Interest expense reported in
Other (income) expense – net	$120	$10	$130
Income taxes	241	(3)	238

Net earnings	585	(7)	578	(1)

Basic and diluted earnings per
common share	0.91	(0.01)	0.90

	Six Months Ended December 31, 2008
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
	(In millions, except per share amounts)

Interest expense reported in
Other (income) expense – net	$249	$19	$268
Income taxes	685	(7)	678

Net earnings	1,635	(12)	1,623	(1)

Basic and diluted earnings per
common share	2.54	(0.02)	2.52

(1)	Currently presented as “net earnings attributable to controlling interests” in the consolidated statements of earnings as a result of the adoption of ASC Topic 810 on July 1, 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Debt and Financing Arrangements (Continued)

	Consolidated Balance Sheet Impact

	June 30, 2009
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
		(In millions)

Other assets	$610	$(3)	$607
Long-term debt	7,800	(208)	7,592
Deferred income taxes	230	78	308
Common stock	5,022	182	5,204
Reinvested earnings	8,832	(54)	8,778

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of December 31, 2009, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

At December 31, 2009, the fair value of the Company’s long-term debt exceeded the carrying value by $511 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

For further information on the Notes and Units and additional information on the impact of ASC Topic 470-20 (formerly FSP APB 14-1), refer to Note 1 “Summary of Significant Accounting Policies” and Note 8 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

Note 7.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended December 31, 2009, was 28.4% and 29.5%, respectively, compared to 29.1% and 29.4% for the quarter and six months ended December 31, 2008.  The decrease in the Company’s effective tax rate for the quarter is primarily due to changes in the geographic mix of pretax earnings.

The Company has an investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar International Ltd. (WIL).  Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S. and did not provide a deferred income tax liability associated with the undistributed earnings of this investment.  In February, 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution in April, 2009.  Pursuant to this distribution, ADMAP received publicly traded shares of WIL that represented approximately 40% of the WIL shares indirectly held by WIHL.  The liquidation caused the difference between the market value of the WIL shares received and the tax basis of ADMAP’s investment in WIHL to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Income Taxes (Continued)

The finalization of the liquidation process is expected to occur during calendar year 2010 and is contingent on certain regulatory approvals.  While the ultimate impact of the transaction is uncertain, based on the February 5, 2010 market value of WIL shares and certain other assumptions, including the applicable foreign currency exchange rate and the U.S. income tax rate, the finalization of the liquidation could result in additional income tax expense for the Company of approximately $530 million in the period(s) that the liquidation occurs.

The Company is subject to income taxation in many jurisdictions around the world. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include questions regarding the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions.  Resolution of the related tax positions through negotiation with relevant tax authorities or through litigation may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential additional tax owed by the Company in accordance with ASC 740, Income Taxes.  However, the Company cannot accurately predict or provide assurance as to the ultimate outcome of these ongoing or future examinations.

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment in the amount of $457 million (subject to variation in currency exchange rates) consisting of tax, penalty, and interest, from the Brazilian Federal Revenue Service challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil.  If the Brazilian Federal Revenue Service were to challenge similar deductions in  all tax years still open to assessment (2005-2009), the Company estimates it could receive further assessments totaling approximately $150 million  in addition to the $457 million assessment related to 2004 (as at December 31, 2009 and subject to variation in currency exchange rates).

The Company has evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense.  Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the Brazilian Federal Revenue Service.  The Company intends to vigorously defend its position against the current assessment and any similar assessments that may be issued for future years.

In January 2010, ADM do Brasil filed an appeal with the Brazilian Federal Revenue Service.  If ADM do Brasil is unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of significant additional payments of and expense for income tax and the associated interest and penalties.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions)

Net earnings including noncontrolling interests	$561	$579	$1,058	$1,625
Unrealized gain (loss) on investments	1	(8)	16	(27)
Deferred gain (loss) on hedging activities	65	(22)	67	(254)
Pension liability adjustment	3	9	(5)	14
Foreign currency translation adjustment	(27)	(317)	122	(942)
Comprehensive income	603	241	1,258	416
Less: Comprehensive income attributable to noncontrolling interests	(6)	1	(5)	2
Comprehensive income attributable to controlling interests	$609	$240	$1,263	$414

Note 9.	Other (Income) Expense - Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions)

Interest expense	$105	$130	$203	$268
Investment income	(36)	(48)	(66)	(102)
Net (gain) loss on marketable
securities transactions	(6)	–	(7)	(9)
Equity in earnings of affiliates	(139)	(93)	(291)	(216)
Other – net	(13)	69	(26)	89
	$(89)	$58	$(187)	$30

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information

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

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production by fermentation of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.  The Corn Processing segment also includes activities related to the processing of sugarcane into ethanol.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions)

Sales to external customers
Oilseeds Processing	$4,880	$5,296	$11,238	$13,068
Corn Processing	2,029	1,853	3,945	4,094
Agricultural Services	7,640	8,141	12,962	17,710
Other	1,364	1,383	2,689	2,961
Total	$15,913	$16,673	$30,834	$37,833

Intersegment sales
Oilseeds Processing	$18	$16	$37	$68
Corn Processing	8	19	17	59
Agricultural Services	703	800	1,148	1,612
Other	37	39	74	78
Total	$766	$874	$1,276	$1,817

Net sales
Oilseeds Processing	$4,898	$5,312	$11,275	$13,136
Corn Processing	2,037	1,872	3,962	4,153
Agricultural Services	8,343	8,941	14,110	19,322
Other	1,401	1,422	2,763	3,039
Intersegment elimination	(766)	(874)	(1,276)	(1,817)
Total	$15,913	$16,673	$30,834	$37,833

Segment operating profit
Oilseeds Processing	$352	$319	$636	$829
Corn Processing	290	29	478	147
Agricultural Services	150	462	325	890
Other	178	5	305	125
Total segment operating profit	970	815	1,744	1,991
Corporate	(186)	2	(243)	312
Earnings before income taxes	$784	$817	$1,501	$2,303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corn Processing segment includes activities related to the production of sweeteners, starches, dextrose, and syrups primarily for the food and beverage industry as well as activities related to the production by fermentation of bioproducts such as ethanol, amino acids, and other food, feed and industrial products.  The Corn Processing segment also includes activities related to the processing of sugarcane into ethanol.

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

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, return on fixed capital investment, return on net assets, and return on equity.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth, general global economic conditions, and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net earnings attributable to controlling interests decreased 2% to $567 million primarily due to a $177 million pre-tax decline in Corporate results related to the change in LIFO inventory valuations partially offset by increased segment operating profit.

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  The global supply chain for soybeans was challenged by lower 2009 South American production.  The current improved global crop outlook, coupled with uncertainty about short-term demand resulting from the pace of the global economic recovery, led to lower agricultural commodity market prices and less volatile commodity market conditions.  The late, extended U.S. harvest also reduced profit opportunities this quarter.  Regional biodiesel markets continued to develop in North America, South America and Europe and increase overall demand for refined and crude vegetable oils.  Compared to last year, net corn costs decreased resulting in lower raw material costs for Corn Processing.  Lower energy, fuel and chemical costs positively impacted the Company’s manufacturing costs.  Ethanol selling prices and volumes increased due to improved gasoline blending economics and higher gasoline prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income decreased 5% to $15.9 billion primarily due to lower average selling prices, in line with lower underlying commodity prices.  Increased sales quantities and the impact of foreign currency translation partially offset the impact from lower average selling prices

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	December 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$3,008	$2,982	$26
Refining, Packaging, Biodiesel & Other	1,828	2,264	(436)
Asia	44	50	(6)
Total Oilseeds Processing	4,880	5,296	(416)

Corn Processing
Sweeteners & Starches	818	944	(126)
Bioproducts	1,211	909	302
Total Corn Processing	2,029	1,853	176

Agricultural Services
Merchandising & Handling	7,597	8,062	(465)
Transportation	43	79	(36)
Total Agricultural Services	7,640	8,141	(501)

Other
Wheat, Cocoa & Malt	1,341	1,353	(12)
Financial	23	30	(7)
Total Other	1,364	1,383	(19)
Total	$15,913	$16,673	$(760)

Oilseeds Processing sales decreased 8% to $4.9 billion primarily due to lower average selling prices of vegetable oils and biodiesel partially offset by higher sales volumes and higher average selling prices of protein meal.  Corn Processing sales increased 9% to $2.0 billion, due principally to higher average selling prices and higher sales volumes of ethanol.  Agricultural Services sales decreased 6% to $7.6 billion, due to lower average selling prices of grain partially offset by higher soybean sales volumes.  Other sales were relatively unchanged at $1.4 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased 4% to $14.9 billion reflecting decreased agricultural commodity costs partially offset by a $0.6 billion increase from foreign currency translation effects.  Manufacturing expenses decreased $57 million due to lower energy, chemical and fuel costs.

Selling, general and administrative expenses increased 6% to $358 million.  Higher employee-related costs, increased expenses for commercial services, and an $11 million impact from foreign currency translation were partially offset by decreased provisions for doubtful accounts.

Other (income) expense – net decreased $147 million primarily due to decreased minority interest eliminations, lower interest expense and higher income from equity affiliates, partially offset by decreased interest income.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	December 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$193	$187	$6
Refining, Packaging, Biodiesel & Other	76	86	(10)
Asia	83	46	37
Total Oilseeds Processing	352	319	33

Corn Processing
Sweeteners and Starches	171	140	31
Bioproducts	119	(111)	230
Total Corn Processing	290	29	261

Agricultural Services
Merchandising & Handling	103	385	(282)
Transportation	47	77	(30)
Total Agricultural Services	150	462	(312)

Other
Wheat, Cocoa & Malt	159	51	108
Financial	19	(46)	65
Total Other	178	5	173
Total Segment Operating Profit	970	815	155
Corporate	(186)	2	(188)
Earnings Before Income Taxes	$784	$817	$(33)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Results

	Three Months Ended
	December 31,
	2009	2008	Change
	(In millions)

LIFO credit (charge)	$(54)	$123	$(177)
Interest expense - net	(71)	(42)	(29)
Corporate costs	(70)	(35)	(35)
Other	9	(44)	53
Total Corporate	$(186)	$2	$(188)

Oilseeds Processing operating profit increased 10% to $352 million.  Crushing and origination results increased $6 million as stronger crush margins in North America and the absence of fertilizer inventory write-downs recognized last year were partially offset by weaker year-over-year European results.  Refining, packaging, biodiesel and other operating profit decreased $10 million as lower European biodiesel margins were only partially offset by improved South American refining and biodiesel results.  North American sales volumes and margins decreased due to lower demand for vegetable oil.  Oilseeds results in Asia increased $37 million as the Company’s investments, principally its equity interest in Wilmar International Limited, continued to perform well.

Corn Processing operating profit increased $261 million to $290 million.  Sweeteners and starches operating profit increased $31 million due to lower net corn and manufacturing costs partially offset by lower sales volumes.  Bioproducts operating profit increased $230 million due to improved ethanol margins and higher sales volumes resulting from lower net corn costs, decreased manufacturing costs, and favorable gasoline blending economics.  Bioproducts operating profit also reflected increased sales volumes and margins for lysine, increased citric acid margins, and increased startup costs related to the Company’s new industrial chemical plants, ethanol dry grind mills, sugarcane processing plant, and co-generation facilities.

Agricultural Services operating profit decreased 68% to $150 million.  Merchandising and handling results decreased $282 million.  While demand for exports of U.S. soybeans was strong during the quarter, enhanced volume and margin opportunities created by last year’s volatile commodity markets and tight credit markets did not recur during the current quarter.  Transportation results decreased $30 million due to lower barge freight rates and decreased barge utilization levels resulting from the late, extended North American harvest.

Other operating profit increased $173 million to $178 million.  Wheat, cocoa and malt operating profit increased $108 million due to increased equity earnings from the Company’s investment in Gruma S.A.B. de C.V., improved global wheat milling margins, and increased cocoa processing earnings.  Wheat, cocoa and malt earnings include mark-to-market gains of $46 million related to certain forward sales commitments accounted for as derivatives.  Other financial operating profit increased $65 million due to the absence of losses experienced last year by the Company’s captive insurance operations and improved results of the Company’s brokerage services business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results decreased $188 million.  Market prices for LIFO-based inventories generally increased this quarter resulting in a $54 million increase in LIFO inventory valuations compared to a $123 million decrease in last year’s quarter.  Corporate unallocated interest increased $29 million reflecting a reduction in interest income caused by lower short-term interest rates and lower working capital requirements of the operating segments.  Corporate costs increased $35 million due to higher employee-related costs and commercial services expenses.  Other principally represents the elimination of after-tax earnings of mandatorily redeemable interests in consolidated subsidiaries.

Income taxes decreased $15 million due principally to lower pretax earnings.  The Company’s effective tax rate for the quarter is 28.4% as compared to 29.1% in the prior year’s quarter.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net earnings attributable to controlling interests decreased 35% to $1.06 billion for the six months due to lower segment operating profit and lower corporate results arising from a $554 million pre-tax change in LIFO inventory valuations.

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  The global supply chain for soybeans was challenged by lower 2009 South American production.  The current improved global crop outlook, coupled with uncertainty about short-term demand resulting from the pace of the global economic recovery, led to lower agricultural commodity market prices and less volatile commodity market conditions.  The late, extended U.S. harvest also reduced profit opportunities this year.  Regional biodiesel markets continued to develop in North America, South America and Europe and increase overall demand for refined and crude vegetable oils.  Compared to last year, net corn costs decreased resulting in lower raw material costs for Corn Processing.  Lower energy, fuel and chemical costs positively impacted the Company’s manufacturing costs.  Ethanol selling prices and volumes increased due to improved gasoline blending economics.

Analysis of Statements of Earnings

Net sales and other operating income decreased 18% to $30.8 billion for the six months due principally to lower average selling prices in line with year-over-year declines in underlying commodity costs.  Sales volumes were comparable overall.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	December 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$7,512	$7,865	$(353)
Refining, Packaging, Biodiesel & Other	3,642	5,108	(1,466)
Asia	84	95	(11)
Total Oilseeds Processing	11,238	13,068	(1,830)

Corn Processing
Sweeteners and Starches	1,704	1,983	(279)
Bioproducts	2,241	2,111	130
Total Corn Processing	3,945	4,094	(149)

Agricultural Services
Merchandising & Handling	12,878	17,558	(4,680)
Transportation	84	152	(68)
Total Agricultural Services	12,962	17,710	(4,748)

Other
Wheat, Cocoa & Malt	2,643	2,903	(260)
Financial	46	58	(12)
Total Other	2,689	2,961	(272)
Total	$30,834	$37,833	$(6,999)

Oilseeds Processing sales decreased 14% to $11.2 billion due principally to lower average selling prices partially offset by higher sales volumes.  Corn Processing sales decreased 4% to $3.9 billion.  Sweeteners and starches sales decreased primarily due to lower sales volumes.  Bioproducts sales increased primarily as a result of increased sales volumes of ethanol and lysine partially offset by lower average selling prices.  Agricultural Services sales decreased 27% to $13.0 billion, due primarily to lower average selling prices of grain and decreased sales volumes.  Other sales decreased 9% to $2.7 billion, primarily due to lower average selling prices of wheat flour partially offset by increased wheat flour sales volumes.

Cost of products sold decreased 17% to $28.8 billion due principally to decreased agricultural commodity costs and decreased LIFO inventory reserves.  Manufacturing expenses decreased $252 million primarily due to lower energy, chemical and fuel costs.

Selling, general and administrative expenses decreased 5% to $712 million due principally to decreased provisions for doubtful accounts.

Other (income) expense-net decreased $217 million due principally to higher earnings from equity affiliates, lower interest expense and decreased minority interest eliminations, partially offset by reduced interest income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment for the six months is as follows:

	Six Months Ended
	December 31,
	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$328	$526	$(198)
Refining, Packaging, Biodiesel & Other	146	192	(46)
Asia	162	111	51
Total Oilseeds Processing	636	829	(193)

Corn Processing
Sweeteners and Starches	365	205	160
Bioproducts	113	(58)	171
Total Corn Processing	478	147	331

Agricultural Services
Merchandising & Handling	260	770	(510)
Transportation	65	120	(55)
Total Agricultural Services	325	890	(565)

Other
Wheat, Cocoa & Malt	266	154	112
Financial	39	(29)	68
Total Other	305	125	180
Total Segment Operating Profit	1,744	1,991	(247)
Corporate	(243)	312	(555)
Earnings Before Income Taxes	$1,501	$2,303	$(802)

Corporate Results

	Six Months Ended
	December 31,
	2009	2008	Change
	(In millions)

LIFO credit (charge)	$22	$576	$(554)
Interest expense - net	(136)	(70)	(66)
Corporate costs	(139)	(129)	(10)
Other	10	(65)	75
Total Corporate	$(243)	$312	$(555)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased 23% to $636 million.  Crushing and origination results decreased $198 million as margins declined from high prior-year levels, as favorable impacts from raw material positioning and risk management results in the prior year did not recur.  Global soybean supply shortages resulted in lower production volumes in the early part of this fiscal year.  Refining, packaging, biodiesel and other operating profit decreased $46 million.  Lower European biodiesel margins were only partially offset by improved South American refining and biodiesel results.  North American sales volumes and margins decreased.  Oilseeds results in Asia increased $51 million to $162 million as the Company’s investments, principally its equity interest in Wilmar International Limited, continued to perform well.

Corn Processing operating profit increased $331 million to $478 million. Sweetener and starches operating profit increased $160 million due to lower net corn and manufacturing costs partially offset by lower sales volumes.  Bioproducts operating profit increased $171 million due to improved sales volumes and improved ethanol margins resulting from lower net corn costs, decreased manufacturing costs, and favorable gasoline blending economics.

Agricultural Services operating profit decreased $565 million to $325 million.  Merchandising and handling results decreased $510 million.  Enhanced volume and margin opportunities created by last year’s volatile commodity markets and tight credit markets did not recur.  Transportation results decreased $55 million due to lower barge freight rates and decreased barge utilization levels resulting from the late, extended North American harvest.

Other operating profit increased $180 million to $305 million.  Wheat, cocoa and malt operating profit increased $112 million due to increased equity earnings from the Company’s investment in Gruma S.A.B. de C.V., improved global wheat milling margins, and increased cocoa processing earnings.  Wheat, cocoa and malt earnings include mark-to-market gains of $63 million related to certain forward sales commitments accounted for as derivative.  Other financial operating profit increased $68 million due to the absence of losses experienced last year by the Company’s captive insurance operations and improved results from the Company’s brokerage services business.

Corporate results decreased $555 million.  LIFO inventory valuations decreased $22 million for the six months ended December 31, 2009 compared to a $576 million decrease in the same period last year.  Interest expense – net increased $66 million reflecting a reduction in corporate interest income caused by lower short-term rates and lower working capital requirements of the operating segments.  Corporate costs increased primarily due to higher commercial services expenses. Other principally represents the elimination of after-tax earnings of mandatorily redeemable interests in consolidated subsidiaries.

Income taxes decreased $235 million due to lower pretax earnings.  The Company’s effective tax rate for the six months is 29.5% as compared to 29.4% in the prior year’s six months.

Liquidity and Capital Resources

The Company’s key financial objectives include having sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2009, the Company had $1.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.1 to 1.  Included in working capital is $6.0 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $1.4 billion for the six months compared to $5.9 billion the same period last year.  Cash provided by operating activities in the prior year benefited from a reduction in working capital requirements principally related to decreasing agricultural commodity market prices. Cash used in investing activities was $780 million for the six months compared to $1.6 billion the same period last year due principally to a decrease in purchases of marketable securities.  Cash used in financing activities was $338 million for the six months compared to $2.9 billion the same period last year due principally to a decrease in repayments of commercial paper borrowings. Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

At December 31, 2009, the Company had lines of credit totaling $6.3 billion, of which $6.2 billion was unused.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at December 31, 2009.

Capital resources remained strong as reflected by the Company’s net worth of $14.8 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 33% at December 31, 2009 and 36% at June 30, 2009.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of December 31, 2009 were $12.6 billion.  As of December 31, 2009, the Company expects to make payments related to purchase obligations of $11.2 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended December 31, 2009.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended December 31, 2009 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

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

	Six months ended		Year ended
	December 31, 2009		June 30, 2009
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$216	$22	$845	$85
Lowest position	(667)	(67)	(1,342)	(134)
Average position	(226)	(23)	(392)	(39)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2009 to
October 31, 2009	19,704	$30.308	262	71,345,455

November 1, 2009 to
November 30, 2009	33,197	32.360	308	71,345,147

December 1, 2009 to
December 31, 2009	864	31.318	84	71,345,063

Total	53,765	$31.591	654	71,345,063

(1)
Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, shares received as payment of the exercise price for stock option exercises, and shares received as payment of the withholding taxes on vested restricted stock grants.

(2)
On November 4, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2005 and ending December 31, 2009.  This program expired on December 31, 2009.  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of Stockholders was held on November 5, 2009.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

G. W. Buckley	509,051,181	30,339,261
M. H. Carter	490,131,478	49,258,964
D. E. Felsinger	507,276,098	32,114,344
V. F. Haynes	529,499,455	9,890,987
A. Maciel	528,518,155	10,872,287
P. J. Moore	507,898,159	31,492,283
T. F. O’Neill	532,925,151	6,465,291
K. R. Westbrook	511,724,223	27,666,219
P. A. Woertz	518,888,693	20,501,749

The adoption of the Archer-Daniels-Midland Company 2009 Incentive Compensation Plan was approved as follows:

For	Against	Abstain

428,514,338	43,327,347	2,361,098

 The appointment of Ernst & Young LLP as independent accountants was ratified at the meeting by the following votes:

For	Against	Abstain

527,151,235	10,679,453	1,559,754

 The Stockholder’s Proposal No. 1 (Code of Conduct Regarding Global Human Rights Standards) was defeated as follows:

For	Against	Abstain

118,741,562	298,837,225	56,623,996

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 9, 2009 as Exhibit 3(ii) to Form 10-Q for the quarter ended December 31, 2008 (File No. 1-44), is incorporated herein by reference.

(10)(i)
The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan, filed on September 25, 2009 as Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: February 5, 2010