Form 10-Q
period 2010-03-31
ARCHER DANIELS MIDLAND CO
filed 2010-05-10
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock, no par value – 643,049,847 shares
(April 30, 2010)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009 (1)
	(In millions, except
	per share amounts)

Net sales and other operating income	$15,145	$14,842
Cost of products sold	14,254	14,193
Gross Profit	891	649

Selling, general and administrative expenses	355	346
Other (income) expense – net	2	160
Earnings Before Income Taxes	534	143

Income taxes	118	140
Net Earnings including Noncontrolling Interests	416	3

Less: Net earnings (losses) attributable to noncontrolling interests	(5)	-

Net Earnings Attributable to Controlling Interests	$421	$3

Average number of shares outstanding – basic	643	642

Average number of shares outstanding – diluted	645	644

Basic and diluted earnings per common share	$0.65	$0.00

Dividends per common share	$0.15	$0.14

See notes to consolidated financial statements.

(1) As adjusted for Accounting Standards Codification (ASC) Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009 (1)
	(In millions, except
	per share amounts)

Net sales and other operating income	$45,979	$52,675
Cost of products sold	43,062	48,947
Gross Profit	2,917	3,728

Selling, general and administrative expenses	1,067	1,092
Other (income) expense – net	(185)	190
Earnings Before Income Taxes	2,035	2,446

Income taxes	561	818
Net Earnings including Noncontrolling Interests	1,474	1,628

Less: Net earnings (losses) attributable to noncontrolling interests	(10)	2

Net Earnings Attributable to Controlling Interests	$1,484	$1,626

Average number of shares outstanding – basic	643	643

Average number of shares outstanding – diluted	644	644

Basic earnings per common share	$2.31	$2.53

Diluted earnings per common share	$2.30	$2.52

Dividends per common share	$0.43	$0.40

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2010	2009
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,659	$1,055
Short-term marketable securities	407	500
Segregated cash and investments	2,501	2,430
Receivables	5,876	7,311
Inventories	8,219	7,782
Other assets	538	330
Total Current Assets	19,200	19,408

Investments and Other Assets
Investments in and advances to affiliates	2,671	2,459
Long-term marketable securities	673	626
Goodwill	519	532
Other assets	621	607
Total Investments and Other Assets	4,484	4,224

Property, Plant, and Equipment
Land	262	240
Buildings	3,789	3,304
Machinery and equipment	14,585	13,052
Construction in progress	1,371	2,245
	20,007	18,841
Accumulated depreciation	(11,365)	(10,891)
Net Property, Plant, and Equipment	8,642	7,950
Total Assets	$32,326	$31,582

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$266	$356
Accounts payable	6,406	5,786
Accrued expenses	2,319	2,695
Current maturities of long-term debt	245	48
Total Current Liabilities	9,236	8,885

Long-Term Liabilities
Long-term debt	6,910	7,592
Deferred income taxes	425	308
Other	986	1,144
Total Long-Term Liabilities	8,321	9,044

Shareholders’ Equity
Common stock	5,245	5,204
Reinvested earnings	10,011	8,778
Accumulated other comprehensive income (loss)	(512)	(355)
Noncontrolling interests	25	26
Total Shareholders’ Equity	14,769	13,653
Total Liabilities and Shareholders’ Equity	$32,326	$31,582

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009 (1)
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,474	$1,628
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	673	576
Deferred income taxes	90	156
Equity in (earnings) losses of affiliates, net of dividends	(232)	74
Pension and postretirement contributions, net	(133)	(96)
Charges on early extinguishment of debt	75	–
Deferred cash flow hedges	17	(358)
Other – net	54	40
Changes in operating assets and liabilities
Segregated cash and investments	(88)	(224)
Receivables	1,228	3,468
Inventories	(551)	1,575
Other assets	(190)	187
Accounts payable and accrued expenses	358	(1,175)
Total Operating Activities	2,775	5,851

Investing Activities
Purchases of property, plant, and equipment	(1,230)	(1,462)
Proceeds from sales of property, plant, and equipment	25	58
Proceeds from sales of businesses	–	258
Net assets of businesses acquired	(59)	(44)
Purchases of marketable securities	(1,012)	(1,861)
Proceeds from sales of marketable securities	1,086	1,840
Other – net	(23)	(11)
Total Investing Activities	(1,213)	(1,222)

Financing Activities
Long-term debt borrowings	14	102
Long-term debt payments	(546)	(18)
Debt repurchase premium and costs	(71)	–
Net payments under lines of credit agreements	(89)	(2,989)
Purchases of treasury stock	–	(100)
Cash dividends	(276)	(257)
Other – net	10	11
Total Financing Activities	(958)	(3,251)

Increase in cash and cash equivalents	604	1,378
Cash and cash equivalents beginning of period	1,055	810

Cash and cash equivalents end of period	$1,659	$2,188

See notes to consolidated financial statements.

(1) As adjusted for ASC Topics 470-20 and 810.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2009	642	$5,204	$8,778	$(355)	$26	$13,653

Comprehensive income
Net earnings			1,484		(10)
Other comprehensive income				(157)
Total comprehensive income						1,317
Cash dividends paid-$.43 per share			(276)			(276)
Other	1	41	25		9	75
Balance March 31, 2010	643	$5,245	$10,011	$(512)	$25	$14,769

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2009.

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

On July 1, 2009, the Company adopted the amended guidance in ASC Topic 470-20, Debt with Conversion and Other Options, which specifies that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between the debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The equity component reflects the value of the conversion feature of the notes at adoption.  The amended guidance requires retrospective application to all periods presented.  See Note 6 for further information regarding the impact of adoption of this guidance.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

On July 1, 2009, the Company adopted amended guidance in ASC Topic 810, Consolidation, pertaining to the accounting and reporting of noncontrolling interests in financial statements. The amended guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As required by the amended guidance, the Company reclassified $26 million attributable to noncontrolling interests from other long-term liabilities to a separate component of shareholders’ equity.  The net earnings attributable to noncontrolling interests is now presented as a separate line item on the consolidated statements of earnings.  Presentation and disclosure requirements are to be applied retrospectively for all periods presented and accordingly, the Company’s consolidated financial statements have been restated for the impact of the amended guidance.  In addition, the Company consolidates certain noncontrolling interests which are associated with mandatorily redeemable instruments outside of the Company’s control.  In accordance with guidance contained in SEC Accounting Series Release 268, Redeemable Preferred Stock and ASC Topic 480, Distinguishing Liabilities from Equity, noncontrolling interests which are associated with mandatorily redeemable instruments outside of the Company’s control have not been reclassified as a separate component of shareholders’ equity.  The income or loss attributable to the mandatorily redeemable interests in consolidated subsidiaries adjusts the redeemable value of the redeemable instruments and is included in Other (income) expense - net.

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

On October 1, 2009, the Company adopted the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The amendment permits certain entities to use Net Asset Value (NAV) as a practical expedient to estimate the fair value of investments within its scope provided the NAV is calculated as of the Company’s reporting date. The amendment also indicates how investments within its scope would be classified in the fair value hierarchy and requires enhanced disclosures about the nature and risks of investments. The disclosure requirements apply to all investments within the scope of the amendment, regardless of whether the Company elects to measure the investment using NAV as a practical expedient. The adoption of this amendment requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not materially impact financial results.

On October 1, 2009, the Company adopted the amendment to ASC Topic 820, Fair Value Measurements and Disclosures, which provides guidance for the fair value measurement of liabilities. It clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value must be measured using specified valuation techniques. It further clarifies that both (a) a quoted price in an active market for the identical liability at the measurement date, and (b) the quoted price for the identical liability when traded as an asset in an active market (such as bonds), when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. There is no material effect on the Company’s consolidated financial statements as a result of the adoption of this amended guidance.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

Effective March 31, 2010, the Company adopted the first phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose the amounts and reasons for significant transfers between Levels 1 and 2 in the fair value hierarchy as well reasons for any transfers in or out of Level 3.  The amended guidance also requires the Company to provide fair value measurement disclosures for each class of assets and liabilities and disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The adoption of this amendment requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results.

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

Effective July 1, 2010, the Company will be required to adopt the amended guidance in ASC Topic 810, Consolidations, which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company has not yet completed its assessment of the impact from the adoption of this amended guidance on the Company’s financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	New Accounting Standards (Continued)

Effective July 1, 2011, the Company will be required to adopt the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the period ended March 31, 2010, the Company had no transfers between Levels 1 and 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.

	Fair Value Measurements at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,848	$500	$4,348
Unrealized derivative gains
Commodity contracts	773	597	47	1,417
Foreign exchange contracts	63	31	–	94
Interest rate contracts	–	33	–	33
Marketable securities	1,276	514	–	1,790
Total Assets	$2,112	$5,023	$547	$7,682
Liabilities:
Unrealized derivative losses
Commodity contracts	$863	$775	$78	$1,716
Foreign exchange contracts	50	63	–	113
Interest rate contracts	–	–	–	–
Inventory-related payables	–	378	95	473
Total Liabilities	$913	$1,216	$173	$2,302

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  Majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract’s fair value is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in situations when the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contracts in Level 3 in the fair value hierarchy. Changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net, depending on the nature of the foreign currency-related commercial transaction. The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are     classified as Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified as Level 2.  Security values that are determined using pricing models are classified as Level 3.  Unrealized changes in the fair market value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2010.

	Level 3 Fair Value Measurements
	Inventories Carried at Market, Net	Commodity Derivative Contracts, Net	Total
	(In millions)

Balance, December 31, 2009	$600	$77	$677
Total gains (losses), realized or unrealized, included in earnings before income taxes*	72	(62)	10
Purchases, issuances and settlements	(99)	(6)	(105)
Transfers into Level 3	–	(5)	(5)
Transfers out of Level 3	(168)	(35)	(203)
Ending balance, March 31, 2010	$405	$(31)	$374

*Includes losses of $99 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at March 31, 2010.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2010.

	Level 3 Fair Value Measurements
	Inventories Carried at Market, Net	Commodity Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2009	$468	$(2)	$466
Total gains (losses), realized or unrealized, included in earnings before income taxes*	30	(18)	12
Purchases, issuances and settlements	(127)	(23)	(150)
Transfers in and/or out of Level 3	34	12	46
Ending balance, March 31, 2010	$405	$(31)	$374

*Includes losses of $4 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at March 31, 2010.

Transfers into Level 3 previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement on certain derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement on certain products falling below the 10% threshold and thus permitting reclassification to Level 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging, requires the Company to recognize all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company does not currently have any derivatives designated as hedges of net investment in foreign operations or fair value hedges.  The Company has certain derivatives designated as cash flow hedges; however, the majority of the Company’s derivatives have not been designated as hedging instruments.  Within Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

To reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies, the Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately, resulting in cost of products sold approximating first-in, first-out (FIFO) cost.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheet as receivables and accrued expenses, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2010.

	Assets	Liabilities
	(In millions)

FX Contracts	$94	$113
Commodity Contracts	1,417	1,708
Total	$1,511	$1,821

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statement of earnings for the indicated time periods. The amended disclosure requirements of ASC Topic 815 were first implemented for the period ended March 31, 2009. As a result, comparative year-to-date information is not available for fiscal year 2009.

	Three months ended March 31,
	2010	2009
	(In millions)

Interest Contracts
Other income (expense) – net	$0	$0

FX Contracts
Net sales and other operating income	$19	$(7)
Cost of products sold	21	(22)
Other income (expense) - net	(9)	2

Commodity Contracts
Cost of products sold	$553	$(297)
Total gain (loss) recognized in earnings	$584	$(324)

Nine months ended
March 31, 2010
(In millions)

Interest Contracts
Other income (expense) – net	$2

FX Contracts
Net sales and other operating income	$(1)
Cost of products sold	46
Other income (expense) - net	19

Commodity Contracts
Cost of products sold	$144
Total gain (loss) recognized in earnings	$210

Derivatives Designated as Cash Flow Hedging Strategies

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss of the derivative instrument is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss of the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion), hedge components excluded from the assessment of effectiveness, and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from accumulated other comprehensive income (AOCI) to either net sales and other operating income, or cost of products sold.  As of March 31, 2010, the Company has $19 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in the statement of earnings during the next 15 months.  During the current period, the Company had no amounts recognized in earnings from cash flow hedges that were discontinued.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 67 million bushels of corn per month which is expected to increase to approximately 75 million bushels per month when the Company’s second new dry-grind ethanol plant in the U.S. is completed in the summer of 2010.  During the past 12 months, the Company hedged between 35% and 100% of its monthly anticipated grind.  At March 31, 2010, the Company has hedged portions of its anticipated monthly purchases of corn over the next 11 months, ranging from 1% to 22% of its anticipated monthly grind.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 25% and 77% of the quantity of its anticipated monthly natural gas purchases.  At March 31, 2010, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 15 months, ranging from 20% to 52% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of March 31, 2010 was immaterial.

At March 31, 2010, AOCI included $26 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  These instruments were executed in order to lock in the Company’s interest rate prior to the issuance or remarketing of debentures.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  The Company will recognize the $26 million of gains in its consolidated statement of earnings over the terms of the hedged items.  At March 31, 2010, the Company discontinued hedge accounting treatment on interest rate swaps with $21 million of after-tax gains in AOCI.  These gains will remain in AOCI until the hedged transactions occur.  Future gains and losses on the swaps will immediately affect earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2010.

	Assets	Liabilities
	(In millions)

Interest Contracts	$33	$–
Commodity Contracts	0	8
Total	$33	$8

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the indicated periods.  The amended disclosure requirements of ASC Topic 815 were first implemented for the quarter ended March 31, 2009. As a result, comparative year-to-date information is not available for fiscal year 2009.

		Three months ended
	Consolidated Statement of	March 31,
	Earnings Location	2010	2009
		(In millions)
FX Contracts
Effective amount recognized in earnings	Other (income) expense – net	$0	$0
Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(18)	(136)
	Net sales and other operating income	0	10
Ineffective amount recognized in earnings	Cost of products sold	(82)	4
Total amount recognized in earnings		$(100)	$(122)

		Nine months ended
	Consolidated Statement of Earnings Location	March 31, 2010
		(In millions)
FX Contracts
Effective amount recognized in earnings	Other (income) expense – net	$(1)

Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(68)
	Net sales and other operating income	0
Ineffective amount recognized in earnings	Cost of products sold	(60)
Total amount recognized in earnings		$(129)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in accumulated other comprehensive income related to derivatives gains (losses) for the period ended March 31, 2010.

Three months ended
March 31, 2010
(In millions)

Balance at December 31, 2009	$54
Unrealized gains (losses)	(94)
Losses reclassified to earnings	19
Tax effect	28
Balance at March 31, 2010	$7

Nine months ended
March 31, 2010
(In millions)

Balance at June 30, 2009	$(13)
Unrealized gains (losses)	(36)
Losses reclassified to earnings	70
Tax effect	(14)
Balance at March 31, 2010	$7

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2010

United States government obligations
Maturity less than 1 year	$460	$–	$–	$460
Maturity 1 to 5 years	41	1	–	42
Government–sponsored enterprise obligations
Maturity less than 1 year	20	–	–	20
Maturity 1 to 5 years	64	2	–	66
Maturity 5 to 10 years	137	–	–	137
Maturity greater than 10 years	251	6		257
Corporate debt securities
Maturity less than 1 year	6	–	–	6
Maturity 1 to 5 years	32	2	–	34
Other debt securities
Maturity less than 1 year	1,071	–	–	1,071
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	11	–	(1)	10
Equity securities	91	47	(17)	121
	$2,190	$58	$(18)	$2,230

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2009

United States government obligations
Maturity less than 1 year	$645	$–	$–	$645
Maturity 1 to 5 years	29	1	–	30
Government–sponsored enterprise obligations
Maturity less than 1 year	8	–	–	8
Maturity 1 to 5 years	59	2	–	61
Maturity 5 to 10 years	104	1	(1)	104
Maturity greater than 10 years	268	6	–	274
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	37	1	–	38
Other debt securities
Maturity less than 1 year	463	–	–	463
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	16	–	(3)	13
Equity securities	88	33	(29)	92
	$1,733	$44	$(33)	$1,744

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

None of the $18 million in unrealized losses at March 31, 2010 arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for 12 months and longer is $31 million.  The market value of other debt securities with unrealized losses as of March 31, 2010, is $3 million.  The $1 million of unrealized losses associated with other debt securities are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of March 31, 2010 is $28 million.  All of the $17 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell any of its impaired debt and equity securities, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investments before recovery of their amortized cost bases which is expected in the foreseeable future.

Note 6.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of March 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

On July 1, 2009, the Company began accounting for the Notes in accordance with the amended guidance in ASC Topic 470-20, Debt with Conversion and Other Options, pertaining to convertible debt instruments with cash settlement features. The amendment addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Previously, most forms of convertible debt securities were treated solely as debt. Under the new guidance, issuers of convertible debt securities within its scope must bifurcate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Debt and Financing Arrangements (Continued)

The amended guidance required retrospective application to all periods presented.  The following tables reflect the Company’s previously reported amounts, along with adjustments required by the amended guidance:

	Consolidated Statement of Earnings Impact

	Three Months Ended March 31, 2009
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
	(In millions, except per share amounts)

Interest expense reported in
Other (income) expense – net	$93	$10	$103
Income taxes	144	(4)	140

Net earnings	8	(5)	3	(1)

Basic and diluted earnings per
common share	0.01	(0.01)	0.00

	Nine Months Ended March 31, 2009
	As Originally	Adjustment due to
	Reported	Topic 470-20	As Adjusted
	(In millions, except per share amounts)

Interest expense reported in
Other (income) expense – net	$342	$29	$371
Income taxes	829	(11)	818

Net earnings	1,643	(17)	1,626	(1)

Basic earnings per common share	2.56	(0.03)	2.53

Diluted earnings per
common share	2.55	(0.03)	2.52

(1)	Currently presented as “net earnings attributable to controlling interests” in the consolidated statements of earnings as a result of the adoption of ASC Topic 810 on July 1, 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Debt and Financing Arrangements (Continued)

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units) due in 2011.  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of March 31, 2010, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

At March 31, 2010, the fair value of the Company’s long-term debt exceeded the carrying value by $581 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

For further information on the Notes and Units and additional information on the impact of ASC Topic 470-20 (formerly FSP APB 14-1), refer to Note 1 “Summary of Significant Accounting Policies” and Note 8 “Debt and Financing Arrangements” in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009 and in the revised financial statements and footnotes furnished with the Company’s Current Report on Form 8-K filed on March 22, 2010.

In February 2010, the Company announced cash tender offers to repurchase a portion of its outstanding debentures with varying terms and maturities.  In March 2010, the Company repurchased an aggregate principal amount of $500 million of its outstanding debentures in accordance with its announced tender offers, resulting in charges on early extinguishment of debt of $75 million, which consisted of $71 million in premium and other related expenses and $4 million in write-off of debt issuance costs.

Note 7.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended March 31, 2010, was 22.1% and 27.6%, respectively, compared to 97.9% and 33.4% for the quarter and nine months ended March 31, 2009.  In the third quarter of 2009, the Company recorded a $97 million deferred income tax charge related to the partial restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International, Ltd. (WIL).  Excluding the $97 million deferred income tax expense, the Company’s effective income tax rate was 30.1% and 29.5% for the quarter and nine months ended March 31, 2009.  The decrease in the Company’s effective tax rate in 2010, excluding the $97 million charge, is primarily due to changes in the geographic mix of pretax earnings and the recognition of certain foreign currency benefits.  In addition, this quarter the Company recorded $10 million in additional income tax expense related to changes in the income tax treatment of Medicare Part D subsidies resulting from newly enacted U.S. health care reforms.

The Company has an investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar International Ltd. (WIL).  Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S. and did not provide a deferred income tax liability associated with the undistributed earnings of this investment.  In February 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution in April 2009.  Pursuant to this distribution, ADMAP received publicly traded shares of WIL that represented approximately 40% of the WIL shares indirectly held by WIHL.  The liquidation caused the difference between the market value of the WIL shares received and the tax basis of ADMAP’s investment in WIHL to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested and recognized a $97 million deferred tax charge for this partial restructuring in the third quarter of 2009.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Income Taxes (Continued)

The finalization of the liquidation process is anticipated to occur during calendar year 2010 and is contingent on certain regulatory approvals. While the ultimate impact of the transaction is uncertain, based on the May 6, 2010 market value of WIL shares and certain other assumptions, including the applicable foreign currency exchange rate and the U.S. income tax rate, the finalization of the liquidation could result in additional income tax expense for the Company of approximately $590 million in the period(s) that the liquidation occurs.

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

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment in the amount of $457 million (subject to variation in currency exchange rates) consisting of tax, penalty, and interest, from the Brazilian Federal Revenue Service challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil.  If the Brazilian Federal Revenue Service were to challenge similar deductions in  all tax years still open to assessment (2005-2009), the Company estimates it could receive further assessments totaling approximately $150 million  in addition to the $457 million assessment related to 2004 (as at March 31, 2010 and subject to variation in currency exchange rates).

The Company has evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense.  Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the Brazilian Federal Revenue Service.  The Company intends to vigorously defend its position against the current assessment and any similar assessments that may be issued for years subsequent to 2004.

In January 2010, ADM do Brasil filed an appeal with the Brazilian Federal Revenue Service.  If ADM do Brasil is unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of significant additional payments of, and expense for, income tax and the associated interest and penalties.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions)

Net earnings including noncontrolling interests	$416	$3	$1,474	$1,628
Unrealized gain (loss) on investments	2	(7)	18	(34)
Deferred gain (loss) on hedging activities	(47)	71	20	(183)
Pension liability adjustment	10	2	5	16
Foreign currency translation adjustment	(322)	(269)	(200)	(1,211)
Comprehensive income	59	(200)	1,317	216
Less: Comprehensive income attributable to noncontrolling interests	(5)	–	(10)	2
Comprehensive income attributable to controlling interests	$64	$(200)	$1,327	$214

Note 9.	Other (Income) Expense - Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions)

Interest expense	$101	$103	$304	$371
Investment income	(34)	(43)	(100)	(145)
Net (gain) loss on marketable
securities transactions	–	–	(7)	(9)
Equity in (earnings) losses of affiliates	(137)	136	(428)	(80)
Charges on early extinguishment of debt	75	–	75	–
Other – net	(3)	(36)	(29)	53
	$2	$160	$(185)	$190

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Unallocated corporate expenses, investment income, unallocated interest expense, marketable securities transactions, FIFO to LIFO inventory adjustments, and noncontrolling interests have been excluded from segment operations and classified as Corporate.

For detailed information regarding the Company’s reportable segments, see Note 15 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2009 and in the revised financial statements and footnotes furnished with the Company’s Current Report on Form 8-K filed on March 22, 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions)

Sales to external customers
Oilseeds Processing	$5,084	$4,689	$16,322	$17,757
Corn Processing	1,960	1,725	5,905	5,819
Agricultural Services	6,788	7,302	19,750	25,012
Other	1,313	1,126	4,002	4,087
Total	$15,145	$14,842	$45,979	$52,675

Intersegment sales
Oilseeds Processing	$17	$23	$54	$91
Corn Processing	9	13	26	72
Agricultural Services	697	702	1,845	2,314
Other	36	38	110	116
Total	$759	$776	$2,035	$2,593

Net sales
Oilseeds Processing	$5,101	$4,712	$16,376	$17,848
Corn Processing	1,969	1,738	5,931	5,891
Agricultural Services	7,485	8,004	21,595	27,326
Other	1,349	1,164	4,112	4,203
Intersegment elimination	(759)	(776)	(2,035)	(2,593)
Total	$15,145	$14,842	$45,979	$52,675

Segment operating profit
Oilseeds Processing	$405	$224	$1,041	$1,053
Corn Processing	104	49	582	196
Agricultural Services	165	121	490	1,011
Other	22	(140)	327	(15)
Total segment operating profit	696	254	2,440	2,245
Corporate	(162)	(111)	(405)	201
Earnings before income taxes	$534	$143	$2,035	$2,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducts its business in many countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar will result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.  The impact of these currency exchange rate changes, where significant, is discussed below.

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, return on fixed capital investment, return on net assets, return on invested capital, and return on equity.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth, general global economic conditions, and changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net earnings attributable to controlling interests increased $418 million to $421 million primarily due to a $442 million pretax improvement in segment operating profit, a favorable impact from changing LIFO inventory valuations, and lower income tax expense, partially offset by after-tax charges of $47 million for the early extinguishment of debt.  Segment operating profit in the quarter ended March 31, 2009 included a $212 million loss for the Company’s share of foreign currency derivative losses of equity investee, Gruma S.A.B. de C.V. (Gruma).  Changes in LIFO inventory valuation reserves resulted in after-tax credits of $27 million for the quarter compared to after-tax charges of $3 million for the quarter ended March 31, 2009.  Additionally, income tax expense for the quarter ended March 31, 2009 included a $97 million charge for deferred income tax expense associated with the reorganization of the holding company structure related to the Company’s equity investee, Wilmar International Ltd.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  North American oilseed crushing volumes and oilseed export volumes increased due to the short supply of soybeans in South America.  Biodiesel markets continued to develop in South America and Europe and increased the overall demand for refined and crude vegetable oils.  However, in North America, demand for vegetable oils was weak due to lower demand for oils in the food service and biodiesel industries. Protein meal demand improved, particularly in Asia and South America. Average selling prices for corn sweetener products in 2010 have decreased primarily due to lower market prices for corn. Ethanol blending economics were more favorable this quarter resulting in increased demand and improved margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$3,306	$2,786	$520
Refining, Packaging, Biodiesel & Other	1,735	1,858	(123)
Asia	43	45	(2)
Total Oilseeds Processing	5,084	4,689	395

Corn Processing
Sweeteners & Starches	769	852	(83)
Bioproducts	1,191	873	318
Total Corn Processing	1,960	1,725	235

Agricultural Services
Merchandising & Handling	6,750	7,253	(503)
Transportation	38	49	(11)
Total Agricultural Services	6,788	7,302	(514)

Other
Wheat, Cocoa & Malt	1,290	1,100	190
Financial	23	26	(3)
Total Other	1,313	1,126	187
Total	$15,145	$14,842	$303

Net sales and other operating income increased 2% to $15.1 billion due to foreign exchange translation impacts of $0.5 billion and increased sales volumes partially offset by lower average selling prices.  Sales volumes increased primarily due to higher capacity utilization rates in the Company’s Oilseeds Processing facilities and new and/or expanded Corn Processing and Cocoa production facilities.  Oilseeds Processing sales increased 8% to $5.1 billion due principally to increased North American crushing volumes resulting from higher plant capacity utilization levels and expanded production capacity, and increased North American oilseed exports.  Corn Processing sales increased 14% to $2.0 billion, due to higher average selling prices and increased sales volumes of bioproducts, partially offset by lower average selling prices for sweeteners and starches.  Higher bioproducts sales volumes, primarily ethanol, were due to favorable blending economics and the startup of the Company’s new corn mill in Columbus, Nebraska.  Agricultural Services sales decreased 7% to $6.8 billion, due to decreased sales volumes.  Other sales increased 17% to $1.3 billion due principally to higher average selling prices for cocoa products and increased sales volumes of wheat flour and cocoa products, in part due to new cocoa operations, partially offset by the impact of lower average selling prices for wheat flour.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased less than 1% to $14.3 billion reflecting increased sales volumes and foreign exchange effects of $0.5 billion, partially offset by lower agricultural commodity costs.  Manufacturing expenses, principally higher employee-related costs and depreciation expense, increased $105 million, or 9%, materially in line with the increase in processing volumes.

Selling, general and administrative expenses increased 3% to $355 million primarily due to foreign currency translation impacts and, to a lesser extent, additional expenses related to acquisitions and new operations.

Other (income) expense – net improved $158 million primarily due to increased equity earnings of affiliates, partially offset by pretax charges of $75 million related to the early extinguishment of debt (See Note 6).

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	March 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$272	$100	$172
Refining, Packaging, Biodiesel & Other	66	52	14
Asia	67	72	(5)
Total Oilseeds Processing	405	224	181

Corn Processing
Sweeteners and Starches	45	146	(101)
Bioproducts	59	(97)	156
Total Corn Processing	104	49	55

Agricultural Services
Merchandising & Handling	154	91	63
Transportation	11	30	(19)
Total Agricultural Services	165	121	44

Other
Wheat, Cocoa & Malt	9	(123)	132
Financial	13	(17)	30
Total Other	22	(140)	162
Total Segment Operating Profit	696	254	442
Corporate	(162)	(111)	(51)
Earnings Before Income Taxes	$534	$143	$391

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Results for the quarter are as follows:

	Three Months Ended
	March 31,
	2010	2009	Change
	(In millions)

LIFO credit (charge)	$43	$(5)	$48
Interest expense - net	(73)	(59)	(14)
Corporate costs	(64)	(54)	(10)
Charges on early extinguishment of debt	(75)	–	(75)
Other	7	7	–
Total Corporate	$(162)	$(111)	$(51)

Oilseeds Processing operating profit increased by $181 million to $405 million.  Crushing and origination operating profit increased $172 million as last year’s short South American soybean crop led to improved North American export demand resulting in increased crushing volumes and margins.  South American crushing and origination results improved due principally to the absence of fertilizer losses recognized in last year’s quarter.  Refining, packaging, biodiesel and other operating profit increased $14 million due to improved European and South American biodiesel results, partially offset by a $15 million Brazilian transactional tax charge.  Last year, Oilseeds results in Asia included a gain of $18 million from the disposal of an equity investment.  For the current quarter, Oilseeds results in Asia reflect increased equity earnings of Wilmar International Limited.

Corn Processing operating profit increased $55 million to $104 million.  Bioproducts operating profit increased $156 million due to higher ethanol margins resulting from good demand driven by favorable gasoline blending economics.  Increased ethanol demand also resulted in increased sales volumes, including the additional volume associated with the Company’s Columbus, Nebraska dry mill which began operations in November 2009.  Bioproducts operating profit also reflected strong volumes and margins for lysine as well as increased startup costs related to the Company’s new industrial plants, ethanol dry grind mills, sugarcane processing plant, and co-generation facilities.  Sweeteners and starches operating profit decreased $101 million principally due to lower average selling prices partially offset by lower net corn costs.  Net corn costs for the quarter included losses and hedge accounting ineffectiveness related to corn futures contracts.

Agricultural Services operating profit increased $44 million to $165 million.  In the quarter, the Company saw a good global supply of grains and oilseeds and modestly improving demand.  Merchandising and handling profit improved as global soybean demand was met primarily with U.S. supply, due to last year’s short South American crop, resulting in good asset utilization and margins.  Earnings from the Company’s transportation operations declined on lower barge-freight rates and reduced capacity utilization caused by weak demand.

Other operating profit increased $162 million to $22 million.  Wheat, cocoa and malt operating profit increased $132 million primarily due to increased equity earnings from the Company’s investment in Gruma and improved flour milling results.  This quarter’s results include mark-to-market losses of $63 million related to certain forward sales commitments accounted for as derivatives, offsetting gains recorded in the preceding two quarters.  Last year’s third quarter results reflected a loss of $212 million for the Company’s share of foreign currency derivative losses of equity investee Gruma.  Other financial operating profit increased $30 million due to higher operating profit at the Company’s futures commission merchant services business and the absence of losses experienced in last year’s quarter on managed fund investments and captive insurance operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results decreased $51 million to a loss of $162 million.  In the current year, the Company repurchased outstanding debentures with an aggregate principal amount of $500 million resulting in pretax charges on early extinguishment of debt of $75 million.  Corporate unallocated interest increased $14 million reflecting a reduction in interest income caused by lower short-term interest rates and reduced working capital requirements of the operating segments.  Market prices for LIFO-based inventories generally decreased this quarter resulting in a $43 million decrease in LIFO inventory valuations compared to a $5 million increase last year.

The Company’s effective income tax rate this quarter was 22.1% compared to 97.9% last year.  Last year, the Company recorded a $97 million deferred income tax charge related to the restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International Limited.  Excluding the $97 million deferred income tax expense, the Company’s effective income tax rate for last year’s quarter was 30.1%.

This quarter, the Company lowered its projected effective income tax rate for fiscal 2010 based upon changes in the geographic mix of pretax earnings and foreign currency translation impacts.  The lower projected effective income tax rate resulted in decreased income tax expense for the quarter.  In addition, the Company recognized $10 million in additional income tax expense related to changes in the income tax treatment of Medicare Part D subsidies resulting from newly enacted U.S. health care reforms.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net earnings attributable to controlling interests decreased 9% to $1.5 billion for the nine months ended March 31, 2010 due to a $506 million, pretax negative impact from changing LIFO valuations and after-tax charges of $47 million for the early extinguishment of debt, partially offset by a $195 million increase in segment operating profit and lower income tax expense.  Segment operating profit in the nine months ended March 31, 2009, included pretax losses of $263 million for the Company’s portion of derivative losses at the Company’s equity investee, Gruma.  Last year’s income tax expense for the nine months ended March 31, 2009, included a $97 million charge for deferred income tax expense associated with the reorganization of the holding company structure related to the Company’s equity investee, Wilmar International, Ltd.

Market Factors Influencing Operations or Results

North American oilseed crushing volumes and export operations were enhanced by a short supply of soybeans in South America.  Biodiesel markets continued to develop in South America and Europe and increased the overall demand for refined and crude vegetable oils.  However, in North America, demand for vegetable oils remained weak due to low consumption of oils in the food service and biodiesel industries.  Soybean protein meal demand improved, particularly in Asia and South America.  The current improved global crop outlook, coupled with uncertainty about short-term demand resulting from the pace of the global economic recovery, led to generally lower and less volatile agricultural commodity market prices and conditions.  In addition, the late, extended U.S. harvest reduced profit opportunities in the early part of this year.  Compared to last year, market prices for corn decreased resulting in lower raw material costs for Corn Processing and decreased average selling prices for sweeteners and starches.  Lower energy, fuel and chemical costs per unit positively impacted the Company’s manufacturing costs.  More favorable ethanol blending economics resulted in increased demand and improved margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	March 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$10,818	$10,651	$167
Refining, Packaging, Biodiesel & Other	5,377	6,966	(1,589)
Asia	127	140	(13)
Total Oilseeds Processing	16,322	17,757	(1,435)

Corn Processing
Sweeteners and Starches	2,473	2,835	(362)
Bioproducts	3,432	2,984	448
Total Corn Processing	5,905	5,819	86

Agricultural Services
Merchandising & Handling	19,628	24,811	(5,183)
Transportation	122	201	(79)
Total Agricultural Services	19,750	25,012	(5,262)

Other
Wheat, Cocoa & Malt	3,933	4,003	(70)
Financial	69	84	(15)
Total Other	4,002	4,087	(85)
Total	$45,979	$52,675	$(6,696)

Net sales and other operating income decreased 13% to $46.0 billion for the nine months due principally to lower average selling prices in line with year-over-year declines in underlying commodity costs.  Oilseeds Processing sales decreased 8% to $16.3 billion due principally to lower average selling prices partially offset by increased sales volumes.  Corn Processing sales increased 1% to $5.9 billion.  Sweeteners and starches sales decreased due to both lower sales volumes and average selling prices.  Bioproducts sales increased primarily as a result of increased sales volumes of ethanol and lysine partially offset by lower average selling prices.  Agricultural Services sales decreased 21% to $19.8 billion, due to lower average selling prices, in line with year-over-year declines in underlying commodity prices, and lower sales volumes.  Other sales decreased 2% to $4.0 billion, primarily due to lower average selling prices of wheat flour partially offset by increased wheat flour sales volumes.

Cost of products sold decreased 12% to $43.1 billion due principally to decreased agricultural commodity costs.  Manufacturing expenses decreased 4%, or $147 million, primarily due to lower energy, chemical and fuel costs partially offset by higher employee-related costs and depreciation and amortization expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses decreased 2% to $1.1 billion due principally to decreased provisions for doubtful accounts.

Other (income) expense-net increased $375 million primarily due to increased equity earnings of affiliates, and decreased expense for the elimination of after-tax mandatorily redeemable interests in consolidated subsidiaries partially offset by pretax charges of $75 million related to the early extinguishment of debt (See Note 6).

Operating profit by segment for the nine months is as follows:

	Nine Months Ended
	March 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$600	$626	$(26)
Refining, Packaging, Biodiesel & Other	212	244	(32)
Asia	229	183	46
Total Oilseeds Processing	1,041	1,053	(12)

Corn Processing
Sweeteners and Starches	410	351	59
Bioproducts	172	(155)	327
Total Corn Processing	582	196	386

Agricultural Services
Merchandising & Handling	414	861	(447)
Transportation	76	150	(74)
Total Agricultural Services	490	1,011	(521)

Other
Wheat, Cocoa & Malt	275	31	244
Financial	52	(46)	98
Total Other	327	(15)	342
Total Segment Operating Profit	2,440	2,245	195
Corporate	(405)	201	(606)
Earnings Before Income Taxes	$2,035	$2,446	$(411)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Results for the nine months are as follows:

	Nine Months Ended
	December 31,
	2010	2009	Change
	(In millions)

LIFO credit	$65	$571	$(506)
Interest expense - net	(209)	(129)	(80)
Corporate costs	(203)	(183)	(20)
Charges on early extinguishment of debt	(75)	–	(75)
Other	17	(58)	75
Total Corporate	$(405)	$201	$(606)

Oilseeds Processing operating profit decreased 1% to $1.04 billion.  Crushing and origination results decreased $26 million due to an overall decrease in global crushing margins.  Refining, packaging, biodiesel and other operating profit decreased $32 million due primarily to lower European biodiesel results.  Oilseeds Processing results in Asia increased $46 million to $229 million due principally to improved equity earnings of Wilmar International Limited.

Corn Processing operating profit increased $386 million to $582 million.  Bioproducts operating profit increased $327 million due to improved sales volumes and improved ethanol margins resulting from lower net corn costs, decreased manufacturing costs, and increased demand due to favorable gasoline blending economics.  Sweeteners and starches operating profit increased $59 million due to lower net corn and manufacturing costs partially offset by lower sales volumes.

Agricultural Services operating profit decreased $521 million to $490 million.  Merchandising and handling results decreased $447 million.  Enhanced volume and margin opportunities created by last year’s volatile commodity markets and tight credit markets did not recur.  Transportation results decreased $74 million due to lower barge freight rates and decreased barge utilization levels resulting from weak U.S. economic conditions and the late, extended North American harvest.

Other operating profit increased $342 million to $327 million.  Wheat, cocoa and malt operating profit increased $244 million due to increased equity earnings from the Company’s investment in Gruma and improved global wheat milling margins partially offset by lower cocoa processing results.  Other financial operating profit increased $98 million due primarily to the absence of losses experienced last year on managed fund investments and captive insurance operations.

Corporate results decreased $606 million.  LIFO inventory valuations decreased $65 million this year compared to a $571 million decrease last year.  Interest expense – net increased $80 million reflecting a reduction in corporate interest income caused by lower short-term rates and lower working capital requirements of the operating segments.  Corporate costs increased $20 million primarily due to higher legal expenses and employee-related costs.  The $75 million pretax charge on early extinguishment of debt relates to the $500 million debt repurchase in the third quarter of 2010.  Other is more favorable in the current year due to lower current year expense for the elimination of after-tax earnings of mandatorily redeemable interests in consolidated subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s effective income tax rate for this year was 27.6% as compared to 33.4% in the prior year.  In the prior year, the Company recorded a $97 million deferred income tax charge related to the partial restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar International Limited (WIL).  Excluding the $97 million deferred income tax expense, the Company’s effective income tax rate for the prior year was 29.5%.  The decrease in the Company’s effective income tax rate in the current year is primarily due to changes in the geographic mix of pretax earnings and the recognition of certain foreign currency benefits.  See Note 7 for additional information related to the finalization of the restructuring of the holding company structure related to the Company’s equity investment in WIL and certain income tax matters in Brazil, which could negatively impact future income tax expense.

Liquidity and Capital Resources

The Company’s key financial objectives include having sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural-based commodity business.

At March 31, 2010, the Company had $2.1 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.1 to 1.  Included in working capital is $5.6 billion of readily marketable commodity inventories.  Cash provided by operating activities totaled $2.8 billion for the nine months compared to $5.9 billion the same period last year.  Cash provided by operating activities in the prior year benefited from a reduction in working capital requirements principally related to decreasing agricultural commodity market prices. Cash used in investing activities of $1.2 billion for the nine months was comparable to the same period last year.  Cash used in financing activities was $958 million for the nine months compared to $3.3 billion the same period last year due principally to a decrease in repayments of commercial paper borrowings partially offset by the repurchase of $500 million in aggregate principal amount of outstanding debentures. Net short-term borrowings decreased primarily as a result of decreased working capital requirements.

At March 31, 2010, the Company had lines of credit totaling $6.0 billion, of which $5.9 billion were unused.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at March 31, 2010.

Capital resources remained strong as reflected by the Company’s net worth of $14.8 billion.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 32% at March 31, 2010 and 36% at June 30, 2009.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2010 were $9.7 billion.  As of March 31, 2010, the Company expects to make payments related to purchase obligations of $8.8 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the nine months ended March 31, 2010.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity prices as they relate to the Company’s net commodity position; marketable equity security prices; foreign currency exchange rates; and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2010 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in marketable equity securities, foreign currency exchange rates, and interest rates.

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

	Nine months ended		Year ended
	March 31, 2010		June 30, 2009
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$216	$22	$845	$85
Lowest position	(667)	(67)	(1,342)	(134)
Average position	(236)	(24)	(392)	(39)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2010 to
January 31, 2010	127	$30.846	127	99,999,873

February 1, 2010 to
February 28, 2010	13,250	30.438	173	99,999,700

March 1, 2010 to
March 31, 2010	8,971	28.623	104	99,999,596

Total	22,348	$29.712	404	99,999,596

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: May 7, 2010