Form 10-K
period 2010-06-30
ARCHER DANIELS MIDLAND CO
filed 2010-08-30
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value--$19.7 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2009)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—639,324,639 shares
(July 31, 2010)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 4, 2010, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2010.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer Daniels Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, cocoa, and other agricultural commodities and is a leading manufacturer of vegetable oil and protein meal, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as processed agricultural commodities.

During the past five years, the Company has experienced significant growth, spending approximately $7.9 billion for construction of new plants, maintenance and expansions of existing plants, and the acquisitions of plants and transportation equipment.  The Company has recently completed construction of a coal cogeneration facility and two corn dry milling plants which will increase the Company’s annual ethanol production capacity by 600 million gallons to 1.8 billion gallons.  In addition, the Company has completed the initial phase of its polyhydroxy alkanoate (PHA) bioplastic production facility, and continues to work through start up at its propylene/ethylene glycol production facility and a new cocoa processing facility.  The Company currently expects to spend approximately $1.5 billion to complete the facilities under construction and other approved capital projects through calendar year 2013.  There have been no significant dispositions during the last five years.

Segment Descriptions

The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in “Note 15 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

Oilseeds Processing

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities and transportation assets to buy, store, clean, and transport agricultural commodities and operates fertilizer blending facilities.

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

Golden Peanut Company LLC, a joint venture between the Company and Alimenta (U.S.A.), Inc., is a major supplier of peanuts and peanut derived ingredients to both the domestic and export markets.  The Company has a 50% ownership interest in this joint venture.

The Company has a 50% interest in Edible Oils Limited, a joint venture between the Company and Princes Foods to procure, package, and sell edible oils in the United Kingdom.  The Company recently announced the formation of a new edible oils joint venture with Princes Foods in Poland.

Stratas Foods LLC, a joint venture between the Company and ACH Jupiter, LLC, a subsidiary of Associated British Foods, procures, packages, and sells edible oils in North America.  The Company has a 50% ownership interest in this joint venture.

The Company has a 16.4% ownership interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company.  Wilmar, a leading agribusiness group in Asia, is the largest global processor and merchandiser of palm and lauric oils, and a major oil palm plantation owner.  In China, Wilmar is a leading consumer edible oils producer, oilseeds crusher, edible oils refiner, and specialty fats and oleochemicals manufacturer.  In India, Wilmar is one of the largest edible oils refiners and a leading producer of consumer edible oils.

The Company is a major supplier of agricultural commodity raw materials to Edible Oils Limited, Stratas Foods LLC, and Wilmar.

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also used by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal, as well as distillers grains, is produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company to beverage grade or for industrial use as ethanol.  In gasoline, ethanol increases octane and is used as an extender and oxygenate.  Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  The Corn Processing segment also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.  The Corn Processing segment produces citric and lactic acids, lactates, sorbitol, xanthan gum and glycols which are used in various food and industrial products.

Almidones Mexicanos S.A., in which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Eaststarch C.V. (Netherlands), in which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Slovakia, and Turkey.

The Company has a 50% interest in Telles, LLC (Telles), a joint venture between the Company and Metabolix to market and sell PHA, which is being produced in a facility owned by the Company.  The first phase of plant construction was completed and operations began in December 2009.

The Company has entered into Brazilian joint ventures for the purposes of growing sugarcane and the production of sugar and ethanol from sugarcane.  Construction of the first joint venture ethanol production facility was completed and operations began in December 2009.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Item 1.	BUSINESS (Continued)

Agricultural Services

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as  food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations and customers.  Agricultural Services’ transportation network capabilities include ground, rail, river, and ocean freight services.

The Company processes and distributes edible beans in the United States for use as a food ingredient.  The Company produces and distributes formula feeds and animal health and nutrition products to the livestock, dairy, poultry, and pet food industries.

Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 36 sales offices worldwide and operates inland, river, and export facilities in Argentina, Romania, Ukraine, and the United States.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Other

The Company is engaged in milling wheat, corn, and milo into flour in the United States, Canada, the Caribbean, and the United Kingdom.  Wheat flour is sold primarily to commercial bakeries, food manufacturing companies, food service companies, and retailers.  Bulgur, a gelatinized wheat food, is sold to both the export and the domestic food markets.  Corn meal and flour is sold primarily to the cereal, snack, and bakery mix markets.  The Company produces bakery products and mixes, wheat starch, and gluten, which are sold to the baking industry.  The Company also mills milo to produce industrial flour used in the manufacturing of wallboard for the building industry.

Gruma S.A.B. de C.V. (Gruma), in which the Company has a 23.2% interest, is the world’s largest producer and marketer of corn flour and tortillas with operations in Mexico, the United States, Central America, South America, and Europe.  Additionally, the Company has a 20% share, through a joint venture with Gruma, in six U.S. corn flour mills and one in Italy.  The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican wheat flour mills.

The Company procures, transports, and processes cocoa beans and produces cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.

Hickory Point Bank and Trust Company, fsb, a wholly owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges.  ADM Investor Services International, Ltd. and ADMIS Hong Kong Limited are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.

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

In July 2010, the Company made a $100 million cornerstone investment in Agricultural Bank of China, to help advance its strategic growth plans in China.

Methods of Distribution

Since the Company’s customers are principally other manufacturers and processors, the Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to customers’ facilities.  The Company has developed a comprehensive transportation system to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges, towboats, and ocean-going vessels used in this transportation system.

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the last three fiscal years:

	% of Net Sales and Other Operating Income
	2010	2009	2008

Soybeans	22%	19%	16%
Soybean Meal	12%	11%	11%
Corn	10%	12%	14%
Wheat	6%	9%	10%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.

For retail and foodservice markets, the Company’s researchers continue to develop custom fats and oils with low levels of trans fats. In addition, the Company is working to develop vegetable oil products with reduced saturated fats.  During the first quarter of fiscal year 2010, the Company successfully introduced oils with lower levels of naturally occurring trace compounds in Europe.

The Company continues to develop the market for its cooked, dried edible bean products of the Vegefull™ line to meet customer demands for increased protein and fiber in food.

In 2007, the Company entered into a development agreement with ConocoPhillips to develop affordable, renewable transportation biofuels from biomass.  A technology platform has been developed following extensive evaluation of potential options for the production of bio-crude materials.  The Company is piloting the technology and has produced quantities of biocrude that can be upgraded to gasoline components by ConocoPhillips.

In December 2009, the Company started production of Mirel®, a renewable plastic in our Clinton, Iowa facility.  This new bioplastic is being marketed by Telles, a joint venture of the Company and Metabolix.

Item 1.	BUSINESS (Continued)

The Company has completed modifications to its sorghum mill in Plainview, Texas to produce food-grade sorghum flour to be used in the growing market for gluten-free, multigrain and whole-grain bakery and snack products.  The Company has introduced a new chocolate that contains fiber for use in nutrition bars.

The Company is moving toward the completion of its propylene glycol plant in Decatur, Illinois.  The Company expects this plant to be fully operational in the fourth quarter of this calendar year.

The Company has begun offering isosorbide under its Evolution Chemicals™ line.  Isosorbide is an industrial ingredient made from corn that is a potential alternative to the petroleum-based chemical Bisphenol A in plastics and other applications.

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

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is widely diversified in global agribusiness markets, there are no material seasonal fluctuations in the manufacture, sale, and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, cocoa beans, sugarcane, and other grains.  However, the physical movement of the millions of metric tons of these crops through the Company’s global processing facilities is reasonably constant throughout the year.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on improving processing efficiency and developing food, feed, fuel, and industrial products from renewable agricultural crops.

Item 1.	BUSINESS (Continued)

The Company maintains a research laboratory in Decatur, Illinois, where product and process development activities are conducted.  Activities at Decatur include the development of new bioproducts and the improvement of existing bioproducts by utilizing new microbial strains that are developed using classical mutation and genetic engineering.  Protein and vegetable oil research is also conducted in Decatur where bakery, meat and dairy pilot plants support food ingredient research.  Vegetable oil research is also conducted in Hamburg, Germany; Erith, UK; and Arras, France.  Research to support sales and development for flour and bakery products is performed in Overland Park, Kansas.  Sales and development support for cocoa and chocolate products is performed in Milwaukee, Wisconsin, and Koog aan de Zaan, the Netherlands.  Research and technical support for industrial and food wheat starch applications is conducted in Ontario, Canada.  The Company recently opened its Advantage Centre in Singapore which supports customers with de Zaan cocoa product solutions through seminars, demonstrations and collaborative product development.

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

As part of the Company’s partnership with ConocoPhillips, the Company is continuing its development of advanced biofuels.  Piloting work has been undertaken for the conversion of biomass into bio-crude which can be utilized within an existing petroleum refinery to produce gasoline components.  In addition, the Company is developing a technology for the conversion of vegetable oils into green diesel.

The Company is continuing to work on a grant awarded by the Department of Energy to build and operate a pilot plant for the production of ethanol and ethyl acrylate from corn stover and other cellulosic materials.

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

The Company has entered into a joint development agreement with John Deere and Monsanto to evaluate the sustainable collection, storage and transportation of corn stover – the stalks, cobs and leaves of the corn plant left in the field after combine harvesting.  The insights from this research will continue to help the Company understand the volume potential and economics of corn stover as a biomass feedstock for advanced biofuels.

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project will demonstrate the viability of sequestering carbon dioxide in the Mt. Simon Sandstone, an underground saline-bearing rock formation.  A second project, announced in June 2010, is currently investigating the feasibility to sequester up to one million tons of carbon dioxide annually.

The Company is continuing to invest in research to develop a broad range of industrial chemicals.  The approach is to build key chemical-building blocks that serve as a platform for producing a variety of commodity chemicals.  The key chemical-building blocks are derived from the Company’s starch and oilseed- based feedstocks.  Conversion technologies include utilizing expertise in both fermentation and catalysis.  The chemicals pipeline includes the development of chemicals and intermediates that are currently produced from petrochemical resources as well as new to the market bio-based products.  The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration.

The expense during the three years ended June 30, 2010, 2009 and 2008 for such technical efforts, including expenditures subsequently reimbursed by grants, was approximately $56 million, $50 million, and $49 million, respectively.

Item 1.	BUSINESS (Continued)

Environmental Compliance

During the year ended June 30, 2010, $90 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

On July 31, 2009, the United States Environmental Protection Agency (U.S. EPA) issued a Notice of Violation indicating that one of the Company’s facilities in Memphis, Tennessee, may have violated section 311(j) of the Clean Water Act relating to a release of product that occurred on January 2, 2008.  The Company and the U.S. EPA have reached a tentative agreement to resolve this matter which includes a penalty of approximately $120,000.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company’s business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions. In the United States, the U.S. Environmental Protection Agency (Agency) has recently adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and the Agency has begun a process to regulate these emissions under the Clean Air Act. The U.S. Congress is currently considering climate change-related legislation which may include cap and trade provisions or a carbon tax. Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations. Most notable is the European Union Greenhouse Gas Emission Trading System (EU-ETS). The Company has several facilities in Europe that participate in this system.  It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 29,300 at June 30, 2010.

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

The availability and prices of the agricultural commodities and agricultural commodity products the Company procures, transports, stores, processes, and merchandises can be affected by weather conditions, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, disease, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in agricultural commodity prices and, consequently, in the Company’s operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limit the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to  bring on-line idled capacity or build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, and providing high levels of customer service.  Competition could increase the Company’s costs to purchase raw materials, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates.  If the Company is unable to compete on price, service, or other factors, it could have an adverse effect on its operating results.

Fluctuations in energy prices could adversely affect the Company’s operating results.

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are dependent upon diesel fuel and other petroleum-based products.  Significant increases in the cost of these items, including any consequences of regulation or taxation of greenhouse gases, could adversely affect the Company’s production costs and operating results.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in the United States and developed countries in Western Europe and South America, but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties.  In addition, emerging market areas could be subject to more volatile economic, political and market conditions.  Economic downturns and volatile conditions may have a negative impact on the Company’s operating results and ability to execute its business strategies.

The Company’s operating results could be affected by changes in trade, monetary, fiscal and environmental policies, laws and regulations, and other activities of governments, agencies, and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, other trade barriers, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and could negatively impact the Company’s revenues and operating results.

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

The Company is subject to risks which include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; environmental, health and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

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

The Company does business globally, operating facilities in over 60 countries.  In addition, the Company distributes product to countries in which we do not operate facilities.  The Company is required to comply with the numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by the Company’s employees and third party representatives globally.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of its products.

The production of the Company’s products requires the use of materials which can create emissions of certain regulated substances including greenhouse gas emissions.  Although the Company has programs in place throughout the organization globally to guard against non-compliance, failure to comply with these regulations can have serious consequences, including civil and administrative penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

In addition, changes to regulations or implementation of additional regulations, for example the imposition of regulatory restrictions on greenhouse gases, may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and negatively impact operating results.

The Company is exposed to potential business disruption, including but not limited to disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  In addition, if certain non-agricultural commodity raw materials, such as certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including but not limited to disruptions resulting from economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism or war, natural disasters and severe weather conditions,  accidents, explosions, and fires. The potential effects of these conditions could impact the Company’s revenues and operating results.

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

Item 1A.	RISK FACTORS (Continued)

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

The Company has limited control over and  may not realize the expected benefits of its equity investments and joint ventures.

The Company has many joint ventures and investments of which the Company has limited control as to the governance and management activities of these investments.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including but not limited to geographic or product line expansion. The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

The Company’s information technology systems, processes, and sites may suffer interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s information technology systems, some of which are dependent on services provided by third-parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company’s information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, and the Company’s business continuity plans do not effectively compensate on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company’s revenues and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	International	Total	United	International	Total
	States			States
Owned	132	112	244	178	114	292
Leased	1	2	3	13	27	40
	133	114	247	191	141	332

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 1,500 barges, 14,100 rail cars, 700 trucks, 1,600 trailers, and 7 ocean going vessels; and leases, under operating leases, approximately 200 barges and 10,600 railcars.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	47	67	114	13	90	103
Leased	–	–	–	–	15	15
	47	67	114	13	105	118

The Company operates twenty-three domestic and twenty-two international oilseed crushing plants with a daily processing capacity of approximately 95,000 metric tons (3.5 million bushels).  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.  The international plants are located in Bolivia, Brazil, Canada, Czech Republic, England, Germany, India, Mexico, the Netherlands, Poland, and Ukraine.

The Company operates thirteen domestic oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as nineteen international refineries in Bolivia, Brazil, Canada, Czech Republic, England, Germany, India, the Netherlands, and Poland.  The Company packages oils at ten international plants located in Bolivia, Brazil, England, Germany, India, Peru, and Poland.  The Company operates one domestic and six international biodiesel plants located in North Dakota, Brazil, Germany, and India.  In addition, the Company operates four fertilizer blending plants in Brazil.

The Oilseeds Processing segment operates thirteen domestic country grain elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of approximately 8 million bushels, are located in Illinois, Missouri, North Carolina, and Ohio.

This segment also operates 105 international elevators, including port facilities, in Bolivia, Brazil, Canada, India, Germany, the Netherlands, Paraguay, and Poland.  These facilities have a storage capacity of approximately 133 million bushels.

Item 2.	PROPERTIES (Continued)

The Company operates two soy protein specialty plants in Illinois and one plant in the Netherlands.  Lecithin products are produced at six domestic and four international plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands.  The Company produces vitamin E, sterols, and isoflavones at two plants in Illinois.  The Company also operates a specialty oils and fats plant in France that produces various value-added products for the pharmaceutical, cosmetic and food industries.

Corn Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	17	1	18	5	–	5

The Company operates five wet corn milling plants and four dry corn milling plants with a daily grind capacity of approximately 66,000 metric tons (2.6 million bushels). The Company also operates corn germ extraction plants, sweeteners and starches production facilities, a glycols production facility, a polymer production facility and bioproducts production facilities in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota and a sugarcane processing plant in Brazil.  The Corn Processing segment also operates five domestic grain terminal elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of approximately 13 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	29	6	35	160	18	178
Leased	1	1	2	13	9	22
	30	7	37	173	27	200

The Company operates 142 domestic terminal, sub-terminal, country, and river elevators covering the major grain producing states, and also operates eight grain export elevators in Florida, Louisiana, Ohio, and Texas.  Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas.  These elevators have an aggregate storage capacity of approximately 400 million bushels.  The Company has five grain export elevators in Argentina, Mexico, and Ukraine that have an aggregate storage capacity of approximately 29 million bushels.  The Company has thirteen country elevators located in the Dominican Republic, Ireland, Romania, and Ukraine.  In addition, the Company has nine leased river elevators located in Romania and Ukraine.

The Company operates twenty-three domestic edible bean procurement facilities located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

The Company operates a rice mill located in California, an animal feed facility in Illinois, and an edible bean plant in North Dakota.  The Company also operates twenty-seven domestic and seven international formula feed and animal health and nutrition plants.  The domestic plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Texas, Washington, and Wisconsin.  The international plants are located in Canada, China, Puerto Rico, and Trinidad & Tobago.

Item 2.	PROPERTIES (Continued)

Other

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	39	38	77	–	6	6
Leased	–	1	1	–	3	3
	39	39	78	–	9	9

The Company operates twenty-three domestic wheat flour mills, a domestic bulgur plant, two domestic corn flour mills, two domestic milo mills, and twenty international flour mills with a total daily milling capacity of approximately 28,000 metric tons (1.0 million bushels).  The Company also operates six bakery mix plants.  These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, England, Grenada, and Jamaica.  The Company operates two formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada, a rice milling plant in Jamaica, and a starch and gluten plant in Iowa and one in Canada.  The Company also operates a honey drying operation in Wisconsin.

The Company operates six domestic and twelve international chocolate and cocoa bean processing plants with a total daily production capacity of approximately 3,000 metric tons.  The domestic plants are located in Massachusetts, New Jersey, Pennsylvania, and Wisconsin, and the international plants are located in Belgium, Brazil, Canada, England, Germany, Ghana, Ivory Coast, the Netherlands, and Singapore.  The Company operates nine cocoa bean procurement and handling facilities/port sites in Brazil, Indonesia, and Ivory Coast.

Item 3.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed and traded on the New York Stock Exchange and the Frankfurt Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock as reported on the New York Stock Exchange and common stock cash dividends declared per share.

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2010-Quarter Ended
June 30	$29.26	$24.22	$0.15
March 31	31.89	28.06	0.15
December 31	33.00	27.66	0.14
September 30	32.13	26.00	0.14

Fiscal 2009-Quarter Ended
June 30	$29.40	$23.13	$0.14
March 31	29.50	24.08	0.14
December 31	29.08	13.53	0.13
September 30	33.91	19.70	0.13

The number of registered shareholders of the Company’s common stock at June 30, 2010, was 15,384.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2010 to April 30, 2010	33,035	$28.600	220	99,999,376

May 1, 2010 to May 31, 2010	3,776,252	26.482	3,776,252	96,223,124

June 1, 2010 to June 30, 2010	196	26.792	–	96,223,124

Total	3,809,483	$26.500	3,776,472	96,223,124

(1)  Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below and shares received as payment of the exercise price for stock option exercises.  During the three-month period ended June 30, 2010, the Company received 33,011 shares as payment of the exercise price for stock option exercises.

(2)  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2005.  Information in the graph is presented on a June 30 fiscal year basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
6/05
6/06
6/07
6/08
6/09
6/10
Archer Daniels Midland Company
S&P 500
S&P Consumer Staples

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2010	2009	2008	2007	2006

Net sales and other operating income	$61,682	$69,207	$69,816	$44,018	$36,596
Depreciation	857	730	721	701	657
Net earnings attributable to controlling interests	1,930	1,684	1,780	2,154	1,312
Basic earnings per common share	3.00	2.62	2.76	3.31	2.01
Diluted earnings per common share	3.00	2.62	2.75	3.28	2.00
Cash dividends	372	347	316	281	242
Per common share	0.58	0.54	0.49	0.43	0.37

Working capital	$9,561	$10,523	$10,833	$7,254	$5,661
Current ratio	2.1	2.2	1.7	1.9	1.9
Inventories	7,611	7,782	10,160	6,060	4,677
Net property, plant, and equipment	8,712	7,950	7,125	6,010	5,293
Gross additions to property, plant, and equipment	1,788	2,059	1,789	1,404	841
Total assets	31,548	31,582	37,052	25,114	21,269
Long-term debt, excluding current maturities	6,830	7,592	7,443	4,468	4,050
Shareholders’ equity	14,631	13,653	13,666	11,446	9,838
Per common share	22.89	21.27	21.22	17.80	15.00

Weighted average shares outstanding-basic	643	643	644	651	654
Weighted average shares outstanding-diluted	644	644	646	656	656

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for 2010 include a charge of $75 million ($47 million after tax, equal to $0.07 per share) related to loss on extinguishment of debt resulting from the repurchase of $500 million in aggregate principal amount of the Company’s outstanding debentures, and start up costs for the Company’s significant new greenfield plants of $110 million ($68 million after tax, equal to $0.11 per share).

•
Net earnings attributable to controlling interests for 2009 include a non-cash charge of $275 million ($171 million after tax, equal to $0.27 per share) related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V., and a $158 million income tax charge (equal to $0.24 per share) related to the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar.  For further information concerning Wilmar-related tax matters see Note 12 in Item 8, Financial Statements and Supplementary Data (Item 8).

•
Net earnings attributable to controlling interests for 2007 include a gain of $440 million ($286 million after tax, equal to $0.44 per share) related to the exchange of the Company’s interests in certain Asian joint ventures for shares of Wilmar, realized securities gains of $357 million ($225 million after tax, equal to $0.34 per share) related to the Company’s sale of equity securities of Tyson Foods Inc. and Overseas Shipholding Group Inc. and a $209 million gain ($132 million after tax, equal to $0.20 per share) related to the sale of businesses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities and transportation assets to buy, store, clean, and transport agricultural commodities and operates fertilizer blending facilities.  This segment also includes the Company’s share of the results of its equity method investment in Wilmar and its Golden Peanut Company LLC, Edible Oils Limited, and Stratas Foods LLC joint ventures.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also used by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal, as well as distillers grains, is produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company to beverage grade or for industrial use as ethanol.  In gasoline, ethanol increases octane and is used as an extender and oxygenate.  Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  The Corn Processing segment also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.  The Corn Processing segment produces citric and lactic acids, lactates, sorbitol, xanthan gum and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, and investments in renewable plastics.  This segment also includes the Company’s share of the results of its equity method investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations and customers.  Agricultural Services’ transportation network capabilities include ground, rail, river, and ocean freight services.  The Agricultural Services segment also includes activities related to procuring, processing, and distributing edible beans, and the processing and distributing of formula feeds and animal health and nutrition products.  In addition, the Agricultural Services segment includes the activities of Alfred C. Toepfer International, a global merchant of agricultural commodities and processed products, and the Company’s share of the results of its Kalama Export Company joint venture.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, futures commission merchant activities, and the Company’s share of the results of its equity method investment in Gruma S.A.B. de C.V.

Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results include the impact of LIFO-related adjustments, the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries, unallocated corporate expenses, and unallocated net interest costs.

Operating Performance Indicators

The Company’s Oilseeds Processing, Agricultural Services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Thus, changes in agricultural commodity prices have relatively equal impacts on both sales revenue and cost of products sold. Therefore, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

The Company conducts its business in over 60 countries.  For the majority of the Company’s subsidiaries located outside the United States the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar, however certain transactions, including taxes, occur in local currency and require conversion to the functional currency.  The impact of these currency exchange rate changes, where significant, is discussed in Item 7A.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar and Brazilian real, as compared to the U.S. dollar will result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

The Company measures the performance of its business segments using key operating statistics such as segment operating profit, return on fixed capital investment, return on invested capital, and return on equity.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand resulting from population growth, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2010 Compared to 2009

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Market expectations throughout most of fiscal 2010 for fewer global crop supply and demand imbalances, coupled with continuing uncertainty about short-term demand, led to generally lower and less volatile agricultural commodity market prices and conditions.  In addition, the late, extended U.S. harvest reduced profit opportunities.  North American oilseed exports and domestic crushing volumes were enhanced by the poor supply of 2009 crop year soybeans in South America.  Increased government mandates for the use of biodiesel in South America and Europe resulted in increased biodiesel demand and helped keep overall demand for refined and crude vegetable oil steady in these regions.  However, in North America, demand for vegetable oils remained weak due to low consumption of oils in the food service and biodiesel industries, in part due to the expiration of the biodiesel blending credit in the U.S. on January 1, 2010.  Soybean protein meal demand improved, particularly in Asia.  Market prices for corn decreased resulting in lower raw material costs for Corn Processing and decreased average selling prices for sweeteners and starches.  Lower energy, fuel and chemical costs per unit positively impacted the Company’s manufacturing costs.  More favorable ethanol blending economics together with increased ethanol merchandising activity resulted in increased demand, higher ethanol sales volumes, and improved margins.

Earnings before income taxes for 2010 include a credit of $42 million from the effect of changing commodity prices on LIFO inventory valuations, compared to a credit of $517 million in 2009.

Income taxes decreased $146 million due to a lower effective income tax rate, partially offset by higher pretax earnings.  Income taxes for 2009 included a $158 million charge resulting from the restructuring of a holding company in which the Company holds a portion of its equity investment in Wilmar.

Analysis of Statements of Earnings

Net sales and other operating income by segment are as follows:

	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$15,732	$15,579	$153
Refining, Packaging, Biodiesel & Other	7,136	8,760	(1,624)
Asia	190	179	11
Total Oilseeds Processing	23,058	24,518	(1,460)

Corn Processing
Sweeteners & Starches	3,333	3,785	(452)
Bioproducts	4,609	3,938	671
Total Corn Processing	7,942	7,723	219

Agricultural Services
Merchandising & Handling	25,273	31,342	(6,069)
Transportation	167	242	(75)
Total Agricultural Services	25,440	31,584	(6,144)

Other
Wheat, Cocoa & Malt	5,147	5,272	(125)
Financial	95	110	(15)
Total Other	5,242	5,382	(140)
Total	$61,682	$69,207	$(7,525)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income decreased 11% to $61.7 billion due principally to lower average selling prices in line with year-over-year declines in underlying commodity costs.  Oilseeds Processing sales decreased 6% to $23.1 billion, due principally to lower average selling prices for soybeans, protein meal, refined oil, and biodiesel partially offset by increased sales volumes of soybeans and fertilizer.  Corn Processing sales increased 3% to $7.9 billion primarily as a result of increased sales volumes of ethanol and lysine partially offset by lower average selling prices of ethanol, sweeteners, and starches.  Agricultural Services sales decreased 19% to $25.4 billion, due to lower average selling prices, in line with year-over-year declines in underlying commodity prices, and lower sales volumes.  Other sales decreased 3% to $5.2 billion, primarily due to lower average selling prices of wheat flour partially offset by increased wheat flour sales volumes and higher average selling prices and sales volumes for cocoa products.

Cost of products sold decreased 11% to $57.8 billion, due principally to decreased agricultural commodity costs including the impact of changes in LIFO inventory valuations which reduced cost of products sold by $42 million in 2010 compared to $517 million in 2009.  Manufacturing expenses decreased 1% or $60 million, primarily due to lower energy, chemical and fuel costs partially offset by higher employee-related costs and a $124 million increase in depreciation and amortization expense.  In 2010, manufacturing expenses included additional costs associated with the Company’s new greenfield plants.

Selling, general and administrative expenses decreased 1% to $1.4 billion, due principally to decreased provisions for doubtful accounts partially offset by increased expenses for legal, professional, and commercial services.

Other (income) expense - net improved $317 million primarily due to increased equity earnings of unconsolidated affiliates of $416 million, and decreased expense for the elimination of after-tax mandatorily redeemable interests in consolidated subsidiaries.  These increases were partially offset by pre-tax charges of $75 million related to the early extinguishment of debt and $59 million for unrealized losses on interest rate swaps (for more information see Note 8 in Item 8, Financial Statements and Supplementary Data).  Equity earnings of unconsolidated affiliates in 2009 included a non-cash charge of $275 million related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V.

Income taxes decreased $146 million due to a lower effective income tax rate partially offset by higher pretax earnings.  The Company’s effective income tax rate during 2010 was 25.8%.  In 2009, the effective income tax rate was 32.5% which included $158 million of income tax charges related to the partial restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar.  Excluding these Wilmar charges, the Company’s effective income tax rate for 2009 was 26.2%.  For more information concerning Wilmar tax matters see Note 12 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$818	$767	$51
Refining, Packaging, Biodiesel & Other	291	265	26
Asia	291	248	43
Total Oilseeds Processing	1,400	1,280	120

Corn Processing
Sweeteners & Starches	529	500	29
Bioproducts	193	(315)	508
Total Corn Processing	722	185	537

Agricultural Services
Merchandising & Handling	583	832	(249)
Transportation	85	162	(77)
Total Agricultural Services	668	994	(326)

Other
Wheat, Cocoa & Malt	403	51	352
Financial	46	(57)	103
Total Other	449	(6)	455
Total Segment Operating Profit	3,239	2,453	786
Corporate (see below)	(654)	47	(701)
Earnings Before Income Taxes	$2,585	$2,500	$85

Corporate results are as follows:

	2010	2009	Change
	(In millions)

LIFO credit	$42	$517	$(475)
Unallocated interest expense - net	(283)	(192)	(91)
Unallocated corporate costs	(266)	(252)	(14)
Charges on early extinguishment of debt	(75)	–	(75)
Unrealized losses on interest rate swaps	(59)	–	(59)
Other	(13)	(26)	13
Total Corporate	$(654)	$47	$(701)

Oilseeds Processing operating profit increased 9% to $1.4 billion.  Crushing and origination results increased $51 million due to higher North American soybean crushing margins and favorable soft seed commodity positioning partially offset by lower soybean crushing margins in Europe and South America.  Refining, packaging, biodiesel and other operating profit increased $26 million due primarily to higher South American biodiesel results and improved margins in Europe.  Oilseeds processing results in Asia increased $43 million to $291 million due principally to improved equity earnings of Wilmar.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $537 million to $722 million.  Bioproducts operating profit increased $508 million due to improved ethanol and lysine sales volumes and improved ethanol margins resulting from lower net corn costs and decreased manufacturing costs.  Ethanol sales volumes increased due to favorable gasoline blending economics and increased merchandising activity.  Sweeteners and starches operating profit increased $29 million due to lower net corn and manufacturing costs due principally to lower energy and chemical prices.  These lower manufacturing costs were partially offset by lower average selling prices.

Agricultural Services operating profit decreased $326 million to $668 million.  Merchandising and handling results decreased $249 million.  Enhanced volume and margin opportunities created by last year’s volatile commodity markets and tight credit markets did not recur.  Volumes and margins in 2010 benefited from strong demand for U.S. soybean exports following the short South American 2009 crop.  Transportation results decreased $77 million due to lower barge freight rates and decreased barge utilization levels resulting from weaker U.S. economic conditions and the late, extended North American harvest.

Other operating profit increased $455 million to $449 million.  Wheat, cocoa and malt operating profit increased $352 million due to improved equity earnings from the Company’s investment in Gruma, improved wheat milling margins, and improved cocoa processing results.  Financial operating profit increased $103 million due primarily to the absence of losses experienced last year from managed fund investments and captive insurance operations.

Corporate results decreased $701 million.  The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $42 million for the year ended June 30, 2010, compared to a credit of $517 million for the year ended June 30, 2009.  Unallocated interest expense – net increased $91 million reflecting a reduction in corporate interest income caused by lower short-term interest rates and lower working capital requirements of the operating segments.  In January 2010, the Company repurchased $500 million of long-term debt which generated a $75 million pretax charge on early extinguishment of debt.  In connection with a debt remarketing planned for 2011, the Company entered into interest rate swaps to fix the interest rate on a portion of the planned remarketing which resulted in $59 million of unrealized losses on interest rate swaps.

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

Income taxes for 2009 include charges of $158 million resulting from the restructuring of a holding company in which the Company holds a portion of its equity investment in Wilmar.

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

Net sales and other operating income by segment are as follows:

	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$15,579	$14,477	$1,102
Refining, Packaging, Biodiesel & Other	8,760	8,588	172
Asia	179	214	(35)
Total Oilseeds Processing	24,518	23,279	1,239

Corn Processing
Sweeteners & Starches	3,785	3,546	239
Bioproducts	3,938	3,591	347
Total Corn Processing	7,723	7,137	586

Agricultural Services
Merchandising & Handling	31,342	33,749	(2,407)
Transportation	242	219	23
Total Agricultural Services	31,584	33,968	(2,384)

Other
Wheat, Cocoa & Malt	5,272	5,335	(63)
Financial	110	97	13
Total Other	5,382	5,432	(50)
Total	$69,207	$69,816	$(609)

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

Other (income) expense – net decreased $348 million primarily due to decreased results from equity earnings of unconsolidated affiliates of $270 million, and decreased investment income.  Equity earnings in unconsolidated affiliates included a non-cash charge of $275 million of foreign exchange derivative losses incurred by the Company’s equity investee, Gruma S.A.B. de C.V.

Operating profit by segment is as follows:

	2009	2008	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$767	$727	$40
Refining, Packaging, Biodiesel & Other	265	181	84
Asia	248	132	116
Total Oilseeds Processing	1,280	1,040	240

Corn Processing
Sweeteners & Starches	500	557	(57)
Bioproducts	(315)	404	(719)
Total Corn Processing	185	961	(776)

Agricultural Services
Merchandising & Handling	832	873	(41)
Transportation	162	144	18
Total Agricultural Services	994	1,017	(23)

Other
Wheat, Cocoa & Malt	51	217	(166)
Financial	(57)	206	(263)
Total Other	(6)	423	(429)
Total Segment Operating Profit	2,453	3,441	(988)
Corporate (see below)	47	(847)	894
Earnings Before Income Taxes	$2,500	$2,594	$(94)

Corporate results are as follows:

	2009	2008	Change
	(In millions)

LIFO credit (charge)	$517	$(569)	$1,086
Interest expense (income) - net	(192)	49	(241)
Corporate costs	(252)	(262)	10
Other	(26)	(65)	39
Total Corporate	$47	$(847)	$894

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased 23% to $1.3 billion.  Crushing and origination results increased $40 million. Improved global crushing margins were partially offset by lower fertilizer sales volumes and margins and lower North American crushing volumes due to decreased demand for vegetable oil and protein meal.  Refining, packaging, biodiesel and other results increased $84 million due principally to higher biodiesel sales volumes in South America and increased average margins for value-added products.  2008 results for refining, packaging, biodiesel and other included asset abandonment charges of $27 million.  Asia results increased $116 million due principally to the Company’s share in improved operating results of Wilmar.

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

Other operating profits decreased 101% to a loss of $6 million.  Wheat, cocoa, and malt processing operating profit decreased $166 million for the year primarily due to equity losses from the Company’s investment in Gruma, partially offset by improved cocoa and wheat processing margins.  Financial operating profit decreased $263 million due to losses on managed fund investments compared to gains for the year ended June 30, 2008, increased captive insurance loss provisions and decreased interest income and lower marketable security gains of the Company’s brokerage service business.

Corporate results increased $894 million to $47 million, primarily due to the effects of changing commodity prices on LIFO inventory valuations which resulted in credits of $517 million for the year ended June 30, 2009, compared to $569 million of LIFO charges for the year ended June 30, 2008.  Unallocated interest expense increased $241 million primarily due to higher long-term debt interest expense and decreased interest income.  Corporate interest income decreased due to lower short-term interest rates and lower working capital requirements of the operating segments.

The Company’s effective tax rate during 2009 was 32.5% compared to 31.1% during 2008.  Income taxes increased $4 million.  Lower pre-tax earnings and positive impacts from favorable changes in geographic mix of earnings, currency translation impacts in South America, lower tax rates in certain foreign jurisdictions, and return to provision adjustments, were offset by charges of $158 million resulting from the restructuring of a holding company in which the Company holds a portion of its equity investment in Wilmar.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations.  In addition, the Company maintains a commercial paper borrowing facility and has access to equity and debt capital from public and private sources in both domestic and international markets.

At June 30, 2010, the Company had $1.4 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.1 to 1.  Included in working capital is $4.9 billion of readily marketable commodity inventories.  Cash generated by operating activities decreased to $2.7 billion for the year compared to $5.3 billion last year due primarily to a $3.1 billion decrease in 2009 working capital requirements related to lower agricultural commodity market prices.  Cash used in investing activities was $1.7 billion compared to $1.9 billion last year.  Cash used in financing activities was $1.0 billion for the year compared to $3.2 billion last year due principally to a decrease in repayments of commercial paper borrowings partially offset by the repurchase of $500 million of long-term debt.

At June 30, 2010, the Company’s capital resources included net worth of $14.6 billion and lines of credit totaling $6.0 billion, of which $5.7 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 32% at June 30, 2010 and 36% at June 30, 2009.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at June 30, 2010.

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of June 30, 2010, none of the conditions permitting conversion of these notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  As of June 30, 2010, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

In June 2008, the Company issued $1.75 billion of debentures as a component of Equity Units (see Note 8 in Item 8).  The debentures will be remarketed in 2011.  The Equity Units are a combination of debt and forward contracts for the holder to purchase the Company’s common stock.  Each purchase contract obligates the holder to purchase from the Company, no later than June 1, 2011, for a price of $50 in cash, a certain number of shares, ranging from 1.0453 shares to 1.2544 shares, of the Company’s common stock, based on a formula established in the contract.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of June 30, 2010.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $84 million as at June 30, 2010, due to uncertainty of the timing of deductibility.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
Contractual	Item 8 Note		Less than	1 - 3	3 – 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$9,949	$9,508	$417	$6	$18
Energy		498	284	137	31	46
Other		409	143	208	56	2
Total purchases		10,856	9,935	762	93	66

Short-term debt		374	374	–	–	–
Long-term debt	Note 8	7,174	344	428	1,076	5,326
Estimated interest payments		7,928	381	700	636	6,211
Operating leases	Note 13	1,381	235	371	333	442
Estimated pension and other postretirement plan contributions (1)	Note 14	150	45	17	21	67
Total		$27,863	$11,314	$2,278	$2,159	$12,112

(1) The Company is unable to estimate the amount of pension contributions beyond fiscal year 2011.  For more information concerning the Company’s pension and other postretirement plans, see Note 14 in Item 8.

At June 30, 2010, the Company estimates it will spend approximately $1.5 billion through calendar year 2013 to complete currently approved capital projects which are not included in the table above.  The Company also has outstanding letters of credit and surety bonds of $459 million at June 30, 2010.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2010, these contingent obligations totaled approximately $131 million.  Amounts outstanding for the primary entity under these contingent obligations were $74 million at June 30, 2010.

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

Income Taxes

The Company frequently faces challenges from domestic and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As an example, a subsidiary of the Company received a tax assessment in the amount of $456 million (subject to variation in currency exchange rates) consisting of  tax, penalty, and interest from the Brazilian Federal Revenue Service challenging the deductibility of commodity hedging losses incurred by the Company in 2004.  The Company evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize the tax benefits of these deductions (See Note 12 in Item 8 for additional information).  Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results.   Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. To the extent the Company were to favorably resolve matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.

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

Valuation of Marketable Securities and Investments in Affiliates

The Company classifies the majority of its marketable securities as available-for-sale and carries these securities at fair value.  The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  For publicly traded securities, the fair value of the Company’s investments is readily available based on quoted market prices.  For non-publicly traded securities, management’s assessment of fair value is based on valuation methodologies including discounted cash flows and estimates of sales proceeds.  In the event of a decline in fair value of an investment below carrying value, management is required to determine if the decline in fair value is other than temporary.  In evaluating the nature of a decline in the fair value of an investment, management considers the market conditions, trends of earnings, discounted cash flows, trading volumes, and other key measures of the investment as well as the Company’s ability and intent to hold the investment.  When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in the current period operating results to the extent of the decline. See Notes 5 and 6 in Item 8 for information regarding the Company’s marketable securities and investments in affiliates. If management used different estimates and assumptions in its evaluation of these marketable securities, then the Company could recognize different amounts of expense over future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, disease, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and exchange-traded and over-the-counter options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts.  The Company will also use exchange-traded futures and exchange-traded and over-the-counter options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets. In addition, the Company, from time-to-time, enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or net sales and other operating income in the statement of earnings when the hedged item is recognized.

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

	2010		2009
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$429	$43	$845	$85
Lowest position	(667)	(67)	(1,342)	(134)
Average position	(190)	(19)	(392)	(39)

The change in fair value of the average position for 2010 compared to 2009 was principally the result of changes in average quantities underlying the daily net commodity position.

Currencies

The Company conducts its business in over 60 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  In order to reduce the risks associated with foreign currency exchange rate fluctuations, except for amounts permanently invested as described below, the Company follows a policy of entering into currency exchange contracts to mitigate its foreign currency risk related to transactions denominated in a currency other than the functional currencies applicable to each of its various entities, primarily the Euro, British pound, Canadian dollar, and Brazilian real.  The instruments used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $6.4 billion at June 30, 2010, and $6.6 billion at June 30, 2009.  This decrease is due to the depreciation of foreign currencies versus the U.S. dollar partially offset by an increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $639 million and $664 million for 2010 and 2009, respectively.  Actual results may differ.

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

	2010	2009
	(In millions)
Fair value of long-term debt	$7,700	$8,103
Excess of fair value over carrying value	870	511
Market risk	289	310

The decrease in fair value of long-term debt in 2010 resulted principally from the repurchase of $500 million in aggregate principal amount of the Company’s outstanding debentures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer Daniels Midland Company

Consolidated Statements of Earnings

	Year Ended June 30
	2010	2009	2008
	(In millions, except per share amounts)

Net sales and other operating income	$61,682	$69,207	$69,816
Cost of products sold	57,839	65,118	65,974
Gross Profit	3,843	4,089	3,842

Selling, general and administrative expenses	1,398	1,412	1,419
Other (income) expense - net	(140)	177	(171)
Earnings Before Income Taxes	2,585	2,500	2,594

Income taxes	666	812	808
Net Earnings Including Noncontrolling Interests	1,919	1,688	1,786

Less: Net earnings (losses) attributable to noncontrolling interests	(11)	4	6

Net Earnings Attributable to Controlling Interests	$1,930	$1,684	$1,780

Average number of shares outstanding – basic	643	643	644

Average number of shares outstanding – diluted	644	644	646

Basic earnings per common share	$3.00	$2.62	$2.76

Diluted earnings per common share	$3.00	$2.62	$2.75

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Balance Sheets

	June 30
	2010	2009
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,046	$1,055
Short-term marketable securities	394	500
Segregated cash and investments	2,337	2,430
Receivables	6,122	7,311
Inventories	7,611	7,782
Other assets	624	330
Total Current Assets	18,134	19,408

Investments and Other Assets
Investments in and advances to affiliates	2,799	2,459
Long-term marketable securities	678	626
Goodwill	523	532
Other assets	702	607
Total Investments and Other Assets	4,702	4,224

Property, Plant, and Equipment
Land	277	240
Buildings	4,008	3,304
Machinery and equipment	15,107	13,052
Construction in progress	612	2,245
	20,004	18,841
Accumulated depreciation	(11,292)	(10,891)
Net Property, Plant, and Equipment	8,712	7,950
Total Assets	$31,548	$31,582

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$374	$356
Accounts payable	5,538	5,786
Accrued expenses	2,317	2,695
Current maturities of long-term debt	344	48
Total Current Liabilities	8,573	8,885

Long-Term Liabilities
Long-term debt	6,830	7,592
Deferred income taxes	439	308
Other	1,075	1,144
Total Long-Term Liabilities	8,344	9,044

Shareholders’ Equity
Common stock	5,151	5,204
Reinvested earnings	10,357	8,778
Accumulated other comprehensive income (loss)	(899)	(355)
Noncontrolling interests	22	26
Total Shareholders’ Equity	14,631	13,653
Total Liabilities and Shareholders’ Equity	$31,548	$31,582

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2010	2009	2008
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,919	$1,688	$1,786
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	912	780	767
Asset abandonments and impairments	9	13	32
Deferred income taxes	30	20	(142)
(Gain) loss on sales of marketable securities	6	4	(38)
(Gain) loss on sale or exchange of unconsolidated affiliates	(15)	11	(8)
Gain on sale of businesses	–	(24)	(8)
Equity in (earnings) losses of affiliates, net of dividends	(326)	54	(283)
Stock compensation expense	45	65	70
Stock contributed to employee benefit plans	–	18	29
Pension and postretirement accruals (contributions), net	(110)	(161)	36
Charges on early extinguishment of debt	75	–	–
Deferred cash flow hedges	49	(235)	161
Other – net	84	26	164
Changes in operating assets and liabilities
Segregated cash and investments	74	(426)	(614)
Receivables	740	3,680	(4,781)
Inventories	(144)	1,899	(3,736)
Other assets	(211)	152	(174)
Accounts payable and accrued expenses	(453)	(2,223)	3,535
Total Operating Activities	2,684	5,341	(3,204)

Investing Activities
Purchases of property, plant, and equipment	(1,607)	(1,898)	(1,779)
Proceeds from sales of property, plant, and equipment	35	65	52
Proceeds from sale of businesses	–	258	11
Net assets of businesses acquired	(62)	(198)	(13)
Investments in and advances to affiliates	(146)	(15)	(32)
Distributions from affiliates, excluding dividends	57	11	54
Purchases of marketable securities	(1,387)	(2,402)	(1,405)
Proceeds from sales of marketable securities	1,454	2,312	1,222
Other – net	(9)	(4)	(5)
Total Investing Activities	(1,665)	(1,871)	(1,895)

Financing Activities
Long-term debt borrowings	27	125	3,095
Long-term debt payments	(552)	(24)	(69)
Debt repurchase premium and costs	(71)	–	–
Net borrowings (payments) under line of credit agreements	29	(2,890)	2,574
Purchases of treasury stock	(100)	(100)	(61)
Cash dividends	(372)	(347)	(316)
Other – net	11	11	23
Total Financing Activities	(1,028)	(3,225)	5,246

Increase (decrease) in cash and cash equivalents	(9)	245	147
Cash and cash equivalents – beginning of year	1,055	810	663
Cash and cash equivalents – end of year	$1,046	$1,055	$810

See notes to consolidated financial statements.

Archer Daniels Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In Millions)

Balance June 30, 2007	643	$5,272	$5,974	$181	$19	$11,446

Comprehensive income
Net earnings			1,780		6
Other comprehensive income				776
Total comprehensive income						2,562
Cash dividends paid-$.49 per share			(316)			(316)
Treasury stock purchases	(2)	(61)				(61)
Forward contract component of equity units		(110)				(110)
Stock compensation expense		70				70
Other	3	50	25			75
Balance June 30, 2008	644	5,221	7,463	957	25	13,666

Comprehensive income
Net earnings			1,684		4
Other comprehensive income (loss)				(1,312)
Total comprehensive income						376
Cash dividends paid-$.54 per share			(347)			(347)
Treasury stock purchases	(4)	(100)				(100)
Pension plan measurement date adjustment, net of tax			(21)			(21)
Stock compensation expense		65				65
Other	2	18	(1)		(3)	14
Balance June 30, 2009	642	5,204	8,778	(355)	26	13,653

Comprehensive income
Net earnings			1,930		(11)
Other comprehensive income (loss)				(544)
Total comprehensive income						1,375
Cash dividends paid-$.58 per share			(372)			(372)
Treasury stock purchases	(4)	(100)				(100)
Stock compensation expense		45				45
Other	1	2	21		7	30
Balance June 30, 2010	639	$5,151	$10,357	$(899)	$22	$14,631

See notes to consolidated financial statements.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2010, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain majority-owned subsidiaries are included using the most recent available financial statements.  In each case the financial statements are within 93 days of the Company’s year end and are consistent from period to period.  The Company evaluates and consolidates, where appropriate, its less than majority-owned investments pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain items in prior years’ consolidated statements of cash flows have been reclassified to conform to the current year’s presentation with no impact to total cash provided by (used in) operating, investing, or financing activities.  In addition, certain items in prior years’ consolidated statements of shareholders’ equity have been reclassified to conform to the current year’s presentation.

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

Receivables

The Company records trade accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts, $97 million and $103 million at June 30, 2010 and 2009, respectively, to reflect any loss anticipated on the trade accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.

Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company controls its exposure to counter party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s trade receivables.  Trade accounts receivable due from unconsolidated affiliates as of June 30, 2010 and 2009 was $304 million and $301 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, except for certain designated securities which are classified as trading securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.  The Company monitors its investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other-than-temporary.  Unrealized gains and losses related to trading securities are included in income on a current basis.  The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings.  The Company considers marketable securities maturing in less than one year as short-term.  All other marketable securities are classified as long-term.

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

Asset Abandonments and Write-Downs

The Company recorded a $9 million, a $13 million, and a $32 million charge in cost of products sold during 2010, 2009, and 2008, respectively, principally related to the abandonment and write-down to fair value of certain long-lived assets.  The majority of these assets were idle or related to underperforming product lines and the decision to abandon or write-down was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.  Net sales to unconsolidated affiliates during 2010, 2009, and 2008 were $8.4 billion, $7.3 billion, and $8.5 billion, respectively.

Stock Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.  The Company’s share-based compensation plans provide for the granting of restricted stock, restricted stock units, performance stock units, and stock options.  The fair values of stock options and performance stock units are estimated at the date of grant using the Black-Scholes option valuation model and a lattice valuation model, respectively.  These valuation models require the input of highly subjective assumptions.  Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related share-based compensation award.

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred were $56 million, $50 million, and $49 million for the years ended June 30, 2010, 2009, and 2008, respectively.

Per Share Data

Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of common shares outstanding is increased by common stock options outstanding with exercise prices lower than the average market price of common shares using the treasury share method.  During 2010, 2009, and 2008, diluted average shares outstanding included incremental shares related to outstanding common stock options of 1 million, 1 million, and 2 million, respectively.

As further described in Note 8, certain potentially dilutive securities were excluded from the diluted average shares calculation because their impact was anti-dilutive.

New Accounting Standards

On July 1, 2009, the Company adopted FASB amended guidance in ASC Topic 805, Business Combinations, which changes the financial accounting and reporting of business combination transactions. The guidance was applied prospectively to business combinations completed on or after the adoption date. This amended guidance requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. The amended guidance also includes requirements relating to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes a model to account for certain pre-acquisition contingencies. Under the amended guidance, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer should follow the recognition criteria in ASC Topic 450, Contingencies. There was no material effect on the Company’s consolidated financial statements as a result of the adoption of this amended guidance.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

On July 1, 2009, the Company adopted the amended guidance in ASC Topic 470-20, Debt with Conversion and Other Options, which specifies that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between the debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The equity component reflects the fair value of the conversion feature of the notes at adoption.  The amended guidance was retrospectively applied to the Company’s $1.15 billion, 0.875% Convertible Series Notes for all periods presented as further described in Note 8.

On July 1, 2009, the Company adopted amended guidance in ASC Topic 810, Consolidation, pertaining to the accounting and reporting of noncontrolling interests in financial statements. The amended guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As required by the amended guidance, the Company retrospectively applied the guidance to all periods presented.  The net earnings attributable to noncontrolling interests is now presented as a separate line item on the consolidated statements of earnings.  In addition, the Company consolidates certain subsidiaries which are associated with mandatorily redeemable instruments outside of the Company’s control.  In accordance with guidance contained in SEC Accounting Series Release 268, Redeemable Preferred Stock and ASC Topic 480, Distinguishing Liabilities from Equity, noncontrolling interests which are associated with mandatorily redeemable instruments outside of the Company’s control have been classified as other long term liabilities.  The income or loss attributable to the mandatorily redeemable interests in consolidated subsidiaries adjusts the redeemable value of the redeemable instruments and is included in Other (income) expense - net.

On July 1, 2009, the Company adopted the amended guidance in ASC Topic 260, Earnings per Share,  which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. It also clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities, thus requiring the issuing entity to apply the two-class method of computing basic and diluted EPS. There was no material effect on the Company’s consolidated financial statements as a result of the adoption of this amended guidance.

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

Effective March 31, 2010, the Company adopted the first phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose the amounts and reasons for significant transfers between Levels 1 and 2 in the fair value hierarchy as well as reasons for any transfers in or out of Level 3.  The amended guidance also requires the Company to provide fair value measurement disclosures for each class of assets and liabilities and disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The adoption of this amendment requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results.

Effective June 30, 2010, the Company adopted the amended guidance in ASC Topic 715, Compensation – Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results.

Effective July 1, 2010, the Company will be required to adopt the amended guidance in ASC Topic 810, Consolidations, which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company does not expect a material effect on its consolidated financial statements as a result of the adoption of this amended guidance.

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

Effective October 1, 2010 and January 1, 2011, the Company will be required to adopt the amended guidance in ASC Topic 310, Receivables, which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables (excluding trade receivables), and its allowances for credit losses.  The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications.  A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position.  The Company has not yet assessed the impact of this amended guidance on its consolidated financial statements.

Note 2.	Acquisitions

The Company’s 2010 acquisitions were accounted for as purchases in accordance with ASC Topic 805, Business Combinations as amended.  The Company’s 2009 and 2008 acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141.  Tangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.  Operating results of these acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s operating results.

2010 Acquisitions

During 2010, the Company acquired two businesses for a total cost of $62 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The preliminary purchase price allocations resulted in goodwill of $3 million.  The purchase price of $62 million was allocated to current assets, property, plant and equipment, and other long-term assets for $2 million, $57 million, and $3 million, respectively.

2009 Acquisitions

During 2009, the Company acquired ten businesses for a total cost of $198 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The preliminary purchase price allocations resulted in goodwill of $31 million.  The purchase price of $198 million was allocated to current assets, property, plant and equipment, other long-term assets, and liabilities for $176 million, $82 million, $111 million, and $171 million, respectively.  The final valuations resulted in a $13 million reduction in the cost of one acquisition and a corresponding decrease in the amount previously allocated to current assets.  The finalization of purchase price allocations related to these acquisitions resulted in a $7 million increase in goodwill and a corresponding decrease in other long-term assets.

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

The Company determines the fair value of certain of its inventories of agricultural commodities, derivative contracts, and marketable securities based on the fair value definition and hierarchy levels established in the guidance of ASC Topic 820, Fair Value Measurements and Disclosures.  Three levels are established within the hierarchy that may be used to measure fair value:

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.  For the period ended June 30, 2010, the Company had no transfers between Levels 1 and 2.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and 2009.

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,774	$458	$4,232
Unrealized derivative gains
Commodity contracts	777	1,883	69	2,729
Foreign exchange contracts	162	38	–	200
Marketable securities	1,067	543	–	1,610
Total Assets	$2,006	$6,238	$527	$8,771
Liabilities:
Unrealized derivative losses
Commodity contracts	$937	$2,161	$56	$3,154
Foreign exchange contracts	184	82	–	266
Interest rate contracts	–	26	–	26
Inventory-related payables	–	207	31	238
Total Liabilities	$1,121	$2,476	$87	$3,684

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,081	$488	$4,569
Unrealized derivative gains
Commodity contracts	742	962	82	1,786
Foreign exchange contracts	–	46	–	46
Interest rate contracts	–	10	–	10
Marketable securities	921	606	–	1,527
Total Assets	$1,663	$5,705	$570	$7,938

Liabilities:
Unrealized derivative losses
Commodity contracts	$972	$1,084	$84	$2,140
Foreign exchange contracts	–	40	–	40
Inventory-related payables	–	245	20	265
Total Liabilities	$972	$1,369	$104	$2,445

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations, or market transactions in either listed or over-the-counter (OTC) markets.  In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a significant component of the fair value amount.  In such cases, the inventory is classified in Level 3.  Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of a contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3.  Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense–net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income until the hedged items are recorded in earnings or the hedged transaction is no longer probable to occur.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified in Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended June 30, 2010 and 2009.

	Level 3 Fair Value Measurements at June 30, 2010
	Inventories Carried at Market, Net	Commodity Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2009	$468	$(2)	$466
Total gains (losses), realized or unrealized, included in earnings before income taxes*	7	30	37
Purchases, issuances and settlements	(29)	(26)	(55)
Transfers in and/or out of Level 3	(19)	11	(8)
Ending balance, June 30, 2010	$427	$13	$440

* Includes gains of $6 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at June 30, 2010.

	Level 3 Fair Value Measurements at June 30, 2009
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

	2010	2009
	(In millions)
LIFO inventories
FIFO value	$646	$745
LIFO valuation reserve	(225)	(267)
LIFO inventories carrying value	421	478
FIFO inventories	2,958	2,735
Market inventories	4,232	4,569
	$7,611	$7,782

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company has certain derivatives designated as cash flow hedges.  Within Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives by the Company are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheet as receivables and accrued expenses, respectively.

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  These gains will remain in AOCI until the hedged transactions occur or it is probable the hedged transaction will not occur.  During the fourth quarter of 2010, the Company recognized $59 million of before-tax losses in earnings from these interest rate swaps.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2010 and 2009.

	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$200	$266	$46	$39
Interest Contracts	–	26	–	–
Commodity Contracts	2,727	3,152	1,781	2,139
Total	$2,927	$3,444	$1,827	$2,178

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

Twelve months ended June 30,
2010
(In millions)

Interest Contracts
Other income (expense) – net	$(57)

FX Contracts
Net sales and other operating income	$0
Cost of products sold	61
Other income (expense) - net	(42)

Commodity Contracts
Cost of products sold	$242
Total gain (loss) recognized in earnings	$204

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, or cost of products sold.  As of June 30, 2010, the Company has $5 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in the statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 21% and 100% of its monthly anticipated grind.  At June 30, 2010, the Company has hedged portions of its anticipated monthly purchases of corn over the next 8 months, ranging from 1% to 13% of its anticipated monthly grind.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 47% and 77% of the quantity of its anticipated monthly natural gas purchases.  At June 30, 2010, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 12 months, ranging from 37% to 58% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of June 30, 2010 was immaterial.

The Company is using treasury lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of debentures.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  At June 30, 2010, AOCI included $25 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The Company will recognize the $25 million of gains in its consolidated statement of earnings over the terms of the hedged items or when it is probable the hedged transactions will not occur.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2010 and 2009.

	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Interest Contracts	$0	$0	$10	$0
Commodity Contracts	2	2	5	2
Total	$2	$2	$15	$2

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

	Consolidated Statement of Earnings Location	Twelve months ended June 30, 2010
		(In millions)
FX Contracts
Effective amount recognized in earnings	Other (income) expense – net	$(1)
Interest Contracts
Effective amount recognized in earnings	Other (income) expense – net	0
Commodity Contracts
Effective amount recognized in earnings	Cost of products sold	(85)
	Net sales and other operating income	0
Ineffective amount recognized in earnings	Cost of products sold	(55)
Total amount recognized in earnings		$(141)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2010
United States government obligations
Maturity less than 1 year	$395	$–	$–	$395
Maturity 1 to 5 years	33	1	–	34
Government–sponsored enterprise obligations
Maturity less than 1 year	111	3	–	114
Maturity 1 to 5 years	122	4	–	126
Maturity 5 to 10 years	232	9	–	241
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	46	2	–	48
Other debt securities
Maturity less than 1 year	659	–	–	659
Maturity 5 to 10 years	2	–	–	2
Maturity greater than 10 years	6	–	–	6
Equity securities
Available-for-sale	54	48	(15)	87
Trading	20	–	–	20
	$1,690	$67	$(15)	$1,742

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2009
United States government obligations
Maturity less than 1 year	$645	$–	$–	$645
Maturity 1 to 5 years	29	1	–	30
Government–sponsored enterprise obligations
Maturity less than 1 year	8	–	–	8
Maturity 1 to 5 years	59	2	–	61
Maturity 5 to 10 years	104	1	(1)	104
Maturity greater than 10 years	268	6	–	274
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	37	1	–	38
Other debt securities
Maturity less than 1 year	463	–	–	463
Maturity 5 to 10 years	6	–	–	6
Maturity greater than 10 years	16	–	(3)	13
Equity securities
Available-for-sale	69	33	(29)	73
Trading	19	–	–	19
	$1,733	$44	$(33)	$1,744

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

None of the $15 million in unrealized losses at June 30, 2010 arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for 12 months and longer is $15 million.  The $15 million in unrealized losses is associated with available-for-sale equity securities related to the Company’s investment in one security.  In June 2010, the Company recorded a $15 million other-than-temporary impairment related to an investment in an available-for-sale equity security, based on the Company’s assessment of underlying market conditions.  The Company does not intend to sell its impaired equity security, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investment before recovery of its amortized cost basis.

Note 6.	Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 16.4% share ownership in its equity investment in Wilmar.  The Company had 73 and 72 unconsolidated affiliates as of June 30, 2010 and 2009, respectively, located in North and South America, Africa, Europe, and Asia.  The following table summarizes the combined balance sheets as of June 30, 2010 and 2009, and the combined statements of earnings of the Company’s unconsolidated affiliates for each of the three years ended June 30, 2010, 2009, and 2008.

	2010	2009	2008
	(In millions)
Current assets	$18,495	$12,766
Non-current assets	16,315	19,403
Current liabilities	(12,967)	(8,646)
Non-current liabilities	(4,209)	(3,751)
Minority interests	(783)	(681)
Net assets	$16,851	$19,091

Net sales	$39,524	$41,205	$37,542
Gross profit	5,225	5,682	4,575
Net income	2,931	816	2,503

Undistributed earnings of the Company’s unconsolidated affiliates as of June 30, 2010, are $1.2 billion.  The Company has direct investments in two foreign equity method investees who have a carrying value of $1.5 billion as of June 30, 2010, and a market value of $3.3 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at August 20, 2010.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.	Investments in and Advances to Affiliates (Continued)

The Company provides credit facilities totaling $336 million to nine unconsolidated affiliates.  One facility matures December 31, 2011 and bears interest at the one month LIBOR rate.  This facility has an outstanding balance of $110 million as of June 30, 2010 that is included in other non-current assets in the accompanying consolidated balance sheet.  Two facilities have no outstanding balance while the other six credit facilities have outstanding balances of $17 million as of June 30, 2010, that are included in receivables in the accompanying consolidated balance sheet.

Note 7.	Goodwill

The Company accounts for its goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other.  Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company recorded a $6 million goodwill impairment charge during 2009.  There were no goodwill impairment charges recorded during 2010 and 2008.  The changes in goodwill during 2010 are related to acquisitions and foreign currency translation adjustments.  The carrying value of the Company’s other intangible assets is not material.

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2010			2009
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$8	$187	$195	$9	$186	$195
Corn Processing	85	7	92	77	7	84
Agricultural Services	46	1	47	44	1	45
Other	123	66	189	126	82	208
Total	$262	$261	$523	$256	$276	$532

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements

	2010	2009
	(In millions)

4.70% Debentures $1.75 billion face amount, due in 2041	$1,750	$1,750

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	982	942

5.45% Notes $700 million face amount, due in 2018	700	700

5.375% Debentures $600 million face amount, due in 2035	587	586

5.935% Debentures $500 million face amount, due in 2032	495	494

6.625% Debentures $298 million face amount, due in 2029	296	296

8.375% Debentures $295 million face amount, due in 2017	292	292

7.5% Debentures $282 million face amount, due in 2027(1)	281	341

6.95% Debentures $250 million face amount, due in 2097	246	246

7.0% Debentures $246 million face amount, due in 2031(2)	244	398

7.125% Debentures $243 million face amount, due in 2013	243	243

6.45% Debentures $215 million face amount, due in 2038(3)	215	498

6.75% Debentures $200 million face amount, due in 2027	197	197

5.87% Debentures $196 million face amount, due in 2010	191	177

8.125% Debentures $103 million face amount, due in 2012	103	103

8.875% Debentures $102 million face amount, due in 2011	102	102

Other	250	275
Total long-term debt including current maturities	7,174	7,640
Current maturities	(344)	(48)
Total long-term debt	$6,830	$7,592

(1) $343 million face amount in 2009
(2) $400 million face amount in 2009
(3) $500 million face amount in 2009

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

The Company will also pay the Equity Unit holder quarterly contract adjustment payments at a rate of 1.55% per year of the stated amount of $50 per Equity Unit, or $0.775 per year.  The present value of the future contract adjustment payments of $75 million, which is being paid over the three years from the date of issuance, was recorded as a reduction to shareholders’ equity.  The Company also recorded a $35 million decrease in shareholders’ equity for issuance costs related to the equity portion of the Equity Units.  The remaining issuance costs have been allocated to the debt and will be recognized in earnings over the life of the debt.

The forward purchase contracts issued in connection with the issuance of the debentures in June 2008, will be settled for the Company’s common stock on June 1, 2011.  Until settlement of the forward purchase contract, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of June 30, 2010, 2009 and 2008, the forward purchase contracts were not considered dilutive and therefore not included in the computation of diluted earnings per share.  Basic earnings per share will not be affected until the forward purchase contracts are settled and the holders thereof become stockholders.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements (Continued)

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on a conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.  In accordance with ASC Topic 470-20, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount is being amortized over the life of the Notes using the effective interest method. Discount amortization expense of $40 million, $39 million, and $37 million for 2010, 2009, and 2008, respectively, were included in interest expense related to the Notes.

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $300 million.  The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options.  In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million.  If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock.  The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.  The net cost of the purchased call options and warrant transactions of $130 million was recorded as a reduction of shareholders’ equity.

Upon closing of the sale of the Notes, $370 million of the net proceeds from the Note issuance and the proceeds from the warrant transactions were used to repurchase 10.3 million shares of the Company’s common stock under the Company’s stock repurchase program.

As of June 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2010, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2010, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

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

At June 30, 2010, the fair value of the Company’s long-term debt exceeded the carrying value by $870 million, as estimated by using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The aggregate maturities of long-term debt for the five years after June 30, 2010, are $344 million, $156 million, $272 million, $1.05 billion, and $25 million, respectively.

At June 30, 2010, the Company had pledged certain property, plant, and equipment with a carrying value of $344 million as security for certain long-term debt obligations.

At June 30, 2010, the Company had lines of credit totaling $6.0 billion, of which $5.7 billion were unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2010 and 2009, were 2.29% and 2.86%, respectively.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were no borrowings at June 30, 2010.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2010 and 2009, totaling $459 million and $398 million, respectively.

Note 9.	Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each without par value.  No preferred stock has been issued.  At June 30, 2010 and 2009, the Company had approximately 32.6 million and 30.0 million shares, respectively, in treasury.  Treasury stock of $838 million at June 30, 2010, and $765 million at June 30, 2009, is recorded at cost as a reduction of common stock.

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 1999 Incentive Compensation Plan, 2002 Incentive Compensation Plan and 2009 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over five to nine years, and expire ten years after the date of grant.

The Company’s 1999, 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria.  During 2010, 2009, and 2008, 1.0 million, 1.1 million, and 1.3 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At June 30, 2010, there were 30.9 million shares available for future grants pursuant to the 2009 plan.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Shareholders’ Equity (Continued)

Compensation expense for option grants, Restricted Stock Awards and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants, Restricted Stock Awards and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant.  Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during 2010, 2009, and 2008 was $45 million, $65 million, and $70 million, respectively.

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

	2010	2009	2008

Dividend yield	2%	2%	1%
Risk-free interest rate	2%	3%	5%
Stock volatility	32%	30%	30%
Average expected life (years)	8	8	8

A summary of option activity during 2010 is presented below:
	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)

Shares under option at June 30, 2009	10,709	$26.05
Granted	1,628	28.69
Exercised	(845)	16.90
Forfeited or expired	(232)	25.83
Shares under option at June 30, 2010	11,260	$27.12

Exercisable at June 30, 2010	4,735	$25.44

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2010, is 7 years and 6 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010, is $25 million and $40 million, respectively.  The weighted-average grant-date fair values of options granted during 2010, 2009, and 2008, were $8.50, $7.81, and $12.60 respectively.  The total intrinsic values of options exercised during 2010, 2009, and 2008, were $11 million, $17 million, and $34 million, respectively.  Cash proceeds received from options exercised during 2010, 2009, and 2008, were $11 million, $11 million, and $20 million, respectively.

At June 30, 2010, there was $24 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next five fiscal years are $11 million, $7 million, $4 million, $1 million, and $1 million, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Shareholders’ Equity (Continued)

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is estimated at the date of grant using a lattice valuation model.  The weighted-average grant-date fair values of awards granted during 2010 and 2009, were $26.55 and $26.03, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2010 is presented below:

	Restricted	Weighted Average
	Stock Awards and PSUs	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2009	3,413	$33.81
Granted	948	26.55
Vested	(1,028)	41.54
Forfeited	(65)	29.06
Non-vested at June 30, 2010	3,268	$29.36

At June 30, 2010 there was $16 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three fiscal years are $10 million, $5 million, and $1 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during 2010 was $30 million.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(In millions)

Balance at June 30, 2007	$402	$(6)	$(261)	$46	$181

Unrealized gains (losses)	624	126	121	(4)	867
(Gains) losses reclassified to earnings	–	13	23	(38)	(2)
Tax effect	–	(43)	(62)	16	(89)
Net of tax amount	624	96	82	(26)	776
Balance at June 30, 2008	1,026	90	(179)	20	957

Unrealized gains (losses)	(819)	(24)	(591)	(26)	(1,460)
(Gains) losses reclassified to earnings	–	(126)	8	6	(112)
Tax effect	–	47	206	7	260
Net of tax amount	(819)	(103)	(377)	(13)	(1,312)
Balance at June 30, 2009	207	(13)	(556)	7	(355)

Unrealized gains (losses)	(557)	46	(123)	37	(597)
(Gains) losses reclassified to earnings	–	24	41	6	71
Tax effect	–	(27)	25	(16)	(18)
Net of tax amount	(557)	43	(57)	27	(544)
Balance at June 30, 2010	$(350)	$30	$(613)	$34	$(899)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Other (Income) Expense – Net

	2010	2009	2008
	(In millions)

Interest expense	$422	$469	$513
Investment income	(126)	(181)	(269)
Loss on extinguishment of debt	75	–	–
Unrealized losses on interest rate swaps	59	–	–
Net (gain) loss on marketable securities transactions	6	6	(38)
Net (gain) loss on sale of unconsolidated affiliates	(15)	11	(9)
Net gain on sales of businesses	–	(24)	(8)
Equity in earnings of unconsolidated affiliates	(561)	(145)	(415)
Other – net	–	41	55
	$(140)	$177	$(171)

Interest expense is net of interest capitalized of $75 million, $95 million, and $52 million in 2010, 2009, and 2008, respectively.  The Company made interest payments of $453 million, $522 million, and $485 million in 2010, 2009, and 2008, respectively.  Realized gains on sales of available-for-sale marketable securities totaled $12 million, $17 million, and $39 million in 2010, 2009, and 2008, respectively.  Annual realized losses on sales of available-for-sale marketable securities were $3 million in 2010, $1 million in 2009, and $1 million in 2008.  Impairment losses on securities totaled $15 million and $22 million in 2010 and 2009, respectively.

Note 12.	Income Taxes

For financial reporting purposes, earnings before income taxes include the following components.

	2010	2009	2008
	(In millions)

United States	$1,453	$1,332	$1,409
Foreign	1,132	1,168	1,185
	$2,585	$2,500	$2,594

Significant components of income taxes are as follows:

	2010	2009	2008
	(In millions)
Current
Federal	$422	$626	$540
State	18	28	46
Foreign	195	139	363
Deferred
Federal	107	(4)	(63)
State	(4)	10	11
Foreign	(72)	13	(89)
	$666	$812	$808

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows.

	2010	2009
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$677	$599
Equity in earnings of affiliates	187	142
Inventories	33	64
Other	143	80
	$1,040	$885

Deferred tax assets
Pension and postretirement benefits	$358	$301
Stock compensation	59	59
Foreign tax credit carryforwards, net	34	27
Foreign tax loss carryforwards, net	97	4
State tax attributes, net	24	7
Other	120	170
	$692	$568

Net deferred tax liabilities	$348	$317
Current deferred tax assets (liabilities) included in other assets (accrued expenses)	91	(9)
Non-current deferred tax liabilities	$439	$308

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.3	1.0	1.3
Foreign earnings taxed at rates other than the U.S. statutory rate	(8.9)	(9.2)	(4.6)
WIHL Liquidation	0.5	6.6	–
Other	(1.1)	(0.9)	(0.6)
Effective rate	25.8%	32.5%	31.1%

The Company made income tax payments of $604 million, $1.0 billion and $859 million in 2010, 2009, and 2008, respectively.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

The Company has $135 million and $55 million of tax assets for net operating loss carry-forwards related to certain international subsidiaries at June 30, 2010 and 2009, respectively.  As of June 30, 2010, approximately $132 million of these assets have no expiration date, and the remaining $3 million expire at various times through fiscal 2019.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective international subsidiary for the year. The Company has recorded a valuation allowance of $38 million and $51 million against these tax assets at June 30, 2010 and 2009, respectively, due to the uncertainty of their realization.

The Company has $41 million and $38 million of tax assets related to excess foreign tax credits at June 30, 2010 and 2009, respectively, which begin to expire in fiscal 2013.  The Company has $50 million and $9 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards) net of federal benefit at June 30, 2010 and 2009, respectively, which will expire at various times through fiscal 2016. The Company has recorded a valuation allowance of $7 million against the excess foreign tax credits at June 30, 2010, due to the uncertainty of realization.  The Company has recorded a valuation allowance against the state income tax assets of $26 million net of federal benefit as of June 30, 2010.  As of June 30, 2009, the Company had an $11 million valuation allowance recorded related to the excess foreign tax credits and a $2 million valuation allowance related to state income tax attributes, due to the uncertainty of realization.

The Company remains subject to examination in the U.S. for the calendar tax years 2007, 2008 and 2009.

Undistributed earnings of the Company’s foreign subsidiaries and affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $6.6 billion at June 30, 2010, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

During 2009, approximately $158 million of income tax expense was incurred related to the Company’s investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  Through WIHL, ADMAP holds an indirect ownership interest in Wilmar.

Historically, the Company considered the retained earnings of its investment in ADMAP to be permanently reinvested outside the U.S.  Therefore, the Company provided no deferred tax liability associated with the undistributed earnings of this investment prior to the third quarter of 2009.   On February 3, 2009, the shareholders of WIHL approved a plan of voluntary liquidation which was followed by a partial liquidating distribution on April 1, 2009. Pursuant to this distribution, ADMAP received publicly traded shares of Wilmar that represented approximately 40% of the Wilmar shares indirectly held by WIHL.  The distribution caused the market value of  the Wilmar shares received to be subject to U.S. income tax as a deemed distribution from ADMAP to the Company.  Consequently, the Company concluded that a portion of its investment in ADMAP related to its investment in WIHL was not permanently reinvested.  Accordingly, the Company recorded approximately $97 million of income tax expense and deferred income tax liability in the third quarter of 2009 to reflect the book-tax basis difference of its investment in WIHL as of March 31, 2009.  On April 1, 2009, the income tax gain generated by the distribution of WIHL triggered additional U.S. income tax expense of approximately $61 million which was recorded in the Company’s fourth quarter 2009 and established a new tax basis in the U.S. for the Company’s WIHL investment.

In fiscal 2010, the liquidation process of WIHL was terminated, without any further liquidating distributions.  As a result of the formal termination proceedings in 2010, the Company recognized $12 million of additional income tax expense in 2010 related to the original 2009 deemed and liquidating distributions.  Previously, the Company has anticipated that the liquidation of WIHL could have resulted in additional income tax expense of approximately $590 million in the period that the liquidation would have occurred. As a result of the termination of the liquidation proceedings, we currently do not anticipate any further distributions which would result in additional income tax expense.  However, in the event that such distributions occur in the future, it could result in a material expense and payment of income taxes by the Company.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Income Taxes (Continued)

The Company accounts for its income tax positions under the provisions of ASC Topic 740, Income Taxes.  ASC Topic 740 prescribes a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.  This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.    The total amounts of unrecognized tax benefits at June 30, 2010 and 2009 are as follows:

	Unrecognized Tax Benefits
	2010	2009
	(in millions)

Beginning balance	$54	$55
Additions related to current years’ tax positions	31	–
Additions related to prior years’ tax positions	8	10
Reductions related to prior years’ tax positions	(7)	(9)
Settlements with tax authorities	(2)	(2)
Ending balance	$84	$54

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity, and timing differences for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The 2010 changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

The Company classifies interest on income tax related balances as interest expense or interest income and classifies tax-related penalties as selling, general and administrative expenses.  At June 30, 2010 and 2009, the Company had accrued interest and penalties on unrecognized tax benefits of $27 million and $22 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions through negotiations with relevant tax authorities or through litigation may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were required to be recognized by the Company at one time, there would be a positive impact of $53 million on the tax expense for that period.

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment in the amount of $456 million (subject to variation in currency exchange rates) consisting of tax, penalty, and interest, from the Brazilian Federal Revenue Service (“BFRS”) challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil.  In June 2010, ADM do Brasil was notified by the BFRS that tax years 2005, 2006, and 2007 would also be audited, but as yet, no additional assessments have been received for these years.  If the BFRS were to challenge commodity hedging deductions in all tax years still open to assessment (2005-2010), the Company estimates it could receive additional claims of approximately $160 million (as  of June 30, 2010 and subject to variation in currency exchange rates).

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

In January 2010, ADM do Brasil filed an appeal with the BFRS.  If ADM do Brasil is unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of significant additional payments of, and expense for, income tax and the associated interest and penalties.

The Company has evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense.  Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the BFRS.  The Company intends to vigorously defend its position against the current assessment and any similar assessments that may be issued for years subsequent to 2004.

Note 13.	Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases the majority of which expire at various dates through the year 2031. Rent expense for 2010, 2009, and 2008 was $241 million, $217 million, and $201 million, respectively. Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Rental Payments
Fiscal years	(In millions)

2011	$235
2012	189
2013	182
2014	156
2015	177
Thereafter	442
Total minimum lease payments	$1,381

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans

The Company provides substantially all domestic employees and employees at certain international subsidiaries with pension benefits.  Eligible domestic employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible domestic employees hired on or after January 1, 2009 and eligible salaried employees with less than five years of service prior to January 1, 2009 participate in a “cash balance” pension formula.  The Company provides eligible domestic employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).

The Company also maintains 401(k) plans covering substantially all domestic employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 17.2 million shares of Company common stock at June 30, 2010, with a market value of $443 million.  Cash dividends received on shares of Company common stock by these plans during the year ended June 30, 2010 were $10 million.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$58	$52	$68	$9	$7	$9
Interest cost	119	111	109	16	13	12
Expected return on plan assets	(117)	(113)	(121)	–	–	–
Curtailment/Plan settlements	–	–	–	–	(15)	–
Amortization of actuarial loss	31	2	17	5	1	2
Other amortization	6	6	5	(1)	(1)	(1)
Net periodic defined benefit plan expense	97	58	78	29	5	22
Defined contribution plans	40	35	31	–	–	–
Total retirement plan expense	$137	$93	$109	$29	$5	$22

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

The Company uses a June 30 measurement date for all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(In millions)		(In millions)
Benefit obligation, beginning	$2,012	$1,851	$256	$206
Service cost	58	52	9	7
Interest cost	119	111	16	13
Actuarial loss (gain)	271	160	(51)	48
Employee contributions	2	2	–	–
Settlements	–	(15)	–	(8)
Curtailments	(3)	–	–	–
Business Combinations	2	–	–	–
Plan measurement date adjustment	–	39	–	6
Benefits paid	(86)	(94)	(6)	(8)
Plan amendments	–	(2)	–	(8)
Foreign currency effects	(76)	(92)	–	–
Benefit obligation, ending	$2,299	$2,012	$224	$256

Fair value of plan assets, beginning	$1,427	$1,662	$–	$–
Actual return on plan assets	182	(283)	–	–
Employer contributions	249	217	6	8
Employee contributions	2	2	–	–
Settlements	–	(15)	–	–
Business Combinations	2	–	–	–
Plan measurement date adjustment	–	27	–	–
Benefits paid	(86)	(94)	(6)	(8)
Foreign currency effects	(55)	(89)	–	–
Fair value of plan assets, ending	$1,721	$1,427	$–	$–

Funded status	(578)	$(585)	(224)	$(256)

Prepaid benefit cost	$17	$17	$–	–
Accrued benefit liability – current	(13)	(13)	(7)	(8)
Accrued benefit liability – long-term	(582)	(589)	(217)	(248)
Net amount recognized in the balance sheet	$(578)	$(585)	$(224)	$(256)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for pension benefits at June 30, 2010, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $3 million, unrecognized prior service costs of $26 million and unrecognized actuarial losses of $906 million.  The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2011, is $5 million and $58 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2010, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $7 million and unrecognized actuarial losses of $21 million.  The prior service credit included in accumulated other comprehensive income and expected to be recognized in net periodic benefit costs during the fiscal year ended June 30, 2011, is $1 million.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	6.1%	6.5%	6.3%	6.8%
Expected return on plan assets	7.1%	7.2%	N/A	N/A
Rate of compensation increase	3.8%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.2%	6.1%	5.4%	6.8%
Rate of compensation increase	3.9%	3.8%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.2 billion, $2.0 billion, and $1.6 billion, respectively, as of June 30, 2010, and $1.9 billion, $1.7 billion, and $1.3 billion, respectively, as of June 30, 2009.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.1 billion, $1.9 billion, and $1.5 billion, respectively, as of June 30, 2010, and $1.6 billion, $1.5 billion, and $1.1 billion, respectively, as of June 30, 2009.  The accumulated benefit obligation for all pension plans as of June 30, 2010 and 2009, was $2.1 billion and $ 1.8 billion, respectively.

For postretirement benefit measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010.  The rate was assumed to decrease gradually to 5.0% for 2016 and remain at that level thereafter.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$3	$(3)
Effect on accumulated postretirement benefit obligations	$33	$(27)

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

Plan Assets

The Company’s employee benefit plan assets are principally comprised of the following types of investments:

ADM and other common stock:
Equity securities are valued based on quoted exchange prices and are classified within Level 1 of the valuation hierarchy.

Mutual funds:
Mutual funds are valued at the closing price reported on the active market on which they are traded and are classified within Level 1 of the valuation hierarchy.

Common collective trust (CCT) funds:
The fair values of the CCTs are based on the cumulative net asset value of their underlying investments. The investments in CCTs are comprised of international equity funds, a small cap U.S. equity fund, large cap U.S. equity funds, fixed income funds, and other funds.  The fund units are valued at NAV based on the closing market value of the units bought or sold as of the valuation date and are classified in Level 2 of the fair value hierarchy. The CCTs seek primarily to provide investment results approximating the aggregate price, dividend performance, total return, and income stream of underlying investments of the funds.  Issuances and redemptions of certain of the CCT investments may be restricted by date and/or amount.

Corporate debt instruments:
Corporate debt instruments are valued at the closing price reported on the active market on which they are traded and are classified within Level 2 of the valuation hierarchy.

U.S.  Treasury instruments:
U.S. Treasury instruments are valued at the closing price reported on the active market on which they are traded and are classified within Level 1 of the valuation hierarchy.

U.S. government agency, state, and local government bonds:
U.S. government agency obligations and state and municipal debt securities are valued using third-party pricing services and are classified within Level 2 of the valuation hierarchy.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants’ methods, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth, by level within the fair value hierarchy, the fair value of plan assets as of June 30, 2010.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
ADM common stock	$19	$–	$–	$19
U.S. companies	64	–	–	64
International companies	3	–	–	3
Equity mutual funds
Emerging markets	53	–	–	53
International	70	–	–	70
Large cap U.S.	230	–	–	230
Other	1	–	–	1
Common collective trust funds
International equity	–	365	–	365
Small cap U.S. equity	–	76	–	76
Large cap U.S. equity	–	52	–	52
Fixed income		252	–	252
Other		32	–	32
Debt instruments
Corporate bonds	–	383	–	383
U.S. Treasury instruments	84	–	–	84
U.S. government agency, state and local government bonds	–	16	–	16
Other	–	21	–	21
Total assets at fair value	$524	$1,197	$–	$1,721

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no associated gains or losses.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.	Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	20101, 2	2009

Equity securities	48%	48%
Debt securities	50%	46%
Other	2%	6%
Total	100%	100%

1
The Company’s U.S. pension plans contain approximately 66% of the Company’s global pension plan assets.  The target asset allocation for the Company’s U.S. pension plans consists of 60% equity securities and 40% debt securities.  The actual asset allocation for the U.S. pension plans as of the measurement date consists of 55% equity securities and 45% debt securities.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 33% equity securities, 65% debt securities, and 2% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

2
The Company’s pension plans held 0.7 million shares of Company common stock as of the measurement date, June 30, 2010, with a market value of $19 million.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended June 30, 2010, were $0.7 million.

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

The Company uses external consultants to assist in monitoring the investment strategy and asset mix for the Company’s plan assets.  To develop the Company’s expected long-term rate of return assumption on plan assets, the Company generally uses long-term historical return information for the targeted asset mix identified in asset and liability studies.  Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall investment markets.

Contributions and Expected Future Benefit Payments

The Company expects to contribute $38 million to the pension plans and $7 million to the postretirement benefit plan during 2011.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)

2011	$88	$7
2012	94	8
2013	100	9
2014	106	10
2015	112	11
2016 – 2020	664	67

Note 15.	Segment and Geographic Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by ASC Topic 280, Segment Reporting, and are classified as Other.

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.    Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities and transportation assets to buy, store, clean, and transport agricultural commodities and operates fertilizer blending facilities.  This segment also includes the Company’s share of the results of its equity method investment in Wilmar and its Golden Peanut Company LLC, Edible Oils Limited, and Stratas Foods, LLC joint ventures.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

The Company‘s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used for use in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also used by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal, as well as distillers grains, is produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company to beverage grade or for industrial use as ethanol.  In gasoline, ethanol increases octane and is used as an extender and oxygenate.  Amino acids, such as lysine and threonine, are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  The Corn Processing segment also produces, by fermentation, astaxanthin, a product used in aquaculture to enhance flesh coloration.  The Corn Processing segment produces citric and lactic acids, lactates, sorbitol, xanthan gum and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, and investments in renewable plastics.  This segment also includes the Company’s share of the results of its equity method investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

The Agricultural Services segment utilizes the Company’s extensive grain elevator and transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s agricultural processing operations and customers.  Agricultural Services’ transportation network capabilities include ground, rail, river, and ocean freight services.  The Agricultural Services segment also includes activities related to procuring, processing, and distributing edible beans, and the processing and distributing of formula feeds and animal health and nutrition products.  In addition, the Agricultural Services segment includes the activities of Alfred C. Toepfer International, a global merchant of agricultural commodities and processed products, and the Company’s share of the results of its Kalama Export Company joint venture.

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, futures commission merchant activities, and the Company’s share of the results of its equity method investment in Gruma S.A.B. de C. V.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results include the impact of LIFO-related adjustments, the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries, unallocated corporate expenses, and unallocated net interest costs.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

Segment Information
	2010	2009	2008
	(In millions)
Sales to external customers
Oilseeds Processing	$23,058	$24,518	$23,279
Corn Processing	7,942	7,723	7,137
Agricultural Services	25,440	31,584	33,968
Other	5,242	5,382	5,432
Total	$61,682	$69,207	$69,816

Intersegment sales
Oilseeds Processing	$70	$109	$535
Corn Processing	34	80	99
Agricultural Services	2,265	2,767	2,965
Other	146	153	140
Total	$2,515	$3,109	$3,739

Net sales
Oilseeds Processing	$23,128	$24,627	$23,814
Corn Processing	7,976	7,803	7,236
Agricultural Services	27,705	34,351	36,933
Other	5,388	5,535	5,572
Intersegment elimination	(2,515)	(3,109)	(3,739)
Total	$61,682	$69,207	$69,816

Depreciation
Oilseeds Processing	$188	$190	$202
Corn Processing	412	319	293
Agricultural Services	112	96	92
Other	116	101	114
Corporate	29	24	20
Total	$857	$730	$721

Asset abandonments and write-downs
Oilseeds Processing	$4	$4	$28
Corn Processing	–	–	2
Other	5	9	2
Total	$9	$13	$32

Interest expense
Oilseeds Processing	$37	$89	$186
Corn Processing	8	17	49
Agricultural Services	31	80	170
Other	50	86	119
Corporate	296	197	(11)
Total	$422	$469	$513

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

	2010	2009	2008
	(In millions)
Investment income
Oilseeds Processing	$34	$36	$24
Corn Processing	1	–	–
Agricultural Services	26	29	48
Other	52	79	136
Corporate	13	37	61
Total	$126	$181	$269

Equity in earnings of affiliates
Oilseeds Processing	$305	$283	$156
Corn Processing	78	44	53
Agricultural Services	76	76	105
Other	86	(253)	113
Corporate	16	(5)	(12)
Total	$561	$145	$415

Operating profit
Oilseeds Processing	$1,400	$1,280	$1,040
Corn Processing	722	185	961
Agricultural Services	668	994	1,017
Other	449	(6)	423
Total operating profit	3,239	2,453	3,441
Corporate	(654)	47	(847)
Earnings before income taxes	$2,585	$2,500	$2,594

Investments in and advances to affiliates
Oilseeds Processing	$1,563	$1,202
Corn Processing	361	402
Agricultural Services	224	201
Other	302	256
Corporate	349	398
Total	$2,799	$2,459

Identifiable assets
Oilseeds Processing	$9,616	$10,266
Corn Processing	6,822	6,333
Agricultural Services	5,630	5,657
Other	7,700	7,965
Corporate	1,780	1,361
Total	$31,548	$31,582

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Segment and Geographic Information (Continued)

	2010	2009
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$349	$258
Corn Processing	915	1,018
Agricultural Services	320	254
Other	149	471
Corporate	55	58
Total	$1,788	$2,059

Geographic information:  The following geographic area data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the sum of the net book value of property, plant, and equipment plus goodwill related to consolidated businesses.

	2010	2009	2008
	(In millions)
Net sales and other operating income
United States	$33,362	$35,485	$37,466
Germany	6,424	7,431	8,335
Other Foreign	21,896	26,291	24,015
	$61,682	$69,207	$69,816

Long-lived assets
United States	$6,964	$6,452
Foreign	2,010	1,754
	$8,974	$8,206

Note 16.	Guarantees and Commitments

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $131 million at June 30, 2010.  Amounts outstanding for the primary entity under these contingent obligations were $74 million at June 30, 2010.

Archer Daniels Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2010
Net Sales	$14,921	$15,913	$15,145	$15,703	$61,682
Gross Profit	973	1,053	891	926	3,843
Net Earnings Attributable to Controlling Interests	496	567	421	446	1,930
Basic Earnings Per Common Share	0.77	0.88	0.65	0.70	3.00
Diluted Earnings Per Common Share	0.77	0.88	0.65	0.69	3.00

Fiscal 2009
Net Sales	$21,160	$16,673	$14,842	$16,532	$69,207
Gross Profit	1,867	1,212	649	361	4,089
Net Earnings Attributable to Controlling Interests	1,045	578	3	58	1,684
Basic Earnings Per Common Share	1.62	0.90	0.00	0.09	2.62
Diluted Earnings Per Common Share	1.62	0.90	0.00	0.09	2.62

Net earnings attributable to controlling interests for the first, second, third and fourth quarters of fiscal year 2010 includes after-tax start up costs for the Company’s new greenfield plants of $6 million, $20 million, $18 million, and $24 million (equal to $.01, $.03, $.03, and $.04 per share) respectively.  Net earnings attributable to controlling interests for the third quarter ended March 31, 2010 include charges to other (income) expense - net  of $75 million ($47 million after tax, equal to $0.07 per share) related to loss on extinguishment of debt resulting from the repurchase of $500 million in aggregate principal amount of the Company’s outstanding debentures.  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2010 include charges to other (income) expense - net of $59 million ($37 million after tax, equal to $0.06 per share) related to losses on interest rate swaps as discussed in Note 4.

Net earnings attributable to controlling interests for the second quarter ended December 31, 2008, third quarter ended March 31, 2009, and fourth quarter and year ended June 30, 2009 include charges to other (income) expense - net of $51 million ($32 million after tax, equal to $0.05 per share), $212 million ($132 million after tax, equal to $0.21 per share), $12 million ($7 million after tax, equal to $0.01 per share) and $275 million ($171 million after tax equal to $0.27 per share), respectively, related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V.  Net earnings attributable to controlling interests for the third quarter ended March 31, 2009, and fourth quarter and year ended June 30, 2009 include income tax charges of $97 million or $0.15 per share, $61 million or $0.09 per share, and $158 million or $0.24 per share, respectively, resulting from the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer Daniels Midland Company (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer Daniels Midland Company at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 27, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer Daniels Midland Company
Decatur, Illinois

We have audited Archer Daniels Midland Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer Daniels Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer Daniels Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer Daniels Midland Company as of June 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010, of Archer Daniels Midland Company and our report dated August 27, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 27, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2010 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2010.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2010.  That report is included herein.

/s/ Patricia A. Woertz	/s/ Steven R. Mills
Patricia A. Woertz	Steven R. Mills
Chairman, Chief Executive Officer	Executive Vice President &
and President	Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, executive officers, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2010 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	49

Michael R. Baroni	Vice President of the Company and President Corn business unit since September 2009. President, Specialty Food Ingredients from November 2006 to September 2009. Vice President, Protein and Food Additives from September 2001 to November 2006.	55

Mark A. Bemis	Vice President of the Company since February 2005. President, Cocoa, Milling and Other business unit since September 2009. President of ADM Cocoa from September 2001 to September 2009.	49

Mark J. Cheviron	Vice President of the Company since July 1997. Vice President of Security and Corporate Services since May 1997.	61

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006. Independent human resources consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005.	53

Stuart E. Funderburg	Assistant Secretary and Assistant General Counsel since November 2008. Corporate Counsel from October 2001 to November 2008.	46

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function. Senior Vice President-International Affairs with Pharmaceutical Research and Manufacturers of America (PhRMA) trade association from January 1998 to December 2004.	58

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations. Vice President and Director-Group Operations Oilseed Processing division from December 2005 to November 2008. Vice President-European Crushing and Refining Operations from March 2003 to December 2005.	50

Craig E. Huss	Vice President of the Company since January 2001. President, Agricultural Services business unit since September 2009. President of ADM Transportation from 1999 to September 2009.	58

Matthew J. Jansen	Vice President of the Company since January 2003. President, Oilseeds business unit since February 2010. President, Grain Operations from August 2006 to February 2010. President, South American Oilseed Processing Division from April 2000 to August 2006.	44

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations. Vice President-Corn Processing Operations from March 1999 to November 2008.	63

Domingo A. Lastra	Vice President of the Company since September 2009. President, South American Operations since August 2006. Director-Origination, Ports, Logistics and Fertilizer for South America from November 2003 to August 2006.	42

Michael Lusk	Vice President of the Company since November 1999, with responsibility for the Company’s Captive Insurance operations.	61

Vikram Luthar	Vice President and Treasurer of the Company since November 2004.	43

Steven R. Mills	Executive Vice President and Chief Financial Officer since March 2008. Senior Vice President of the Company from December 2006 to February 2008. Group Vice President and Controller of the Company from January 2002 to December 2006.	55

Victoria Podesta	Vice President of the Company since May 2007 with responsibility for the Company’s Corporate Communications function. Corporate communications consultant for various global companies from 1989 to May 2007.	54

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

John D. Rice	Executive Vice President - Commercial and Production since February 2005. Senior Vice President from February 2000 to February 2005.	56

Dennis C. Riddle	Vice President of the Company since May 2006. President ADM Corn Processing Division since June 2005.	63

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997.	50

Ismael Roig	Vice President of the Company since December 2004. Vice President and Executive Director, Asia-Pacific since July 2010. Vice President Planning & Business Development from December 2004 to July 2010.	43

Scott A. Roney	Vice President of the Company since April 2001, with responsibility for the Company’s Office of Compliance and Ethics.	46

Marc A. Sanner	Vice President and General Auditor of the Company since November 2008. Assistant Controller from January 2003 to November 2008. Finance Director – Europe from 2005 to 2006.	57

David J. Smith	Executive Vice President, Secretary and General Counsel since January 2003.	55

John P. Stott	Vice President and Controller of the Company since December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005.	43

Joseph D. Taets	Vice President of the Company and Vice President – ADM Grain since September 2009, Managing Director, European Oilseeds from September 2007 to September 2009. President of ADM European Oilseed Processing from February 2003 to September 2007.	44

Gary L. Towne	Vice President of the Company and Chairman of the Management Board of Alfred C. Toepfer International since September 2009. Manager Global Risk from August 2007 to September 2009. Vice President, Corn Processing from July 2000 to August 2007.	55

Patricia A. Woertz	Chairman of the Board of Directors since February 2007. Chief Executive Officer & President of the Company since May 2006. Executive Vice President Downstream at Chevron Corporation from October 2001 to March 2006.	57

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2010,” “Outstanding Equity Awards at Fiscal 2010 Year-End,” “Option Exercises and Stock Vested During Fiscal 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2010” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2010, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2010, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2010, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 4, 2010, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2008	$69	7	(6)	19	$89
2009	$89	21	(6)	(1)	$103
2010	$103	2	–	(8)	$97

(1) Uncollectible accounts written off, net of recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i)
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

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York (formerly known as, or successor to, JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541), and Supplemental Indenture dated as of June 3, 2008 between the registrant and The Bank of New York (incorporated by reference to Exhibit 4.6 to Form 8-K (File No. 1-44) filed on June 3, 2008), relating to:

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

(iv)
Registration Rights Agreement, dated February 22, 2007, among the Company, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-44) filed on February 22, 2007).

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

(10)
Material Contracts - Copies of the Company’s equity compensation plans and deferred compensation plans, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, are incorporated herein by reference as follows:

(i)	Exhibit 4(c) to Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993, relating to the Archer Daniels Midland 1991 Incentive Stock Option Plan.

(ii)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 1996 (File No. 1-44)).

(iii)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees I, as amended.

(iv)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended.

(v)
The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999 (File No. 1-44)).

(vi)	The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended.

(vii)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended.

(viii)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(ix)	Management Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(x)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xi)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xii)	Form of Performance Share Unit Award Agreement.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xiii)	Form of Restricted Stock Unit Award Agreement.

(xiv)	Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz, filed on May 1, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xv)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2009).

(xvi)	Annual Cash Incentive Program (incorporated by reference to description thereof included in Item 5.02 of the Company’s Current Report on Form 8-K (File No. 1-44) filed on July 3, 2007).

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2010

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
August 27, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ D. E. Felsinger
P. A. Woertz,	D. E. Felsinger *,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ V. F. Haynes
/s/ S. R. Mills	V. F. Haynes *,
S. R. Mills	Director
Executive Vice President and
Chief Financial Officer	/s/ A. Maciel
(Principal Financial Officer)	A. Maciel*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ P. J. Moore
Vice President and Controller	P. J. Moore*,
(Controller)	Director

/s/ G. W. Buckley	/s/ T. F. O’Neill
G. W. Buckley*,	T. F. O’Neill*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ P. Dufour	/s/ D. J. Smith
P. Dufour *,	Attorney-in-Fact
Director

*Powers of Attorney authorizing S. R. Mills, J. P. Stott, and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.