Form 10-Q
period 2010-09-30
ARCHER DANIELS MIDLAND CO
filed 2010-11-08
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Common Stock, no par value – 638,893,389 shares
(October 29, 2010)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In millions, except
	per share amounts)

Net sales and other operating income	$16,799	$14,921
Cost of products sold	15,991	13,948
Gross Profit	808	973

Selling, general and administrative expenses	381	354
Other (income) expense – net	(35)	(98)
Earnings Before Income Taxes	462	717

Income taxes	120	220
Net Earnings Including Noncontrolling Interests	342	497

Less: Net earnings (losses) attributable to noncontrolling interests	(3)	1

Net Earnings Attributable to Controlling Interests	$345	$496

Average number of shares outstanding – basic	640	642

Average number of shares outstanding – diluted	641	644

Basic and diluted earnings per common share	$0.54	$0.77

Dividends per common share	$0.15	$0.14

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2010	2010
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$862	$1,046
Short-term marketable securities	508	394
Segregated cash and investments	2,932	2,337
Receivables	8,174	6,122
Inventories	9,024	7,611
Other assets	586	624
Total Current Assets	22,086	18,134

Investments and Other Assets
Investments in and advances to affiliates	2,961	2,799
Long-term marketable securities	816	678
Goodwill	531	523
Other assets	734	702
Total Investments and Other Assets	5,042	4,702

Property, Plant, and Equipment
Land	289	277
Buildings	4,124	4,008
Machinery and equipment	15,484	15,107
Construction in progress	648	612
	20,545	20,004
Accumulated depreciation	(11,637)	(11,292)
Net Property, Plant, and Equipment	8,908	8,712
Total Assets	$36,036	$31,548

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,721	$374
Accounts payable	7,025	5,538
Accrued expenses	3,141	2,317
Current maturities of long-term debt	348	344
Total Current Liabilities	12,235	8,573

Long-Term Liabilities
Long-term debt	6,834	6,830
Deferred income taxes	395	439
Other	1,185	1,075
Total Long-Term Liabilities	8,414	8,344

Shareholders’ Equity
Common stock	5,138	5,151
Reinvested earnings	10,605	10,357
Accumulated other comprehensive income (loss)	(375)	(899)
Noncontrolling interests	19	22
Total Shareholders’ Equity	15,387	14,631
Total Liabilities and Shareholders’ Equity	$36,036	$31,548

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$342	$497
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	252	209
Deferred income taxes	(73)	(3)
Equity in (earnings) losses of affiliates, net of dividends	(86)	(92)
Stock compensation expense	25	20
Pension and postretirement accruals, net	25	24
Deferred cash flow hedges	41	31
Other – net	(16)	44
Changes in operating assets and liabilities
Segregated cash and investments	(582)	121
Receivables	(1,685)	713
Inventories	(1,157)	735
Other assets	52	16
Accounts payable and accrued expenses	1,991	(323)
Total Operating Activities	(871)	1,992

Investing Activities
Purchases of property, plant, and equipment	(335)	(497)
Proceeds from sales of property, plant, and equipment	41	7
Purchases of marketable securities	(589)	(256)
Proceeds from sales of marketable securities	375	313
Other – net	6	4
Total Investing Activities	(502)	(429)

Financing Activities
Long-term debt borrowings	22	–
Long-term debt payments	(34)	(34)
Net borrowings (payments) under lines of credit agreements	1,324	(107)
Purchases of treasury stock	(31)	–
Cash dividends	(96)	(90)
Other – net	4	3
Total Financing Activities	1,189	(228)

Increase (decrease) in cash and cash equivalents	(184)	1,335
Cash and cash equivalents beginning of period	1,046	1,055

Cash and cash equivalents end of period	$862	$2,390

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2010	639	$5,151	$10,357	$(899)	$22	$14,631

Comprehensive income
Net earnings			345		(3)
Other comprehensive income				524
Total comprehensive income						866
Cash dividends paid-$.15 per share			(96)			(96)
Treasury stock purchases	(1)	(31)				(31)
Stock compensation expense		25				25
Other	1	(7)	(1)			(8)
Balance September 30, 2010	639	$5,138	$10,605	$(375)	$19	$15,387

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Adoption of New Accounting Standards

Effective July 1, 2010, the Company adopted the amended guidance in Accounting Standards Codification (ASC) Topic 810, Consolidations, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance and the other entity’s purpose and design.  The VIEs in which the Company holds variable interests are not individually considered material to the Company’s consolidated results. As a result of the adoption of this guidance, the Company deconsolidated one VIE with no material effect on the Company’s consolidated financial statements.

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

Effective October 1, 2010 and January 1, 2011, the Company will be required to adopt the amended guidance in ASC Topic 310, Receivables, which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables (excluding trade receivables), and its allowances for credit losses.  The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account notifications.  A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position.  The Company has not yet assessed the impact of this amended guidance on its consolidated financial statements.

Effective July 1, 2011, the Company will be required to adopt the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis, separately for assets and liabilities.  The adoption of this amended guidance will require expanded disclosures in the notes to the Company’s consolidated financial statements but will not impact financial results.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 1 assets and liabilities include exchange-traded derivative contracts, U.S. treasury securities, and certain publicly traded equity securities.

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the period ended September 30, 2010, the Company had no transfers between Levels 1 and 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Fair Value Measurements (Continued)

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and June 30, 2010.

	Fair Value Measurements at September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,305	$382	$4,687
Unrealized derivative gains
Commodity contracts	1,030	1,372	116	2,518
Foreign exchange contracts	101	107	–	208
Marketable securities	1,368	492	–	1,860
Total Assets	$2,499	$6,276	$498	$9,273
Liabilities:
Unrealized derivative losses
Commodity contracts	$1,080	$1,177	$81	$2,338
Foreign exchange contracts	129	67	–	196
Interest rate contracts	–	57	–	57
Inventory-related payables	–	326	11	337
Total Liabilities	$1,209	$1,627	$92	$2,928

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,774	$458	$4,232
Unrealized derivative gains
Commodity contracts	777	1,883	69	2,729
Foreign exchange contracts	162	38	–	200
Marketable securities	1,067	543	–	1,610
Total Assets	$2,006	$6,238	$527	$8,771
Liabilities:
Unrealized derivative losses
Commodity contracts	$937	$2,161	$56	$3,154
Foreign exchange contracts	184	82	–	266
Interest rate contracts	–	26	–	26
Inventory-related payables	–	207	31	238
Total Liabilities	$1,121	$2,476	$87	$3,684

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair market values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a significant component of the fair value amount.  In such cases, the inventory is classified as Level 3. Changes in the fair market value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net.  The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings or the hedged transaction is no longer probable to occur.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010 and 2009.

	Level 3 Fair Value Measurements at September 30, 2010
	Inventories Carried at Market, Net	Commodity Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2010	$427	$13	$440
Total gains (losses), realized or unrealized, included in earnings before income taxes*	31	37	68
Purchases, issuances and settlements	71	1	72
Transfers into Level 3	6	1	7
Transfers out of Level 3	(164)	(17)	(181)
Ending balance, September 30, 2010	$371	$35	$406

* Includes gains of $47 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at September 30, 2010.

	Level 3 Fair Value Measurements at September 30, 2009
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

Transfers into Level 3 previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement on certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement on certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  The Company has certain derivatives designated as cash flow hedges.  Within the Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures, exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as receivables and accrued expenses, respectively.

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  These gains will remain in AOCI until the hedged transactions occur or it is probable the hedged transaction will not occur.  During the quarter ended September 30, 2010, the Company recognized $31 million of pre-tax losses in earnings from these interest rate swaps.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2010 and June 30, 2010.

	September 30, 2010		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$208	$196	$200	$266
Interest Contracts	-	57	–	26
Commodity Contracts	2,518	2,335	2,727	3,152
Total	$2,726	$2,588	$2,927	$3,444

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009
	(In millions)	(In millions)

Interest Contracts
Other income (expense) – net	$(31)	$1

FX Contracts
Net sales and other operating income	$(34)	$(15)
Cost of products sold	59	7
Other income (expense) – net	36	8

Commodity Contracts
Cost of products sold	$(649)	$175
Total gain (loss) recognized in earnings	$(619)	$176

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, or cost of products sold.  As of September 30, 2010, the Company has $31 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in the statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 13% and 100% of its monthly anticipated grind.  At September 30, 2010, the Company has hedged portions of its anticipated monthly purchases of corn over the next 5 months, ranging from 1% to 95% of its anticipated monthly grind.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 47% and 77% of the quantity of its anticipated monthly natural gas purchases.  At September 30, 2010, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 9 months, ranging from 49% to 55% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  The fair value of foreign exchange contracts designated as cash flow hedging instruments as of September 30, 2010 was immaterial.

The Company is using treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its debentures.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  At September 30, 2010, AOCI included $25 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The Company will recognize the $25 million of gains in its consolidated statement of earnings over the terms of the hedged items or when it is probable the hedged transactions will not occur.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2010 and June 30, 2010.

	September 30, 2010		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Interest Contracts	$–	$–	$0	$0
Commodity Contracts	0	3	2	2
Total	$0	$3	$2	$2

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the three months ended September 30, 2010 and 2009.

	Consolidated	Three months ended
	Statement of	September 30,
	Earnings Location	2010	2009
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other (income) expense – net	$0	$(1)
Interest Contracts	Other (income) expense – net	0	–
Commodity Contracts	Cost of products sold	65	(42)
	Net sales and other operating income	6	–
Ineffective amount recognized in earnings	Cost of products sold	17	(8)
Total amount recognized in earnings		$88	$(51)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended September 30, 2010 and 2009.

Three months ended
September 30, 2010
(In millions)

Balance at June 30, 2010	$30
Unrealized gains	112
Gains reclassified to earnings	(71)
Tax effect	(15)
Balance at September 30, 2010	$56

Three months ended
September 30, 2009
(In millions)

Balance at June 30, 2009	$(13)
Unrealized gains (losses)	(23)
Losses reclassified to earnings	43
Tax effect	(18)
Balance at September 30, 2009	$(11)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
September 30, 2010

United States government obligations
Maturity less than 1 year	$511	$–	$–	$511
Maturity 1 to 5 years	72	1	–	73
Government–sponsored enterprise obligations
Maturity 1 to 5 years	112	3	–	115
Maturity 5 to 10 years	93	5	–	98
Maturity greater than 10 years	223	10	–	233
Corporate debt securities
Maturity less than 1 year	1	–	–	1
Maturity 1 to 5 years	39	1	–	40
Other debt securities
Maturity less than 1 year	420	–	–	420
Maturity 1 to 5 years	2	–	–	2
Maturity 5 to 10 years	6	–	–	6
Equity securities
Available-for-sale	160	76	(9)	227
Trading	22	–	–	22
	$1,661	$96	$(9)	$1,748

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2010

United States government obligations
Maturity less than 1 year	$395	$–	$–	$395
Maturity 1 to 5 years	33	1	–	34
Government–sponsored enterprise obligations
Maturity 1 to 5 years	111	3	–	114
Maturity 5 to 10 years	122	4	–	126
Maturity greater than 10 years	232	9	–	241
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	46	2	–	48
Other debt securities
Maturity less than 1 year	659	–	–	659
Maturity 1 to 5 years	2	–	–	2
Maturity 5 to 10 years	6	–	–	6
Equity securities
Available-for-sale	54	48	(15)	87
Trading	20	–	–	20
	$1,690	$67	$(15)	$1,742

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

None of the $9 million in unrealized losses at September 30, 2010 arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for 12 months and longer is $25 million.  The $9 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell its impaired equity security, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investment before recovery of its amortized cost bases.

Note 6.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2010, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units).  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of September 30, 2010, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

At September 30, 2010, the fair value of the Company’s long-term debt exceeded the carrying value by $1.0 billion, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

For further information on the Notes and Units, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Income Taxes

The Company’s effective tax rate for the quarter ended September 30, 2010, was 26.0%, compared to 30.7% for the quarter ended September 30, 2009.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

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

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment in the amount of $490 million (subject to interest and variation in currency exchange rates) consisting of tax, penalty, and interest, from the Brazilian Federal Revenue Service (“BFRS”) challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil.  In June 2010, ADM do Brasil was notified by the BFRS that tax years 2005, 2006, and 2007 would also be audited, but as yet, no additional assessments have been received for these years.  If the BFRS were to challenge commodity hedging deductions in all tax years still open to assessment (2005-2010), the Company estimates it could receive additional claims of approximately $170 million (as of September 30, 2010 and subject to interest and variation in currency exchange rates).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In millions)

Net earnings including noncontrolling interests	$342	$497
Unrealized gain on investments	22	15
Deferred gain on hedging activities	26	2
Pension liability adjustment	(13)	(8)
Foreign currency translation adjustment	489	149
Comprehensive income	866	655
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	1
Comprehensive income attributable to controlling interests	$869	$654

Note 9.	Other (Income) Expense - Net

	Three Months Ended
	September 30,
	2010	2009
	(In millions)

Interest expense	$117	$98
Investment income	(24)	(30)
Net gain on marketable securities transactions	(2)	(1)
Equity in earnings of unconsolidated affiliates	(125)	(152)
Unrealized losses on interest rate swaps	31	–
Other – net	(32)	(13)
	$(35)	$(98)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses, including an interest charge related to working capital usage.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results include the impact of LIFO inventory adjustments, the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries, unallocated corporate expenses, and unallocated net interest costs.

For detailed information regarding the Company’s reportable segments, see Note 15 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Segment Information (Continued)

	Three Months Ended
	September 30,
	2010	2009
	(In millions)
Sales to external customers
Oilseeds Processing	$6,460	$6,358
Corn Processing	2,178	1,916
Agricultural Services	6,534	5,322
Other	1,627	1,325
Total	$16,799	$14,921

Intersegment sales
Oilseeds Processing	$17	$19
Corn Processing	8	9
Agricultural Services	460	445
Other	36	37
Total	$521	$510

Net sales
Oilseeds Processing	$6,477	$6,377
Corn Processing	2,186	1,925
Agricultural Services	6,994	5,767
Other	1,663	1,362
Intersegment elimination	(521)	(510)
Total	$16,799	$14,921

Segment operating profit
Oilseeds Processing	$308	$284
Corn Processing	341	188
Agricultural Services	132	175
Other	(16)	127
Total segment operating profit	765	774
Corporate	(303)	(57)
Earnings before income taxes	$462	$717

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry needs.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities, and transportation assets to buy, store, clean, and transport agricultural commodities, as adjuncts to its processing assets.  In South America, the Oilseeds Processing segment also operates fertilizer blending facilities.  This segment also includes the Company’s share of the results of its equity method investment in Wilmar International Limited (WIL) and its Golden Peanut Company LLC, Edible Oils Limited, and Stratas Foods, LLC joint ventures.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also used by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal, as well as distillers’ grains, is produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, private equity fund investments, futures commission merchant activities, and the Company’s share of the results of its equity method investment in Gruma S.A.B de C.V.

Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results include the impact of LIFO-related adjustments, the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries, unallocated corporate expenses, and unallocated net interest costs.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

The Company’s oilseeds processing, agricultural services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold.  Therefore, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, return on invested capital, return on fixed capital investment, return on equity, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net earnings attributable to controlling interests decreased $151 million to $345 million due principally to changes in LIFO inventory valuations caused by increasing agricultural commodity prices partially offset by lower income taxes.  Earnings before income taxes for the three months ended September 30, 2010, include a LIFO charge of $123 million, compared to a LIFO credit of $76 million in the prior year.  Segment operating profit for the three months ended September 30, 2010 was $765 million compared to $774 million for the three months ended September 30, 2009.

Income taxes decreased $100 million due to lower earnings before income taxes and a lower effective income tax rate, which resulted from changes in the geographic mix of earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Prices for certain agricultural commodities were significantly higher this quarter compared to the year ago quarter in response to a change in the supply outlook, including concerns of some regional imbalances.  Poor weather in certain key growing regions and government actions to restrict grain exports impacted the Company’s results this quarter.  The large harvest in North America is being completed earlier than in the prior year leading to replenishing of the commodity supply chain earlier this year.  The large North American harvest along with crop supply dislocations is resulting in improved merchandising, handling, and processing opportunities.  Global demand for agricultural commodities is generally strong.  The uncertainties related to the global crop outlook, coupled with strong demand, led to generally more volatile commodity market pricing.  Global protein meal demand continues to be impacted by growing demand in Asia; however customers remain short-term buyers, generally reluctant to commit to purchases significantly in advance of requirements.  Biodiesel markets continued to develop in Europe and South America in response to increasing government mandates and underpin demand for refined and crude vegetable oils.  Corn sweetener sales volumes continue to be higher due to strong export demand.  Ethanol blending economics were favorable, and along with higher average selling prices for ethanol, led to improved ethanol margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$4,456	$4,504	$(48)
Refining, Packaging, Biodiesel & Other	1,951	1,814	137
Asia	53	40	13
Total Oilseeds Processing	6,460	6,358	102

Corn Processing
Sweeteners & Starches	874	886	(12)
Bioproducts	1,304	1,030	274
Total Corn Processing	2,178	1,916	262

Agricultural Services
Merchandising & Handling	6,486	5,281	1,205
Transportation	48	41	7
Total Agricultural Services	6,534	5,322	1,212

Other
Wheat, Cocoa & Gruma	1,601	1,302	299
Financial	26	23	3
Total Other	1,627	1,325	302
Total	$16,799	$14,921	$1,878

Net sales and other operating income increased 13% to $16.8 billion as generally higher sales volumes were partially offset by lower average selling prices including the effects of changing foreign currency rates.    Corn Processing sales increased 14% to $2.2 billion due principally to higher sales volumes and average selling prices of ethanol.  Agricultural Services sales increased 23% to $6.5 billion, due to higher sales volumes partially offset by lower average selling prices.  Other sales increased 23% to $1.6 billion primarily due to higher sales volumes of cocoa and cocoa products partially offset by lower average selling prices for wheat flour.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 15% to $16.0 billion due principally to higher sales volumes of agricultural commodities and changes in LIFO inventory valuations.  Manufacturing expenses increased $144 million primarily due to higher processing volumes, higher energy prices, and higher depreciation, in part due to the Company’s new greenfield operations coming on-line over the last year.  Manufacturing expenses also included $32 million related to the start up of new plants this quarter compared to $10 million in the prior year quarter.

Selling, general and administrative expenses increased 8% to $381 million due principally to higher employee and benefit-related costs.

Other income – net decreased $63 million primarily due to unrealized losses on interest rate swaps of $31 million, decreased equity earnings of unconsolidated affiliates of $27 million and higher interest expense, partially offset by changes in income and expense related to the elimination of after-tax mandatorily redeemable interests in consolidated subsidiaries.

Operating profit by segment for the quarter is as follows:

	Three Months Ended
	September 30,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$176	$135	$41
Refining, Packaging, Biodiesel & Other	76	70	6
Asia	56	79	(23)
Total Oilseeds Processing	308	284	24

Corn Processing
Sweeteners and Starches	146	194	(48)
Bioproducts	195	(6)	201
Total Corn Processing	341	188	153

Agricultural Services
Merchandising & Handling	103	157	(54)
Transportation	29	18	11
Total Agricultural Services	132	175	(43)

Other
Wheat, Cocoa & Gruma	26	107	(81)
Financial	(42)	20	(62)
Total Other	(16)	127	(143)
Total Segment Operating Profit	765	774	(9)
Corporate	(303)	(57)	(246)
Earnings Before Income Taxes	$462	$717	$(255)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2010	2009	Change
	(In millions)

LIFO credit (charge)	$(123)	$76	$(199)
Unallocated interest expense - net	(89)	(65)	(24)
Unallocated corporate costs	(73)	(69)	(4)
Unrealized losses on interest rate swaps	(31)	–	(31)
Other	13	1	12
Total Corporate	$(303)	$(57)	$(246)

Oilseeds Processing operating profit increased $24 million to $308 million.  Crushing and Origination results increased $41 million to $176 million as crushing volumes increased more than 6%.  Margins improved overall, enhanced in North America by good positioning and in South America by origination.  Fertilizer results in South America improved in advance of the planting season.  European softseed margins improved principally due to higher vegetable oil demand.  Refining, Packaging, Biodiesel and Other results increased $6 million to $76 million due principally to strong biodiesel demand in South America resulting in higher sales volumes and gross margins.  Asia results decreased $23 million due principally to decreased earnings related to the Company’s investment in WIL.

Corn Processing operating profits increased $153 million to $341 million.  Sweeteners and Starches operating profits decreased $48 million to $146 million due principally to lower average sweetener selling prices partially offset by lower net corn costs and higher sales volumes.  Sales volumes increased due to strong export shipments and improved domestic demand for industrial starches.  Bioproducts operating profit improved $201 million primarily due to increased ethanol margins, higher ethanol sales volumes and strong lysine margins.  Bioproducts margins were enhanced by a favorable corn ownership position.  Bioproducts results were negatively impacted by startup costs of $32 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits decreased $43 million to $132 million.  Merchandising and handling results were lower than the year-ago quarter due to negative impacts early in the quarter from shifts in crop supply caused by weather conditions and government actions in the Black Sea region.  Merchandising and handling margins were positively impacted by an early U.S. harvest and strong export demand for agricultural commodities.  Merchandising and handling results this quarter include an insurance recovery of $67 million related to property damage and business interruption resulting from a fiscal year 2009 explosion at the Company’s Destrehan, Louisiana export facility.  Transportation results increased $11 million to $29 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to the earlier U.S. harvest.

Other operating profit decreased to an operating loss of $16 million.  Wheat, Cocoa & Gruma operating profit decreased $81 million due primarily to unrealized mark-to-market losses of $59 million related to certain cocoa forward purchase and sales commitments accounted for as derivatives and lower equity earnings from the Company’s investee, Gruma S.A.B. de C.V.  Partially offsetting these losses were improved wheat milling results and an increase in sales volumes of cocoa and cocoa products.  Financial operating profit decreased $62 million primarily due to higher captive insurance loss provisions principally related to the Company’s Destrehan, Louisiana export facility insurance claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results decreased $246 million.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $123 million compared to a credit of $76 million for the prior year quarter.  Corporate unallocated interest expense increased $55 million primarily due to lower interest expense capitalized on major construction projects and $31 million of unrealized losses on interest rate swaps entered into in connection with a debt remarketing planned for 2011.

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

At September 30, 2010, the Company had $1.4 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $5.8 billion of readily marketable commodity inventories.  Cash used in operating activities was $871 million for the quarter compared to cash provided by operating activities of $2.0 billion the same quarter last year.  Working capital requirements increased in the current year principally related to increasing agricultural commodity market prices whereas in the prior year commodity prices generally declined.  Cash used in investing activities was $502 million for the quarter compared to $429 million the same quarter last year.  Cash provided by financing activities was $1.2 billion for the quarter compared to cash used in financing activities of $228 million the same quarter last year. Net short-term borrowings, principally commercial paper, increased primarily as a result of increased working capital requirements.

At September 30, 2010, the Company’s capital resources included net worth of $15.4 billion and lines of credit totaling $6.1 billion, of which $4.6 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 31% at September 30, 2010 and 32% at June 30, 2010.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.2 billion support a commercial paper borrowing facility, against which there were $1.2 billion of borrowings at September 30, 2010.  In October 2010, the Company renewed one of its existing credit facilities used to support commercial paper borrowings, and increased the Company’s overall commercial paper borrowing capacity by $400 million.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2010 were $18.5 billion.  As of September 30, 2010, the Company expects to make payments related to purchase obligations of $17.5 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended September 30, 2010.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2010 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, disease, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its daily net commodity position. The Company’s daily net commodity position consists of merchandisable commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position based on quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% percent adverse change in such prices.  Actual results may differ.

	Three months ended		Year ended
	September 30, 2010		June 30, 2010
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,377	$138	$429	$43
Lowest position	156	16	(667)	(67)
Average position	812	81	(190)	(19)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position and, to a lesser extent, increased commodity prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2010 to
July 31, 2010	188	$26.625	188	96,222,936

August 1, 2010 to
August 31, 2010	1,045,780	29.764	1,043,756	95,179,180

September 1, 2010 to
September 30, 2010	16,001	32.923	94	95,179,086

Total	1,061,969	$29.811	1,044,038	95,179,086

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

(ii)	Bylaws, as amended, filed on August 12, 2009 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ S. R. Mills S. R. Mills Executive Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: November 8, 2010