Form 10-K/A
period 2010-06-30
ARCHER DANIELS MIDLAND CO
filed 2011-02-09
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number, including area code)

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

Common Stock, no par value—639,324,639 shares
(July 31, 2010)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2010 (the “Original Annual Report”) for the sole purpose of filing a revised consent of independent registered public accounting firm as Exhibit 23.

Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3)      List of exhibits

(23)	Consent of independent registered public accounting firm.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2011	ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 8, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ D. E. Felsinger
P. A. Woertz,	D. E. Felsinger *,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ V. F. Haynes
/s/ R. G. Young	V. F. Haynes *,
R. G. Young	Director
Senior Vice President and
Chief Financial Officer	/s/ A. Maciel
(Principal Financial Officer)	A. Maciel*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ P. J. Moore
Vice President and Controller	P. J. Moore*,
(Controller)	Director

/s/ G. W. Buckley	/s/ T. F. O’Neill
G. W. Buckley*,	T. F. O’Neill*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ P. Dufour	/s/ D. J. Smith
P. Dufour *,	D. J. Smith
Director	Attorney-in-Fact

*Powers of Attorney authorizing S. R. Mills, J. P. Stott, and D. J. Smith, and each of them, to sign the Form 10-K and any amendment thereto on behalf of the above-named officers and directors of the Company, copies of which were filed with the Securities and Exchange Commission as an exhibit to the Original Annual Report.