Form 10-Q
period 2010-12-31
ARCHER DANIELS MIDLAND CO
filed 2011-02-09
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

Common Stock, no par value – 637,302,277 shares
(January 31, 2011)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
	(In millions, except
	per share amounts)

Net sales and other operating income	$20,930	$15,913
Cost of products sold	19,696	14,860
Gross Profit	1,234	1,053

Selling, general and administrative expenses	412	358
Other (income) expense – net	(176)	(89)
Earnings Before Income Taxes	998	784

Income taxes	269	223
Net Earnings Including Noncontrolling Interests	729	561

Less: Net earnings (losses) attributable to noncontrolling interests	(3)	(6)

Net Earnings Attributable to Controlling Interests	$732	$567

Average number of shares outstanding – basic	639	643

Average number of shares outstanding – diluted	641	645

Basic earnings per common share	$1.15	$0.88

Diluted earnings per common share	$1.14	$0.88

Dividends per common share	$0.15	$0.14

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(In millions, except
	per share amounts)

Net sales and other operating income	$37,729	$30,834
Cost of products sold	35,687	28,808
Gross Profit	2,042	2,026

Selling, general and administrative expenses	793	712
Other (income) expense – net	(211)	(187)
Earnings Before Income Taxes	1,460	1,501

Income taxes	389	443
Net Earnings Including Noncontrolling Interests	1,071	1,058

Less: Net earnings (losses) attributable to noncontrolling interests	(6)	(5)

Net Earnings Attributable to Controlling Interests	$1,077	$1,063

Average number of shares outstanding – basic	639	643

Average number of shares outstanding – diluted	641	644

Basic and diluted earnings per common share	$1.68	$1.65

Dividends per common share	$0.30	$0.28

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2010	2010
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$526	$1,046
Short-term marketable securities	633	394
Segregated cash and investments	3,224	2,337
Receivables	10,625	6,122
Inventories	12,654	7,611
Other assets	695	624
Total Current Assets	28,357	18,134

Investments and Other Assets
Investments in and advances to affiliates	2,975	2,799
Long-term marketable securities	823	678
Goodwill	587	523
Other assets	674	702
Total Investments and Other Assets	5,059	4,702

Property, Plant, and Equipment
Land	298	277
Buildings	4,364	4,008
Machinery and equipment	15,838	15,107
Construction in progress	662	612
	21,162	20,004
Accumulated depreciation	(11,968)	(11,292)
Net Property, Plant, and Equipment	9,194	8,712
Total Assets	$42,610	$31,548

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$5,632	$374
Accounts payable	8,141	5,538
Accrued expenses	4,085	2,317
Current maturities of long-term debt	205	344
Total Current Liabilities	18,063	8,573

Long-Term Liabilities
Long-term debt	6,848	6,830
Deferred income taxes	546	439
Other	1,249	1,075
Total Long-Term Liabilities	8,643	8,344

Shareholders’ Equity
Common stock	5,095	5,151
Reinvested earnings	11,242	10,357
Accumulated other comprehensive income (loss)	(451)	(899)
Noncontrolling interests	18	22
Total Shareholders’ Equity	15,904	14,631
Total Liabilities and Shareholders’ Equity	$42,610	$31,548

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,071	$1,058
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	463	431
Deferred income taxes	126	202
Equity in (earnings) losses of affiliates, net of dividends	(181)	(207)
Gain on Golden Peanut revaluation	(71)	–
Stock compensation expense	36	31
Pension and postretirement accruals, net	47	45
Deferred cash flow hedges	21	84
Other – net	(2)	16
Changes in operating assets and liabilities
Segregated cash and investments	(875)	239
Receivables	(4,025)	214
Inventories	(4,620)	(1,274)
Other assets	(124)	(35)
Accounts payable and accrued expenses	4,051	576
Total Operating Activities	(4,083)	1,380

Investing Activities
Purchases of property, plant, and equipment	(645)	(939)
Proceeds from sales of property, plant, and equipment	45	22
Net assets of businesses acquired	(163)	(57)
Purchases of marketable securities	(1,051)	(569)
Proceeds from sales of marketable securities	693	767
Other – net	(20)	(4)
Total Investing Activities	(1,141)	(780)

Financing Activities
Long-term debt borrowings	35	10
Long-term debt payments	(237)	(36)
Net borrowings (payments) under lines of credit agreements	5,179	(140)
Purchases of treasury stock	(86)	–
Cash dividends	(192)	(180)
Other – net	5	8
Total Financing Activities	4,704	(338)

Increase (decrease) in cash and cash equivalents	(520)	262
Cash and cash equivalents beginning of period	1,046	1,055

Cash and cash equivalents end of period	$526	$1,317

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2010	639	$5,151	$10,357	$(899)	$22	$14,631

Comprehensive income
Net earnings			1,077		(6)
Other comprehensive income				448
Total comprehensive income						1,519
Cash dividends paid-$.30 per share			(192)			(192)
Treasury stock purchases	(3)	(86)				(86)
Stock compensation expense		36				36
Other	1	(6)			2	(4)
Balance December 31, 2010	637	$5,095	$11,242	$(451)	$18	$15,904

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Principles of Consolidation

Effective this quarter, one of the Company’s majority-owned subsidiaries changed its accounting period to align with the Company’s reporting period resulting in the elimination of a one-month lag in the reporting of the consolidated subsidiary’s financial results.  The effect of this change on after-tax earnings for the quarter and six months ended December 31, 2010 was immaterial.

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

Effective October 1, 2010, the Company adopted the amended guidance in ASC Topic 310, Receivables, which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables (excluding trade receivables), and its allowances for credit losses.  The new disclosures require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account notifications.  A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position.

The Company has seasonal financing arrangements with farmers in certain countries around the world.  Typically, advances occur during the planting season and are repaid at harvest.  As of December 31, 2010, $387 million of receivables under these financing arrangements were outstanding, the majority of which was secured by various forms of collateral.  Receivables are placed on non-accrual status when the accounts are in legal dispute.  Interest income and losses on these inventory financing arrangements are not material.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

The Company also has loans receivable through its wholly-owned subsidiary, Hickory Point Bank and Trust (“HPB”).  As of December 31, 2010, $279 million of loans were outstanding.  The accrual of interest on loans is discontinued when the loan is 90 days past due unless the credit is well-secured and in the process of collection.  Interest income and losses on bank loans are not material

Other than as discussed above, the Company’s financing receivables as of December 31, 2010 were immaterial.

Change in Estimate

During the second quarter of fiscal year 2011, the Company updated its estimate for service lives of certain of its machinery and equipment assets in order to better match the Company’s depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods.  The new estimated service lives were established based on manufacturing engineering data, external benchmark data and on new information obtained as a result of the Company’s recent major construction projects.  These new estimated service lives are also supported by biofuels legislation and mandates in many countries that are driving requirements over time for greater future usage and higher blend rates of biofuels.

The Company accounted for this service life update as a change in accounting estimate as of October 1, 2010 in accordance with the guidance of ASC Topic 250, Accounting Changes and Error Corrections, thereby impacting the current and future quarters.  The effect of this change on after-tax earnings and diluted earnings per share for the quarter ended December 31, 2010 was $24 million and $0.04, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Acquisitions

During the quarter and six months ended December 31, 2010, the Company acquired two businesses for a total cost of $163 million and recorded a preliminary allocation of the purchase price related to these acquisitions.  The acquisition of Alimenta (USA), Inc., the Company’s former 50 percent partner in Golden Peanut Company LLC., was the only significant acquisition during the quarter and six months ended December 31, 2010.  This transaction resulted in the Company obtaining the control of the remaining outstanding shares of Golden Peanut Company LLC, the largest U.S. handler, processor and exporter of peanuts.  This business fits well with the Company’s existing U.S. oilseed and export operations in its global oilseed business.  A pre-tax gain of $71 million was recognized as a result of revaluing the Company’s previously held investment in Golden Peanut Company LLC in conjunction with the acquisition of the remaining 50 percent interest based on the guidance of ASC Topic 805, Business Combinations.

The net cash purchase price for these two acquisitions of $163 million plus the acquisition-date fair value of the equity interest the Company previously held in Golden Peanut Company LLC was allocated to working capital, property, plant and equipment, goodwill, other long-term assets, and liabilities for $109 million, $189 million, $58 million, $5 million, and $30 million, respectively.

Note 4.	Fair Value Measurements

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements (Continued)

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the quarter and six months ended December 31, 2010, the Company had no transfers between Levels 1 and 2.

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and June 30, 2010.

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,925	$309	$6,234
Unrealized derivative gains:
Commodity contracts	1,044	2,969	141	4,154
Foreign exchange contracts	72	90	–	162
Interest rate contracts	–	7	–	7
Marketable securities	1,510	585	–	2,095
Total Assets	$2,626	$9,576	$450	$12,652
Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,290	$2,005	$49	$3,344
Foreign exchange contracts	115	51	–	166
Interest rate contracts	–	7	–	7
Inventory-related payables	–	550	3	553
Total Liabilities	$1,405	$2,613	$52	$4,070

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,774	$458	$4,232
Unrealized derivative gains:
Commodity contracts	777	1,883	69	2,729
Foreign exchange contracts	162	38	–	200
Marketable securities	1,067	543	–	1,610
Total Assets	$2,006	$6,238	$527	$8,771
Liabilities:
Unrealized derivative losses:
Commodity contracts	$937	$2,161	$56	$3,154
Foreign exchange contracts	184	82	–	266
Interest rate contracts	–	26	–	26
Inventory-related payables	–	207	31	238
Total Liabilities	$1,121	$2,476	$87	$3,684

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash- settled on a daily basis and, therefore, are not included in this table.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair market value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair market value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net.  The effective portions of changes in the fair market value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2010 and 2009.

	Level 3 Fair Value Measurements at December 31, 2010
	Inventories Carried at Market, Net	Commodity Derivative Contracts, Net	Total
	(In millions)

Balance, September 30, 2010	$371	$35	$406
Total gains (losses), realized or unrealized, included in earnings before income taxes*	(27)	62	35
Purchases, issuances and settlements	43	1	44
Transfers into Level 3	2	(1)	1
Transfers out of Level 3	(83)	(5)	(88)
Ending balance, December 31, 2010	$306	$92	$398

* Includes gains of $122 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at December 31, 2010.

	Level 3 Fair Value Measurements at December 31, 2009
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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010 and 2009.

	Level 3 Fair Value Measurements at December 31, 2010
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2010	$427	$13	$440
Total gains (losses), realized or unrealized, included in earnings before income taxes*	4	98	102
Purchases, issuances and settlements	114	3	117
Transfers in to Level 3	8	–	8
Transfers out of Level 3	(247)	(22)	(269)
Ending balance, December 31, 2010	$306	$92	$398

* Includes gains of $169 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at December 31, 2010.

	Level 3 Fair Value Measurements at December 31, 2009
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

Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement on certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement on certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of December 31, 2010, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

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

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  These gains will remain in AOCI until the hedged transactions occur or it is probable the hedged transaction will not occur.  The Company recognized in earnings $55 million and $24 million of pre-tax gains from these interest rate swaps during the quarter and six months ended December 31, 2010, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2010 and June 30, 2010.

	December 31, 2010		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$162	$166	$200	$266
Interest Contracts	7	7	–	26
Commodity Contracts	4,153	3,343	2,727	3,152
Total	$4,322	$3,516	$2,927	$3,444

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the quarter and six months ended December 31, 2010 and 2009.

	Three months ended December 31,
	2010	2009
	(In Millions)

Interest Contracts
Other income (expense) – net	$55	$1

FX Contracts
Net sales and other operating income	$27	$(5)
Cost of products sold	5	18
Other income (expense) – net	(4)	20

Commodity Contracts
Cost of products sold	$(1,158)	$(584)
Total gain (loss) recognized in earnings	$(1,075)	$(550)

	Six months ended December 31,
	2010	2009
	(In Millions)

Interest Contracts
Other income (expense) – net	$24	$2

FX Contracts
Net sales and other operating income	$(7)	$(20)
Cost of products sold	64	25
Other income (expense) – net	32	28

Commodity Contracts
Cost of products sold	$(1,807)	$(409)
Total gain (loss) recognized in earnings	$(1,694)	$(374)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, or cost of products sold.  As of December 31, 2010, the Company has $17 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in the statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 13% and 100% of its monthly anticipated grind.  At December 31, 2010, the Company has hedged 100% of its anticipated monthly grind of corn over the next 3 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.5 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 47% and 77% of the quantity of its anticipated monthly natural gas purchases.  At December 31, 2010, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 9 months, ranging from 9% to 50% of its anticipated monthly natural gas purchases.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  At December 31, 2010, the amount in AOCI related to foreign exchange contracts designated as cash flow hedging instruments as of December 31, 2010 was immaterial.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its debentures.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  At December 31, 2010, AOCI included $26 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which $21 million relates to the interest rate swaps that were de-designated at March 31, 2010 as discussed earlier in Note 5.  The Company will recognize the $26 million of gains in its consolidated statement of earnings over the terms of the hedged items or when it is probable the hedged transactions will not occur.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2010 and June 30, 2010.

	December 31, 2010		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$1	$1	$2	$2
Total	$1	$1	$2	$2

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the quarter and six months ended December 31, 2010 and 2009.

	Consolidated	Three months ended
	Statement of	December 31,
	Earnings Location	2010	2009
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other (income) expense – net	$0	$0
Interest Contracts	Other (income) expense – net	0	0
Commodity Contracts	Cost of products sold	156	(8)
	Net sales and other operating income	(2)	0
Ineffective amount recognized in earnings	Cost of products sold	16	30
Total amount recognized in earnings		$170	$22

	Consolidated	Six months ended
	Statement of	December 31,
	Earnings Location	2010	2009
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other (income) expense – net	$0	$(1)
Interest Contracts	Other (income) expense – net	0	0
Commodity Contracts	Cost of products sold	221	(50)
	Net sales and other operating income	4	0
Ineffective amount recognized in earnings	Cost of products sold	33	22
Total amount recognized in earnings		$258	$(29)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the quarter and six months ended December 31, 2010 and 2009.

	Three months ended
	December 31,
	2010	2009
	(In millions)
Balance at September 30	$56	$(11)
Unrealized gains	135	81
Losses (gains) reclassified to earnings	(154)	8
Tax effect	6	(24)
Balance at December 31	$43	$54

	Six months ended
	December 31
	2010	2009
	(In millions)
Balance at June 30	$30	$(13)
Unrealized gains	247	58
Losses (gains) reclassified to earnings	(225)	51
Tax effect	(9)	(42)
Balance at December 31	$43	$54

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
December 31, 2010

United States government obligations
Maturity less than 1 year	$596	$–	$–	$596
Maturity 1 to 5 years	69	1	–	70
Government–sponsored enterprise obligations
Maturity 1 to 5 years	108	2	–	110
Maturity 5 to 10 years	83	2	–	85
Maturity greater than 10 years	255	8	(1)	262
Corporate debt securities
Maturity 1 to 5 years	41	–	–	41
Other debt securities
Maturity less than 1 year	164	–	–	164
Maturity 1 to 5 years	4	–	–	4
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	160	70	(10)	220
Trading	24	–	–	24
	$1,511	$83	$(11)	$1,583

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2010

United States government obligations
Maturity less than 1 year	$395	$–	$–	$395
Maturity 1 to 5 years	33	1	–	34
Government–sponsored enterprise obligations
Maturity 1 to 5 years	111	3	–	114
Maturity 5 to 10 years	122	4	–	126
Maturity greater than 10 years	232	9	–	241
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	46	2	–	48
Other debt securities
Maturity less than 1 year	659	–	–	659
Maturity 1 to 5 years	2	–	–	2
Maturity 5 to 10 years	6	–	–	6
Equity securities
Available-for-sale	54	48	(15)	87
Trading	20	–	–	20
	$1,690	$67	$(15)	$1,742

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents (Continued)

Of the $11 million in unrealized losses at December 31, 2010, $1 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $49 million and $23 million, respectively.  The market value of government-sponsored enterprise obligations with unrealized losses as of December 31, 2010 is $49 million.  The $1 million in unrealized losses associated with government-sponsored enterprise obligations are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of December 31, 2010 is $23 million.  The $10 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell this equity security, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investment before recovery of its amortized cost basis.

Note 7.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of December 31, 2010, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units).  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock no later than June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  The forward purchase contracts will only be included in the computation of diluted earnings per share to the extent they are dilutive.  As of December 31, 2010, the forward purchase contracts were not considered dilutive and therefore were not included in the computation of diluted earnings per share.

At December 31, 2010, the fair value of the Company’s long-term debt exceeded the carrying value by $739 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

At December 31, 2010, the Company had lines of credit totaling $8.4 billion, of which $3.3 billion was unused.  Of the Company’s total lines of credit, $6.5 billion support a commercial paper borrowing facility, against which there was $4.3 billion of commercial paper outstanding at December 31, 2010.  At June 30, 2010, the Company had lines of credit totaling $6.0 billion, of which $4.2 billion supported a commercial paper borrowing facility.  The Company expanded its overall commercial paper borrowing capacity with a $2.3 billion increase in short-term credit facilities in the quarter ended December 31, 2010.

For further information on the Notes and Units, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended December 31, 2010, was 27.0% and 26.6%, respectively compared to 28.4% and 29.5% for the quarter and six months ended December 31, 2009, respectively.  The decrease in the Company’s effective tax rate is primarily due to changes in the geographic mix of pretax earnings.

The Company is subject to income taxation in many jurisdictions around the world. The Company is also subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include questions regarding the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions.  Resolution of the related tax positions through negotiation with relevant tax authorities or through litigation may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential additional tax owed by the Company in accordance with ASC 740, Income Taxes.  However, the Company cannot accurately predict or provide assurance as to the ultimate outcome of these ongoing or future examinations.

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment from the Brazilian Federal Revenue Service (“BFRS”) in the amount of $503 million (subject to interest and variation in currency exchange rates) consisting of tax, penalty, and interest, challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income.  In June 2010, the BFRS initiated an audit related to the same matter for the tax years 2005, 2006, and 2007 resulting in an assessment for the tax years 2006 and 2007 in the amount of $105 million (subject to interest and variation in currency exchange rates).  No assessment was received for tax year 2005, which included taxable net hedging gains.  In addition, the statute of limitations for tax year 2005 expired on December 31, 2010.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $104 million (as of December 31, 2010 and subject to interest and variation in currency exchange rates).

In January 2010, ADM do Brasil filed an administrative appeal of the 2004 assessment with the BFRS.  A decision in favor of the BFRS was received in November 2010 and a second-level administrative appeal has been filed.  Additionally, an administrative appeal will be filed in February 2011 for the assessment related to the years 2006 and 2007.  If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.

The Company has evaluated its tax position regarding these hedging transactions and concluded, based upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense.  Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the BFRS.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)

Net earnings including noncontrolling interests	$729	$561	$1,071	$1,058
Unrealized gain (loss) on investments	(9)	1	13	16
Deferred gain (loss) on hedging activities	(13)	65	13	67
Pension liability adjustment	11	3	(2)	(5)
Foreign currency translation adjustment	(65)	(27)	424	122
Comprehensive income	653	603	1,519	1,258
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	(6)	(6)	(5)
Comprehensive income attributable to controlling interests	$656	$609	$1,525	$1,263

Note 10.	Other (Income) Expense - Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)

Interest expense	$115	$105	$232	$203
Investment income	(41)	(36)	(65)	(66)
Gain on Golden Peanut revaluation	(71)	–	(71)	–
Equity in earnings of affiliates	(138)	(139)	(263)	(291)
Unrealized gains on interest rate swaps	(55)	–	(24)	–
Other – net	14	(19)	(20)	(33)
Other (Income) Expense - Net	$(176)	$(89)	$(211)	$(187)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Segment Information

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)

Sales to external customers
Oilseeds Processing	$6,220	$4,880	$12,680	$11,238
Corn Processing	2,485	2,029	4,663	3,945
Agricultural Services	10,757	7,640	17,291	12,962
Other	1,468	1,364	3,095	2,689
Total	$20,930	$15,913	$37,729	$30,834

Intersegment sales
Oilseeds Processing	$36	$18	$53	$37
Corn Processing	9	8	17	17
Agricultural Services	797	703	1,257	1,148
Other	38	37	74	74
Total	$880	$766	$1,401	$1,276

Net sales
Oilseeds Processing	$6,256	$4,898	$12,733	$11,275
Corn Processing	2,494	2,037	4,680	3,962
Agricultural Services	11,554	8,343	18,548	14,110
Other	1,506	1,401	3,169	2,763
Intersegment elimination	(880)	(766)	(1,401)	(1,276)
Total	$20,930	$15,913	$37,729	$30,834

Segment operating profit
Oilseeds Processing	$325	$352	$633	$636
Corn Processing	399	290	740	478
Agricultural Services	426	150	558	325
Other	212	178	196	305
Total segment operating profit	1,362	970	2,127	1,744
Corporate	(364)	(186)	(667)	(243)
Earnings before income taxes	$998	$784	$1,460	$1,501

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry needs.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities, and transportation assets to buy, store, clean, and transport agricultural commodities, as adjuncts to its processing assets.  In South America, the Oilseeds Processing segment also operates fertilizer blending facilities.  This segment includes the Company’s share of the results of its equity method investment in Wilmar International Limited (WIL).  Also included is the Company’s share of results for its Golden Peanut Company LLC, Edible Oils Limited, and Stratas Foods, LLC joint ventures.  Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut Company LLC, the leading U.S. peanut sheller and oil refiner.  The Company will begin consolidating the operating results of Golden Peanut Company LLC beginning with the third quarter of fiscal 2011.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose is also used by the Company as a feedstock for its bioproducts operations.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

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

Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results include the impact of LIFO-related inventory adjustments, the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries, unallocated corporate expenses, and unallocated net interest costs.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

The Company’s oilseeds processing, agricultural services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold.  Thus, changes in gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net earnings attributable to controlling interests increased $165 million to $732 million due principally to a $392 million increase in segment operating profit, partially offset by increased charges associated with changes in LIFO inventory valuations caused by increasing agricultural commodity prices.  Earnings before income taxes for the three months ended December 31, 2010, include a LIFO charge of $254 million, compared to a LIFO charge of $54 million in the prior year.

Income taxes increased $46 million due to higher earnings before income taxes partially offset by a lower effective income tax rate, which resulted from changes in the geographic mix of earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Prices for certain agricultural commodities were higher this quarter in response to projections of good global demand and tighter supplies.  The projections of lower carryover stocks for certain commodities, coupled with regional crop supply dislocations for certain commodities, also led to generally more volatile commodity markets. The large North American harvest along with strong global demand resulted in improved global merchandising, handling, and processing opportunities and increased volumes.  Protein meal demand was underpinned by good demand in Asia.  Biodiesel markets continued to develop in Europe and South America in response to increasing government mandates which supported demand for refined and crude vegetable oils.  Corn sweetener sales volumes were higher due primarily to strong U.S. export demand.  Ethanol margins and volumes improved as gasoline blending economics were favorable.  Relatively high world wheat and sugar prices made U.S. corn ethanol the most competitive ethanol for world markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	December 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$3,993	$3,008	$985
Refining, Packaging, Biodiesel & Other	2,155	1,828	327
Asia	72	44	28
Total Oilseeds Processing	6,220	4,880	1,340

Corn Processing
Sweeteners & Starches	874	818	56
Bioproducts	1,611	1,211	400
Total Corn Processing	2,485	2,029	456

Agricultural Services
Merchandising & Handling	10,697	7,597	3,100
Transportation	60	43	17
Total Agricultural Services	10,757	7,640	3,117

Other
Processing	1,439	1,341	98
Financial	29	23	6
Total Other	1,468	1,364	104
Total	$20,930	$15,913	$5,017

Net sales and other operating income increased 32% to $20.9 billion due principally to higher average selling prices, primarily related to higher underlying commodity costs, and to higher sales volumes as global demand was strong.  Agricultural Services sales increased 41% to $10.8 billion, due to higher average selling prices and increased global sales volumes.  Oilseeds sales increased 27% to $6.2 billion due to higher average selling prices and increased sales volumes of vegetable oil, merchandised commodities, fertilizer, and protein meal.  Corn Processing sales increased 22% to $2.5 billion due principally to higher average selling prices of ethanol, increased sales volumes of sweeteners due to higher U.S. export shipments, and higher ethanol sales volumes reflecting the start up of the Company’s two new corn dry mills.  Other sales increased 8% to $1.5 billion primarily due to higher average selling prices for cocoa products and wheat flour partially offset by lower sales volumes for wheat flour.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 33% to $19.7 billion due principally to higher sales volumes and higher costs of agricultural commodities and to increased charges resulting from changes in LIFO inventory valuations.  Manufacturing expenses increased $68 million primarily due to higher employee-related costs, higher maintenance costs, and higher chemicals costs, in part due to higher processing volumes resulting from the Company’s new greenfield operations coming on-line.  During the quarter ended December 31, 2010, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimates resulted in a $39 million decrease in depreciation expense in the current quarter compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses included $22 million related to the start up of new plants this quarter compared to $32 million in the prior year quarter.

Selling, general and administrative expenses increased 15% to $412 million due principally to higher employee-related costs, including higher accruals for performance-based compensation and higher benefit expenses.

Other income – net increased $87 million primarily due to the $71 million gain resulting from the revaluation of the Company’s previously held equity interest in Golden Peanut Company LLC (“Golden Peanut Gain”). Other income – net also includes unrealized gains on interest rate swaps of $55 million partially offset by the higher expense for the eliminations of earnings attributable to mandatorily redeemable interests.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	December 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$200	$193	$7
Refining, Packaging, Biodiesel & Other	78	76	2
Asia	47	83	(36)
Total Oilseeds Processing	325	352	(27)

Corn Processing
Sweeteners & Starches	119	171	(52)
Bioproducts	280	119	161
Total Corn Processing	399	290	109

Agricultural Services
Merchandising & Handling	376	103	273
Transportation	50	47	3
Total Agricultural Services	426	150	276

Other
Processing	160	159	1
Financial	52	19	33
Total Other	212	178	34
Total Segment Operating Profit	1,362	970	392
Corporate	(364)	(186)	(178)
Earnings Before Income Taxes	$998	$784	$214

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results for the quarter are as follows:

	Three Months Ended
	December 31,
	2010	2009	Change
	(In millions)

LIFO charge	$(254)	$(54)	$(200)
Unallocated interest expense - net	(83)	(71)	(12)
Unallocated corporate costs	(66)	(70)	4
Unrealized gains on interest rate swaps	55	–	55
Other	(16)	9	(25)
Total Corporate	$(364)	$(186)	$(178)

Oilseeds Processing operating profit decreased $27 million to $325 million.  Crushing and Origination results increased $7 million to $200 million.  Included in the current quarter’s operating profit was the $71 million Golden Peanut Gain.  South American operating profit increased due to improved fertilizer and grain origination results.  European results were lower due principally to the recognition of losses from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis.  These mark-to-market timing losses were partially offset by improved margins, including the impact of favorable softseed positioning.  Refining, Packaging, Biodiesel and Other results increased $2 million to $78 million due principally to the impacts of favorable positioning on biodiesel results in Europe partially offset by lower margins at the Company’s South American refining and packaging operations.  Asia results decreased $36 million due principally to decreased earnings from the Company’s equity investee, Wilmar International Limited.

Corn Processing operating profit increased $109 million to $399 million and were enhanced by favorable corn ownership positions.  Sweeteners and Starches operating profit decreased $52 million to $119 million due to lower year-over-year average sweetener selling prices and higher net corn costs partially offset by increased sales volumes.  Sales volumes increased due to higher U.S. exports of sweeteners and improved U.S. demand for industrial starches.  Bioproducts operating profit improved $161 million primarily due to increased ethanol and lysine gross margins and higher ethanol sales volumes.  Ethanol gross margins increased due to higher average selling prices partially offset by higher net corn costs.  Lysine gross margins increased principally due to higher average selling prices.  Ethanol sales volumes increased reflecting the start up during 2010 of the Company’s two new dry mill operations.  Bioproducts results were negatively impacted by startup costs of $22 million in the current quarter and $32 million the same period last year related to the Company’s new plants.

Agricultural Services operating profit increased $276 million to $426 million.  Merchandising and Handling results were higher due to increased sales volumes and improved gross margins.  A large U.S. harvest combined with strong international demand resulted in record quantities of U.S. grain exports by the Company.  Additionally, the global merchandising results were enhanced by favorable positioning.  Transportation results increased $3 million to $50 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. grain export volumes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profit increased $34 million to $212 million.  Other processing operating profit was similar to last year’s strong results.  Higher wheat operating profit was offset by decreased cocoa results.  Cocoa operating profit declined due primarily to a $24 million decrease in unrealized mark-to-market gains related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Financial operating profit increased $33 million primarily due to decreased loss reserves resulting from lower estimated captive insurance losses.

Corporate results decreased $178 million principally due to higher charges related to LIFO inventory valuations, higher expense from the elimination of after-tax mandatorily redeemable interests in consolidated subsidiaries, and higher corporate unallocated interest expense.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $254 million this quarter compared to a charge of $54 million for the prior year’s quarter.  Corporate unallocated interest expense increased $12 million.  During last year’s quarter, approximately $21 million of the Company’s interest cost was capitalized in connection with major construction projects in progress.  Most of the assets associated with these projects are now in-service resulting in significantly less capitalized interest this quarter.  Lower capitalized interest was partially offset by decreased interest expense as a result of debt retirements.  Also included in Corporate was $55 million of unrealized gains on interest rate swaps entered into in connection with future debt remarketing.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Net earnings attributable to controlling interests increased $14 million to $1.1 billion due principally to higher segment operating profit and lower income taxes partially offset by increased charges associated with LIFO inventory reserves caused by increasing agricultural commodity prices.  Earnings before income taxes for the six months ended December 31, 2010, include a LIFO charge of $377 million, compared to a LIFO credit of $22 million in the prior year.  Segment operating profit for the six months ended December 31, 2010 was $2.1 billion compared to $1.7 billion for the six months ended December 31, 2009.

Income taxes decreased $54 million due primarily to a lower effective income tax rate, which resulted from changes in the geographic mix of earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Prices for certain agricultural commodities were higher this period in response to projections of good global demand and tighter supplies.  The projections of lower carryover stocks for certain commodities, coupled with regional crop supply dislocations for certain commodities, also led to generally more volatile commodity markets.  The large North American harvest along with strong global demand resulted in improved global merchandising, handling, and processing opportunities and increased volumes.  Protein meal demand was underpinned by good demand in Asia.  Biodiesel markets continued to develop in Europe and South America in response to increasing government mandates which supported demand for refined and crude vegetable oils.  Corn sweetener sales volumes were higher due primarily to strong U.S. export demand.  Ethanol margins and volumes improved as gasoline blending economics were favorable.  Relatively high world wheat and sugar prices made U.S. corn ethanol the most competitive ethanol for world markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	December 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$8,449	$7,512	$937
Refining, Packaging, Biodiesel & Other	4,106	3,642	464
Asia	125	84	41
Total Oilseeds Processing	12,680	11,238	1,442

Corn Processing
Sweeteners & Starches	1,748	1,704	44
Bioproducts	2,915	2,241	674
Total Corn Processing	4,663	3,945	718

Agricultural Services
Merchandising & Handling	17,183	12,878	4,305
Transportation	108	84	24
Total Agricultural Services	17,291	12,962	4,329

Other
Processing	3,040	2,643	397
Financial	55	46	9
Total Other	3,095	2,689	406
Total	$37,729	$30,834	$6,895

Net sales and other operating income increased 22% to $37.7 billion principally due to higher sales volumes and, to a lesser extent, higher average selling prices.  Agricultural Services sales increased 33% to $17.3 billion due to higher global sales volumes of agricultural commodities and higher average selling prices.  Oilseeds Processing sales increased 13% to $12.7 billion primarily due to higher sales volumes of merchandised agricultural commodities, protein meal, and biodiesel and higher average selling prices of vegetable oil, biodiesel, and fertilizer.  Corn Processing sales increased 18% to $4.7 billion due to higher average selling prices of ethanol, higher U.S. export sales volumes of sweeteners, and increased ethanol sales volumes reflecting the start up of the Company’s two new corn dry mills.  Other sales increased 15% to $3.1 billion primarily due to higher average selling prices and sales volumes of cocoa products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 24% to $35.7 billion due principally to higher sales volumes and higher costs of agricultural commodities and to increased charges associated with changes in LIFO inventory reserves.  Manufacturing expenses increased $212 million primarily due to higher processing volumes, in part due to the Company’s new greenfield construction operations coming on-line, including higher chemicals costs, higher depreciation expense, increased energy prices, and higher employee-related costs.  During the quarter ended December 31, 2010, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimates resulted in a $39 million decrease in depreciation expense in the current period compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses also included $54 million related to the start up of new plants this period compared to $44 million in the prior year six months.

Selling, general and administrative expenses increased 11% to $793 million due principally to higher employee-related costs, including accruals for performance-based compensation and higher benefit expenses.

Other income – net increased $24 million primarily due to the $71 million Golden Peanut Gain and unrealized gains on interest rate swaps of $24 million, partially offset by a $28 million decrease in equity earnings of unconsolidated affiliates and a $29 million increase in interest expense.  Capitalized interest cost declined by $50 million and was partially offset by lower interest expense of $18 million on long term debt as a result of debt retirements.

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	December 31,
	2010	2009	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$376	$328	$48
Refining, Packaging, Biodiesel & Other	154	146	8
Asia	103	162	(59)
Total Oilseeds Processing	633	636	(3)

Corn Processing
Sweeteners & Starches	265	365	(100)
Bioproducts	475	113	362
Total Corn Processing	740	478	262

Agricultural Services
Merchandising & Handling	479	260	219
Transportation	79	65	14
Total Agricultural Services	558	325	233

Other
Processing	186	266	(80)
Financial	10	39	(29)
Total Other	196	305	(109)
Total Segment Operating Profit	2,127	1,744	383
Corporate	(667)	(243)	(424)
Earnings Before Income Taxes	$1,460	$1,501	$(41)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results for the six months are as follows:

	Six Months Ended
	December 31,
	2010	2009	Change
	(In millions)

LIFO credit (charge)	$(377)	$22	$(399)
Unallocated interest expense - net	(172)	(136)	(36)
Unallocated corporate costs	(139)	(139)	–
Unrealized gains on interest rate swaps	24	–	24
Other	(3)	10	(13)
Total Corporate	$(667)	$(243)	$(424)

Oilseeds Processing operating profit decreased $3 million to $633 million.  Crushing and Origination results increased $48 million to $376 million.  Included in the current year’s operating profit was the $71 million Golden Peanut Gain.  Margins were enhanced by good positioning and by improved origination results.  Overall, crushing volumes increased by 5%.  In South America, fertilizer results improved due to higher margins and volumes.  European results were lower due principally to the recognition of losses from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis.  These mark-to-market timing losses were partially offset by improved margins, including the impact of favorable softseed positioning.  Refining, Packaging, Biodiesel and Other results increased $8 million to $154 million due principally to the impacts of favorable positioning on biodiesel results in Europe partially offset by lower margins at the Company’s South American refining and packaging operations.  Asia results decreased $59 million due principally to decreased earnings from the Company’s equity investee, Wilmar International Limited.

Corn Processing operating profit increased $262 million to $740 million and was enhanced by favorable corn ownership positions.  Sweeteners and Starches operating profit decreased $100 million to $265 million due to lower average sweetener selling prices and higher net corn costs partially offset by higher sales volumes.  Sales volumes increased due to strong U.S. export shipments of sweeteners and improved U.S. demand for industrial starches.  Bioproducts operating profit improved $362 million primarily due to increased ethanol margins, higher ethanol sales volumes and stronger lysine margins.  Bioproducts results were negatively impacted by startup costs of $54 million in the current period compared to $42 million in the prior period related to the Company’s new plants.

Agricultural Services operating profit increased $233 million to $558 million.  Merchandising and Handling results increased due to higher sales volumes and higher gross margins.  A large U.S. harvest combined with strong international demand resulted in higher U.S. export shipments.  Strong global merchandising results in the second quarter more than offset weaker results from less favorable positioning earlier in the year.  Merchandising and Handling results in the current period include an insurance recovery of $67 million related to property damage and business interruption resulting from a fiscal year 2009 explosion at the Company’s Destrehan, Louisiana export facility.  Transportation results increased $14 million to $79 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. export volumes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profit decreased $109 million to $196 million.  Other processing operating profit decreased $80 million due primarily to timing effects resulting from unrealized mark-to-market losses of $37 million in the current period compared to unrealized mark-to-market gains of $63 million in the prior period related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Equity earnings from the Company’s equity investee, Gruma S.A.B. de C.V., were $24 million lower in the current period.  Partially offsetting these losses were improved wheat milling results and an increase in sales volumes of cocoa and cocoa products.  Financial operating profit decreased $29 million primarily due to higher captive insurance loss provisions principally related to the Company’s Destrehan, Louisiana export facility insurance claim.

Corporate results decreased $424 million.  The effects of changing commodity prices on LIFO inventory reserves resulted in a charge of $377 million compared to a credit of $22 million for the prior period.  Corporate unallocated interest expense increased $36 million.  During the six months ended December 31, 2009, approximately $53 million of the Company’s interest cost was capitalized in connection with major construction projects in progress.  Most of the assets associated with these projects are now in-service resulting in significantly less capitalized interest for the six months ended December 31, 2010.  Lower capitalized interest was partially offset by lower interest expense as a result of debt retirements.  Also included in Corporate was $24 million of unrealized gains on interest rate swaps entered into in connection with debt remarketing.

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

At December 31, 2010, the Company had $1.2 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $8.3 billion of readily marketable commodity inventories.  Cash used in operating activities was $4.1 billion for the six months compared to cash provided by operating activities of $1.4 billion the same period last year.  Working capital increased in the current year due principally to significantly increasing agricultural commodity market prices and higher inventories associated with the North American harvest.  Cash used in investing activities was $1.1 billion for the six months compared to $0.8 billion the same period last year, principally due to lower capital expenditures reflecting the completion of the majority of the Company’s large greenfield construction projects.  Cash provided by financing activities was $4.7 billion for the six months compared to cash used in financing activities of $0.3 billion for the same period last year. Net short-term borrowings, principally commercial paper, increased primarily as a result of changes in working capital.

At December 31, 2010, the Company’s capital resources included net worth of $15.9 billion and lines of credit totaling $8.4 billion, of which $3.3 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 30% at December 31, 2010 and 32% at June 30, 2010.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $6.5 billion support a commercial paper borrowing facility, against which there was $4.3 billion of commercial paper outstanding at December 31, 2010.

The Company is actively evaluating options to further increase and diversify its funding sources, including the debt remarketing associated with the $1.75 billion Equity Units (See Note 7 to the consolidated financial statements for additional information about the Equity Units).  These funding options are being evaluated in conjunction with the Company’s expected business needs for liquidity including working capital and investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of December 31, 2010 were $20.5 billion.  As of December 31, 2010, the Company expects to make payments related to purchase obligations of $19.5 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories, including readily marketable commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the six months ended December 31, 2010.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended December 31, 2010 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	December 31, 2010		June 30, 2010
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$2,010	$201	$429	$43
Lowest position	156	16	(667)	(67)
Average position	1,236	124	(190)	(19)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position and, to a lesser extent, increased commodity prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the six months ended December 31, 2010.  For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May
	of Shares	Price Paid	Part of Publicly	Be Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2010 to
October 31, 2010	2,048	$32.134	140	95,178,946

November 1, 2010 to
November 30, 2010	452,536	30.931	444,006	94,734,940

December 1, 2010 to
December 31, 2010	1,384,716	30.157	1,377,367	93,357,573

Total	1,839,300	$30.350	1,821,513	93,357,573

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

 The Annual Meeting of Stockholders was held on November 4, 2010.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board of Director nominees as listed in the proxy statement and all nominees were elected as follows:

Nominee	Shares Cast For	Shares Withheld

G. W. Buckley	468,012,804	13,516,136
M. H. Carter	468,170,588	13,357,552
P. Dufour	460,234,466	21,294,474
D. E. Felsinger	452,871,313	28,657,627
V. F. Haynes	476,641,287	4,887,653
A. Maciel	474,367,659	7,161,281
P. J. Moore	458,747,421	22,781,519
T. F. O’Neill	475,755,769	5,773,171
K. R. Westbrook	473,425,036	7,797,720
P. A. Woertz	462,792,344	18,430,412

The appointment of Ernst & Young LLP as independent accountants was ratified at the meeting by the following votes:

For	Against	Abstain

529,576,564	8,842,915	1,694,488

 The Stockholder’s proposal regarding political contributions was defeated as follows:

For	Against	Abstain

20,916,915	387,925,949	76,684,330

 The Stockholder’s proposal regarding report on political contributions was defeated as follows:

For	Against	Abstain

116,516,767	293,318,022	71,686,859

ITEM 6.	EXHIBITS

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on August 12, 2009 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4)
Second Supplemental Indenture, dated as of November 29, 2010, between Archer-Daniels-Midland Company and The Bank of New York, as Trustee, filed on November 30, 2010 as Exhibit 4.3 to the Current Report on Form 8-K (File No. 1-44), is incorporated herein by reference.

(10.1)	Second Amendment to ADM Supplemental Retirement Plan (As Amended and Restated Effective January 1, 2009).

(10.2)	Second Amendment to ADM Deferred Compensation Plan for Selected Management Employees II (As Amended and Restated Effective January 1, 2009).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: February 8, 2011