Form 10-Q
period 2011-03-31
ARCHER DANIELS MIDLAND CO
filed 2011-05-10
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Common Stock, no par value – 637,880,202 shares
(April 29, 2011)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In millions, except
	per share amounts)

Net sales and other operating income	$20,077	$15,145
Cost of products sold	18,917	14,254
Gross Profit	1,160	891

Selling, general and administrative expenses	395	355
Other (income) expense – net	(26)	2
Earnings Before Income Taxes	791	534

Income taxes	223	118
Net Earnings Including Noncontrolling Interests	568	416

Less: Net earnings (losses) attributable to noncontrolling interests	(10)	(5)

Net Earnings Attributable to Controlling Interests	$578	$421

Average number of shares outstanding – basic	638	643

Average number of shares outstanding – diluted	684	645

Basic earnings per common share	$0.91	$0.65

Diluted earnings per common share	$0.86	$0.65

Dividends per common share	$0.16	$0.15

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(In millions, except
	per share amounts)

Net sales and other operating income	$57,806	$45,979
Cost of products sold	54,604	43,062
Gross Profit	3,202	2,917

Selling, general and administrative expenses	1,188	1,067
Other (income) expense – net	(237)	(185)
Earnings Before Income Taxes	2,251	2,035

Income taxes	612	561
Net Earnings Including Noncontrolling Interests	1,639	1,474

Less: Net earnings (losses) attributable to noncontrolling interests	(16)	(10)

Net Earnings Attributable to Controlling Interests	$1,655	$1,484

Average number of shares outstanding – basic	639	643

Average number of shares outstanding – diluted	655	644

Basic earnings per common share	$2.59	$2.31

Diluted earnings per common share	$2.55	$2.30

Dividends per common share	$0.46	$0.43

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2011	2010
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$858	$1,046
Short-term marketable securities	765	394
Segregated cash and investments	3,051	2,337
Receivables	10,428	6,122
Inventories	13,409	7,611
Other assets	741	624
Total Current Assets	29,252	18,134

Investments and Other Assets
Investments in and advances to affiliates	3,062	2,799
Long-term marketable securities	847	678
Goodwill	594	523
Other assets	693	702
Total Investments and Other Assets	5,196	4,702

Property, Plant, and Equipment
Land	302	277
Buildings	4,371	4,008
Machinery and equipment	16,046	15,107
Construction in progress	630	612
	21,349	20,004
Accumulated depreciation	(12,034)	(11,292)
Net Property, Plant, and Equipment	9,315	8,712
Total Assets	$43,763	$31,548

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$5,732	$374
Accounts payable	7,703	5,538
Accrued expenses	3,252	2,317
Current maturities of long-term debt	176	344
Total Current Liabilities	16,863	8,573

Long-Term Liabilities
Long-term debt	8,350	6,830
Deferred income taxes	517	439
Other	1,353	1,075
Total Long-Term Liabilities	10,220	8,344

Shareholders’ Equity
Common stock	5,086	5,151
Reinvested earnings	11,718	10,357
Accumulated other comprehensive income (loss)	(152)	(899)
Noncontrolling interests	28	22
Total Shareholders’ Equity	16,680	14,631
Total Liabilities and Shareholders’ Equity	$43,763	$31,548

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,639	$1,474
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	665	673
Deferred income taxes	185	90
Equity in (earnings) losses of affiliates, net of dividends	(222)	(232)
Gain on Golden Peanut revaluation	(71)	–
Stock compensation expense	41	41
Pension and postretirement accruals (contributions), net	69	(133)
Charges on early extinguishment of debt	–	75
Deferred cash flow hedges	(13)	17
Other – net	(72)	13
Changes in operating assets and liabilities
Segregated cash and investments	(691)	(88)
Receivables	(3,590)	1,228
Inventories	(5,121)	(551)
Other assets	(200)	(190)
Accounts payable and accrued expenses	2,632	358
Total Operating Activities	(4,749)	2,775

Investing Activities
Purchases of property, plant, and equipment	(913)	(1,230)
Proceeds from sales of property, plant, and equipment	52	25
Net assets of businesses acquired	(206)	(59)
Purchases of marketable securities	(1,874)	(1,012)
Proceeds from sales of marketable securities	1,370	1,086
Other – net	(16)	(23)
Total Investing Activities	(1,587)	(1,213)

Financing Activities
Long-term debt borrowings	1,563	14
Long-term debt payments	(306)	(546)
Debt purchase premium and costs	–	(71)
Net borrowings (payments) under lines of credit agreements	5,259	(89)
Purchases of treasury stock	(94)	–
Cash dividends	(293)	(276)
Other – net	19	10
Total Financing Activities	6,148	(958)

Increase (decrease) in cash and cash equivalents	(188)	604
Cash and cash equivalents beginning of period	1,046	1,055

Cash and cash equivalents end of period	$858	$1,659

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2010	639	$5,151	$10,357	$(899)	$22	$14,631

Comprehensive income
Net earnings			1,655		(16)
Other comprehensive income				747
Total comprehensive income						2,386
Cash dividends paid-$.46 per share			(293)			(293)
Treasury stock purchases	(3)	(94)				(94)
Stock compensation expense		41				41
Other	2	(12)	(1)		22	9
Balance March 31, 2011	638	$5,086	$11,718	$(152)	$28	$16,680

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2010.

Principles of Consolidation

Effective in the second quarter of fiscal year 2011, one of the Company’s majority-owned subsidiaries changed its accounting period to align with the Company’s reporting period resulting in the elimination of a one-month lag in the reporting of the consolidated subsidiary’s financial results.  The effect of this change on after-tax earnings for the nine months ended March 31, 2011 was immaterial.

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

The Company has seasonal financing arrangements with farmers in certain countries around the world.  Typically, advances occur during the planting season and are repaid at harvest.  As of March 31, 2011, $319 million of receivables under these financing arrangements were outstanding, the majority of which was secured by various forms of collateral.  Receivables are placed on non-accrual status when the accounts are in legal dispute.  Interest income and losses on these inventory financing arrangements are not material.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

The Company also has loans receivable through its wholly-owned subsidiary, Hickory Point Bank and Trust.  As of March 31, 2011, $274 million of loans were outstanding.  The accrual of interest on loans is discontinued when the loan is 90 days past due unless the credit is well-secured and in the process of collection.  Interest income and losses on bank loans are not material.

Other than as discussed above, the Company’s financing receivables as of March 31, 2011 were immaterial.

Change in Estimate

During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets in order to better match the Company’s depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods.  The new estimated service lives were established based on manufacturing engineering data, external benchmark data and on new information obtained as a result of the Company’s recent major construction projects.  These new estimated service lives are also supported by biofuels legislation and mandates in many countries that are driving requirements over time for greater future usage and higher blend rates of biofuels.

The Company accounted for this service life update as a change in accounting estimate as of October 1, 2010 in accordance with the guidance of ASC Topic 250, Accounting Changes and Error Corrections, thereby impacting the quarter in which the change occurred and future quarters.  The effect of this change on after-tax earnings and diluted earnings per share was an increase of $31 million and $0.05, respectively for the quarter ended March 31, 2011 and $55 million and $0.08, respectively for the nine months ended March 31, 2011.

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

During the nine months ended March 31, 2011, the Company made three acquisitions for a total cost of $206 million and recorded a preliminary allocation of the purchase price related to these acquisitions.  The acquisition of Alimenta (USA), Inc., the Company’s former 50 percent partner in Golden Peanut Company LLC (“Golden Peanut”), was the only significant acquisition during the nine months ended March 31, 2011.  This transaction resulted in the Company obtaining the control of the remaining outstanding shares of Golden Peanut, the largest U.S. handler, processor and exporter of peanuts.  This business fits well with the Company’s existing U.S. oilseed and export operations in its global oilseed business.  A pre-tax gain of $71 million was recognized in the second quarter as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest based on the guidance of ASC Topic 805, Business Combinations.

The net cash purchase price for these three acquisitions of $206 million plus the acquisition-date fair value of the equity interest the Company previously held in Golden Peanut was preliminarily allocated to working capital, property, plant and equipment, goodwill, other long-term assets, and liabilities for $109 million, $189 million, $60 million, $46 million, and $30 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements (Continued)

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the quarter and nine months ended March 31, 2011, the Company had no transfers between Levels 1 and 2.

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and June 30, 2010.

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$6,336	$735	$7,071
Unrealized derivative gains:
Commodity contracts	1,140	2,072	115	3,327
Foreign exchange contracts	–	277	–	277
Interest rate contracts	–	13	–	13
Marketable securities	1,640	576	–	2,216
Total Assets	$2,780	$9,274	$850	$12,904
Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,338	$1,330	$20	$2,688
Foreign exchange contracts	–	179	–	179
Interest rate contracts	–	11	–	11
Inventory-related payables	–	482	97	579
Total Liabilities	$1,338	$2,002	$117	$3,457

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,774	$458	$4,232
Unrealized derivative gains:
Commodity contracts	777	1,883	69	2,729
Foreign exchange contracts	162	38	–	200
Marketable securities	1,067	543	–	1,610
Total Assets	$2,006	$6,238	$527	$8,771
Liabilities:
Unrealized derivative losses:
Commodity contracts	$937	$2,161	$56	$3,154
Foreign exchange contracts	184	82	–	266
Interest rate contracts	–	26	–	26
Inventory-related payables	–	207	31	238
Total Liabilities	$1,121	$2,476	$87	$3,684

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010.

	Level 3 Fair Value Measurements at March 31, 2011
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, December 31, 2010	$306	$92	$398
Total gains (losses), realized or unrealized, included in earnings before income taxes*	236	4	240
Purchases, issuances and settlements	(46)	(4)	(50)
Transfers into Level 3	142	13	155
Transfers out of Level 3	–	(10)	(10)
Ending balance, March 31, 2011	$638	$95	$733

* Includes gains of $79 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at March 31, 2011.

	Level 3 Fair Value Measurements at March 31, 2010
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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2011 and 2010.

	Level 3 Fair Value Measurements at March 31, 2011
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2010	$427	$13	$440
Total gains (losses), realized or unrealized, included in earnings before income taxes*	240	102	342
Purchases, issuances and settlements	68	(1)	67
Transfers into Level 3	150	13	163
Transfers out of Level 3	(247)	(32)	(279)
Ending balance, March 31, 2011	$638	$95	$733

* Includes gains of $248 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at March 31, 2011.

	Level 3 Fair Value Measurements at March 31, 2010
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

Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of March 31, 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

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

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  These gains will remain in AOCI and will be amortized over the life of the hedged transaction.  The Company recognized in earnings $6 million and $30 million of pre-tax gains from these interest rate swaps during the quarter and nine months ended March 31, 2011, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2011 and June 30, 2010.

	March 31, 2011		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$277	$179	$200	$266
Interest Contracts	10	3	–	26
Commodity Contracts	3,326	2,687	2,727	3,152
Total	$3,613	$2,869	$2,927	$3,444

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the quarter and nine months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	(In Millions)

Interest Contracts
Other income/expense – net	$6	$0

FX Contracts
Net sales and other operating income	$(11)	$19
Cost of products sold	41	21
Other income/expense – net	35	(9)

Commodity Contracts
Cost of products sold	$(104)	$553
Total gain (loss) recognized in earnings	$(33)	$584

	Nine months ended March 31,
	2011	2010
	(In Millions)

Interest Contracts
Other income/expense – net	$30	$2

FX Contracts
Net sales and other operating income	$(18)	$(1)
Cost of products sold	105	46
Other income/expense – net	67	19

Commodity Contracts
Cost of products sold	$(1,911)	$144
Total gain (loss) recognized in earnings	$(1,727)	$210

Derivatives Designated as Cash Flow Hedging Strategies

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss of the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion), hedge components excluded from the assessment of effectiveness, and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, or cost of products sold.  As of March 31, 2011, the Company has $3 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in the statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 14% and 100% of its monthly anticipated grind.  At March 31, 2011, the Company has hedged between 1% and 100% of its anticipated monthly grind of corn over the next 9 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.7 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 47% and 58% of the quantity of its anticipated monthly natural gas purchases.  At March 31, 2011, the Company has hedged portions of its anticipated monthly purchases of natural gas over the next 15 months, ranging from 5% to 48% of its anticipated monthly natural gas purchases.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 7 million to 16 million gallons of ethanol per month under this program.  At March 31, 2011, the Company has hedged between 3 million to 16 million gallons of contracted ethanol sales per month over the next 9 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time uses forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and some sales contracts denominated in non-functional currency.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currency, the Company will hedge some portion of the forecasted foreign currency expenditures and/or receipts.  At March 31, 2011, the amount in AOCI related to foreign exchange contracts designated as cash flow hedging instruments was immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its debentures.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date the Company decided to issue the debt to the date when the debt will actually be issued.  At March 31, 2011, AOCI included $23 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which $21 million relates to the interest rate swaps that were de-designated at March 31, 2010 as discussed earlier in Note 5.  The Company will recognize the $23 million of gains in its consolidated statement of earnings over the terms of the hedged items which range from 10 to 30 years or when it is probable the hedged transactions will not occur.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2011 and June 30, 2010.

	March 31, 2011		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Interest Contracts	$3	$8	$–	$–
Commodity Contracts	1	1	2	2
Total	$4	$9	$2	$2

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the quarter and nine months ended March 31, 2011 and 2010.

	Consolidated	Three months ended
	Statement of	March 31,
	Earnings Location	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Other income expense – net	0	0
Commodity Contracts	Cost of products sold	112	(18)
	Net sales and other operating income	(12)	0
Ineffective amount recognized in earnings
Interest Contracts	Other income/expense – net	1	–
Commodity Contracts	Cost of products sold	8	(82)
Total amount recognized in earnings		$109	$(100)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

	Consolidated	Nine months ended
	Statement of	March 31,
	Earnings Location	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$(1)
Interest Contracts	Other income/expense – net	0	0
Commodity Contracts	Cost of products sold	333	(68)
	Net sales and other operating income	(8)	0
Ineffective amount recognized in earnings
Interest Contracts	Other income/expense – net	1	–
Commodity Contracts	Cost of products sold	41	(60)
Total amount recognized in earnings		$367	$(129)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the quarter and nine months ended March 31, 2011 and 2010.

	Three months ended
	March 31,
	2011	2010
	(In millions)

Balance at December 31	$43	$54
Unrealized gains (losses)	61	(94)
Losses (gains) reclassified to earnings	(101)	19
Tax effect	16	28
Balance at March 31	$19	$7

	Nine months ended
	March 31,
	2011	2010
	(In millions)

Balance at June 30	$30	$(13)
Unrealized gains (losses)	308	(36)
Losses (gains) reclassified to earnings	(326)	70
Tax effect	7	(14)
Balance at March 31	$19	$7

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2011

United States government obligations
Maturity less than 1 year	$714	$–	$–	$714
Maturity 1 to 5 years	71	1	–	72
Government–sponsored enterprise obligations
Maturity 1 to 5 years	130	2	–	132
Maturity 5 to 10 years	62	2	–	64
Maturity greater than 10 years	273	6	(1)	278
Corporate debt securities
Maturity 1 to 5 years	35	–	–	35
Other debt securities
Maturity less than 1 year	431	–	–	431
Maturity 1 to 5 years	3	–	–	3
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	159	83	(9)	233
Trading	23	–	–	23
	$1,908	$94	$(10)	$1,992

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2010

United States government obligations
Maturity less than 1 year	$395	$–	$–	$395
Maturity 1 to 5 years	33	1	–	34
Government–sponsored enterprise obligations
Maturity 1 to 5 years	111	3	–	114
Maturity 5 to 10 years	122	4	–	126
Maturity greater than 10 years	232	9	–	241
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	46	2	–	48
Other debt securities
Maturity less than 1 year	659	–	–	659
Maturity 1 to 5 years	2	–	–	2
Maturity 5 to 10 years	6	–	–	6
Equity securities
Available-for-sale	54	48	(15)	87
Trading	20	–	–	20
	$1,690	$67	$(15)	$1,742

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents (Continued)

Of the $10 million in unrealized losses at March 31, 2011, $1 million arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months and for 12 months and longer is $77 million and $25 million, respectively.  The market value of government-sponsored enterprise obligations with unrealized losses as of March 31, 2011 is $77 million.  The $1 million in unrealized losses associated with government-sponsored enterprise obligations are not considered to be other-than-temporary because the present value of expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of March 31, 2011 is $25 million.  The $9 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company does not intend to sell this equity security, and, based upon its evaluation, the Company does not believe it is likely that the Company will be required to sell the investment before recovery of its cost.

Note 7.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of March 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.

The Company also has outstanding $1.75 billion principal amount of Equity Units (the Units).  The Units are a combination of (a) debt and (b) forward purchase contracts for the holder to purchase the Company’s common stock.  The forward purchase contracts issued in connection with the Units will be settled for the Company’s common stock on June 1, 2011.  Until settlement of the forward purchase contracts, the shares of stock underlying each forward purchase contract are not outstanding.  On March 30, 2011, the Company initiated a remarketing of the $1.75 billion 4.7% debentures underlying the Units into two tranches:  $0.75 billion principal amount of 4.479% notes due in 2021 and $1.0 billion principal amount of 5.765% debentures due in 2041.  As a result of the remarketing, the Company is required to use the “if-converted” method of calculating diluted earnings per share with respect to the forward contracts for the quarter ended March 31, 2011 (see Note 8).

For further information on the Notes and Units, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

On February 11, 2011, the Company issued $1.5 billion in aggregate principal amount of floating rate notes due on August 13, 2012.  Interest on the notes will accrue at a floating rate of three-month LIBOR reset quarterly plus 0.16% and will be paid quarterly beginning on May 13, 2011.

At March 31, 2011, the fair value of the Company’s long-term debt exceeded the carrying value by $774 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

At March 31, 2011, the Company had lines of credit totaling $8.5 billion, of which $4.1 billion was unused.  Of the Company’s total lines of credit, $6.5 billion support a commercial paper borrowing facility, against which there was $3.5 billion of commercial paper outstanding at March 31, 2011.  At June 30, 2010, the Company had lines of credit totaling $6.0 billion, of which $4.2 billion supported a commercial paper borrowing facility.  The Company expanded its overall commercial paper borrowing capacity with a $2.3 billion increase in short-term credit facilities in the quarter ended December 31, 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Net earnings attributable to controlling interests	$578	$421	$1,655	$1,484
Average shares outstanding	638	643	639	643

Basic earnings per share	$0.91	$0.65	$2.59	$2.31

Net earnings attributable to controlling interests	$578	$421	$1,655	$1,484
Plus: After-tax interest on 4.7% debentures related to $1.75 billion equity units	13	–	13	–
Adjusted net earnings attributable to controlling interests	$591	$421	$1,668	$1,484

Average shares outstanding	638	643	639	643
Plus: Incremental shares
Share-based compensation awards	2	2	2	1
Shares assumed issued related to $1.75 billion equity units	44	–	14	–
Adjusted average shares outstanding	684	645	655	644

Diluted earnings per share	$0.86	$0.65	$2.55	$2.30

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended March 31, 2011, was 28.2% and 27.2%, respectively compared to 22.1% and 27.6% for the quarter and nine months ended March 31, 2010, respectively.  The Company’s effective tax rate is higher in the current quarter compared to the quarter ended March 31, 2010 as the prior year quarter rate was favorably impacted by updated estimates, including the geographic mix of pre-tax earnings, to bring the cumulative effective tax rate in line with a lower 2010 fiscal year forecast.

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

In December 2009, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received a tax assessment from the Brazilian Federal Revenue Service (“BFRS”) in the amount of $521 million (subject to interest and variation in currency exchange rates) consisting of tax, penalty, and interest, challenging the tax deductibility of commodity hedging losses incurred by ADM do Brasil in 2004.  Commodity hedging transactions can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income.  In June 2010, the BFRS initiated an audit related to the same matter for the tax years 2005, 2006, and 2007 resulting in an assessment for the tax years 2006 and 2007 in the amount of $110 million (subject to interest and variation in currency exchange rates).  No assessment was received for tax year 2005, which included taxable net hedging gains.  In addition, the statute of limitations for tax year 2005 expired on December 31, 2010.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $110 million (as of March 31, 2011 and subject to interest and variation in currency exchange rates).

In January 2010, ADM do Brasil filed an administrative appeal of the 2004 assessment with the BFRS.  A decision in favor of the BFRS was received in November 2010 and a second-level administrative appeal has been filed.  Additionally, an administrative appeal was filed in February 2011 for the assessment related to the years 2006 and 2007.  If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)

Net earnings including noncontrolling Interests	$568	$416	$1,639	$1,474
Unrealized gain (loss) on investments	7	2	20	18
Deferred gain (loss) on hedging Activities	(24)	(47)	(11)	20
Pension liability adjustment	(9)	10	(11)	5
Foreign currency translation adjustment	325	(322)	749	(200)
Comprehensive income	867	59	2,386	1,317
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	(5)	(16)	(10)
Comprehensive income attributable to controlling interests	$877	$64	$2,402	$1,327

Note 11.	Other (Income) Expense - Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)

Interest expense	$121	$101	$353	$304
Investment income	(32)	(34)	(97)	(100)
Gain on Golden Peanut revaluation	–	–	(71)	–
Equity in earnings of affiliates	(71)	(137)	(334)	(428)
Charges on early extinguishment of debt	–	75	–	75
Unrealized gains on interest rate swaps	(6)	–	(30)	–
Other – net	(38)	(3)	(58)	(36)
Other (Income) Expense - Net	$(26)	$2	$(237)	$(185)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)

Sales to external customers
Oilseeds Processing	$6,642	$5,084	$19,322	$16,322
Corn Processing	2,513	1,960	7,176	5,905
Agricultural Services	9,340	6,788	26,631	19,750
Other	1,582	1,313	4,677	4,002
Total	$20,077	$15,145	$57,806	$45,979

Intersegment sales
Oilseeds Processing	$31	$17	$84	$54
Corn Processing	9	9	26	26
Agricultural Services	971	697	2,228	1,845
Other	38	36	112	110
Total	$1,049	$759	$2,450	$2,035

Net sales
Oilseeds Processing	$6,673	$5,101	$19,406	$16,376
Corn Processing	2,522	1,969	7,202	5,931
Agricultural Services	10,311	7,485	28,859	21,595
Other	1,620	1,349	4,789	4,112
Intersegment elimination	(1,049)	(759)	(2,450)	(2,035)
Total	$20,077	$15,145	$57,806	$45,979

Segment operating profit
Oilseeds Processing	$512	$405	$1,145	$1,041
Corn Processing	204	104	944	582
Agricultural Services	171	165	729	490
Other	119	22	315	327
Total segment operating profit	1,006	696	3,133	2,440
Corporate	(215)	(162)	(882)	(405)
Earnings before income taxes	$791	$534	$2,251	$2,035

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans, cottonseed, sunflower seeds, canola, rapeseed, peanuts, flaxseed, and palm into vegetable oils and protein meals.  The Oilseeds Processing segment principally produces and markets processed oilseed products as ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oil is sold "as is" or is further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oil is used to produce biodiesel or is sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry needs.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment utilizes a network of grain elevators, port facilities, and transportation assets to buy, store, clean, and transport agricultural commodities, as adjuncts to its processing assets.  In South America, the Oilseeds Processing segment also operates fertilizer blending facilities.  This segment includes the Company’s share of the results of its equity method investment in Wilmar International Limited (WIL).  Also included is the Company’s share of results for its Golden Peanut, Edible Oils Limited, and Stratas Foods, LLC joint ventures.  Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut, the leading U.S. peanut sheller and oil refiner.  The Company began consolidating the operating results of Golden Peanut in the third quarter of fiscal 2011.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, primarily in the United States, related to its production of ingredients used in the food and beverage industry including syrup, starch, glucose, dextrose, and sweeteners.  Dextrose and starch are also used by the Company as feedstocks for its bioproducts operations.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed as an oilseed into vegetable oil and protein meal.

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

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, return on invested capital, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand resulting from population growth, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net earnings attributable to controlling interests increased $157 million to $578 million due principally to a $310 million increase in segment operating profit and the absence of prior quarter charges of $47 million after-tax related to the early extinguishment of debt.  These increases were partially offset by a negative impact from changing LIFO inventory valuations and higher income taxes.  Earnings before income taxes for the three months ended March 31, 2011 includes charges of $43 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $43 million in the three months ended March 31, 2010 caused by decreasing agricultural commodity prices.  Income taxes increased $105 million due to higher earnings before income taxes and a higher effective income tax rate.  The Company’s effective tax rate for the three months ended March 31, 2011, was 28.2% compared to 22.1% for the three months ended March 31, 2010.  The prior year’s quarterly effective tax rate was favorably impacted by updated estimates, including the geographic mix of pre-tax earnings, to bring the cumulative effective tax rate in line with a lower 2010 fiscal year forecast.

The fully diluted earnings per share calculation for the three months ended March 31, 2011, was impacted by the completion of the Company’s debt remarketing related to the Equity Units.  While the approximately 44 million new common shares related to the Equity Units will not be issued until June 1, 2011, the “if converted” method of accounting for diluted earnings per share assumes the Company issued the shares at the beginning of the third quarter, and this assumption resulted in a dilutive impact of $0.05 on earnings per share as calculated in Note 8 in the accompanying consolidated financial statements.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  The projections of low carryover stocks for certain commodities, coupled with regional crop supply dislocations for certain commodities, continued to result in high commodity price volatility and historically high commodity prices. Global demand for grain and oilseeds continued to grow resulting in increased global merchandising and handling volumes.  Protein meal markets experienced weaker demand principally as a result of challenging conditions in the commercial livestock industry.  Biodiesel markets in Europe and South America, together with the extension of the biodiesel blender’s tax credit in the U.S., helped support global demand for refined and crude vegetable oils.  Sweeteners and starches sales volumes continued to be strong due to good U.S. sweetener exports and improved demand for industrial starches.  Ethanol volumes were supported by favorable gasoline blending economics in the U.S. and good export demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$4,104	$3,306	$798
Refining, Packaging, Biodiesel & Other	2,463	1,735	728
Asia	75	43	32
Total Oilseeds Processing	6,642	5,084	1,558

Corn Processing
Sweeteners & Starches	976	769	207
Bioproducts	1,537	1,191	346
Total Corn Processing	2,513	1,960	553

Agricultural Services
Merchandising & Handling	9,292	6,750	2,542
Transportation	48	38	10
Total Agricultural Services	9,340	6,788	2,552

Other
Processing	1,555	1,290	265
Financial	27	23	4
Total Other	1,582	1,313	269
Total	$20,077	$15,145	$4,932

Net sales and other operating income increased 33% to $20.1 billion due principally to higher average selling prices, primarily related to higher underlying commodity costs.  Agricultural Services sales increased 38% to $9.3 billion, due to higher average selling prices and increased global sales volumes.  Oilseeds sales increased 31% to $6.6 billion due to higher average selling prices partially offset by decreased sales volumes of vegetable oil and merchandised commodities.  Corn Processing sales increased 28% to $2.5 billion due principally to higher average selling prices of corn products, particularly ethanol.  Other sales increased 20% to $1.6 billion primarily due to higher sales volumes for cocoa products and higher average selling prices for wheat flour.

Cost of products sold increased 33% to $18.9 billion due to higher costs of agricultural commodities, negative impacts resulting from changes in LIFO inventory valuations, and higher manufacturing costs.  Manufacturing expenses increased $64 million primarily due to higher processed volumes resulting from the Company’s new greenfield operations coming on-line.  During the quarter ended December 31, 2010, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimate resulted in a $50 million decrease in depreciation expense in the current quarter compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses included $22 million related to the start up of new plants this quarter compared to $27 million in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased 11% to $395 million.  This increase is due to higher employee-related costs, higher administrative expenses including $13 million in multi-year corporate grants, and expenses related to new acquisitions.  Higher employee-related costs included higher accruals for performance-based compensation and higher benefit expenses.

Other income – net increased $28 million primarily due to the absence of charges of $75 million related to the early extinguishment of debt recognized in last year’s third quarter and higher foreign currency translation gains in the current quarter.  These increases were partially offset by a $66 million decrease in equity in earnings of unconsolidated affiliates and higher interest expense.  Interest costs capitalized as a component of major construction projects in progress was $19 million for the three months ended March 31, 2010 compared to $2 million for the three months ended March 31, 2011.  Interest incurred on long term debt declined $12 million as a result of debt retirements.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$405	$272	$133
Refining, Packaging, Biodiesel & Other	89	66	23
Asia	18	67	(49)
Total Oilseeds Processing	512	405	107

Corn Processing
Sweeteners & Starches	46	45	1
Bioproducts	158	59	99
Total Corn Processing	204	104	100

Agricultural Services
Merchandising & Handling	155	154	1
Transportation	16	11	5
Total Agricultural Services	171	165	6

Other
Processing	96	9	87
Financial	23	13	10
Total Other	119	22	97
Total Segment Operating Profit	1,006	696	310
Corporate	(215)	(162)	(53)
Earnings Before Income Taxes	$791	$534	$257

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2011	2010	Change
	(In millions)

LIFO credit (charge)	$(43)	$43	$(86)
Unallocated interest expense - net	(81)	(73)	(8)
Unallocated corporate costs	(93)	(64)	(29)
Charges on early extinguishment of debt	–	(75)	75
Unrealized gains on interest rate swaps	6	–	6
Other	(4)	7	(11)
Total Corporate	$(215)	$(162)	$(53)

Oilseeds Processing operating profit increased $107 million to $512 million.  Crushing and Origination results increased $133 million to $405 million.  European results improved due principally to higher realized margins in part due to the reversal of approximately $100 million of unrealized mark-to-market losses recorded in the first half of the fiscal year for changes in the value of certain futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s positions and inventories, which are recorded on a lower of cost or market basis.  European operating profit also included improved softseed results due to higher margins, including the impact of favorable softseed positioning.  North American operating profit improved due to favorable oilseed ownership, higher cottonseed margins and volumes, and higher canola margins.  South American operating profit decreased due mainly to lower soybean crushing margins.  Refining, Packaging, Biodiesel and Other results increased $23 million to $89 million due principally to higher operating profit in the U.S. biodiesel operations as a result of the reinstatement of the blender’s tax credit partially offset by weaker European specialty oils results.  Last year’s third quarter results in South America included a $15 million transactional tax charge.  Asia results decreased $49 million due principally to decreased earnings from the Company’s equity investee, Wilmar International Limited.

Corn Processing operating profit increased $100 million to $204 million.  Bioproducts operating profit improved $99 million primarily due to favorable ownership positions and increased lysine gross margins.  Lysine gross margins increased due principally to higher average selling prices and improved demand.  Bioproducts results were negatively impacted by startup costs of $22 million in the current quarter and $27 million the same period last year related to the Company’s new plants.  Sweeteners and Starches operating profit increased $1 million to $46 million as higher average selling prices and sales volumes were mostly offset by higher net corn costs.

Agricultural Services operating profit increased $6 million to $171 million.  Merchandising and Handling results were similar to prior year results as improved results in the U.S. origination and handling business, in part due to higher U.S. grain exports, were offset by lower international results.  Transportation results increased $5 million to $16 million primarily due to higher barge freight rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other operating profit increased $97 million to $119 million.  Other processing operating profit was higher due to improved wheat results and the absence of $63 million of unrealized mark-to-market losses recorded in the prior year related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Financial operating profit increased $10 million primarily due to higher results from the Company’s captive insurance and futures commission merchant services business units.

Corporate results decreased $53 million primarily due to the negative impact of LIFO inventory valuations and higher unallocated corporate costs partially offset by the absence of charges of $75 million related to the early extinguishment of debt recognized in last year’s third quarter.  In the three months ended March 31, 2011, the Company reported $43 million of LIFO charges compared to LIFO credits of $43 million in the prior year quarter, related to the effect of changing commodity costs.  Unallocated corporate costs increased $29 million due principally to multi-year corporate grants and higher administrative costs.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Net earnings attributable to controlling interests increased $171 million to $1.7 billion due principally to a $693 million increase in segment operating profit and the absence of prior year charges of $47 million after tax related to the early extinguishment of debt partially offset by a negative impact from changing LIFO inventory valuations and higher income taxes.  Earnings before income taxes for the nine months ended March 31, 2011 includes charges of $420 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $65 million in the nine months ended March 31, 2010 caused by decreasing agricultural commodity prices.  Income taxes increased $51 million due to higher earnings before income taxes.

The fully diluted earnings per share calculation for the nine months ended March 31, 2011, was impacted by the completion of the Company’s debt remarketing related to the Equity Units.  While the approximately 44 million new common shares related to the Equity Units will not be issued until June 1, 2011, the “if converted” method of accounting for diluted earnings per share assumes the Company issued the shares at the beginning of the third quarter, and this assumption resulted in a dilutive impact of $0.04 on earnings per share as calculated in Note 8 in the accompanying consolidated financial statements.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Prices for certain agricultural commodities were higher this period in response to projections of good global demand and tighter supplies.  The projections of lower carryover stocks for certain commodities, coupled with regional crop supply dislocations for certain commodities, also led to high commodity price volatility.  The large 2010 North American harvest along with strong global demand resulted in improved global merchandising, handling, and processing opportunities and increased volumes.  Protein meal markets were supported by good demand from Asia.   Commercial livestock producers in the U.S. continue to face challenging conditions.  Biodiesel markets in Europe and South America, together with the recent extension of the biodiesel blender’s credit in the U.S., helped support global demand for refined and crude vegetable oils.  Sweeteners and starches sales volumes were higher due primarily to U.S. exports of sweeteners and improved demand for industrial starches.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S. and good export demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	March 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$12,553	$10,818	$1,735
Refining, Packaging, Biodiesel & Other	6,569	5,377	1,192
Asia	200	127	73
Total Oilseeds Processing	19,322	16,322	3,000

Corn Processing
Sweeteners & Starches	2,724	2,473	251
Bioproducts	4,452	3,432	1,020
Total Corn Processing	7,176	5,905	1,271

Agricultural Services
Merchandising & Handling	26,475	19,628	6,847
Transportation	156	122	34
Total Agricultural Services	26,631	19,750	6,881

Other
Processing	4,595	3,933	662
Financial	82	69	13
Total Other	4,677	4,002	675
Total	$57,806	$45,979	$11,827

Net sales and other operating income increased $11.8 billion, or 26%, to $57.8 billion.  Net sales and other operating income increased $6.1 billion due to higher average selling prices primarily related to higher underlying commodity costs and increased $5.7 billion due to increased sales volumes and other.  Agricultural Services sales increased 35% to $26.6 billion due to higher global sales volumes of agricultural commodities and higher average selling prices.  Oilseeds Processing sales increased 18% to $19.3 billion primarily due to higher average selling prices for vegetable oil and biodiesel and increased sales volumes of merchandised agricultural commodities, biodiesel, protein meal, and fertilizer.  Corn Processing sales increased 22% to $7.2 billion due to higher average selling prices of ethanol and increased sales volumes of sweeteners and ethanol, in part due to the Company’s two new ethanol dry mills coming on-line.  Other sales increased 17% to $4.7 billion primarily due to increased sales volumes of cocoa and cocoa products and higher average selling prices of cocoa and cocoa products and wheat flour.

Cost of products sold increased 27% to $54.6 billion due to higher costs of agricultural commodities, negative impacts resulting from changes in LIFO inventory valuations, and higher manufacturing costs.  Manufacturing expenses increased $276 million mostly due to higher processed volumes resulting from the Company’s new greenfield operations and other production capacity expansions coming on-line.  During the quarter ended December 31, 2010, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimate resulted in an $89 million decrease in depreciation expense in the nine months ended March 31, 2011 compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses also included $76 million related to the start up of new plants this period compared to $72 million in the prior year nine months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased 11% to $1.2 billion.  This increase was due to higher employee-related costs, higher administrative expenses including $15 million in multi-year corporate grants, and expenses related to new acquisitions.  Higher employee-related costs included higher accruals for performance-based compensation and higher benefit expenses.

Other income – net increased $52 million primarily due to the $71 million gain on the acquisition of the remaining interest in Golden Peanut, unrealized gains on interest rate swaps of $30 million, and the absence of charges of $75 million related to the early extinguishment of debt recognized in last year’s third quarter.  Partially offsetting these items were a $94 million decrease in equity earnings of unconsolidated affiliates and a $49 million increase in interest expense.  Interest costs capitalized as a component of major construction projects in progress was $72 million for the nine months ended March 31, 2010 compared to $5 million for the nine months ended March 31, 2011.  Interest incurred on long term debt declined $33 million as a result of debt retirements.

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	March 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$781	$600	$181
Refining, Packaging, Biodiesel & Other	243	212	31
Asia	121	229	(108)
Total Oilseeds Processing	1,145	1,041	104

Corn Processing
Sweeteners & Starches	311	410	(99)
Bioproducts	633	172	461
Total Corn Processing	944	582	362

Agricultural Services
Merchandising & Handling	634	414	220
Transportation	95	76	19
Total Agricultural Services	729	490	239

Other
Processing	282	275	7
Financial	33	52	(19)
Total Other	315	327	(12)
Total Segment Operating Profit	3,133	2,440	693
Corporate	(882)	(405)	(477)
Earnings Before Income Taxes	$2,251	$2,035	$216

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results for the nine months are as follows:

	Nine Months Ended
	March 31,
	2011	2010	Change
	(In millions)

LIFO credit (charge)	$(420)	$65	$(485)
Unallocated interest expense - net	(253)	(209)	(44)
Unallocated corporate costs	(232)	(203)	(29)
Charges on early extinguishment of debt	–	(75)	75
Unrealized gains on interest rate swaps	30	–	30
Other	(7)	17	(24)
Total Corporate	$(882)	$(405)	$(477)

Oilseeds Processing operating profit increased $104 million to $1.1 billion.  Crushing and Origination results increased $181 million to $781 million, including the $71 million gain on the acquisition of the remaining interest in Golden Peanut.  Crushing margin improvements in softseeds were partially offset by lower margins for soybean processing.  Margins were enhanced by good positioning and by improved origination results.  In South America, fertilizer results improved due to higher margins and volumes.  European results include losses of approximately $90 million related to mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s positions and inventories, which are recorded on a lower of cost or market basis.  Refining, Packaging, Biodiesel and Other results increased $31 million to $243 million due principally to improved global biodiesel results.  Asia results decreased $108 million due principally to decreased earnings from the Company’s equity investee, Wilmar International Limited.

Corn Processing operating profit increased $362 million to $944 million including favorable impacts from corn ownership positions.  Bioproducts operating profit improved $461 million primarily due to increased ethanol margins that were supported by favorable corn ownership, higher ethanol sales volumes, and higher lysine margins.  Bioproducts results were negatively impacted by startup costs related to the Company’s new plants of $76 million in the current period compared to $69 million in the prior period.  Sweeteners and Starches operating profit decreased $99 million to $311 million due to higher net corn costs and lower average selling prices for sweeteners partially offset by higher sales volumes.  Sales volumes increased due to U.S. export shipments of sweeteners and improved U.S. demand for industrial starches.

Agricultural Services operating profit increased $239 million to $729 million.  Merchandising and Handling results increased due to higher sales volumes and higher gross margins.  A large 2010 U.S. harvest combined with strong international demand resulted in higher U.S. export shipments.  Merchandising and Handling results in the current period include an insurance recovery of $67 million related to property damage and business interruption resulting from a fiscal year 2009 explosion at the Company’s Destrehan, Louisiana export facility.  Transportation results increased $19 million to $95 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. export volumes.

Other operating profit decreased $12 million to $315 million.  Other processing operating profit increased $7 million due to improved wheat milling results and increased gross margins for cocoa and cocoa products.  Partially offsetting these increases was a $38 million decrease in equity earnings from the Company’s equity investee, Gruma S.A.B. de C.V.  Other financial operating profit decreased $19 million primarily due to higher captive insurance loss provisions principally related to the Company’s Destrehan, Louisiana export facility insurance claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results decreased $477 million primarily due to the negative impact from changing LIFO inventory valuations and higher unallocated interest expense - net.  The effects of changing commodity prices on LIFO inventory reserves resulted in charges of $420 million compared to credits of $65 million for the prior period.  Corporate unallocated interest expense increased $44 million.  During the nine months ended March 31, 2010, approximately $72 million of the Company’s interest cost was capitalized in connection with major construction projects in progress.  Most of the assets associated with these projects are now in-service resulting in significantly less capitalized interest for the nine months ended March 31, 2011.  Lower capitalized interest was partially offset by decreased interest expense as a result of debt retirements.  Partially offsetting these higher costs were $30 million of unrealized gains on interest rate swaps entered into in connection with debt remarketing and the absence of charges of $75 million on early debt extinguishment recognized in the prior year.

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

At March 31, 2011, the Company had $1.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is $8.9 billion of readily marketable commodity inventories.  Cash used in operating activities was $4.7 billion for the nine months compared to cash provided by operating activities of $2.8 billion the same period last year.  Working capital increased in the current year due principally to significantly increasing agricultural commodity market prices.  Cash used in investing activities was $1.6 billion for the nine months compared to $1.2 billion the same period last year, principally due to increased investments in marketable securities partially offset by lower capital expenditures reflecting the completion of the majority of the Company’s large greenfield construction projects.  Cash provided by financing activities was $6.1 billion for the nine months compared to cash used in financing activities of $1.0 billion for the same period last year. Net borrowings increased primarily to fund increases in working capital.  Short-term borrowings increased due principally to higher commercial paper borrowings and long-term borrowings increased primarily as a result of the issuance of $1.5 billion of 18-month floating rate notes in February 2011.

At March 31, 2011, the Company’s capital resources included net worth of $16.7 billion and lines of credit totaling $8.5 billion, of which $4.1 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 33% at March 31, 2011 and 32% at June 30, 2010.  This ratio is a measure of the Company’s long-term liquidity and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $6.5 billion support a commercial paper borrowing facility, against which there was $3.5 billion of commercial paper outstanding at March 31, 2011.

On June 1, 2011, the Company will issue common stock and receive approximately $1.75 billion under the forward stock purchase contract component of the Company’s Equity Units.  The proceeds from the stock issuance will be used for general corporate purposes, including paying down short-term debt.

The Company is actively evaluating options to further increase and diversify its funding sources.  These funding options are being evaluated in conjunction with the Company’s projected business needs for working capital and investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2011 were $20.3 billion.  As of March 31, 2011, the Company expects to make payments related to purchase obligations of $19.0 billion within the next twelve months, principally related to obligations to purchase agricultural commodity inventories, including readily marketable commodity inventories.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the nine months ended March 31, 2011.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions during the nine months ended March 31, 2011 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	March 31, 2011		June 30, 2010
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$2,010	$201	$429	$43
Lowest position	156	16	(667)	(67)
Average position	1,235	124	(190)	(19)

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the nine months ended March 31, 2011.  For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May
	of Shares	Price Paid	Part of Publicly	Be Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2011 to
January 31, 2011	4,577	$33.530	86	93,357,487

February 1, 2011 to
February 28, 2011	32,609	36.477	191	93,357,296

March 1, 2011 to
March 31, 2011	224,107	34.745	218,696	93,138,600

Total	261,293	$34.940	218,973	93,138,600

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

(ii)	Bylaws, as amended, filed on August 12, 2009 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4.1)	Form of Floating Rate Note due 2012, filed on February 11, 2011 as Exhibit 4 to Form 8-K (File No. 1-44), incorporated herein by reference.
(4.2)
Third Supplemental Indenture, dated as of April 4, 2011, between Archer-Daniels-Midland Company and The Bank of New York Mellon, as Trustee, filed on April 8, 2011 as Exhibit 4.4 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(4.3)	Form of 4.479% Notes due 2021, filed on April 8, 2011 as Exhibit 4.5 to Form 8-K (File No. 1-44), is incorporated herein by reference.
(4.4)	Form of 5.765% Debentures due 2041, filed on April 8, 2011 as Exhibit 4.6 to Form 8-K (File No. 1-44), is incorporated herein by reference.
(10)	Form of Performance Share Unit Award Agreement (March 2011), filed on March 25, 2011 as Exhibit 10.1 to Form 8-K (File No. 1-44), incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: May 9, 2011