Form 10-K
period 2011-06-30
ARCHER DANIELS MIDLAND CO
filed 2011-08-25
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Common Stock, no par value--$18.7 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2010)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—675,797,974 shares
(July 29, 2011)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 3, 2011, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2011.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland-Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, cocoa, and other agricultural commodities and is a leading manufacturer of vegetable oil, protein meal, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as processed agricultural commodities.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

The Company’s vision is to be the most admired global agribusiness while creating value and growing responsibly.  The Company’s strategy involves expanding the volume and diversity of crops that it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio.  The Company seeks to serve vital needs by connecting the harvest to the home and transforming crops into food and energy products.  The Company desires to execute this vision and these strategies by conducting its business in accordance with its core values of operating with integrity, treating others with respect, achieving excellence, being resourceful, displaying teamwork, and being responsible.

During the past five years, the Company significantly expanded its agricultural commodity processing and handling capacity through construction of new plants, expansion of existing plants, and the acquisition of plants and transportation equipment.  The Company currently expects to spend approximately $2.0 billion on capital expenditures in fiscal year 2012, primarily for acquisitions and expansions of processing plants as well as for storage facilities, transportation equipment, and other capital projects including projects aimed at improving efficiency.  The Company anticipates that approximately one-half of these investments will relate to non-U.S. operations and a significant portion of the U.S. investments will support the Company’s ability to serve export markets.  There have been no significant dispositions during the last five years.

Segment Descriptions

The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 16 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

Item 1.	BUSINESS (Continued)

Oilseeds Processing

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities of a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport agricultural commodities, as adjuncts to its oilseeds processing assets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.

The Company has a 16.4% ownership interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company.  Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, sugar, consumer pack edible oils processing and merchandising, specialty fats, oleo chemicals, biodiesel, fertilizers and soy protein manufacturing, rice and flour milling, and grains merchandising.

Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut Company LLC (Golden Peanut).  Golden Peanut is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets and operator of one peanut shelling facility in Argentina.  The Company began consolidating the operating results of Golden Peanut in the third quarter of fiscal 2011.

The Company has a 50% interest in Edible Oils Limited, a joint venture between the Company and Princes Limited to procure, package, and sell edible oils in the United Kingdom.  The Company also formed a joint venture with Princes Limited in Poland to procure, package, and sell edible oils in Poland, Czech Republic, Slovakia, Hungary, and Austria.

Stratas Foods LLC, a joint venture between the Company and ACH Jupiter, LLC, a subsidiary of Associated British Foods, procures, packages, and sells edible oils in North America.  The Company has a 50% ownership interest in this joint venture.

The Company is a major supplier of agricultural commodity raw materials to Wilmar, Edible Oils Limited, and Stratas Foods LLC.

Item 1.	BUSINESS (Continued)

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners, starches and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, and investments in renewable plastics.

Almidones Mexicanos S.A., in which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Eaststarch C.V. (Netherlands), in which the Company has a 50% interest, owns interests in companies that operate wet corn milling plants in Bulgaria, Hungary, Slovakia, and Turkey.

The Company has a 50% interest in Telles, LLC (Telles), a joint venture between the Company and Metabolix Inc. to market and sell a corn-based bioplastic, which is being produced in a facility owned by the Company.

The Company entered into Brazilian joint ventures for the purposes of growing sugarcane and the production of sugar and ethanol from sugarcane.  Construction of the joint venture’s ethanol production facility was completed and operations began in December 2009.  In fiscal 2011, ADM obtained 100% ownership of these sugarcane operations.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Agricultural Services

The Agricultural Services segment utilizes its extensive U.S. grain elevator and global transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include truck, rail, barge, port, and ocean-going vessel handling and freight services.  The Agricultural Services segment also includes the activities related to the processing and distributing of formula feeds and animal health and nutrition products, and the procuring, processing, and distributing of edible beans.

Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 36 sales offices worldwide and operates inland, river, and export facilities in Argentina, Romania, Ukraine, and the United States.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Item 1.	BUSINESS (Continued)

Other

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, and private equity fund investments.

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

Hickory Point Bank and Trust Company, fsb (Bank), a wholly owned subsidiary of the Company, furnishes public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.  In fiscal 2011, the Company announced the sale of a majority ownership interest in the Bank, which is pending regulatory approval.

Captive insurance, which includes Agrinational Insurance Company (Agrinational), a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.  Agrinational also writes crop insurance for farmers in the United States and South America.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Ltd., a member of several commodity exchanges and clearing houses in Europe, and ADMIS Hong Kong Limited, are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.

The Company is a limited partner in various private equity funds which invest primarily in emerging markets.

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, is a joint venture which targets investments in food, feed ingredients and bioenergy businesses.

The Company has an investment in Agricultural Bank of China to help advance its strategic growth plans in China.

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

Item 1.	BUSINESS (Continued)

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the last three fiscal years:

	% of Net Sales and Other Operating Income
	2011	2010	2009

Soybeans	21%	22%	19%
Corn	12%	10%	12%
Soybean Meal	9%	12%	11%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  The Company does not expect any of the following products to have a significant impact on the Company’s net sales and operating income in the next fiscal year.

For retail and foodservice markets, the Company’s researchers continue to develop custom fats and oils with low levels of trans fats.  This year the Company broadened its portfolio of enzymatically-modified low trans fats.  In addition, the Company is working to develop vegetable oil products with reduced saturated fats.

The Company has finalized an agreement with Burcon Technologies to exclusively manufacture, market and sell Clarisoy®, a unique transparent soy protein.  The Company is building a semi-works production facility and is optimizing the characteristics of Clarisoy® in low pH beverage applications for introduction into the market place.

The Company, along with ConocoPhillips, is piloting a technology to produce renewable transportation biofuels from biomass and has successfully produced quantities of biocrude that can be upgraded to gasoline components.  The Company is continuing to evaluate the economic viability of the technology.

The Company has developed a number of new biosurfactants for several new markets.  One product is an agricultural adjuvant which is used to emulsify herbicides and mineral nutrients in water for spray application on corn and soybean crops.  Another line of biosurfactants was developed for inks, paints, and coatings to serve as dispersants for pigments.

The Company has started producing propylene glycol and isosorbide under its Evolution Chemicals™ line.  The Company’s propylene glycol is an industrial ingredient made from corn or oilseeds that is a drop-in replacement to petroleum-based propylene glycol.  Derived from corn, isosorbide is a versatile chemical building block with wide ranging uses including production of polyesters for use in inks, toners, powder coatings, packaging and durable goods; polyurethanes used in foams and coatings; polycarbonates for durable goods and optical media; epoxy resins for paints and canned food coatings; and detergents, surfactants and additives for personal care and consumer products.

In December 2009, the Company started production of Mirel®, a renewable plastic in its Clinton, Iowa facility.  This new bioplastic is being marketed by Telles, a joint-venture of the Company and Metabolix, Inc.

Item 1.	BUSINESS (Continued)

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, Europe, Asia, and Africa, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

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

The Company’s working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  Because the Company has a higher portion of its operations in the northern hemisphere, principally North America and Europe, relative to the southern hemisphere, primarily South America, inventory levels typically peak after the fall harvest and are generally lower during the summer months.  Working capital requirements have historically trended with inventory levels.  No material part of the Company’s business is dependent upon a single customer or very few customers.  The Company has seasonal financing arrangements with farmers in certain countries around the world.  Typically, advances on these financing arrangements occur during the planting season and are repaid at harvest.

Competition

The Company has significant competition in the markets in which it operates based principally on price, quality, and alternative products, some of which are made from different raw materials than those utilized by the Company.  Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio.

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the three years ended June 30, 2011, 2010, and 2009, net of reimbursements of government grants, was approximately $60 million, $56 million, and $50 million, respectively.  The Company does not expect these research and development expenses to have a significant effect on net sales and other operating profit in the next year.

Item 1.	BUSINESS (Continued)

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project, Illinois Basin Decatur Project (IBDP) led by Midwest Geological Sequestration Consortium (MGSC), has finished construction and expects to start operations in the third quarter of calendar year 2011.  The second project, the Illinois Industrial Carbon Capture & Sequestration (IL-ICCS), has met the milestone for completing the front end engineering designs and commenced construction in the second quarter of calendar year 2011. This facility is expected to be operational in the third quarter of calendar year 2013.

The Company is continuing to invest in research to develop a broad range of industrial chemicals with an objective to produce  key chemical building blocks that serve as a platform for producing a variety of commodity chemicals.  The key chemical building blocks are derived from the Company’s starch and oilseed-based feedstocks.  Conversion technologies include utilizing expertise in both fermentation and catalysis.  The chemicals pipeline includes the development of chemicals and intermediates that are currently produced from petrochemical resources as well as new to the market bio-based products. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. In an effort to further advance the development of bio-based chemical technologies, the Company has partnered with the Center for Environmentally Beneficial Catalysis (CEBC) at Kansas University.  The Company and Kansas University were awarded a grant from the U.S. Department of Agriculture in May 2011 to develop sustainable catalytic processes to convert biomass into bio-based chemicals.

Environmental Compliance

During the year ended June 30, 2011, $91 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

On July 31, 2009, the United States Environmental Protection Agency (U.S. EPA) issued a Notice of Violation indicating that one of the Company’s facilities in Memphis, Tennessee, may have violated section 311(j) of the Clean Water Act relating to a release of product that occurred on January 2, 2008.  The Company and the U.S. EPA have reached an agreement to resolve this matter with the payment of a penalty of approximately $120,000.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company’s business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions. In the United States, the U.S. EPA has adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and the U.S. EPA has begun a process to regulate these emissions under the Clean Air Act.  Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations. Most notable is the European Union Greenhouse Gas Emission Trading System (EU-ETS). The Company has several facilities in Europe that participate in this system.  It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 30,700 at June 30, 2011.

Financial Information About Foreign and U.S. Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign and U.S. operations.  Geographic financial information is set forth in “Note 16 of Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Item 1.	BUSINESS (Continued)

Available Information

The Company’s internet address is http://www.adm.com.  The Company makes available, free of charge, through its website, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4, and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

In addition, the Company makes available, through its website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, and Executive Committees.

References to our website addressed in this report are provided as a convenience and do not constitute, or should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC.  The SEC’s internet address is http://www.sec.gov.

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

The Company faces significant competition in each of its businesses and has numerous competitors.  The Company is dependent on being able to generate net sales and other operating income in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs.  Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, and providing high levels of customer service.  Competition could increase the Company’s costs to purchase raw materials, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates and reduced gross profit.

Item 1A.	RISK FACTORS (Continued)

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in the United States and developed countries in Western Europe and South America, but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties.  In addition, emerging market areas could be subject to more volatile economic, political and market conditions.  Economic downturns and volatile conditions could adversely affect the Company’s operating results and ability to execute its business strategies.

The Company’s operating results could be affected by changes in trade, monetary, fiscal and environmental policies, laws, and regulations, and other activities of governments, agencies, and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, trade barriers, adverse tax, administrative agency or judicial outcomes, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

Government policies and regulations, in general, and government policy and regulations specifically affecting the agricultural sector and related industries, could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and could adversely affect the Company’s revenues and operating results.

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

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with the outbreak of disease in livestock and poultry.  An outbreak of disease could adversely affect demand for the Company’s products used as ingredients in livestock and poultry feed.  A decrease in demand for these products could adversely affect the Company’s revenues and operating results.

The Company is subject to numerous laws and regulations globally which could adversely affect the Company’s operating results.

The Company does business globally, connecting crops and markets in over 75 countries.  In addition, the Company distributes product to countries in which we do not operate facilities.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by the Company’s employees and third party representatives globally.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of its products.

The production of the Company’s products requires the use of materials which can create emissions of certain regulated substances, including greenhouse gas emissions.  Although the Company has programs in place throughout the organization globally to guard against non-compliance, failure to comply with these regulations can have serious consequences, including civil and administrative penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

In addition, changes to regulations or implementation of additional regulations, for example the imposition of regulatory restrictions on greenhouse gases, may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and adversely affect operating results.

The Company is exposed to potential business disruption, including but not limited to disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  In addition, if certain non-agricultural commodity raw materials, such as certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s business is capital intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital to operate its current business and fund its growth strategy.  The Company’s working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  If the Company is unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, it may restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results.

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company engages in strategies to manage these risks.  However, these strategies may not be successful in mitigating the Company’s exposure to these fluctuations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $3.2 billion invested in or advanced to joint ventures and investments which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during 2011 was $7.1 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner, loss of revenues and cash flows to the investment partner and related gross profit, the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities, and the risk that the Company may not be able resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

The Company’s information technology systems, processes, and sites may suffer interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place disaster recovery plans for its critical systems.  However, if the Company’s information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	United	International	Total	United	International	Total
	States			States
Owned	147	115	262	236	115	351
Leased	1	1	2	18	28	46
	148	116	264	254	143	397

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 1,500 barges, 14,400 rail cars, 700 trucks, 1,500 trailers, and 8 ocean going vessels; and leases, under operating leases, approximately 200 barges, 11,700 railcars, and ocean going vessels.

Oilseeds Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	60	70	130	64	90	154
Leased	–	–	–	–	19	19
	60	70	130	64	109	173

The Company operates thirty-two U.S. and twenty-four international oilseed crushing plants with a daily processing capacity of approximately 100,000 metric tons (4 million bushels).  The U.S. plants are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, South Carolina, Tennessee, and Texas.  The international plants are located in Argentina, Bolivia, Brazil, Canada, Czech Republic, Germany, India, Mexico, the Netherlands, Poland, Ukraine, and United Kingdom.

The Company operates fourteen U.S. oilseed refineries in Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, North Dakota, and Tennessee, as well as nineteen international refineries in Bolivia, Brazil, Canada, Czech Republic, Germany, India, the Netherlands, Poland, and United Kingdom.  The Company packages oils at ten international plants located in Bolivia, Brazil, Germany, India, Peru, Poland, and United Kingdom.  The Company operates three U.S. and six international biodiesel plants located in Missouri, North Dakota, Brazil, Germany, and India.  In addition, the Company operates five fertilizer blending plants in Brazil and Paraguay.

Item 2.	PROPERTIES (Continued)

The Oilseeds Processing segment operates fourteen U.S. country grain elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of approximately 11 million bushels, are located in Illinois, Missouri, North Carolina, Ohio, and South Carolina.  Also included in this segment are fifty U.S. and one international peanut procurement facilities with an aggregate storage capacity of approximately 321,000 metric tons.  The U.S. peanut procurement facilities are located in Alabama, Florida, Georgia, North Carolina, Oklahoma, Texas, and Virginia.  The international peanut procurement facility is located in Argentina.

This segment also operates 108 international elevators, including port facilities, in Bolivia, Brazil, Canada, India, Germany, the Netherlands, Paraguay, and Poland.  These facilities have a storage capacity of approximately 136 million bushels.  These merchandising and transportation facilities are included in the Oilseeds Processing segment in South America and Europe because they are managed in a more integrated nature in these regions.

The Company operates three soy protein specialty plants in Illinois and one plant in the Netherlands.  Lecithin products are produced at six U.S. and four international plants in Illinois, Iowa, Nebraska, Canada, Germany, and the Netherlands.  The Company produces vitamin E, sterols, and isoflavones at two plants in Illinois.  The Company also operates a specialty oils and fats plant in France that produces various value-added products for the pharmaceutical, cosmetic and food industries.

Corn Processing

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	17	1	18	5	–	5

The Company operates five wet corn milling plants and four dry corn milling plants with a daily grind capacity of approximately 66,000 metric tons (2.6 million bushels). The Company also operates corn germ extraction plants, sweeteners and starches production facilities, a glycols production facility, a polymer production facility, and bioproducts production facilities in Illinois, Iowa, Minnesota, Nebraska, North Carolina, and North Dakota and a sugarcane processing plant in Brazil.  The Corn Processing segment also operates five U.S. grain terminal elevators as adjuncts to its processing plants.  These elevators, with an aggregate storage capacity of approximately 13 million bushels, are located in Minnesota.

Agricultural Services

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	33	7	40	167	19	186
Leased	1	–	1	18	6	24
	34	7	41	185	25	210

The Company operates 152 U.S. terminal, sub-terminal, country, and river elevators covering the major grain producing states, and also operates eight grain export elevators in Florida, Louisiana, Ohio, and Texas.  Elevators are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, and Texas.  These elevators have an aggregate storage capacity of approximately 422 million bushels.  The Company has six grain export elevators in Argentina, Mexico, Romania and Ukraine that have an aggregate storage capacity of approximately 39 million bushels.  The Company has eleven country elevators located in the Dominican Republic, Ireland, Romania, and Ukraine.  In addition, the Company has eight river elevators located in Romania and Ukraine.

Item 2.	PROPERTIES (Continued)

The Company operates twenty-five U.S. edible bean procurement facilities located in Colorado, Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

The Company operates a rice mill located in California, an animal feed facility in Illinois, and an edible bean plant in North Dakota.  The Company also operates thirty-one U.S. and seven international formula feed and animal health and nutrition plants.  The U.S. plants are located in Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, Ohio, Pennsylvania, Texas, Washington, and Wisconsin.  The international plants are located in Canada, China, Puerto Rico, and Trinidad & Tobago.

Other

	Processing Plants			Procurement Facilities
	United States	International	Total	United States	International	Total

Owned	37	37	74	–	6	6
Leased	–	1	1	–	3	3
	37	38	75	–	9	9

The Company operates twenty-three U.S. wheat flour mills, a U.S. bulgur plant, two U.S. corn flour mills, two U.S. milo mills, and nineteen international flour mills with a total daily grain milling capacity of approximately 28,000 metric tons (1.0 million bushels).  The Company also operates six bakery mix plants.  These plants and related properties are located in California, Illinois, Indiana, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, Barbados, Belize, Canada, Grenada, Jamaica, and United Kingdom.  The Company operates two formula feed plants as adjuncts to the wheat flour mills in Belize and Grenada, a rice milling plant in Jamaica, and a starch and gluten plant in Iowa and in Canada.  The Company also operates a honey drying operation in Wisconsin.

The Company operates four U.S. and twelve international chocolate and cocoa bean processing plants with a total daily production capacity of approximately 3,000 metric tons.  The U.S. plants are located in Pennsylvania and Wisconsin, and the international plants are located in Belgium, Brazil, Canada, Germany, Ghana, Ivory Coast, the Netherlands, Singapore, and United Kingdom.  The Company operates nine cocoa bean procurement and handling facilities/port sites in Brazil, Indonesia, and Ivory Coast.

Item 3.	LEGAL PROCEEDINGS

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws.  The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2011-Quarter Ended
June 30	$37.28	$28.98	$0.16
March 31	38.02	30.13	0.16
December 31	34.03	28.53	0.15
September 30	33.54	25.02	0.15

Fiscal 2010-Quarter Ended
June 30	$29.26	$24.22	$0.15
March 31	31.89	28.06	0.15
December 31	33.00	27.66	0.14
September 30	32.13	26.00	0.14

The number of registered shareholders of the Company’s common stock at June 30, 2011, was 12,740.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2011 to April 30, 2011	70,705	$34.462	70,260	93,068,340

May 1, 2011 to May 31, 2011	6,289,094	32.590	6,288,107	86,780,233

June 1, 2011 to June 30, 2011	209	31.598	184	86,780,049

Total	6,360,008	$32.611	6,358,551	86,780,049

(1)  Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below and shares received as payment for the exercise price of stock option exercises.  During the three-month period ended June 30, 2011, the Company received 1,457 shares as payment for the exercise price of stock option exercises.

(2)  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2006.  Information in the graph is presented on a June 30 fiscal year basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/07
6/08
6/09
6/10
6/11
Archer Daniels Midland Company
S&P 500
S&P Consumer Staples

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2011	2010	2009	2008	2007
Net sales and other operating income	$80,676	$61,682	$69,207	$69,816	$44,018
Depreciation	827	857	730	721	701
Net earnings attributable to controlling interests	2,036	1,930	1,684	1,780	2,154
Basic earnings per common share	3.17	3.00	2.62	2.76	3.31
Diluted earnings per common share	3.13	3.00	2.62	2.75	3.28
Cash dividends	395	372	347	316	281
Per common share	0.62	0.58	0.54	0.49	0.43
Working capital	$14,286	$9,561	$10,523	$10,833	$7,254
Current ratio	2.1	2.1	2.2	1.7	1.9
Inventories	12,055	7,871	7,782	10,160	6,060
Net property, plant, and equipment	9,500	8,712	7,950	7,125	6,010
Gross additions to property, plant, and equipment	1,512	1,788	2,059	1,789	1,404
Total assets	42,193	31,808	31,582	37,052	25,114
Long-term debt, excluding current maturities	8,266	6,830	7,592	7,443	4,468
Shareholders’ equity	18,838	14,631	13,653	13,666	11,446
Per common share	27.87	22.89	21.27	21.22	17.80
Weighted average shares outstanding-basic	642	643	643	644	651
Weighted average shares outstanding-diluted	654	644	644	646	656

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut, start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share), charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share), gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share) and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma S.A.B de C.V.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.  See Note 9 in Item 8, Financial Statements and Supplementary Data (Item 8), for earnings per share calculation.

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

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for 2009 include a non-cash charge of $275 million ($171 million after tax, equal to $0.27 per share) related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V., and a $158 million income tax charge (equal to $0.24 per share) related to the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar.  For further information concerning Wilmar-related tax matters, see Note 13 in Item 8.

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

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 75 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to generate returns for our shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed and classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities of a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport agricultural commodities, as adjuncts to its oilseeds processing assets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.  Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut, the leading U.S. peanut sheller and oil refiner and operator of one peanut shelling facility in Argentina.  The Oilseeds Processing segment began consolidating the operating results of Golden Peanut, its previously 50% owned joint venture, in the third quarter of fiscal 2011.  The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of results for its Edible Oils Limited and Stratas Foods, LLC joint ventures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, a bioplastic facility, and other equity investments in renewable plastics.  This segment includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

The Agricultural Services segment utilizes its extensive U.S. grain elevator and global transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include truck, rail, barge, port, and ocean-going vessel handling and freight services.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture, activities related to the processing and distributing of formula feeds and animal health and nutrition products, and the procuring, processing, and distributing of edible beans.

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, private equity fund investments, and the Company’s share of the results of its equity investment in Gruma S.A.B de C.V.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, unallocated net interest costs, and the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

Operating Performance Indicators

The Company’s oilseeds processing, agricultural services, and wheat processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold.  Thus, changes in margins and gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

The Company conducts its business in over 75 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar, however certain transactions, including taxes, occur in local currency and require conversion to the functional currency.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

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

2011 Compared to 2010

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  In 2011, prices for certain agricultural commodities were higher in response to growing global demand and tighter crop supplies.  The projections of lower 2011 carryover stocks for certain key commodities, coupled with regional crop supply dislocations for certain commodities, also led to high commodity price volatility.  Global demand for agricultural commodities grew in 2011, resulting in increased sales volumes for most of the Company’s products.  The large 2010 North American harvest resulted in global merchandising, handling, and processing opportunities.  Protein meal markets for commercial livestock producers in the U.S., particularly poultry producers, faced challenging conditions.  Biodiesel markets in Europe and South America, together with the 2011 extension of the U.S. biodiesel blender’s credit, helped support global demand for refined and crude vegetable oils.  Sweeteners and starches demand remained strong in 2011 due primarily to U.S. exports of sweeteners and improved demand for industrial starches.  Ethanol sales volumes, including increased volumes as the Company’s new dry mills ramped up, were supported by favorable gasoline blending economics in the U.S. and good export demand.

Net earnings increased $106 million to $2.0 billion due principally to a $782 million increase in segment operating profit partially offset by a negative impact from changing LIFO inventory valuations and higher income taxes.  In 2011, the Company successfully managed through significant increases in market prices for most of its agricultural commodity raw materials, resulting in increased segment operating profit.  Earnings before income taxes includes charges of $368 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $42 million in the prior year caused by decreasing agricultural commodity prices.  Income taxes increased $331 million due to a higher effective income tax rate and higher earnings before income taxes.  The effective income tax rate of 33.1% for 2011 was the result of changes in the geographic mix of earnings and unfavorable specific tax items.

The fully diluted earnings per share calculation for 2011 was impacted by the completion of the Company’s debt remarketing related to the $1.75 billion Equity Units.  While the approximately 44 million new common shares related to the $1.75 billion Equity Units were not issued until June 1, 2011, the “if converted” method of accounting for diluted earnings per share required diluted EPS to be calculated as if the Company issued the shares on January 1, 2011, and this assumption resulted in a dilutive impact of $0.04 on earnings per share (See Note 9 in the accompanying consolidated financial statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Prior year net sales and other operating income by segment has been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

Net sales and other operating income by segment are as follows:

	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$16,924	$14,487	$2,437
Refining, Packaging, Biodiesel and Other	9,476	7,133	2,343
Asia	262	190	72
Total Oilseeds Processing	26,662	21,810	4,852

Corn Processing
Sweeteners and Starches	3,766	3,264	502
Bioproducts	6,142	4,610	1,532
Total Corn Processing	9,908	7,874	2,034

Agricultural Services
Merchandising and Handling	37,705	26,589	11,116
Transportation	222	167	55
Total Agricultural Services	37,927	26,756	11,171

Other
Processing	6,069	5,147	922
Financial	110	95	15
Total Other	6,179	5,242	937
Total	$80,676	$61,682	$18,994

Net sales and other operating income increased $19.0 billion, or 31%, to $80.7 billion.  Net sales and other operating income increased $14.2 billion due to higher average selling prices, primarily related to higher underlying commodity costs, and increased $4.8 billion due to increased sales volumes, including sales volumes from acquisitions.  Agricultural Services sales increased 42% to $37.9 billion due to higher average selling prices of agricultural commodities and higher global sales volumes.  Oilseeds Processing sales increased 22% to $26.7 billion primarily due to higher average selling prices for vegetable oils, soybeans, biodiesel, and protein meal.  Corn Processing sales increased 26% to $9.9 billion due to higher average selling prices and increased sales volumes of ethanol and other corn products, in part due to the Company’s two new ethanol dry mills coming on-line.  Other sales increased 18% to $6.2 billion primarily due to higher average selling prices of cocoa and cocoa products and wheat flour; and increased sales volumes of cocoa and cocoa products.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 32% to $76.4 billion due to higher costs of agricultural commodities, negative impacts resulting from changes in LIFO inventory valuations, and higher manufacturing costs.   Cost of products sold includes charges of $368 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $42 million in the prior year caused by decreasing agricultural commodity prices.  Manufacturing expenses increased $410 million due primarily to higher processed volumes, including the volumes of the Company’s new greenfield operations coming on-line, and higher average unit costs for certain chemicals and fuels used in the Company’s processing and transportation operations.  During the second quarter of fiscal 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimate resulted in a $133 million decrease in depreciation expense compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses included $94 million in fiscal 2011 related to the start up of new plants compared to $110 million in the prior year.

Selling, general and administrative expenses increased 15% to $1.6 billion.  This increase was due to higher employee-related costs and higher administrative expenses.  Higher employee-related costs principally reflect the increase in number of employees during the year and included higher salaries and wages, higher accruals for performance-based compensation and higher benefit expenses.

Equity in earnings of unconsolidated affiliates declined 3% to $542 million.  The decline in earnings from the Company’s equity investee, Wilmar, were partially offset by higher earnings of the Company’s equity investee, Gruma, in part due to a gain on disposition of assets.

Interest income increased 8% to $136 million principally resulting from higher interest earned on advances to affiliates.

Interest expense increased 14% to $482 million.  Interest costs capitalized as a component of major construction projects in progress was $7 million compared to $75 million in the prior year.  Interest incurred on long-term debt declined $24 million as a result of debt retirements while interest incurred on short-term debt increased $15 million due to higher average borrowings driven by higher working capital requirements.

Other (income) expense – net increased $255 million primarily due to the $71 million gain resulting from the revaluation of the Company’s previously held equity interest in Golden Peanut upon acquisition of the remaining 50% interest, gains on interest rate swaps of $30 million compared to a loss of $59 million in the prior year, and a decrease in charges related to early extinguishment of debt from $75 million in the prior year to $15 million in the current year.

Income taxes increased $331 million to $997 million due to a higher effective income tax rate and higher pretax earnings.  The Company’s effective income tax rate increased to 33.1% during 2011 compared to 25.8% in fiscal 2010.  The increase in the current year rate is primarily due to a geographic mix of earnings that shifted more to the U.S., a higher U.S. effective income tax rate, income tax expense associated with foreign currency re-measurement of non-monetary assets in Brazil, and adjustments to deferred income tax balances.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2011	2010	Change
		(In millions)
Oilseeds Processing
Crushing and Origination	$1,013	$818	$195
Refining, Packaging, Biodiesel and Other	329	291	38
Asia	182	291	(109)
Total Oilseeds Processing	1,524	1,400	124

Corn Processing
Sweeteners and Starches	320	529	(209)
Bioproducts	742	193	549
Total Corn Processing	1,062	722	340

Agricultural Services
Merchandising and Handling	818	583	235
Transportation	104	85	19
Total Agricultural Services	922	668	254

Other
Processing	474	403	71
Financial	39	46	(7)
Total Other	513	449	64
Total Segment Operating Profit	4,021	3,239	782
Corporate (see below)	(1,006)	(654)	(352)
Earnings Before Income Taxes	$3,015	$2,585	$430

Corporate results are as follows:

	2011	2010	Change
	(In millions)

LIFO credit (charge)	$(368)	$42	$(410)
Unallocated interest expense - net	(335)	(283)	(52)
Unallocated corporate costs	(326)	(266)	(60)
Charges on early extinguishment of debt	(8)	(75)	67
Gains (losses) on interest rate swaps	30	(59)	89
Other	1	(13)	14
Total Corporate	$(1,006)	$(654)	$(352)

Oilseeds Processing operating profit increased 9% to $1.5 billion.  Crushing and origination results increased $195 million to $1.0 billion, which include the $71 million gain on the revaluation of the Company’s equity interest in Golden Peanut as a result of the acquisition of the remaining 50% interest.  Improved North American crushing results, particularly for cotton seed and canola, were partially offset by lower crushing margins in South America and Europe.  Margins globally were enhanced by good positioning and by improved origination results.  In South America, fertilizer results improved due to higher margins and volumes.  Refining, packaging, biodiesel and other results increased $38 million to $329 million due principally to higher packaged oils margins and improved North American and European biodiesel results.  Asia results decreased $109 million due principally to decreased earnings from the Company’s equity investee, Wilmar.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased 47% to $1.1 billion, which includes favorable impacts from ownership positions, which were allocated to sweeteners and starches and bioproducts based on total grind.  Sweeteners and starches operating profit decreased $209 million to $320 million due to higher net corn costs partially offset by higher sales volumes.  Sales volumes increased due to U.S. export shipments of sweeteners and improved U.S. demand for industrial starches. Bioproducts operating profit improved $549 million primarily due to higher ethanol sales volumes and higher average selling prices leading to increased ethanol and lysine margins.  Bioproducts margins were also enhanced by favorable corn ownership positions.  Bioproducts results included startup costs related to the Company’s new plants of $94 million in the current year compared to $107 million in the prior year.

Agricultural Services operating profit increased 38% to $922 million.  Merchandising and handling results increased due to higher corn and wheat sales volumes and higher margins.  A large 2010 U.S. harvest combined with strong international demand resulted in higher U.S. export shipments.  Merchandising and handling results this year include an insurance recovery of $67 million related to property damage and business interruption resulting from an October 2008 explosion at the Company’s Destrehan, Louisiana export facility.  International merchandising results were weaker in part due to positions impacted by unexpected shifts in crop supply caused by weather conditions and government actions in the Black Sea region.  Transportation results increased $19 million to $104 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. export volumes.

Other operating profit increased 14% to $513 million.  Other processing operating results improved in the Company’s wheat milling and cocoa business units due principally to increased equity earnings from the Company’s equity investee, Gruma, which include a $78 million gain related to the disposal of Gruma assets.    Other financial operating profit decreased $7 million primarily due to higher captive insurance loss provisions principally related to a $67 million loss related to the Company’s Destrehan, Louisiana export facility insurance claim.

Corporate results decreased $352 million primarily due to the negative impact from changing LIFO inventory valuations and higher unallocated interest expense - net.  The effects of changing commodity prices on LIFO inventory reserves resulted in charges of $368 million compared to credits of $42 million for the prior year.  Corporate unallocated interest expense increased $52 million mostly due to lower capitalization of interest costs for construction projects in progress.  Partially offsetting the higher LIFO and unallocated interest costs were $30 million of gains on interest rate swaps compared to prior year losses on interest rate swaps of $59 million.  In addition, the prior year included charges of $75 million on early debt extinguishment compared to $8 million of similar charges in the current year.

2010 Compared to 2009

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Market expectations throughout most of fiscal 2010 for fewer global crop supply and demand imbalances, coupled with continuing uncertainty about short-term demand, led to generally lower and less volatile agricultural commodity market prices and conditions.  In addition, the late, extended U.S. harvest reduced profit opportunities.  North American oilseed exports and U.S. crushing volumes were enhanced in 2010 by the poor supply of 2009 crop year soybeans in South America.  Increased government mandates for the use of biodiesel in South America and Europe resulted in increased biodiesel demand and helped keep overall demand for refined and crude vegetable oil steady in these regions.  However, in North America, demand for vegetable oils remained weak in 2010 due to low consumption of oils in the food service and biodiesel industries, in part due to the expiration of the biodiesel blending credit in the U.S. on January 1, 2010.  Soybean protein meal demand improved, particularly in Asia.  Market prices for corn decreased in 2010 resulting in lower raw material costs for corn processing and decreased average selling prices for sweeteners and starches.  Lower energy, fuel and chemical costs per unit positively impacted the Company’s manufacturing costs.  More favorable ethanol blending economics together with increased ethanol merchandising activity resulted in increased demand, higher ethanol sales volumes, and improved margins.

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

Analysis of Statements of Earnings

Net sales and other operating income by segment for 2010 and 2009 have been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

Net sales and other operating income by segment are as follows:

	2010	2009	Change
		(In millions)
Oilseeds Processing
Crushing and Origination	$14,487	$15,013	$(526)
Refining, Packaging, Biodiesel and Other	7,133	8,756	(1,623)
Asia	190	179	11
Total Oilseeds Processing	21,810	23,948	(2,138)

Corn Processing
Sweeteners and Starches	3,264	3,690	(426)
Bioproducts	4,610	3,938	672
Total Corn Processing	7,874	7,628	246

Agricultural Services
Merchandising and Handling	26,589	32,007	(5,418)
Transportation	167	242	(75)
Total Agricultural Services	26,756	32,249	(5,493)

Other
Processing	5,147	5,272	(125)
Financial	95	110	(15)
Total Other	5,242	5,382	(140)
Total	$61,682	$69,207	$(7,525)

Net sales and other operating income decreased 11% to $61.7 billion due principally to lower average selling prices in 2010 in line with year-over-year declines in underlying commodity costs.  Oilseeds Processing sales decreased 9% to $21.8 billion, due principally to lower average selling prices for soybeans, protein meal, refined oil, and biodiesel partially offset by increased sales volumes of soybeans and fertilizer.  Corn Processing sales increased 3% to $7.9 billion primarily as a result of increased sales volumes of ethanol and lysine partially offset by lower average selling prices of ethanol, sweeteners, and starches.  Agricultural Services sales decreased 17% to $26.8 billion, due to lower average selling prices, in line with year-over-year declines in underlying commodity prices and lower sales volumes.  Other sales decreased 3% to $5.2 billion, primarily due to lower average selling prices of wheat flour partially offset by increased wheat flour sales volumes and higher average selling prices and sales volumes for cocoa products.

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

Equity earnings of unconsolidated affiliates increased $416 million to $561 million primarily due to the absence of a non-cash charge of $275 million in 2009 related to currency derivative losses of the Company’s equity investee, Gruma S.A.B. de C.V.

Interest income declined $55 million to $126 million primarily due to lower average interest rates.

Interest expense declined $47 million to $422 million primarily due to lower average interest rates.

Other expense – net increased $91 million due to pre-tax charges of $75 million related to the early extinguishment of debt and $59 million for unrealized losses on interest rate swaps (for more information on the charges related to the early extinguishment of debt, see Note 8 in Item 8, Financial Statements and Supplementary Data).

Income taxes decreased $146 million due to a lower effective income tax rate partially offset by higher pretax earnings.  The Company’s effective income tax rate during 2010 was 25.8%.  In 2009, the effective income tax rate was 32.5% which included $158 million of income tax charges related to the partial restructuring of the holding company structure through which the Company holds a portion of its equity investment in Wilmar.  Excluding these Wilmar charges, the Company’s effective income tax rate for 2009 was 26.2%.  For more information concerning Wilmar tax matters see Note 13 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2010	2009	Change
		(In millions)
Oilseeds Processing
Crushing and Origination	$818	$767	$51
Refining, Packaging, Biodiesel and Other	291	265	26
Asia	291	248	43
Total Oilseeds Processing	1,400	1,280	120

Corn Processing
Sweeteners and Starches	529	500	29
Bioproducts	193	(315)	508
Total Corn Processing	722	185	537

Agricultural Services
Merchandising and Handling	583	832	(249)
Transportation	85	162	(77)
Total Agricultural Services	668	994	(326)

Other
Processing	403	51	352
Financial	46	(57)	103
Total Other	449	(6)	455
Total Segment Operating Profit	3,239	2,453	786
Corporate (see below)	(654)	47	(701)
Earnings Before Income Taxes	$2,585	$2,500	$85

Corporate results are as follows:

	2010	2009	Change
	(In millions)

LIFO credit	$42	$517	$(475)
Unallocated interest expense - net	(283)	(192)	(91)
Unallocated corporate costs	(266)	(252)	(14)
Charges on early extinguishment of debt	(75)	–	(75)
Unrealized losses on interest rate swaps	(59)	–	(59)
Other	(13)	(26)	13
Total Corporate	$(654)	$47	$(701)

Oilseeds Processing operating profit increased 9% to $1.4 billion.  Crushing and origination results increased $51 million due to higher North American soybean crushing margins and favorable soft seed commodity positioning, partially offset by lower soybean crushing margins in Europe and South America.  Refining, packaging, biodiesel and other operating profit increased $26 million due primarily to higher South American biodiesel results and improved margins in Europe.  Oilseeds processing results in Asia increased $43 million to $291 million due principally to improved equity earnings of Wilmar.

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

Agricultural Services operating profit decreased $326 million to $668 million.  Merchandising and handling results decreased $249 million.  Enhanced volume and margin opportunities created by 2009’s volatile commodity markets and tight credit markets did not recur.  Volumes and margins in 2010 benefited from strong demand for U.S. soybean exports following the short South American 2009 crop.  Transportation results decreased $77 million due to lower barge freight rates and decreased barge utilization levels resulting from weaker U.S. economic conditions and the late, extended North American harvest.

Other operating profit increased $455 million to $449 million.  Other processing operating profit increased $352 million due to improved equity earnings from the Company’s investment in Gruma, improved wheat milling margins, and improved cocoa processing results.  Financial operating profit increased $103 million due primarily to the absence of losses experienced in 2009 from managed fund investments and captive insurance operations.

Corporate results decreased $701 million.  The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $42 million for the year ended June 30, 2010, compared to a credit of $517 million for the year ended June 30, 2009.  Unallocated interest expense – net increased $91 million reflecting a reduction in corporate interest income caused by lower short-term interest rates and lower working capital requirements of the operating segments.  In March 2010, the Company repurchased $500 million of long-term debt which generated a $75 million pretax charge on early extinguishment of debt.  In connection with a debt remarketing planned for 2011, the Company entered into interest rate swaps to fix the interest rate on a portion of the planned remarketing which resulted in $59 million of unrealized losses on interest rate swaps.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations.  In addition, the Company maintains a commercial paper borrowing facility and has access to equity and debt capital from public and private sources in both U.S. and international markets.

At June 30, 2011, the Company had $1.4 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.1 to 1.  Included in working capital is $7.1 billion of readily marketable commodity inventories.  Cash used in operating activities was $2.3 billion for the year compared to cash provided by operating activities of $2.7 billion last year.  Working capital increased in the current year due principally to higher agricultural commodity market prices.  Cash used in investing activities of $1.7 billion, principally for capital expenditures, businesses acquired, and investments, was in line with last year.  Cash provided by financing activities was $3.6 billion for the year compared to cash used in financing activities of $1.0 billion last year.  Net borrowings increased primarily to fund higher working capital.  Short-term borrowings increased due principally to higher commercial paper borrowings, and long-term borrowings increased primarily as a result of the issuance of $1.5 billion of 18-month floating rate notes in February 2011.  In addition, the Company issued common stock and received $1.75 billion under the forward stock purchase component of the Company’s Equity Units (see Note 8 in Item 8).

At June 30, 2011, the Company’s capital resources included net worth of $18.8 billion and lines of credit totaling $6.9 billion, of which $5.7 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 30% at June 30, 2011 and 32% at June 30, 2010.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which there were $620 million of commercial paper outstanding at June 30, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of June 30, 2011, none of the conditions permitting conversion of these notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  As of June 30, 2011, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivable as a collateral for any borrowings under the facility.  Any borrowings under the facility will be recorded as secured borrowings.  As of August 24, 2011, the Company had not used the facility.  This facility expands the Company’s access to liquidity through efficient use of its balance sheet assets.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of June 30, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $79 million as of June 30, 2011 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
Contractual	Item 8 Note		Less than	1 - 3	3 – 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$17,457	$16,593	$807	$43	$14
Energy		456	340	76	22	18
Other		398	168	186	35	9
Total purchases		18,311	17,101	1,069	100	41

Short-term debt		1,875	1,875	–	–	–
Long-term debt	Note 8	8,444	178	2,875	46	5,345
Estimated interest payments		7,177	384	690	646	5,457
Operating leases	Note 14	1,163	233	334	225	371
Estimated pension and other postretirement plan contributions (1)	Note 15	167	55	19	21	72
Total		$37,137	$19,826	$4,987	$1,038	$11,286

(1) Includes pension contributions of $47 million for fiscal 2012.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2012.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At June 30, 2011, the Company estimates it will spend approximately $2.8 billion through calendar year 2014 to complete currently approved capital projects which are not included in the table above.  The Company also has outstanding letters of credit and surety bonds of $620 million at June 30, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2011, these contingent obligations totaled approximately $121 million.  Amounts outstanding for the primary entity under these contingent obligations were $69 million at June 30, 2011.

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

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and net sales and other operating income in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded in the statement of earnings as a component of cost of products sold.  See Note 4 in Item 8 for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with pension benefits.  Eligible U.S. employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible U.S. employees hired on or after January 1, 2009 (and eligible salaried employees with less than five years of service prior to January 1, 2009) participate in a “cash balance” pension formula.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.  See Note 15 in Item 8 for additional information.

Income Taxes

The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As an example, a subsidiary of the Company received tax assessments in the amount of $665 million consisting of  tax, penalty, and interest (adjusted for interest and variation in currency exchange rates) from the Brazilian Federal Revenue Service challenging the deductibility of commodity hedging losses incurred by the Company for tax years 2004, 2006 and 2007.  The Company evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize the tax benefits of these deductions (See Note 13 in Item 8 for additional information).

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

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $8.2 billion at June 30, 2011, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

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

Goodwill and other intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other.  Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level in the fourth quarter of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Definite-lived intangible assets are amortized over their estimated useful lives.  If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Valuation of Marketable Securities and Investments in Affiliates

The Company classifies the majority of its marketable securities as available-for-sale and carries these securities at fair value.  The Company applies the equity method for investments over which the Company has the ability to exercise significant influence.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  For publicly traded securities, the fair value of the Company’s investments is readily available based on quoted market prices.  For non-publicly traded securities, management’s assessment of fair value is based on valuation methodologies including discounted cash flows and estimates of sales proceeds.  In the event of a decline in fair value of an investment below carrying value, management is required to determine if the decline in fair value is other than temporary.  In evaluating the nature of a decline in the fair value of an investment, management considers the market conditions, trends of earnings, discounted cash flows, trading volumes, and other key measures of the investment as well as the Company’s ability and intent to hold the investment.  When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in the current period operating results to the extent of the decline. See Notes 5 and 6 in Item 8 for information regarding the Company’s marketable securities and investments in affiliates. If management used different estimates and assumptions in its evaluation of these marketable securities, then the Company could recognize different amounts of expense over future periods.

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

The Company enters into derivative and non-derivative contracts with the primary objective of managing the Company’s exposure to adverse price movements in the agricultural commodities used for, and produced in, our business operations.    The Company will also use exchange-traded futures and exchange-traded and over-the-counter option contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contracts defaults, and volatility of freight markets. In addition, the Company, from time-to-time, enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or net sales and other operating income in the statement of earnings when the hedged item is recognized.

The Company’s commodity position consists of merchandisable agricultural commodity inventories, related purchase and sales contracts, energy and freight contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts including contracts used to hedge portions of production requirements, net of sales.

The fair value of the Company’s commodity position is a summation of the fair values calculated for each commodity by valuing all of the commodity positions at quoted market prices for the period, where available, or utilizing a close proxy.  The Company has established metrics to monitor the amount of market risk exposure, which consist of volumetric limits, and value-at-risk (VaR) limits.  VaR measures the potential loss, at a 95% confidence level, that could be incurred over a one year period.  Volumetric limits are monitored daily and VaR calculations and sensitivity analysis are monitored weekly.

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for each of the last two years together with the market risk from a hypothetical 10% adverse price change is as follows:

	2011		2010
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$2,388	$239	$738	$74
Lowest position	368	37	(183)	(18)
Average position	1,644	164	216	22

The change in fair value of the average position for 2011 compared to 2010 was principally the result of changes in average quantities underlying the weekly commodity position.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

The Company conducts its business in over 75 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $8.2 billion at June 30, 2011, and $6.4 billion at June 30, 2010.  This increase is due to the appreciation of foreign currencies versus the U.S. dollar and an increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $837 million and $639 million for 2011 and 2010, respectively.  Actual results may differ.

Interest

The fair value of the Company’s long-term debt is estimated using quoted market prices, where available, and discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 50 basis points decrease in interest rates.  Actual results may differ.

	2011	2010
	(In millions)
Fair value of long-term debt	$9,108	$7,700
Excess of fair value over carrying value	842	870
Market risk	333	289

The increase in fair value of long-term debt in 2011 resulted principally from the issuance of $1.5 billion of 18-month floating rate notes in February 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
	Year Ended June 30
	2011	2010	2009
	(In millions, except per share amounts)

Net sales and other operating income	$80,676	$61,682	$69,207
Cost of products sold	76,376	57,839	65,118
Gross Profit	4,300	3,843	4,089

Selling, general and administrative expenses	1,611	1,398	1,412
Interest expense	482	422	469
Equity in earnings of unconsolidated affiliates	(542)	(561)	(145)
Interest income	(136)	(126)	(181)
Other (income) expense - net	(130)	125	34
Earnings Before Income Taxes	3,015	2,585	2,500

Income taxes	997	666	812
Net Earnings Including Noncontrolling Interests	2,018	1,919	1,688

Less: Net earnings (losses) attributable to noncontrolling interests	(18)	(11)	4

Net Earnings Attributable to Controlling Interests	$2,036	$1,930	$1,684

Average number of shares outstanding – basic	642	643	643

Average number of shares outstanding – diluted	654	644	644

Basic earnings per common share	$3.17	$3.00	$2.62

Diluted earnings per common share	$3.13	$3.00	$2.62

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	June 30
	2011	2010
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$615	$1,046
Short-term marketable securities	739	394
Segregated cash and investments	3,396	2,337
Receivables	9,816	6,122
Inventories	12,055	7,871
Other assets	883	624
Total Current Assets	27,504	18,394

Investments and Other Assets
Investments in and advances to affiliates	3,240	2,799
Long-term marketable securities	666	678
Goodwill	602	523
Other assets	681	702
Total Investments and Other Assets	5,189	4,702

Property, Plant, and Equipment
Land	305	277
Buildings	4,413	4,008
Machinery and equipment	16,245	15,107
Construction in progress	765	612
	21,728	20,004
Accumulated depreciation	(12,228)	(11,292)
Net Property, Plant, and Equipment	9,500	8,712
Total Assets	$42,193	$31,808

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,875	$374
Accounts payable	7,550	5,538
Accrued expenses	3,615	2,577
Current maturities of long-term debt	178	344
Total Current Liabilities	13,218	8,833

Long-Term Liabilities
Long-term debt	8,266	6,830
Deferred income taxes	859	439
Other	1,012	1,075
Total Long-Term Liabilities	10,137	8,344

Shareholders’ Equity
Common stock	6,636	5,151
Reinvested earnings	11,996	10,357
Accumulated other comprehensive income (loss)	176	(899)
Noncontrolling interests	30	22
Total Shareholders’ Equity	18,838	14,631
Total Liabilities and Shareholders’ Equity	$42,193	$31,808

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2011	2010	2009
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$2,018	$1,919	$1,688
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	877	912	780
Deferred income taxes	521	30	20
Gain on Golden Peanut revaluation	(71)	–	–
Equity in (earnings) losses of affiliates, net of dividends	(397)	(326)	54
Stock compensation expense	47	45	65
Pension and postretirement accruals (contributions), net	4	(110)	(161)
Charges on early extinguishment of debt	15	75	–
Deferred cash flow hedges	(1)	49	(235)
Other – net	(121)	84	48
Changes in operating assets and liabilities
Segregated cash and investments	(1,035)	74	(426)
Receivables	(2,882)	740	3,680
Inventories	(3,412)	(404)	1,899
Other assets	(257)	(211)	152
Accounts payable and accrued expenses	2,354	(193)	(2,223)
Total Operating Activities	(2,340)	2,684	5,341

Investing Activities
Purchases of property, plant, and equipment	(1,247)	(1,607)	(1,898)
Proceeds from sales of property, plant, and equipment	72	35	65
Proceeds from sale of businesses	–	–	258
Net assets of businesses acquired	(218)	(62)	(198)
Investments in and advances to affiliates	(31)	(146)	(15)
Purchases of marketable securities	(2,379)	(1,387)	(2,402)
Proceeds from sales of marketable securities	2,094	1,454	2,312
Other – net	34	48	7
Total Investing Activities	(1,675)	(1,665)	(1,871)

Financing Activities
Long-term debt borrowings	1,564	27	125
Long-term debt payments	(417)	(552)	(24)
Debt repurchase premium and costs	(21)	(71)	–
Net borrowings (payments) under line of credit agreements	1,381	29	(2,890)
Shares issued related to equity unit conversion	1,750	–	–
Purchases of treasury stock	(301)	(100)	(100)
Cash dividends	(395)	(372)	(347)
Other – net	23	11	11
Total Financing Activities	3,584	(1,028)	(3,225)

Increase (decrease) in cash and cash equivalents	(431)	(9)	245
Cash and cash equivalents – beginning of year	1,046	1,055	810
Cash and cash equivalents – end of year	$615	$1,046	$1,055

Cash paid for interest and income taxes were as follows:
Interest	$418	$453	$522
Income taxes	513	604	1,011

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance June 30, 2008	644	$5,221	$7,463	$957	$25	$13,666

Comprehensive income
Net earnings			1,684		4
Other comprehensive income				(1,312)
Total comprehensive income						376
Cash dividends paid-$.54 per share			(347)			(347)
Treasury stock purchases	(4)	(100)				(100)
Pension plan measurement date adjustment net of tax			(21)			(21)
Stock compensation expense		65				65
Other	2	18	(1)		(3)	14
Balance June 30, 2009	642	5,204	8,778	(355)	26	13,653

Comprehensive income
Net earnings			1,930		(11)
Other comprehensive income (loss)				(544)
Total comprehensive income						1,375
Cash dividends paid-$.58 per share			(372)			(372)
Treasury stock purchases	(4)	(100)				(100)
Stock compensation expense		45				45
Other	1	2	21		7	30
Balance June 30, 2010	639	5,151	10,357	(899)	22	14,631

Comprehensive income
Net earnings			2,036		(18)
Other comprehensive income				1,075
Total comprehensive income						3,093
Cash dividends paid-$.62 per share			(395)			(395)
Shares issued related to equity unit conversion	44	1,750				1,750
Treasury stock purchases	(9)	(301)				(301)
Stock compensation expense		47				47
Acquisition of noncontrolling interests		(26)			25	(1)
Other	2	15	(2)		1	14
Balance June 30, 2011	676	$6,636	$11,996	$176	$30	$18,838

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2011, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain majority-owned subsidiaries are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period, except as described below.  The Company evaluates and consolidates, where appropriate, its less than majority-owned investments pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation.

Effective in the second quarter of fiscal year 2011, one of the Company’s majority-owned subsidiaries changed its accounting period resulting in the elimination of a one-month lag in the reporting of the consolidated subsidiary’s financial results.  The effect of this change on after-tax earnings for the year ended June 30, 2011 was immaterial.

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

The Company accounted for this service life update as a change in accounting estimate as of October 1, 2010 in accordance with the guidance of ASC Topic 250, Accounting Changes and Error Corrections, thereby impacting the quarter in which the change occurred and future quarters.  The effect of this change on after-tax earnings and diluted earnings per share was an increase of $83 million and $0.13, respectively, for the year ended June 30, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Reclassifications

Other (income) expense - net in prior years’ consolidated statement of earnings has been reclassified to conform to the current year’s presentation with corresponding changes to certain items in prior year’s Note 4.  In addition, inventories and accrued expenses in prior year’s consolidated balance sheet have been reclassified to conform to the current year’s presentation with corresponding changes in prior year’s consolidated statement of cash flows with no impact to total cash provided by (used in) operating, investing, or financing activities.  The consolidated balance sheet reclassification also resulted in changes to certain items in prior year’s Notes 4 and 16.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Segregated Cash and Investments

The Company segregates certain cash and investment balances in accordance with certain regulatory requirements, commodity exchange requirements, and insurance arrangements.  These segregated balances represent deposits received from customers of the Company’s registered futures commission merchant, securities pledged to commodity exchange clearinghouses, and cash and securities pledged as security under certain insurance arrangements.  Segregated cash and investments primarily consist of cash, United States government securities, and money-market funds.

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts, $100 million and $97 million at June 30, 2011 and 2010, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.  Accounts receivable due from unconsolidated affiliates as of June 30, 2011 and 2010 was $367 million and $304 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

Marketable Securities

The Company classifies its marketable securities as available-for-sale, except for certain designated securities which are classified as trading securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.  The Company monitors its investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other-than-temporary.  Trading securities are carried at fair value with unrealized gains and losses included in income on a current basis.  The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings.  The Company considers marketable securities maturing in less than one year as short-term.  All other marketable securities are classified as long-term.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.  The Company capitalized interest on major construction projects in progress of $7 million, $75 million, and $95 million in 2011, 2010, and 2009, respectively.

Goodwill and other intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other.  Under this standard, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill and other intangible assets with indefinite lives for impairment in the fourth quarter of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded a $6 million goodwill impairment charge during 2009.  There were no goodwill impairment charges recorded during 2011 and 2010.  The carrying value of the Company’s other intangible assets is not material.

Asset Abandonments and Write-Downs

The Company recorded a $2 million, a $9 million, and a $13 million charge in cost of products sold during 2011, 2010, and 2009, respectively, principally related to the abandonment and write-down to fair value of certain long-lived assets.  The majority of these assets were idle or related to underperforming product lines and the decision to abandon or write-down was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.  Net sales to unconsolidated affiliates during 2011, 2010, and 2009 were $7.1 billion, $7.1 billion, and $6.5 billion, respectively.

Archer-Daniels-Midland Company

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $60 million, $56 million, and $50 million for the years ended June 30, 2011, 2010, and 2009, respectively.

Per Share Data

Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted average number of common shares outstanding.  In computing diluted earnings per share, average number of common shares outstanding is increased by common stock options outstanding with exercise prices lower than the average market price of common shares using the treasury share method.

As further described in Note 8, certain potentially dilutive securities were excluded from the diluted average shares calculation because their impact was anti-dilutive, except during the third quarter of fiscal 2011.  See Note 9 for the earnings per share calculation

New Accounting Standards

Effective July 1, 2010, the Company adopted the amended guidance in Accounting Standards Codification (ASC) Topic 810, Consolidations, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance and the other entity’s purpose and design.  The VIEs in which the Company holds variable interests are not considered material to the Company’s consolidated results. As a result of the adoption of this guidance, the Company deconsolidated one VIE with no material effect on the Company’s consolidated financial statements.

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

The Company has seasonal interest-bearing inventory financing arrangements with farmers in certain countries around the world.  Typically, advances occur during the planting season and are repaid at harvest.  As of June 30, 2011, $220 million of receivables under these financing arrangements were outstanding, the majority of which was secured by various forms of collateral.  Receivables are placed on nonaccrual status when the accounts are in legal dispute.  Interest income and losses on these inventory financing arrangements are not material.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.	Summary of Significant Accounting Policies (Continued)

The Company’s wholly-owned subsidiary, Hickory Point Bank and Trust, also has loans receivable.  As of June 30, 2011, $290 million of loans were outstanding.  The accrual of interest on these loans is discontinued when the loan is 90 days past due.  Interest income and losses on these bank loans are not material.

The Company’s other financing receivables as of June 30, 2011 were immaterial.

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

Effective July 1, 2012, the Company will be required to adopt the amended guidance of ASC Topic 220, Comprehensive Income, which requires the Company to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity.  The Company will be required to apply the presentation and disclosure requirements of the amended guidance retrospectively.  The adoption of this amended guidance will change financial statement presentation and require expanded disclosures in the Company’s consolidated financial statements but will not impact financial results.

Note 2.	Acquisitions

The Company’s 2011 and 2010 acquisitions were accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended.  The Company’s 2009 acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141.  Tangible assets and liabilities, based on preliminary purchase price allocations for 2011 acquisitions, were adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.  Operating results of these acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s consolidated operating results.

2011 Acquisitions

During 2011, the Company made four acquisitions for a total cost of $218 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these four acquisitions of $218 million plus the acquisition-date fair value of the equity interest the Company previously held in Golden Peanut was preliminarily allocated to working capital, property, plant and equipment, goodwill, other long-term assets, and long-term liabilities for $113 million, $235 million, $63 million, $11 million, and $36 million, respectively.

The acquisition of Alimenta (USA), Inc., the Company’s former 50 percent partner in Golden Peanut, was the only significant acquisition during the year.  This transaction resulted in the Company obtaining control of the remaining outstanding shares of Golden Peanut, the largest U.S. handler, processor and exporter of peanuts and operator of one facility in Argentina. This business fits well with the Company’s existing U.S. oilseed and export operations in its global oilseed business.  A pre-tax gain of $71 million was recognized in the second quarter as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest based on the guidance of ASC Topic 805, Business Combinations.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.	Acquisitions (Continued)

2010 Acquisitions

During 2010, the Company acquired two businesses for a total cost of $62 million in cash.  The final purchase price allocations resulted in goodwill of $3 million.  The purchase price of $62 million was allocated to current assets, property, plant and equipment, and other long-term assets for $2 million, $57 million, and $3 million, respectively.

2009 Acquisitions

During 2009, the Company acquired ten businesses for a total cost of $198 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The preliminary purchase price allocations resulted in goodwill of $31 million.  The purchase price of $198 million was allocated to current assets, property, plant and equipment, other long-term assets, and liabilities for $176 million, $82 million, $111 million, and $171 million, respectively.  The final valuations resulted in a $13 million reduction in the cost of one acquisition and a corresponding decrease in the amount previously allocated to current assets.  The finalization of the purchase price allocations related to these acquisitions resulted in a $7 million increase in goodwill and a corresponding decrease in other long-term assets.

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.  For the period ended June 30, 2011, the Company had no transfers between Levels 1 and 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and 2010.

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,153	$762	$5,915
Unrealized derivative gains:
Commodity contracts	1,198	1,457	112	2,767
Foreign exchange contracts	–	237	–	237
Interest rate contracts	–	3	–	3
Marketable securities	1,628	328	–	1,956
Total Assets	$2,826	$7,178	$874	$10,878

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,317	$1,193	$44	$2,554
Foreign exchange contracts	–	178	–	178
Inventory-related payables	–	278	45	323
Total Liabilities	$1,317	$1,649	$89	$3,055

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$3,774	$458	$4,232
Unrealized derivative gains:
Commodity contracts	777	1,883	69	2,729
Foreign exchange contracts	162	38	–	200
Marketable securities	1,067	543	–	1,610
Total Assets	$2,006	$6,238	$527	$8,771

Liabilities:
Unrealized derivative losses:
Commodity contracts	$937	$2,161	$56	$3,154
Foreign exchange contracts	184	82	–	266
Interest rate contracts	–	26	–	26
Inventory-related payables	–	207	31	238
Total Liabilities	$1,121	$2,476	$87	$3,684

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.	Fair Value Measurements (Continued)

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended June 30, 2011 and 2010.

	Level 3 Fair Value Measurements at June 30, 2011
	Inventories Carried at Market, Net	Derivative Contracts, Net	Total
	(In millions)

Balance, June 30, 2010	$427	$13	$440
Total gains (losses), realized or unrealized, included in earnings before income taxes*	171	79	250
Purchases, issuances and settlements	254	(2)	252
Transfers into Level 3	300	23	323
Transfers out of Level 3	(435)	(45)	(480)
Ending balance, June 30, 2011	$717	$68	$785

* Includes gains of $109 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at June 30, 2011.

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

*Includes gains of $6 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at June 30, 2010.

Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus requiring reclassification to Level 2.

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

	2011	2010
	(In millions)
LIFO inventories
FIFO value	$1,143	$646
LIFO valuation reserve	(593)	(225)
LIFO inventories carrying value	550	421
FIFO inventories	5,590	3,218
Market inventories	5,915	4,232
	$12,055	$7,871

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of June 30, 2011 and 2010, the Company has certain derivatives designated as cash flow hedges.  Within the Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives by the Company are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as receivables and accrued expenses, respectively.

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  These gains remain in AOCI and are being amortized over 30 years.  The Company recognized in earnings $30 million of pre-tax gains and $59 million in pre-tax losses from these interest rate swaps for the year ended June 30, 2011 and 2010, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2011 and 2010.

	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$237	$178	$200	$266
Interest Contracts	3	–	–	26
Commodity Contracts	2,766	2,553	2,727	3,152
Total	$3,006	$2,731	$2,927	$3,444

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended June 30, 2011 and 2010.

	Years ended June 30
	2011	2010
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) - net	30	(57)

FX Contracts
Net sales and other operating income	$(14)	$0
Cost of products sold	150	61
Other income (expense) - net	43	(42)

Commodity Contracts
Cost of products sold	$(1,303)	$242
Total gain (loss) recognized in earnings	$(1,094)	$204

Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the table above.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately.

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of June 30, 2011, the Company has $1 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize the $1 million of gains in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At June 30, 2011, the Company has designated hedges representing 1% of its anticipated monthly grind of corn for the next 6 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 48% and 58% of the quantity of its anticipated monthly natural gas purchases.  At June 30, 2011, the Company has designated hedges representing between 13% to 37% of its anticipated monthly natural gas purchases for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 7 million to 17 million gallons of ethanol per month under this program.  At June 30, 2011, the Company has designated hedges representing between 1 million to 14 million gallons of contracted ethanol sales per month over the next 9 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  At June 30, 2011, the Company has $2 million of after-tax gains in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $2 million of gains in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At June 30, 2011, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $21 million relates to the interest rate swaps that were de-designated at March 31, 2010 as discussed earlier in Note 4.  The Company will recognize the $22 million of gains in its consolidated statement of earnings over the terms of the hedged items which range from 10 to 30 years.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.	Inventories, Derivative Instruments & Hedging Activities (Continued)

The following tables set forth the fair value of derivatives designated as hedging instruments as of June 30, 2011 and 2010.

	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Interest Contracts	$–	$–	$0	$0
Commodity Contracts	1	1	2	2
Total	$1	$1	$2	$2

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended June 30, 2011 and 2010.

	Consolidated Statement of	Years ended June 30
	Earnings Locations	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$(1)
Interest contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	375	(85)
	Net sales and other operating income	(13)	0
Ineffective amount recognized in earnings
Interest contracts	Interest expense	1	–
Commodity contracts	Cost of products sold	46	(55)
Total amount recognized in earnings		$409	$(141)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2011
United States government obligations
Maturity less than 1 year	$753	$–	$–	$753
Maturity 1 to 5 years	72	1	–	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	–	–	20
Maturity 1 to 5 years	54	–	–	54
Maturity 5 to 10 years	5	–	–	5
Maturity greater than 10 years	218	8	–	226
Corporate debt securities
Maturity less than 1 year	1	–	–	1
Maturity 1 to 5 years	35	1	–	36
Other debt securities
Maturity less than 1 year	215	–	–	215
Maturity 1 to 5 years	3	–	–	3
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	–	–	24
	$1,566	$93	$(4)	$1,655

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2010
United States government obligations
Maturity less than 1 year	$395	$–	$–	$395
Maturity 1 to 5 years	33	1	–	34
Government–sponsored enterprise obligations
Maturity 1 to 5 years	111	3	–	114
Maturity 5 to 10 years	122	4	–	126
Maturity greater than 10 years	232	9	–	241
Corporate debt securities
Maturity less than 1 year	10	–	–	10
Maturity 1 to 5 years	46	2	–	48
Other debt securities
Maturity less than 1 year	659	–	–	659
Maturity 1 to 5 years	2	–	–	2
Maturity 5 to 10 years	6	–	–	6
Equity securities
Available-for-sale	54	48	(15)	87
Trading	20	–	–	20
	$1,690	$67	$(15)	$1,742

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

All of the $4 million in unrealized losses at June 30, 2011 arose within the last 12 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months is $9 million.  The $4 million in unrealized losses associated with available-for-sale equity securities is related to the Company’s investment in one security.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Note 6.	Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 16.4% share ownership in Wilmar.  The Company had 68 and 73 unconsolidated affiliates as of June 30, 2011 and 2010, respectively, located in North and South America, Africa, Europe, Australia, and Asia.  The following table summarizes the combined balance sheets as of June 30, 2011 and 2010, and the combined statements of earnings of the Company’s unconsolidated affiliates for each of the three years ended June 30, 2011, 2010, and 2009.

	2011	2010	2009
	(In millions)
Current assets	$26,222	$18,495
Non-current assets	17,733	16,315
Current liabilities	(20,748)	(12,967)
Non-current liabilities	(5,160)	(4,209)
Noncontrolling interests	(1,072)	(783)
Net assets	$16,975	$16,851

Net sales	$48,941	$39,524	$41,205
Gross profit	4,819	5,225	5,682
Net income	2,252	2,931	816

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of June 30, 2011 is $1.3 billion.  The Company has direct investments in two foreign equity method investees who have a carrying value of $1.9 billion as of June 30, 2011, and a market value of $4.7 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at August 18, 2011.

The Company provides credit facilities totaling $607 million to ten unconsolidated affiliates.  One facility that matures on December 9, 2011 and bears interest at the Australian dollar LIBOR rate plus 2% has an outstanding balance of $206 million.  Another facility that matures on December 31, 2011 and bears interest at the one month LIBOR rate has an outstanding balance of $72 million.  One facility has no outstanding balance while the other seven credit facilities have individually insignificant outstanding balances totaling $64 million as of June 30, 2011.  The outstanding balances are included in receivables in the accompanying consolidated balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.	Goodwill

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2011			2010
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$74	$184	$258	$8	$187	$195
Corn Processing	85	7	92	85	7	92
Agricultural Services	52	1	53	46	1	47
Other	133	66	199	123	66	189
Total	$344	$258	$602	$262	$261	$523

The changes in goodwill during 2011 are principally related to the Golden Peanut acquisition as discussed in Note 2 and foreign currency translation adjustments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements

	2011	2010
	(In millions)

Floating Rate Notes $1.5 billion face amount, due in 2012	$1,500	$–

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	1,026	982

5.765% Debentures $1.0 billion face amount, due in 2041	1,008	–

4.479% Debentures $750 million face amount, due in 2021	756	–

5.45% Notes $700 million face amount, due in 2018	700	700

5.375% Debentures $600 million face amount, due in 2035	587	587

5.935% Debentures $500 million face amount, due in 2032	495	495

6.625% Debentures $298 million face amount, due in 2029	296	296

8.375% Debentures $295 million face amount, due in 2017	292	292

7.5% Debentures $282 million face amount, due in 2027	281	281

6.95% Debentures $250 million face amount, due in 2097	246	246

7.0% Debentures $246 million face amount, due in 2031	244	244

7.125% Debentures $243 million face amount, due in 2013	243	243

6.45% Debentures $215 million face amount, due in 2038	215	215

6.75% Debentures $200 million face amount, due in 2027	197	197

8.125% Debentures $103 million face amount, due in 2012	103	103

4.70% Debentures $1.75 billion face amount, due in 2041	–	1,750

5.87% Debentures $196 million face amount, due in 2010	–	191

8.875% Debentures $102 million face amount, due in 2011	–	102

Other	255	250
Total long-term debt including current maturities	8,444	7,174
Current maturities	(178)	(344)
Total long-term debt	$8,266	$6,830

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.	Debt and Financing Arrangements (Continued)

In June 2008, the Company issued $1.75 billion of Equity Units, which were a combination of debt and a forward contract for the holder to purchase the Company’s common stock.  The debt and equity instruments were deemed to be separate instruments as the investor may transfer or settle the equity instrument separately from the debt instrument.

On March 30, 2011, the Company initiated a remarketing of the $1.75 billion 4.7% debentures underlying the Equity Units into two tranches:  $0.75 billion principal amount of 4.479% notes due in 2021 and $1.0 billion principal amount of 5.765% debentures due in 2041.  As a result of the remarketing, the Company was required to use the “if-converted” method of calculating diluted earnings per share with respect to the forward contracts for the quarter ended March 31, 2011 (see Note 9).  The Company incurred early extinguishment of debt charges of $8 million as a result of the debt remarketing.

The forward purchase contracts underlying the Equity Units were settled on June 1, 2011, for 44 million shares of the Company’s common stock in exchange for receipt of $1.75 billion in cash.

On February 11, 2011, the Company issued $1.5 billion in aggregate principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate of three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of June 30, 2011, the interest rate on the notes was 0.42%.

In March 2010, the Company repurchased an aggregate principal amount of $500 million of its outstanding debentures in accordance with its announced tender offers, resulting in charges on early extinguishment of debt of $75 million, which consisted of $71 million in premium and other related expenses and $4 million in write-off of debt issuance costs.

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.  In accordance with ASC Topic 470-20, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount on the long-term debt is being amortized over the life of the Notes using the effective interest method. Discount amortization expense of $43 million, $40 million, and $39 million for 2011, 2010, and 2009, respectively, were included in interest expense related to the Notes.

Archer-Daniels-Midland Company

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

As of June 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2011, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2011, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

At June 30, 2011, the fair value of the Company’s long-term debt exceeded the carrying value by $842 million, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The aggregate maturities of long-term debt for the five years after June 30, 2011, are $178 million, $1.8 billion, $1.1 billion, $28 million, and $17 million, respectively.

At June 30, 2011, the Company had pledged certain property, plant, and equipment with a carrying value of $344 million as security for certain long-term debt obligations.

At June 30, 2011, the Company had lines of credit totaling $6.9 billion, of which $5.7 billion were unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2011 and 2010, were 0.65% and 2.29%, respectively.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which there was $620 million of commercial paper outstanding at June 30, 2011.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of June 30, 2011.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2011 and 2010, totaling $620 million and $459 million, respectively.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivable as a collateral for any borrowings under the facility.  Any borrowings under the facility will be recorded as secured borrowings.  As of August 24, 2011, the Company had not used the facility.  This facility expands the Company’s access to liquidity through efficient use of its balance sheet assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years ended June 30
	2011	2010	2009
	(In millions, except per share amounts)

Net earnings attributable to controlling interests	$2,036	$1,930	$1,684
Average shares outstanding	642	643	643
Basic earnings per share	$3.17	$3.00	$2.62

Net earnings attributable to controlling interests	$2,036	$1,930	$1,684
Plus: After-tax interest on 4.7% debentures related to $1.75 billion Equity Units	13	–	–
Adjusted net earnings attributable to controlling interests	$2,049	$1,930	$1,684

Average shares outstanding	642	643	643
Plus: Incremental shares
Share-based compensation awards	1	1	1
Shares assumed issued related to $1.75 billion Equity Units	11	–	–
Adjusted average shares outstanding	654	644	644

Diluted earnings per share	$3.13	$3.00	$2.62

Average shares outstanding for 2011 include 44 million of shares beginning June 1, 2011 related to equity unit conversion.

Adjusted net earnings attributable to controlling interests in 2011 includes a $13 million adjustment for after-tax interest for the quarter ended March 31, 2011.  Adjusted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 for the quarter ended March 31, 2011, or 11 million shares for the year ended June 30, 2011.  These adjustments relate to the $1.75 billion Equity Units and were made as a result of the requirement to use the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At June 30, 2011 and 2010, the Company had approximately 40.3 million and 32.6 million shares, respectively, in treasury.  Treasury stock of $1.1 billion at June 30, 2011, and $838 million at June 30, 2010, is recorded at cost as a reduction of common stock.

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

The Company’s 1999, 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria.  During 2011, 2010, and 2009, 1.1 million, 1.0 million, and 1.1 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At June 30, 2011, there were 28.1 million shares available for future grants pursuant to the 2009 plan.

Compensation expense for option grants, Restricted Stock Awards and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants, Restricted Stock Awards and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant.  Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during 2011, 2010, and 2009 was $47 million, $45 million, and $65 million, respectively.

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

	2011	2010	2009

Dividend yield	2%	2%	2%
Risk-free interest rate	2%	2%	3%
Stock volatility	31%	32%	30%
Average expected life (years)	8%	8%	8%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.	Shareholders’ Equity (Continued)

A summary of option activity during 2011 is presented below:
	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)

Shares under option at June 30, 2010	11,260	$27.12
Granted	1,693	30.71
Exercised	(1,191)	20.30
Forfeited or expired	(39)	21.93
Shares under option at June 30, 2011	11,723	$28.35

Exercisable at June 30, 2011	5,726	$27.42

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2011, is 6 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011, is $43 million and $16 million, respectively.  The weighted-average grant-date fair values of options granted during 2011, 2010, and 2009, were $8.82, $8.50, and $7.81, respectively.  The total intrinsic values of options exercised during 2011, 2010, and 2009, were $21 million, $11 million, and $17 million, respectively.  Cash proceeds received from options exercised during 2011, 2010, and 2009, were $21 million, $11 million, and $11 million, respectively.

At June 30, 2011, there was $18 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four fiscal years are $9 million, $5 million, $3 million, and $1 million, respectively.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is estimated at the date of grant using a lattice valuation model.  The weighted-average grant-date fair values of awards granted during 2011, 2010, and 2009 were $32.19, $26.55, and, $26.03, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2011 is presented below:

	Restricted	Weighted Average
	Stock Awards and PSUs	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2010	3,268	$29.36
Granted	1,114	32.19
Vested	(1,236)	34.39
Forfeited	(31)	28.80
Non-vested at June 30, 2011	3,115	$28.39

At June 30, 2011, there was $22 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three fiscal years are $11 million, $8 million, and $3 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during 2011 was $43 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(In millions)

Balance at June 30, 2008	$1,026	$90	$(179)	$20	$957

Unrealized gains (losses)	(819)	(24)	(591)	(26)	(1,460)
(Gains) losses reclassified to earnings	–	(126)	8	6	(112)
Tax effect	–	47	206	7	260
Net of tax amount	(819)	(103)	(377)	(13)	(1,312)
Balance at June 30, 2009	207	(13)	(556)	7	(355)

Unrealized gains (losses)	(557)	46	(123)	37	(597)
(Gains) losses reclassified to earnings	–	24	41	6	71
Tax effect	–	(27)	25	(16)	(18)
Net of tax amount	(557)	43	(57)	27	(544)
Balance at June 30, 2010	(350)	30	(613)	34	(899)

Unrealized gains (losses)	859	43	230	49	1,181
(Gains) losses reclassified to earnings	–	(46)	70	(13)	11
Tax effect	–	2	(106)	(13)	(117)
Net of tax amount	859	(1)	194	23	1,075
Balance at June 30, 2011	$509	$29	$(419)	$57	$176

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.	Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	2011	2010	2009
	(In millions)

Gain on Golden Peanut revaluation	$(71)	$–	$–
Charges from early extinguishment of debt	15	75	–
(Gains) losses on interest rate swaps	(30)	59	–
Net (gain) loss on marketable securities transactions	(12)	6	6
Net (gain) loss on sale of unconsolidated affiliates	(3)	(15)	11
Net gain on sales of businesses	–	–	(24)
Other – net	(29)	–	41
	$(130)	$125	$34

Realized gains on sales of available-for-sale marketable securities totaled $13 million, $12 million, and $17 million in 2011, 2010, and 2009, respectively.  Realized losses on sales of available-for-sale marketable securities were $1 million in 2011, $3 million in 2010, and $1 million in 2009.  Impairment losses on securities were $15 million in 2010 and $22 million in 2009.

Note 13.	Income Taxes

For financial reporting purposes, earnings before income taxes include the following components:

	2011	2010	2009
		(In millions)

United States	$2,035	$1,453	$1,332
Foreign	980	1,132	1,168
	$3,015	$2,585	$2,500

Significant components of income taxes are as follows:

	2011	2010	2009
		(In millions)
Current
Federal	$251	$422	$626
State	10	18	28
Foreign	222	195	139
Deferred
Federal	483	107	(4)
State	43	(4)	10
Foreign	(12)	(72)	13
	$997	$666	$812

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows.

	2011	2010
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,016	$677
Equity in earnings of affiliates	255	187
Inventories	324	33
Other	104	143
	$1,699	$1,040

Deferred tax assets
Pension and postretirement benefits	$307	$358
Stock compensation	58	59
Foreign tax credit carryforwards	46	41
Foreign tax loss carryforwards	220	135
State tax attributes	57	50
Other	129	120
Gross deferred tax assets	817	763
Valuation allowances	(95)	(71)
Net deferred tax assets	$722	$692

Net deferred tax liabilities	$977	$348
Current deferred tax assets (liabilities) included in other assets (accrued expenses)	(118)	91
Non-current deferred tax liabilities	$859	$439

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2011	2010	2009

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.1	0.3	1.0
Foreign earnings taxed at rates other than the U.S. statutory rate	(4.9)	(8.2)	(8.7)
Foreign currency remeasurement	0.9	(0.7)	(0.5)
WIHL Liquidation	–	0.5	6.6
Other	1.0	(1.1)	(0.9)
Effective rate	33.1%	25.8%	32.5%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Income Taxes (Continued)

The Company has $220 million and $135 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at June 30, 2011 and 2010, respectively.  As of June 30, 2011, approximately $211 million of these assets have no expiration date, and the remaining $9 million expire at various times through fiscal 2024.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective international subsidiary for the year. The Company has recorded a valuation allowance of $52 million and $38 million against these tax assets at June 30, 2011 and 2010, respectively, due to the uncertainty of their realization.

The Company has $46 million and $41 million of tax assets related to excess foreign tax credits at June 30, 2011 and 2010, respectively, which begin to expire in fiscal 2013.  The Company has $57 million and $50 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at June 30, 2011 and 2010, respectively, which will expire at various times through fiscal 2017. The Company has recorded a valuation allowance of $7 million against the excess foreign tax credits at June 30, 2011, due to the uncertainty of realization.  The Company has recorded a valuation allowance against the state income tax assets of $36 million, net of federal tax benefit, as of June 30, 2011.  As of June 30, 2010, the Company had a $7 million valuation allowance recorded related to the excess foreign tax credits and a $26 million valuation allowance related to state income tax attributes, due to the uncertainty of realization.

The Company remains subject to federal examination in the U.S. for the calendar tax year 2010.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $8.2 billion at June 30, 2011, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

During 2009, approximately $158 million of income tax expense was incurred related to the Company’s investment in Wilmar International Holdings, Limited (WIHL), a subsidiary of ADM Asia Pacific, Limited (ADMAP), a wholly-owned subsidiary of the Company.  On April 1, 2009, WIHL distributed publicly traded shares of Wilmar to ADMAP which triggered the $158 million of income tax expense.  Additionally, the Company recognized $12 million of income tax expense during fiscal year 2010 related to the 2009 distribution.  Through WIHL, ADMAP holds a direct ownership interest in Wilmar.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Income Taxes (Continued)

The Company accounts for its income tax positions under the provisions of ASC Topic 740, Income Taxes.  ASC Topic 740 prescribes a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.  This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.  The total amounts of unrecognized tax benefits at June 30, 2011 and 2010 are as follows:

	Unrecognized Tax Benefits
	2011	2010
	(in millions)

Beginning balance	$84	$54
Additions related to current year’s tax positions	4	31
Additions related to prior years’ tax positions	–	8
Reductions related to prior years’ tax positions	(7)	(7)
Settlements with tax authorities	(2)	(2)
Ending balance	$79	$84

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The 2011 changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

The Company classifies interest on income tax related balances as interest expense or interest income and classifies tax-related penalties as selling, general and administrative expenses.  At June 30, 2011 and 2010, the Company had accrued interest and penalties on unrecognized tax benefits of $27 million in both years.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a positive impact of $45 million on the tax expense for that period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.	Income Taxes (Continued)

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received three separate tax assessments from the Brazilian Federal Revenue Service (“BFRS”) challenging the tax deductibility of commodity hedging losses and related expenses incurred by ADM do Brasil.  The tax assessments are for income tax, penalties and interest for the tax years 2004, 2006 and 2007 in the amounts of $549 million, $22 million, and $94 million, respectively (adjusted for interest and variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $114 million (as of June 30, 2011 and subject to variation in currecy exchange rates).

ADM do Brasil enters into commodity hedging transactions that can result in gains, which are included in ADM do Brasil’s calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil.  The Company has evaluated its tax position regarding these hedging transactions and concluded, based upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense.  Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the BFRS.

ADM do Brasil filed an administrative appeal for each of the assessments.  During the second quarter of fiscal 2011, a decision in favor of the BFRS on the 2004 assessment was received and a second level administrative appeal has been filed. There have been no decisions on the initial appeal related to the 2006 and 2007 assessments.  If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes that its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

Note 14.	Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2031. Rent expense for 2011, 2010, and 2009 was $251 million, $241 million, and $217 million, respectively. Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Rental Payments
Fiscal years	(In millions)

2012	$233
2013	183
2014	151
2015	121
2016	104
Thereafter	371
Total minimum lease payments	$1,163

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with pension benefits.  Eligible U.S. employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible U.S. employees hired on or after January 1, 2009 and eligible salaried employees with less than five years of service prior to January 1, 2009 participate in a “cash balance” pension formula.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).

The Company also maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 16.3 million shares of Company common stock at June 30, 2011, with a market value of $490 million.  Cash dividends received on shares of Company common stock by these plans during the year ended June 30, 2011 were $10 million.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$71	$58	$52	$8	$9	$7
Interest cost	120	119	111	13	16	13
Expected return on plan assets	(132)	(117)	(113)	–	–	–
Curtailment/Plan settlements	–	–	–	–	–	(15)
Amortization of actuarial loss	59	31	2	–	5	1
Other amortization	5	6	6	(1)	(1)	(1)
Net periodic defined benefit plan expense	123	97	58	20	29	5
Defined contribution plans	43	40	35	–	–	–
Total retirement plan expense	$166	$137	$93	$20	$29	$5

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

The Company uses a June 30 measurement date for all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(In millions)		(In millions)

Benefit obligation, beginning	$2,299	$2,012	$224	$256
Service cost	71	58	8	9
Interest cost	120	119	13	16
Actuarial loss (gain)	(63)	271	(32)	(51)
Employee contributions	2	2	–	–
Curtailments	–	(3)	–	–
Business combinations	36	2	22	–
Benefits paid	(90)	(86)	(6)	(6)
Plan amendments	(9)	–	–	–
Foreign currency effects	104	(76)	–	–
Benefit obligation, ending	$2,470	$2,299	$229	$224

Fair value of plan assets, beginning	$1,721	$1,427	$–	$–
Actual return on plan assets	283	182	–	–
Employer contributions	116	249	6	6
Employee contributions	2	2	–	–
Business combinations	22	2	–	–
Benefits paid	(90)	(86)	(6)	(6)
Foreign currency effects	80	(55)	–	–
Fair value of plan assets, ending	$2,134	$1,721	$–	$–

Funded status	$(336)	$(578)	$(229)	$(224)

Prepaid benefit cost	$51	$17	$–	$–
Accrued benefit liability – current	(16)	(13)	(8)	(7)
Accrued benefit liability – long-term	(371)	(582)	(221)	(217)
Net amount recognized in the balance sheet	$(336)	$(578)	$(229)	$(224)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for pension benefits at June 30, 2011, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $3 million, unrecognized prior service cost of $15 million and unrecognized actuarial loss of $655 million.  The transition obligation, prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended June 30, 2012, is $1 million, $4 million and $49 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2011, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $6 million and unrecognized actuarial gain of $11 million.  The prior service credit included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2012, is $1 million.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.2%	6.1%	5.4%	6.3%
Expected return on plan assets	7.1%	7.1%	N/A	N/A
Rate of compensation increase	3.9%	3.8%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.5%	5.2%	5.5%	5.4%
Rate of compensation increase	3.9%	3.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.1 billion, $1.9 billion, and $1.7 billion, respectively, as of June 30, 2011, and $2.2 billion, $2.0 billion, and $1.6 billion, respectively, as of June 30, 2010.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $671 million, $657 million, and $425 million, respectively, as of June 30, 2011, and $2.1 billion, $1.9 billion, and $1.5 billion, respectively, as of June 30, 2010.  The accumulated benefit obligation for all pension plans as of June 30, 2011 and 2010, was $2.3 billion and $ 2.1 billion, respectively.

For postretirement benefit measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011.  The rate was assumed to decrease gradually to 5% for 2022 and remain at that level thereafter.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$3	$(2)
Effect on accumulated postretirement benefit obligations	$33	$(27)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

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

Common collective trust (CCT) funds:
The fair values of the CCTs are based on the cumulative net asset value (NAV) of their underlying investments. The investments in CCTs are comprised of international equity funds, a small cap U.S. equity fund, large cap U.S. equity funds, fixed income funds, and other funds.  The fund units are valued at NAV based on the closing market value of the units bought or sold as of the valuation date and are classified in Level 2 of the fair value hierarchy. The CCTs seek primarily to provide investment results approximating the aggregate price, dividend performance, total return, and income stream of underlying investments of the funds.  Issuances and redemptions of certain of the CCT investments may be restricted by date and/or amount.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of June 30, 2011 and 2010.

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$180	$–	$–	$180
International companies	5	–	–	5
Equity mutual funds
Emerging markets	70	–	–	70
International	99	–	–	99
Large cap U.S.	378	–	–	378
Other	1	–	–	1
Common collective trust funds
International equity	–	341	–	341
Large cap U.S. equity	–	24	–	24
Fixed income	–	444	–	444
Other	–	60	–	60
Debt instruments
Corporate bonds	–	442	–	442
U.S. Treasury instruments	49	–	–	49
U.S. government agency, state and local government bonds	–	35	–	35
Other	–	6	–	6
Total assets at fair value	$782	$1,352	$–	$2,134

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
ADM common stock	$19	$–	$–	$19
U.S. companies	64	–	–	64
International companies	3	–	–	3
Equity mutual funds
Emerging markets	53	–	–	53
International	70	–	–	70
Large cap U.S.	230	–	–	230
Other	1	–	–	1
Common collective trust funds
International equity	–	365	–	365
Small cap U.S. equity	–	76	–	76
Large cap U.S. equity	–	52	–	52
Fixed income		252	–	252
Other		32	–	32
Debt instruments
Corporate bonds	–	383	–	383
U.S. Treasury instruments	84	–	–	84
U.S. government agency, state and local government bonds	–	16	–	16
Other	–	21	–	21
Total assets at fair value	$524	$1,197	$–	$1,721

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no associated gains or losses.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	20111, 2	2010

Equity securities	52%	48%
Debt securities	47%	50%
Other	1%	2%
Total	100%	100%

1
The Company’s U.S. pension plans contain approximately 66% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 36% equity securities, 62% debt securities, and 2% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

2
The Company’s pension plans did not hold any shares of Company common stock as of the June 30, 2011 measurement date.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended June 30, 2011, were $0.1 million.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.	Employee Benefit Plans (Continued)

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $47 million to the pension plans and $8 million to the postretirement benefit plan during 2012.  The Company may elect to make discretionary contributions in 2012.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)

2012	$102	$8
2013	106	9
2014	111	10
2015	116	10
2016	123	11
2017 – 2021	719	72

Note 16.	Segment and Geographic Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are organized, managed and classified into three reportable business segments:  Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by ASC Topic 280, Segment Reporting, and are classified as Other.

The Oilseeds Processing segment includes activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products.  Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities of a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport agricultural commodities, as adjuncts to its oilseeds processing assets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.  Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut, the leading U.S. peanut sheller and oil refiner and operator of one facility in Argentina.  The Oilseeds Processing segment began consolidating the operating results of Golden Peanut, its previously 50% owned joint venture, in the third quarter of fiscal 2011.  The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of results for its Edible Oils Limited and Stratas Foods, LLC joint ventures.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Segment and Geographic Information (Continued)

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other corn processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, a bioplastic facility, and other equity investments in renewable plastics.  This segment includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

The Agricultural Services segment utilizes its extensive U.S. grain elevator and global transportation network to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include truck, rail, barge, port, and ocean-going vessel handling and freight services.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture, activities related to the processing and distributing of formula feeds and animal health and nutrition products, and the procuring, processing, and distributing of edible beans.

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, private equity fund investments, and the Company’s share of the results of its equity investment in Gruma S.A.B de C.V.

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

Prior year sales to external customers by segment and intersegment sales have been reclassified to conform to the current year’s presentation resulting in reclassified net sales at the segment level with no impact to total net sales or operating profit by segment.  In addition, inventories and accrued expenses in prior year’s consolidated balance sheet have been reclassified to conform to the current year’s presentation with a corresponding change to prior year’s identifiable assets by segment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Segment and Geographic Information (Continued)

Segment Information
	2011	2010	2009
	(In millions)
Sales to external customers
Oilseeds Processing	$26,662	$21,810	$23,948
Corn Processing	9,908	7,873	7,628
Agricultural Services	37,927	26,757	32,249
Other	6,179	5,242	5,382
Total	$80,676	$61,682	$69,207

Intersegment sales
Oilseeds Processing	$2,118	$1,318	$679
Corn Processing	194	103	175
Agricultural Services	3,726	2,784	3,822
Other	150	146	153
Total	$6,188	$4,351	$4,829

Net sales
Oilseeds Processing	$28,780	$23,128	$24,627
Corn Processing	10,102	7,976	7,803
Agricultural Services	41,653	29,541	36,071
Other	6,329	5,388	5,535
Intersegment elimination	(6,188)	(4,351)	(4,829)
Total	$80,676	$61,682	$69,207

Depreciation
Oilseeds Processing	$168	$188	$190
Corn Processing	399	412	319
Agricultural Services	128	112	96
Other	107	116	101
Corporate	25	29	24
Total	$827	$857	$730

Asset abandonments and write-downs
Oilseeds Processing	$–	$4	$4
Corn Processing	–	–	–
Other	2	5	9
Total	$2	$9	$13

Interest expense
Oilseeds Processing	$43	$37	$89
Corn Processing	9	8	17
Agricultural Services	51	31	80
Other	50	50	86
Corporate	329	296	197
Total	$482	$422	$469

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Segment and Geographic Information (Continued)

	2011	2010	2009
	(In millions)
Interest income
Oilseeds Processing	$28	$34	$36
Corn Processing	–	1	–
Agricultural Services	48	26	29
Other	46	52	79
Corporate	14	13	37
Total	$136	$126	$181

Equity in earnings of affiliates
Oilseeds Processing	$212	$305	$283
Corn Processing	83	78	44
Agricultural Services	105	76	76
Other	135	86	(253)
Corporate	7	16	(5)
Total	$542	$561	$145

Operating profit
Oilseeds Processing	$1,524	$1,400	$1,280
Corn Processing	1,062	722	185
Agricultural Services	922	668	994
Other	513	449	(6)
Total operating profit	4,021	3,239	2,453
Corporate	(1,006)	(654)	47
Earnings before income taxes	$3,015	$2,585	$2,500

Investments in and advances to affiliates
Oilseeds Processing	$1,647	$1,563
Corn Processing	483	361
Agricultural Services	297	224
Other	395	302
Corporate	418	349
Total	$3,240	$2,799

Identifiable assets
Oilseeds Processing	$13,629	$9,618
Corn Processing	7,606	6,822
Agricultural Services	9,779	5,888
Other	10,420	7,700
Corporate	759	1,780
Total	$42,193	$31,808

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.	Segment and Geographic Information (Continued)

	2011	2010
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$620	$349
Corn Processing	349	915
Agricultural Services	339	320
Other	164	149
Corporate	40	55
Total	$1,512	$1,788

Geographic information:  The following geographic data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the sum of the net book value of property, plant, and equipment plus goodwill related to consolidated businesses.

	2011	2010	2009
	(In millions)
Net sales and other operating income
United States	$42,390	$33,362	$35,485
Switzerland	8,413	5,770	3,650
Germany	6,217	6,424	7,431
Other Foreign	23,656	16,126	22,641
	$80,676	$61,682	$69,207

Long-lived assets
United States	$7,394	$6,964
Foreign	2,450	2,010
	$9,844	$8,974

Note 17.	Contingencies, Guarantees and Commitments

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws.  The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $121 million at June 30, 2011.  Amounts outstanding for the primary entity under these contingent obligations were $69 million at June 30, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2011
Net Sales	$16,799	$20,930	$20,077	$22,870	$80,676
Gross Profit	808	1,234	1,160	1,098	4,300
Net Earnings Attributable to Controlling Interests	345	732	578	381	2,036
Basic Earnings Per Common Share	0.54	1.15	0.91	0.59	3.17
Diluted Earnings Per Common Share	0.54	1.14	0.86	0.58	3.13

Fiscal 2010
Net Sales	$14,921	$15,913	$15,145	$15,703	$61,682
Gross Profit	973	1,053	891	926	3,843
Net Earnings Attributable to Controlling Interests	496	567	421	446	1,930
Basic Earnings Per Common Share	0.77	0.88	0.65	0.70	3.00
Diluted Earnings Per Common Share	0.77	0.88	0.65	0.69	3.00

Net earnings attributable to controlling interests for the first, second, third and fourth quarters of fiscal year 2011 include after-tax start up costs for the Company’s new greenfield plants of $20 million, $14 million, $14 million, and $11 million (equal to $0.03, $0.02, $0.02, and $0.02 per share), respectively.  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2011 include debt buyback costs of $15 million ($9 million after tax, equal to $0.01 per share).  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2011 include a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma S.A.B de C.V.  Net earnings attributable to controlling interests for the second quarter ended December 31, 2010 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut.  Net earnings attributable to controlling interests for the first, second, and third quarters of fiscal year 2011 include after-tax (losses) gains on interest rate swaps of ($19) million, $34 million, and $4 million (equal to ($0.03), $0.05, and $0.01 per share), respectively as discussed in Note 4.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change on net earnings attributable to controlling interests for the second, third and fourth quarters of fiscal year 2011 was an after-tax increase of $24 million, $31 million, and $28 million (equal to $0.04, $0.05, and $0.04 per share), respectively.

Net earnings attributable to controlling interests for the first, second, third and fourth quarters of fiscal year 2010 include after-tax start up costs for the Company’s new greenfield plants of $6 million, $20 million, $18 million, and $24 million (equal to $0.01, $0.03, $0.03, and $0.04 per share), respectively.  Net earnings attributable to controlling interests for the third quarter ended March 31, 2010 include charges of $75 million ($47 million after tax, equal to $0.07 per share) related to loss on extinguishment of debt resulting from the repurchase of $500 million in aggregate principal amount of the Company’s outstanding debentures.  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2010 include charges of $59 million ($37 million after tax, equal to $0.06 per share) related to losses on interest rate swaps as discussed in Note 4.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of June 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011, of Archer-Daniels-Midland Company and our report dated August 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer-Daniels-Midland Company’s (“ADM’s”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  ADM’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2011 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2011.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2011.  That report is included herein.

/s/ Patricia A. Woertz Patricia A. Woertz Chairman, Chief Executive Officer and President	/s/ Ray G. Young Ray G. Young Senior Vice President & Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2011 and is incorporated herein by reference.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	50

Michael R. Baroni	Vice President of the Company since September 2009. Vice President, Economic Policy since December 2010. President, Corn Processing business unit from September 2009 to December 2010. President, Specialty Food Ingredients from November 2006 to September 2009. Vice President, Protein and Food Additives from September 2001 to November 2006.	56

Mark A. Bemis	Senior Vice President and President, Corn Processing business unit since December 2010. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling and Other business unit from September 2009 to December 2010. President of ADM Cocoa from September 2001 to September 2009.	50

Mark J. Cheviron	Vice President of the Company since July 1997. Vice President of Security and Corporate Services since May 1997.	62

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006. Independent human resources consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005.	54

Stuart E. Funderburg	Assistant Secretary and Assistant General Counsel since November 2008. Corporate Counsel from October 2001 to November 2008.	47

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	59

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations. Vice President and Director-Group Operations Oilseeds Processing division from December 2005 to November 2008. Vice President-European Crushing and Refining Operations from March 2003 to December 2005.	51

Craig E. Huss	Senior Vice President of the Company from December 2010. Chief Risk Officer since August 2011. President, Agricultural Services business unit from September 2009 to August 2011. Vice President of the Company from January 2001 to December 2010. President of ADM Transportation from 1999 to September 2009.	59

Matthew J. Jansen	Senior Vice President of the Company since December 2010. President, Oilseeds Processing business unit since February 2010. Vice President of the Company from January 2003 to December 2010. President, Grain Operations from August 2006 to February 2010. President, South American Oilseeds Processing Division from April 2000 to August 2006.	45

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations. Vice President-Corn Processing Operations from March 1999 to November 2008.	64

Mark L. Kolkhorst	Vice President of the Company and President, Milling and Cocoa since December 2010. President of ADM Milling from September 2007 to November 2010. President of Specialty Feed Ingredients from June 2005 to September 2007. Various merchandising and management positions from 1986 to 2005.	47

Domingo A. Lastra	Vice President of the Company since September 2009. Vice President, Business Growth since August 2011. President, South American Operations from August 2006 to August 2011. Director-Origination, Ports, Logistics and Fertilizer for South America from November 2003 to August 2006.	43

Juan R. Luciano	Executive Vice President and Chief Operating Officer since April 2011. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010. Various executive and sales positions at Dow Chemical Company from 1985 to December 2008.	50

Michael Lusk	Vice President of the Company since November 1999, with responsibility for the Company’s Captive Insurance operations.	62

Vikram Luthar	Vice President, Finance and Treasurer of the Company since August 2010. Vice President and Treasurer of the Company from November 2004 to August 2010	44

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Steven R. Mills	Senior Executive Vice President, Performance and Growth since December 2010. Executive Vice President and Chief Financial Officer from March 2008 to December 2010. Senior Vice President of the Company from December 2006 to February 2008. Group Vice President and Controller of the Company from January 2002 to December 2006.	56

Victoria Podesta	Vice President of the Company since May 2007 with responsibility for the Company’s Corporate Communications function. Corporate communications consultant for various global companies from 1989 to May 2007.	55

John D. Rice	Vice Chairman of the Company since October 2010. Executive Vice President - Commercial and Production from February 2005 to October 2010. Senior Vice President from February 2000 to February 2005.	57

Dennis C. Riddle	Vice President of the Company since May 2006. President ADM Corn Processing Division since June 2005.	64

Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997.	50

Ismael Roig	Vice President of the Company since December 2004. President, Asia Pacific since August 2011. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	44

Scott A. Roney	Vice President of the Company since April 2001, with responsibility for the Company’s Office of Compliance and Ethics.	47

Marc A. Sanner	Vice President and General Auditor of the Company since November 2008. Assistant Controller from January 2003 to November 2008. Finance Director – Europe from 2005 to 2006.	58

David J. Smith	Executive Vice President, Secretary and General Counsel since January 2003.	56

John P. Stott	Vice President and Controller of the Company since December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005.	44

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010. Managing Director, European Oilseeds from September 2007 to September 2009. President of ADM European Oilseed Processing from February 2003 to September 2007.	45

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Gary L. Towne	Vice President of the Company and Chairman of the Management Board of Alfred C. Toepfer International since September 2009. Manager Global Risk from August 2007 to September 2009. Vice President, Corn Processing from July 2000 to August 2007.	56

Patricia A. Woertz	Chairman of the Board of Directors since February 2007. Chief Executive Officer & President of the Company since May 2006.	58

Ray G. Young	Senior Vice President of the Company since November 2010. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010. Various executive and financial positions at General Motors from 1986 to March 2008.	49

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2011,” “Outstanding Equity Awards at Fiscal 2011 Year-End,” “Option Exercises and Stock Vested During Fiscal 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2011” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2011, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2011, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2011, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 3, 2011, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2009	$ 89	21	(6)	(1)	$ 103
2010	$ 103	2	–	(8)	$ 97
2011	$ 97	9	(12)	6	$ 100

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i)
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

(i)
Indenture dated June 1, 1986, between the registrant and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and The Bank of New York Mellon (formerly known as, or successor to, JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541), First Supplemental Indenture dated as of June 3, 2008 between the registrant and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to Form 8-K (File No. 1-44) filed on June 3, 2008), Second Supplemental Indenture, dated as of November 29, 2010 between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-44) filed on November 30, 2010), and Third Supplemental Indenture, dated as of April 4, 2011, between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-44) filed on April 8, 2011 relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $700,000,000 – 5.45% Notes due March 15, 2015,
the $750,000,000 – 4.479% Notes due March 1, 2021, and
the $1,000,000,000 – 5.765% Debentures due March 1, 2041.

(iii)
Indenture dated February 22, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, including form of 0.875% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-44) filed on February 22, 2007).

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

(10)
Material Contracts - Copies of the Company’s equity compensation plans and deferred compensation plans, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, are incorporated herein by reference as follows:

(i)	Exhibit 4(c) to Registration Statement No. 33-49409 on Form S-8 dated March 15, 1993, relating to the Archer-Daniels-Midland 1991 Incentive Stock Option Plan.

(ii)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 1996 (File No. 1-44)).

(iii)
The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees I, as amended (incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(iv)
The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended (incorporated by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(v)
Second Amendment to ADM Deferred Compensation Plan for Selected Management Employees II (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

(vi)
The Archer-Daniels-Midland Company Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 1999 (File No. 1-44)).

(vii)
The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(viii)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

(ix)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(x)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(xi)	Management Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xii)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(xiii)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xiv)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(xii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).
(xv)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit10(xiii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(xvi)	Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz, filed on May 1, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44).

(xvii)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2009).
(xviii)	Annual Cash Incentive Program (incorporated by reference to description thereof included in Item 5.02 of the Company’s Current Report on Form 8-K (File No. 1-44) filed on July 3, 2007).
(xix)	Form of Performance Share Unit Award Agreement (March 2011) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-44) filed on March 25, 2011).

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2011

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. J. Smith
D. J. Smith
Executive Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
August 24, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ D. E. Felsinger
P. A. Woertz*,	D. E. Felsinger*,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ V. F. Haynes
/s/ R. G. Young	V. F. Haynes*,
R. G. Young	Director
Senior Vice President and
Chief Financial Officer	/s/ A. Maciel
(Principal Financial Officer)	A. Maciel*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ P. J. Moore
Vice President and Controller	P. J. Moore*,
(Controller)	Director

/s/ G. W. Buckley	/s/ T. F. O’Neill
G. W. Buckley*,	T. F. O’Neill*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ T. K. Crews	/s/ D. J. Smith
T. K. Crews*,	Attorney-in-Fact
Director

/s/ P. Dufour
P. Dufour*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. J. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.