Form 10-Q
period 2011-09-30
ARCHER DANIELS MIDLAND CO
filed 2011-11-07
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Common Stock, no par value – 667,981,388 shares
(October 31, 2011)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In millions, except
	per share amounts)

Net sales and other operating income	$21,902	$16,799
Cost of products sold	20,868	15,991
Gross Profit	1,034	808

Selling, general and administrative expenses	407	381
Interest expense	113	117
Equity in earnings of unconsolidated affiliates	(124)	(125)
Interest income	(40)	(24)
Other (income) expense – net	18	(3)
Earnings Before Income Taxes	660	462

Income taxes	199	120
Net Earnings Including Noncontrolling Interests	461	342

Less: Net earnings (losses) attributable to noncontrolling interests	1	(3)

Net Earnings Attributable to Controlling Interests	$460	$345

Average number of shares outstanding – basic	673	640

Average number of shares outstanding – diluted	674	641

Basic and diluted earnings per common share	$0.68	$0.54

Dividends per common share	$0.16	$0.15

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2011	2011
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,320	$615
Short-term marketable securities	506	739
Segregated cash and investments	3,377	3,396
Receivables	10,336	9,816
Inventories	11,122	12,055
Other assets	618	883
Total Current Assets	27,279	27,504

Investments and Other Assets
Investments in and advances to affiliates	3,202	3,240
Long-term marketable securities	306	666
Goodwill	607	602
Other assets	399	681
Total Investments and Other Assets	4,514	5,189

Property, Plant, and Equipment
Land	307	305
Buildings	4,397	4,413
Machinery and equipment	16,218	16,245
Construction in progress	935	765
	21,857	21,728
Accumulated depreciation	(12,202)	(12,228)
Net Property, Plant, and Equipment	9,655	9,500
Total Assets	$41,448	$42,193

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,170	$1,875
Accounts payable	7,371	7,550
Accrued expenses	4,289	3,615
Current maturities of long-term debt	1,649	178
Total Current Liabilities	14,479	13,218

Long-Term Liabilities
Long-term debt	6,678	8,266
Deferred income taxes	836	859
Other	1,046	1,012
Total Long-Term Liabilities	8,560	10,137

Shareholders’ Equity
Common stock	6,408	6,636
Reinvested earnings	12,349	11,996
Accumulated other comprehensive income (loss)	(374)	176
Noncontrolling interests	26	30
Total Shareholders’ Equity	18,409	18,838
Total Liabilities and Shareholders’ Equity	$41,448	$42,193

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$461	$342
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	207	252
Deferred income taxes	21	(73)
Equity in earnings of affiliates, net of dividends	(57)	(86)
Stock compensation expense	27	25
Pension and postretirement accruals, net	33	25
Deferred cash flow hedges	9	41
Other – net	81	(16)
Changes in operating assets and liabilities
Segregated cash and investments	13	(582)
Receivables	(874)	(1,685)
Inventories	809	(1,157)
Other assets	233	52
Accounts payable and accrued expenses	1,124	1,991
Total Operating Activities	2,087	(871)

Investing Activities
Purchases of property, plant, and equipment	(443)	(335)
Proceeds from sales of property, plant, and equipment	3	41
Net assets of businesses acquired	(12)	–
Cash divested from deconsolidation	(130)	–
Purchases of marketable securities	(181)	(589)
Proceeds from sales of marketable securities	481	375
Other – net	33	6
Total Investing Activities	(249)	(502)

Financing Activities
Long-term debt borrowings	2	22
Long-term debt payments	(85)	(34)
Net borrowings (payments) under lines of credit agreements	(663)	1,324
Debt exchange premiums	(32)	–
Purchases of treasury stock	(240)	(31)
Cash dividends	(107)	(96)
Acquisition of noncontrolling interest	(9)	–
Other – net	1	4
Total Financing Activities	(1,133)	1,189

Increase (decrease) in cash and cash equivalents	705	(184)
Cash and cash equivalents beginning of period	615	1,046

Cash and cash equivalents end of period	$1,320	$862

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2011	676	$6,636	$11,996	$176	$30	$18,838

Comprehensive income
Net earnings			460		1
Other comprehensive income				(550)
Total comprehensive income						(89)
Cash dividends paid-$.16 per share			(107)			(107)
Treasury stock purchases	(9)	(240)				(240)
Stock compensation expense		27				27
Acquisition of noncontrolling interest		(5)			(4)	(9)
Other	1	(10)			(1)	(11)
Balance September 30, 2011	668	$6,408	$12,349	$(374)	$26	$18,409

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Principles of Consolidation

On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no impact to after-tax earnings for the quarter ended September 30, 2011.  The Company will account for its remaining ownership interest in the Bank under the equity method.

Adoption of New Accounting Standards

Effective July 1, 2011, the Company adopted the second phase of the amended guidance in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The adoption of this amended guidance requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results (See Note 3 for the disclosures required by this guidance).

Reclassifications

Other (income) expense – net in prior year’s consolidated statement of earnings has been reclassified to conform to the current year’s presentation with corresponding changes to certain prior year items in Notes 4 and 9.

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

Effective July 1, 2012, the Company will be required to adopt the amended guidance of ASC Topic 350, Intangibles – Goodwill and Other, which changes the process for how entities test goodwill for impairment.  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The Company does not expect any impact on its financial results as a result of the adoption of this amended guidance.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Fair Value Measurements (Continued)

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the period ended September 30, 2011, the Company had no transfers between Levels 1 and 2.

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and June 30, 2011.

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,550	$1,348	$5,898
Unrealized derivative gains:
Commodity contracts	1,217	1,438	270	2,925
Foreign exchange contracts	–	260	–	260
Marketable securities	1,351	67	–	1,418
Total Assets	$2,568	$6,315	$1,618	$10,501

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,233	$1,194	$244	$2,671
Foreign exchange contracts	–	311	–	311
Inventory-related payables	–	181	134	315
Total Liabilities	$1,233	$1,686	$378	$3,297

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,153	$762	$5,915
Unrealized derivative gains:
Commodity contracts	1,198	1,457	112	2,767
Foreign exchange contracts	–	237	–	237
Interest rate contracts	–	3	–	3
Marketable securities	1,628	328	–	1,956
Total Assets	$2,826	$7,178	$874	$10,878

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,317	$1,193	$44	$2,554
Foreign exchange contracts	–	178	–	178
Inventory-related payables	–	278	45	323
Total Liabilities	$1,317	$1,649	$89	$3,055

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities and certain equity investments are valued using third-party pricing services and substantially all are classified in Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 and 2010.

	Level 3 Fair Value Asset Measurements at September 30, 2011
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2011	$762	$112	$874
Total increase (decrease) in realized or unrealized gains included in cost of products sold*	(46)	197	151
Purchases	136	4	140
Sales	(261)	–	(261)
Settlements	–	(59)	(59)
Transfers into Level 3	767	50	817
Transfers out of Level 3	(10)	(34)	(44)
Ending balance, September 30, 2011	$1,348	$270	$1,618

*Includes gains of $157 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at September 30, 2011.

	Level 3 Fair Value Liability Measurements at September 30, 2011
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2011	$45	$44	$89
Total increase (decrease) in realized or unrealized losses included in cost of products sold*	–	170	170
Purchases	(6)	1	(5)
Sales	2	–	2
Settlements	–	19	19
Transfers into Level 3	93	15	108
Transfers out of Level 3	–	(5)	(5)
Ending balance, September 30, 2011	$134	$244	$378

*Includes losses of $171 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at September 30, 2011.

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

*Includes gains of $47 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at September 30, 2010.

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

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of September 30, 2011 and June 30, 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 4 tables, zeros represent minimal amounts.

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

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in AOCI.  These gains will remain in AOCI and are being amortized over 30 years.  The Company recognized in earnings $31 million of pre-tax losses from these interest rate swaps for the quarter ended September 30, 2010.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2011 and June 30, 2011.

	September 30, 2011		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$260	$311	$237	$178
Interest Contracts	–	–	3	–
Commodity Contracts	2,925	2,670	2,766	2,553
Total	$3,185	$2,981	$3,006	$2,731

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011	2010
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	–	(31)

FX Contracts
Net sales and other operating income	$16	$(34)
Cost of products sold	(134)	59
Other income (expense) – net	(6)	36

Commodity Contracts
Cost of products sold	$620	$(649)
Total gain (loss) recognized in earnings	$496	$(619)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of September 30, 2011, the Company has $7 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 75 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At September 30, 2011, the Company has designated hedges representing between 1% and 100% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.75 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 28% and 55% of the quantity of its anticipated monthly natural gas purchases.  At September 30, 2011, the Company has designated hedges representing between 19% to 30% of its anticipated monthly natural gas purchases for the next 9 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 7 million to 19 million gallons of ethanol per month under this program.  At September 30, 2011, the Company has designated hedges representing between 2 million to 12 million gallons of contracted ethanol sales per month over the next 6 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  At September 30, 2011, the Company has $2 million of after-tax gains in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $2 million of gains in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At September 30, 2011, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $20 million relates to the interest swaps that were de-designated at March 31, 2010 as discussed earlier in Note 4.  The Company will recognize the $22 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

The  following tables set forth the fair value of derivatives designated as hedging instruments as of  September 30, 2011 and June 30, 2011.

	September 30, 2011		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$0	$1	$1	$1
Total	$0	$1	$1	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended September 30, 2011 and 2010.

		Three months ended
	Consolidated Statement of	September 30,
	Earnings Locations	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	0	65
	Net sales and other operating income	2	6
Ineffective amount recognized in earnings	Cost of products sold	(1)	17
Total amount recognized in earnings		$1	$88

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended September 30, 2011 and 2010.

Three months ended
September 30, 2011
(In millions)

Balance at June 30, 2011	$29
Unrealized gains	6
Gains reclassified to earnings	(3)
Tax effect	(2)
Balance at September 30, 2011	$30

Three months ended
September 30, 2010
(In millions)

Balance at June 30, 2010	$30
Unrealized gains	112
Gains reclassified to earnings	(71)
Tax effect	(15)
Balance at September 30, 2010	$56

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
September 30, 2011

United States government obligations
Maturity less than 1 year	$468	$–	$–	$468
Maturity 1 to 5 years	61	1	–	62
Corporate debt securities
Maturity 1 to 5 years	66	–	(1)	65
Other debt securities
Maturity less than 1 year	950	–	–	950
Maturity 1 to 5 years	4	–	–	4
Equity securities
Available-for-sale	157	30	(34)	153
Trading	22	–	–	22
	$1,728	$31	$(35)	$1,724

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2011

United States government obligations
Maturity less than 1 year	$753	$–	$–	$753
Maturity 1 to 5 years	72	1	–	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	–	–	20
Maturity 1 to 5 years	54	–	–	54
Maturity 5 to 10 years	5	–	–	5
Maturity greater than 10 years	218	8	–	226
Corporate debt securities
Maturity less than 1 year	1	–	–	1
Maturity 1 to 5 years	35	1	–	36
Other debt securities
Maturity less than 1 year	215	–	–	215
Maturity 1 to 5 years	3	–	–	3
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	–	–	24
	$1,566	$93	$(4)	$1,655

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities and Cash Equivalents (Continued)

All of the $35 million in unrealized losses at September 30, 2011 arose within the last 6 months.  The market value of the investments that have been in an unrealized loss position for less than 12 months is $164 million.  The market value of corporate debt securities with unrealized losses as of September 30, 2011 is $50 million.  The $1 million in unrealized losses associated with corporate debt securities is not considered to be other-than-temporary because the expected cash flows to be collected is equivalent to or exceeds the amortized cost basis of the securities.  The market value of available-for-sale equity securities with unrealized losses as of September 30, 2011 is $114 million.  Of the $34 million in unrealized losses associated with available-for-sale equity securities, $20 million is related to the Company’s investment in one security.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Note 6.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2011, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

The Company also has outstanding $1.5 billion principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate of three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of September 30, 2011, the interest rate on the notes was 0.45%.

On September 26, 2011, the Company issued $528 million of 4.535% senior Debentures due in 2042 (the New Debentures) in exchange for $404 million of its previously issued and outstanding 6.45%, 6.625%, 6.75%, 6.95%, 7% and 7.5% debentures.  The Company paid $32 million of debt premium to certain bondholders associated with these exchanges.  The discount on the New Debentures is being amortized over the life of the New Debentures using the effective interest method.

At September 30, 2011, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

At September 30, 2011, excluding the accounts receivable securitization facility discussed below, the Company had lines of credit totaling $6.9 billion, of which, $6.0 billion was unused.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2011.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trade accounts receivables are sold to a wholly-owned, bankruptcy-remote entity which then sells an undivided interest in the receivable as collateral for any borrowings under the facility.  Receivable balances related to this facility will continue to be reported as receivables in the Company’s consolidated balance sheets based upon the Company’s continuing involvement with these assets.  Any borrowings under the facility will be classified as secured borrowings.  The Company has no outstanding borrowings under the facility as of September 30, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Income Taxes

The Company’s effective tax rate for the quarter ended September 30, 2011 was 30%, compared to 26% for the quarter ended September 30, 2010 and 33% for the full fiscal year 2011.  The changes in the Company’s effective tax rate were primarily due to changes in the geographic mix of pretax earnings.

The Company is subject to income taxation in many jurisdictions around the world. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions.  Resolution of the related tax positions, through negotiation with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential additional tax owed by the Company in accordance with ASC 740, Income Taxes.  However, the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses incurred by ADM do Brasil.  The tax assessments are for income tax, penalties and interest for the tax years 2004, 2006 and 2007 in the amounts of $468 million, $19 million, and $80 million, respectively (adjusted for interest and variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $97 million (as of September 30, 2011 and subject to variation in currency exchange rates).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30,
	2011	2010
	(In millions)

Net earnings including noncontrolling interests	$461	$342
Unrealized gain (loss) on investments	(59)	22
Deferred gain on hedging activities	1	26
Pension liability adjustment	6	(13)
Foreign currency translation adjustment	(498)	489
Comprehensive income	(89)	866
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(3)
Comprehensive income attributable to controlling interests	$(90)	$869

Note 9.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	September 30,
	2011	2010
	(In millions)

Net gain on marketable securities transactions	$(5)	$(2)
Charges from debt buyback or exchange	12	–
Unrealized losses on interest rate swaps	–	31
Other – net	11	(32)
	$18	$(3)

Note 10.	Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are organized, managed, and classified into three reportable business segments:  Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by ASC Topic 280, Segment Reporting, and are classified as Other.

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

For detailed information regarding the Company’s reportable segments, see Note 16 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

	Three Months Ended
	September 30,
	2011	2010
	(In millions)
Sales to external customers
Oilseeds Processing	$8,326	$6,091
Corn Processing	3,293	2,155
Agricultural Services	8,666	6,926
Other	1,617	1,627
Total	$21,902	$16,799

Intersegment sales
Oilseeds Processing	$382	$386
Corn Processing	75	31
Agricultural Services	1,006	560
Other	38	36
Total	$1,501	$1,013

Net sales
Oilseeds Processing	$8,708	$6,477
Corn Processing	3,368	2,186
Agricultural Services	9,672	7,486
Other	1,655	1,663
Intersegment elimination	(1,501)	(1,013)
Total	$21,902	$16,799

Segment operating profit
Oilseeds Processing	$221	$308
Corn Processing	179	341
Agricultural Services	244	132
Other	55	(16)
Total segment operating profit	699	765
Corporate	(39)	(303)
Earnings before income taxes	$660	$462

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Contingencies

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

Company Overview

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are organized, managed, and classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations, which include wheat processing, cocoa processing, and its financial business units, are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities of a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport agricultural commodities, as adjuncts to its oilseeds processing assets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.  The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Edible Oils Limited and Stratas Foods, LLC joint ventures.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, and cocoa into chocolate and cocoa products.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, private equity fund investments, and the Company’s share of the results of its equity investment in Gruma S.A.B de C.V.  On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM.  The Company will account for its remaining ownership interest in the Bank under the equity method.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, unallocated net interest costs, and the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

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

The Company conducts its business in over 75 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however certain transactions, including taxes, occur in the local currency and require conversion to the functional currency.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net earnings attributable to controlling interests increased $115 million to $460 million due principally to changes in LIFO inventory valuations partially offset by lower segment operating profit and higher income taxes.  Earnings before income taxes this quarter includes credits of $126 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $123 million in the first quarter of fiscal 2011 caused by increasing agricultural commodity prices.  Segment operating profit for the three months ended September 30, 2011 declined $66 million to $699 million compared to $765 million for the three months ended September 30, 2010.

Income taxes increased $79 million due to higher earnings before income taxes and a higher effective income tax rate primarily due to changes in the geographic mix of forecasted earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, concerns about a slowdown in global economic activity and the potential impact on demand for commodity and related products were important factors in the volatility and general decline in agricultural commodity prices during the quarter.  Global protein meal demand continues to grow although at varying rates in different regions around the world.  Biodiesel markets continued to support global demand for refined and crude vegetable oils.  Excess industry production capacity has impacted spot oilseed crushing margins.  Sweeteners and starches demand remained strong due primarily to U.S. exports of sweeteners and improved demand for industrial starches.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S. and good U.S export demand.  From a supply perspective, the ongoing harvest is replenishing the North American supply chain while crop supplies in certain regions, including South America and the Black Sea region, are adequate.  The relatively low U.S. carryover stocks for corn and soybeans and the uncertainties surrounding the size of this year’s harvest also contributed to volatile commodity market price movements in the quarter.

Analysis of Statements of Earnings

Prior year net sales and other operating income by segment has been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$4,998	$4,087	$911
Refining, Packaging, Biodiesel and Other	3,249	1,951	1,298
Asia	79	53	26
Total Oilseeds Processing	8,326	6,091	2,235

Corn Processing
Sweeteners and Starches	1,184	851	333
Bioproducts	2,109	1,304	805
Total Corn Processing	3,293	2,155	1,138

Agricultural Services
Merchandising and Handling	8,592	6,878	1,714
Transportation	74	48	26
Total Agricultural Services	8,666	6,926	1,740

Other
Processing	1,589	1,601	(12)
Financial	28	26	2
Total Other	1,617	1,627	(10)
Total	$21,902	$16,799	$5,103

Net sales and other operating income increased 30% to $21.9 billion due to higher average selling prices including $0.6 billion related to the effects of changing foreign currency rates, partially offset by lower sales volumes.  Oilseeds Processing sales increased 37% to $8.3 billion due principally to higher average selling prices of vegetable oils, merchandised commodities, protein meal, and biodiesel.  Corn Processing sales increased 53% to $3.3 billion due principally to higher average selling prices of ethanol and other corn products and higher processed volumes.  Agricultural Services sales increased 25% to $8.7 billion, due to higher average selling prices partially offset by lower sales volumes.  Other sales were flat as lower sales volumes of cocoa and cocoa products offset higher average selling prices for wheat flour.

Cost of products sold increased 30% to $20.9 billion due principally to higher costs of agricultural commodities, higher manufacturing costs, and $0.6 billion related to the effects of changing foreign currency rates.  Manufacturing expenses increased $136 million due to higher employee and benefit-related costs, energy costs, chemicals, and fuel costs.  Partially offsetting these increased costs was lower depreciation expense of $43 million primarily due to a change in the estimated service lives for certain machinery and equipment assets during the second quarter of fiscal 2011.

Selling, general and administrative expenses increased 7% to $407 million due principally to higher employee and benefit-related costs associated mostly with acquisitions and foreign currency effects.

Interest income increased 67% to $40 million due principally to interest income received related to a gain contingency that was settled during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other (income) expense – net declined $21 million to $18 million of expense due primarily to higher expense for the elimination of after-tax income attributable to mandatorily redeemable interests and charges related to debt buybacks this quarter.  These increased expenses were partially offset by the absence of unrealized losses on interest rate swaps of $31 million last year.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$115	$176	$(61)
Refining, Packaging, Biodiesel and Other	49	76	(27)
Asia	57	56	1
Total Oilseeds Processing	221	308	(87)

Corn Processing
Sweeteners and Starches	28	146	(118)
Bioproducts	151	195	(44)
Total Corn Processing	179	341	(162)

Agricultural Services
Merchandising and Handling	219	103	116
Transportation	25	29	(4)
Total Agricultural Services	244	132	112

Other
Processing	59	26	33
Financial	(4)	(42)	38
Total Other	55	(16)	71
Total Segment Operating Profit	699	765	(66)
Corporate	(39)	(303)	264
Earnings Before Income Taxes	$660	$462	$198

Oilseeds Processing operating profit decreased $87 million to $221 million.  Crushing and Origination operating profit decreased $61 million to $115 million primarily due to a weak margin environment for global soybean crushing and European rapeseed crushing.  That impact was mitigated by stronger results from ADM’s North American softseed crushing businesses and South American origination.  Refining, Packaging, Biodiesel and Other results decreased $27 million to $49 million as lower results from South America and Europe were partially offset by good North American biodiesel demand and strong sales volumes and margins of protein specialty products.  Asia results were in line with last year, principally reflecting ADM’s share of its results from equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits decreased $162 million to $179 million.  Processed volumes were up 5 percent and overall net corn costs more than doubled from the first quarter of last year.  Sweeteners and starches operating profit decreased $118 million to $28 million, as higher net corn costs more than offset higher average selling prices and sales volumes. Export demand for sweeteners remained strong. Net corn costs for sweeteners and starches were higher partly due to mark-to-market benefits recognized in prior quarters, of corn futures contracts entered into as economic hedges of this quarter’s corn requirements.  Bioproducts profit in the quarter decreased $44 million to $151 million.  Lysine and spot ethanol margins in the quarter were good, however gains from ownership positions this quarter were lower than the prior year. Bioproducts results in the prior year were negatively impacted by startup costs of $32 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits increased $112 million to $244 million.  Merchandising and handling earnings increased primarily due to stronger global merchandising results, including as a result of a strong recovery of exports from the Black Sea region.  In the prior year’s quarter, merchandising and handling results were positively impacted by an early U.S. harvest, strong U.S. export demand for agricultural commodities, and an insurance recovery of $67 million related to property damage and business interruption resulting from a fiscal year 2009 explosion at the Company’s Destrehan, Louisiana export facility.  Earnings from transportation operations were steady despite lower U.S. grain export volumes.

Other operating profit increased $71 million to operating income of $55 million.  In other processing, which includes wheat milling, cocoa and ADM’s equity share of Gruma, S.A.B. de C.V., profits rose $33 million to $59 million, on stronger cocoa press margins. Wheat milling results remained strong. Results in cocoa were reduced by approximately $60 million in both quarters for net unrealized mark-to-market losses related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Financial operating profit increased $38 million mainly due to improved results of ADM’s captive insurance subsidiary principally related to the absence of prior year’s insurance claim on the Company’s Destrehan, Louisiana export facility. This quarter, ADM completed the sale of a majority ownership interest in Hickory Point Bank, FSB, the impact of which was immaterial.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2011	2010	Change
	(In millions)

LIFO credit (charge)	$126	$(123)	$249
Unallocated interest expense - net	(76)	(89)	13
Unallocated corporate costs	(84)	(73)	(11)
Charges from debt buyback and exchange	(4)	–	(4)
Losses on interest rate swaps	–	(31)	31
Other	(1)	13	(14)
Total Corporate	$(39)	$(303)	$264

Corporate results were a loss of $39 million this quarter compared to a loss of $303 million last year.  The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $126 million compared to a charge of $123 million for the prior year quarter.  Corporate unallocated interest expense decreased $13 million mostly due to lower interest expense on lower long-term debt balances.  Also, in the prior year the Company incurred $31 million of losses on interest rate swaps.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital-intensive, agricultural-commodity based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations.  In addition, the Company maintains a commercial paper borrowing facility and has access to equity and debt capital from public and private sources in both U.S. and international markets.

At September 30, 2011, the Company had $1.8 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1.  Included in working capital is $6.7 billion of readily marketable commodity inventories.  Cash provided by operating activities was $2.1 billion for the quarter compared to cash used in operating activities of $0.9 billion the same quarter last year.  Working capital decreased in the current year due principally to the decline in market prices of agricultural commodities during the quarter.  Cash used in investing activities was $0.2 billion for the quarter compared to a $0.5 billion use in the same quarter last year.  Capital expenditures were $0.4 billion in the current quarter compared to $0.3 billion in the prior year.  Related to the sale of the majority interest in the Bank, the Company reduced its holdings of marketable securities by $0.3 billion and divested cash of $0.1 billion as a result of deconsolidation.  Cash used in financing activities was $1.1 billion for the quarter compared to cash provided by financing activities of $1.2 billion the same quarter last year. Net borrowings, principally commercial paper, decreased primarily as a result of decreased working capital requirements.  Additionally, the Company acquired 8.6 million of its common shares for $0.2 billion this quarter.

At September 30, 2011, the Company’s capital resources included net worth of $18.4 billion and lines of credit, excluding the accounts receivable securitization facility discussed below, totaling $6.9 billion, of which $6.0 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% at September 30, 2011 and 30% at June 30, 2011.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2011.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trades accounts receivable are sold to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivable as collateral for any borrowings under the facility.  Any borrowings under the facility will be recorded as secured borrowings.  This facility expands the Company’s access to liquidity through efficient use of its balance sheet assets.  The Company has no outstanding borrowings under the facility as of September 30, 2011.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2011 were $19.4 billion principally related to obligations to purchase agricultural commodity inventories.  As of September 30, 2011, the Company expects to make payments related to purchase obligations of $15 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations and off balance sheet arrangements during the three months ended September 30, 2011.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2011 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, disease, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.

The fair value of the Company’s commodity position is a summation of the fair values calculated for each commodity by valuing all of the commodity positions at quoted market prices for the period, where available, or utilizing a close proxy.  The Company has established metrics to monitor the amount of market risk exposure, which consist of volumetric limits and value-at-risk (VaR) limits. VaR measures the potential loss, at a 95% confidence level, that could be incurred over a one-year period.  Volumetric limits are monitored daily and VaR calculations and sensitivity analysis are monitored weekly.

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one-year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position together with the market risk from a hypothetical 10% adverse price change is as follows:

	Three months ended		Year ended
	September 30, 2011		June 30, 2011
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,438	$144	$2,388	$239
Lowest position	384	38	368	37
Average position	654	65	1,644	164

The change in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2011 to
July 31, 2011	6,588	$30.279	400	86,779,649

August 1, 2011 to
August 31, 2011	8,629,487	27.830	8,629,487	78,150,162

September 1, 2011 to
September 30, 2011	251	29.494	251	78,149,911

Total	8,636,326	$27.832	8,630,138	78,149,911

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

(4)
Registration Rights Agreement, dated as of September 26, 2011, by and among ADM and Barclays Capital Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. LLC, as Dealer Managers, filed on September 27, 2011 as Exhibit 4.3 to Form 8-K (File No. 1-44), is incorporated herein by reference.

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: November 4, 2011