Form 10-Q
period 2011-12-31
ARCHER DANIELS MIDLAND CO
filed 2012-02-06
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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

Common Stock, no par value – 661,632,896 shares
(January 31, 2012)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
	(In millions, except
	per share amounts)

Net sales and other operating income	$23,306	$20,930
Cost of products sold	22,493	19,696
Gross Profit	813	1,234

Selling, general, and administrative expenses	423	412
Asset impairment charges and exit costs	352	–
Interest expense	96	115
Equity in earnings of unconsolidated affiliates	(127)	(138)
Interest income	(22)	(41)
Other (income) expense – net	(30)	(112)
Earnings Before Income Taxes	121	998

Income taxes	38	269
Net Earnings Including Noncontrolling Interests	83	729

Less: Net earnings (losses) attributable to noncontrolling interests	3	(3)

Net Earnings Attributable to Controlling Interests	$80	$732

Average number of shares outstanding – basic	666	639

Average number of shares outstanding – diluted	667	641

Basic earnings per common share	$0.12	$1.15

Diluted earnings per common share	$0.12	$1.14

Dividends per common share	$0.175	$0.150

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
	(In millions, except
	per share amounts)

Net sales and other operating income	$45,208	$37,729
Cost of products sold	43,361	35,687
Gross Profit	1,847	2,042

Selling, general, and administrative expenses	830	793
Asset impairment charges and exit costs	352	–
Interest expense	209	232
Equity in earnings of unconsolidated affiliates	(251)	(263)
Interest income	(62)	(65)
Other (income) expense – net	(12)	(115)
Earnings Before Income Taxes	781	1,460

Income taxes	237	389
Net Earnings Including Noncontrolling Interests	544	1,071

Less: Net earnings (losses) attributable to noncontrolling interests	4	(6)

Net Earnings Attributable to Controlling Interests	$540	$1,077

Average number of shares outstanding – basic	669	639

Average number of shares outstanding – diluted	670	641

Basic and diluted earnings per common share	$0.81	$1.68

Dividends per common share	$0.335	$0.300

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2011	2011
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$864	$615
Short-term marketable securities	594	739
Segregated cash and investments	3,451	3,396
Trade receivables	5,093	4,808
Inventories	12,415	12,055
Other current assets	4,807	5,891
Total Current Assets	27,224	27,504

Investments and Other Assets
Investments in and advances to affiliates	3,211	3,240
Long-term marketable securities	352	666
Goodwill	591	602
Other assets	537	681
Total Investments and Other Assets	4,691	5,189

Property, Plant, and Equipment
Land	308	305
Buildings	4,367	4,413
Machinery and equipment	16,169	16,245
Construction in progress	1,059	765
	21,903	21,728
Accumulated depreciation	(12,302)	(12,228)
Net Property, Plant, and Equipment	9,601	9,500
Total Assets	$41,516	$42,193

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$834	$1,875
Trade payables	4,136	2,581
Accrued expenses and other payables	8,257	8,584
Current maturities of long-term debt	1,602	178
Total Current Liabilities	14,829	13,218

Long-Term Liabilities
Long-term debt	6,762	8,266
Deferred income taxes	897	859
Other	863	1,012
Total Long-Term Liabilities	8,522	10,137

Shareholders’ Equity
Common stock	6,218	6,636
Reinvested earnings	12,322	11,996
Accumulated other comprehensive income (loss)	(563)	176
Noncontrolling interests	188	30
Total Shareholders’ Equity	18,165	18,838
Total Liabilities and Shareholders’ Equity	$41,516	$42,193

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
	2011	2010
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$544	$1,071
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	414	463
Asset impairment charges	350	–
Deferred income taxes	28	126
Equity in earnings of affiliates, net of dividends	(106)	(181)
Gain on Golden Peanut revaluation	–	(71)
Stock compensation expense	34	36
Pension and postretirement accruals, net	59	47
Deferred cash flow hedges	10	21
Other – net	77	(2)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(61)	(875)
Trade receivables	(741)	(710)
Inventories	(480)	(4,620)
Other current assets	958	(3,439)
Trade payables	1,545	1,640
Accrued expenses and other payables	410	2,411
Total Operating Activities	3,041	(4,083)

Investing Activities
Purchases of property, plant, and equipment	(852)	(645)
Proceeds from sales of property, plant, and equipment	24	45
Net assets of businesses acquired	(206)	(163)
Cash divested from deconsolidation	(130)	–
Purchases of marketable securities	(889)	(1,051)
Proceeds from sales of marketable securities	1,084	693
Other – net	35	(20)
Total Investing Activities	(934)	(1,141)

Financing Activities
Long-term debt borrowings	91	35
Long-term debt payments	(173)	(237)
Net borrowings (payments) under lines of credit agreements	(1,076)	5,179
Debt exchange premiums	(32)	–
Purchases of treasury stock	(427)	(86)
Cash dividends	(224)	(192)
Acquisition of noncontrolling interest	(19)	–
Other – net	2	5
Total Financing Activities	(1,858)	4,704

Increase (decrease) in cash and cash equivalents	249	(520)
Cash and cash equivalents beginning of period	615	1,046

Cash and cash equivalents end of period	$864	$526

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2011	676	$6,636	$11,996	$176	$30	$18,838

Comprehensive income
Net earnings			540		4
Other comprehensive income				(739)
Total comprehensive income						(195)
Cash dividends paid- $0.335 per share			(224)			(224)
Treasury stock purchases	(15)	(427)				(427)
Stock compensation expense		34				34
Noncontrolling interests previously associated with mandatorily redeemable instruments			10		172	182
Acquisition of noncontrolling interests		(4)			(15)	(19)
Other	1	(21)			(3)	(24)
Balance December 31, 2011	662	$6,218	$12,322	$(563)	$188	$18,165

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Principles of Consolidation

On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no material effect to after-tax earnings for the quarter and six months ended December 31, 2011.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

The Company consolidates certain less than wholly-owned subsidiaries for which the minority interest was subject to a put option and considered mandatorily redeemable.  The put option expired on December 31, 2011 and as a result, the Company reclassified $172 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date.

Adoption of New Accounting Standards

Effective July 1, 2011, the Company adopted the second phase of the amended guidance in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separate for assets and liabilities.  The adoption of this amended guidance requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results (See Note 4 for the disclosures required by this guidance).

Reclassifications

Other (income) expense – net in prior year’s consolidated statement of earnings has been reclassified to conform to the current year’s presentation with corresponding changes to certain prior year items in Notes 5 and 12.  In addition, receivables and accounts payable in the prior year consolidated balance sheet have been reclassified to conform to the current year’s presentation where trade receivables and trade payables are shown separately from other receivables and other payables, respectively.  Other receivables and other payables are now included in other current assets and accrued expenses and other payables, respectively.  These changes are also reflected in the prior year consolidated statement of cash flows with no impact to total cash provided by (used in) operating, investing, or financing activities.

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

Effective March 31, 2012, the Company will be required to adopt the amended guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

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

Effective July 1, 2012, the Company will be required to adopt the amended guidance of ASC Topic 350, Intangibles – Goodwill and Other, which changes the process for how entities test goodwill for impairment.  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Early adoption of this amended guidance is permitted.  The Company does not expect any impact on its financial results as a result of the adoption of this amended guidance.

Note 3.	Acquisitions

During the six months ended December 31, 2011, the Company acquired six businesses for a total cost of $206 million and recorded a preliminary allocation of the purchase price related to these acquisitions.

The net cash purchase price for the six acquisitions of $206 million was allocated to working capital, property, plant, and equipment, goodwill, and other long-term assets for $3 million, $160 million, $39 million, and $4 million, respectively.

During the quarter, the Company finalized the purchase price allocation related to the December 31, 2010 acquisition of Golden Peanut Company LLC (“Golden Peanut”).  The revised purchase price allocation did not result in material adjustments.

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the period ended December 31, 2011, the Company had no transfers between Levels 1 and 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)
The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and June 30, 2011.

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,798	$1,624	$6,422
Unrealized derivative gains:
Commodity contracts	1,200	737	198	2,135
Foreign exchange contracts	–	288	–	288
Marketable securities	1,790	93	–	1,883
Total Assets	$2,990	$5,916	$1,822	$10,728

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,295	$755	$192	$2,242
Foreign exchange contracts	–	307	–	307
Inventory-related payables	–	425	196	621
Total Liabilities	$1,295	$1,487	$388	$3,170

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,153	$762	$5,915
Unrealized derivative gains:
Commodity contracts	1,198	1,457	112	2,767
Foreign exchange contracts	–	237	–	237
Interest rate contracts	–	3	–	3
Marketable securities	1,628	328	–	1,956
Total Assets	$2,826	$7,178	$874	$10,878

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,317	$1,193	$44	$2,554
Foreign exchange contracts	–	178	–	178
Inventory-related payables	–	278	45	323
Total Liabilities	$1,317	$1,649	$89	$3,055

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
The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2011.

	Level 3 Fair Value Asset Measurements at December 31, 2011
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, September 30, 2011	$1,348	$270	$1,618
Total increase (decrease) in unrealized gains included in cost of products sold	28	138	166
Purchases	959	–	959
Sales	(963)	–	(963)
Settlements	–	(185)	(185)
Transfers into Level 3	306	34	340
Transfers out of Level 3	(54)	(59)	(113)
Ending balance, December 31, 2011	$1,624	$198	$1,822

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2011.

	Level 3 Fair Value Liability Measurements at December 31, 2011
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, September 30, 2011	$134	$244	$378
Total increase (decrease) in unrealized losses included in cost of products sold	4	136	140
Purchases	4	–	4
Sales	(6)	–	(6)
Settlements	–	(158)	(158)
Transfers into Level 3	60	4	64
Transfers out of Level 3	–	(34)	(34)
Ending balance, December 31, 2011	$196	$192	$388

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)
The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2010.
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

*Includes gains of $122 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at December 31, 2010.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2011.

	Level 3 Fair Value Asset Measurements at December 31, 2011
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2011	$762	$112	$874
Total increase (decrease) in unrealized gains included in cost of products sold	(18)	335	317
Purchases	1,095	4	1,099
Sales	(1,224)	–	(1,224)
Settlements	–	(244)	(244)
Transfers into Level 3	1,073	84	1,157
Transfers out of Level 3	(64)	(93)	(157)
Ending balance, December 31, 2011	$1,624	$198	$1,822

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2011.

	Level 3 Fair Value Liability Measurements at December 31, 2011
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2011	$45	$44	$89
Total increase (decrease) in unrealized losses included in cost of products sold	4	306	310
Purchases	(2)	1	(1)
Sales	(4)	–	(4)
Settlements	–	(139)	(139)
Transfers into Level 3	153	19	172
Transfers out of Level 3	–	(39)	(39)
Ending balance, December 31, 2011	$196	$192	$388

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010.

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

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of December 31, 2011 and June 30, 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures, exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as other current assets and accrued expenses and other payables, respectively.

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps, which were related to the anticipated remarketing of the long-term debt.  At the date of de-designation of these hedges, $21 million of after-tax gains were deferred in AOCI.  In March 2011, these interest rate swaps were terminated upon the remarketing of the long-term debt.  The $21 million gains deferred in AOCI are being amortized over 30 years.  The Company recognized in earnings pre-tax gains from these interest rate swaps of $55 million and $24 million during the quarter and six months ended December 31, 2010, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2011 and June 30, 2011.

	December 31, 2011		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$288	$307	$237	$178
Interest Contracts	–	–	3	–
Commodity Contracts	2,135	2,240	2,766	2,553
Total	$2,423	$2,547	$3,006	$2,731

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the quarter and six months ended December 31, 2011 and 2010.

	Three months ended December 31,
	2011	2010
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	–	55

FX Contracts
Net sales and other operating income	$17	$27
Cost of products sold	18	5
Other income (expense) – net	(63)	(4)

Commodity Contracts
Cost of products sold	$(624)	$(1,158)
Total gain (loss) recognized in earnings	$(652)	$(1,075)

	Six months ended December 31,
	2011	2010
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	–	24

FX Contracts
Net sales and other operating income	$33	$(7)
Cost of products sold	(116)	64
Other income (expense) – net	(69)	32

Commodity Contracts
Cost of products sold	$(4)	$(1,807)
Total gain (loss) recognized in earnings	$(156)	$(1,694)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of December 31, 2011, the Company has $7 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 77 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At December 31, 2011, the Company has designated hedges representing between 13% and 21% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.75 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 21% and 50% of the quantity of its anticipated monthly natural gas purchases.  At December 31, 2011, the Company has designated hedges representing between 8% and 30% of its anticipated monthly natural gas purchases for the next 9 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 10 million to 19 million gallons of ethanol per month under this program.  At December 31, 2011, the Company has designated hedges representing between 2 million to 14 million gallons of contracted ethanol sales per month over the next 6 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  At December 31, 2011, the Company has $2 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $2 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At December 31, 2011, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $20 million relates to the interest swaps that were de-designated at March 31, 2010 as discussed earlier in Note 5.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company will recognize the $22 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2011 and June 30, 2011.

	December 31, 2011		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$0	$2	$1	$1
Total	$0	$2	$1	$1

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended December 31, 2011 and 2010.

		Three months ended
	Consolidated Statement of	December 31,
	Earnings Locations	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	11	156
	Net sales and other operating income	6	(2)
Ineffective amount recognized in earnings	Cost of products sold	40	16
Total amount recognized in earnings		$56	$170

		Six months ended
	Consolidated Statement of	December 31,
	Earnings Locations	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	11	221
	Net sales and other operating income	8	4
Ineffective amount recognized in earnings	Cost of products sold	39	33
Total amount recognized in earnings		$57	$258

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and six months ended December 31, 2011 and 2010.

	Three months ended
	December 31,
	2011	2010
	(In millions)
Balance at September 30	$30	$56
Unrealized gains	16	135
Losses (gains) reclassified to earnings	(16)	(154)
Tax effect	0	6
Balance at December 31	$30	$43

	Six months ended
	December 31
	2011	2010
	(In millions)
Balance at June 30	$29	$30
Unrealized gains	22	247
Losses (gains) reclassified to earnings	(19)	(225)
Tax effect	(2)	(9)
Balance at December 31	$30	$43

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
December 31, 2011

United States government obligations
Maturity less than 1 year	$541	$–	$–	$541
Maturity 1 to 5 years	103	–	–	103
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	–	–	2
Corporate debt securities
Maturity 1 to 5 years	60	–	–	60
Other debt securities
Maturity less than 1 year	432	–	–	432
Maturity 1 to 5 years	4	–	–	4
Equity securities
Available-for-sale	136	26	(3)	159
Trading	24	–	–	24
	$1,302	$26	$(3)	$1,325

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2011

United States government obligations
Maturity less than 1 year	$753	$–	$–	$753
Maturity 1 to 5 years	72	1	–	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	–	–	20
Maturity 1 to 5 years	54	–	–	54
Maturity 5 to 10 years	5	–	–	5
Maturity greater than 10 years	218	8	–	226
Corporate debt securities
Maturity less than 1 year	1	–	–	1
Maturity 1 to 5 years	35	1	–	36
Other debt securities
Maturity less than 1 year	215	–	–	215
Maturity 1 to 5 years	3	–	–	3
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	–	–	24
	$1,566	$93	$(4)	$1,655

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents (Continued)

All of the $3 million in unrealized losses at December 31, 2011 arose within the last 12 months and is related to the Company’s investment in one security.  The market value of the available-for-sale equity security that has been in an unrealized loss position for less than 12 months is $31 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

In December 2011, the Company recorded a $13 million other-than-temporary impairment related to its available-for-sale equity security investment in Metabolix, Inc. (see Note 14 for additional information).  The impairment charge is included in asset impairment charges and exit costs in the consolidated statements of earnings.

Note 7.	Other Current Assets

Other current assets consist of the following:

	December 31,	June 30,
	2011	2011
	(In millions)

Unrealized gains on derivative contracts	$2,423	$3,007
Other current assets	2,384	2,884
	$4,807	$5,891

Note 8.	Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following:

	December 31,	June 30,
	2011	2011
	(In millions)

Unrealized losses on derivative contracts	$2,549	$2,732
Accrued expenses and other payables	5,708	5,852
	$8,257	$8,584

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of December 31, 2011, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

The Company also has outstanding $1.4 billion principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate of three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of December 31, 2011, the interest rate on the notes was 0.61%.

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

At December 31, 2011, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

At December 31, 2011, excluding the accounts receivable securitization facility discussed below, the Company had lines of credit totaling $7.0 billion, of which $6.2 billion was unused.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which $130 million of commercial paper was outstanding at December 31, 2011.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trade accounts receivables are sold to a wholly-owned, bankruptcy-remote entity which then sells an undivided interest in the receivables as collateral for any borrowings under the facility.  Receivable balances related to this facility will continue to be reported as trade receivables in the Company’s consolidated balance sheets based upon the Company’s continuing involvement with these assets.  Any borrowings under the facility will be classified as secured borrowings.  The Company has no outstanding borrowings under the facility as of December 31, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended December 31, 2011 was 31.4% and 30.3%, respectively, compared to 27% for the quarter and six months ended December 31, 2010 and 33% for the full fiscal year 2011.  The changes in the Company’s quarterly and year-to-date effective tax rates were primarily due to changes in the forecasted geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $465 million, $19 million, and $80 million, respectively (adjusted for interest and variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $97 million (as of December 31, 2011 and subject to variation in currency exchange rates).

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

ADM do Brasil filed an administrative appeal for each of the assessments.  During the second quarter of fiscal 2011, a decision in favor of the BFRS on the 2004 assessment was received and a second level administrative appeal has been filed.  In January of 2012, ADM do Brasil received an unfavorable decision on its first level administrative appeal of the 2006 and 2007 assessments and plans to file a second level administrative appeal for these assessments.  If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)

Net earnings including noncontrolling interests	$83	$729	$544	$1,071
Unrealized gain (loss) on investments	18	(9)	(41)	13
Deferred gain (loss) on hedging activities	–	(13)	1	13
Pension liability adjustment	2	11	8	(2)
Foreign currency translation adjustment	(209)	(65)	(707)	424
Comprehensive income	(106)	653	(195)	1,519
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	(3)	4	(6)
Comprehensive income attributable to controlling interests	$(109)	$656	$(199)	$1,525

Note 12.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)

Gain on Golden Peanut revaluation	$–	$(71)	$–	$(71)
Unrealized gains on interest rate swaps	–	(55)	–	(24)
Other – net	(30)	14	(12)	(20)
Other (Income) Expense - Net	$(30)	$(112)	$(12)	$(115)

The $71 million gain on Golden Peanut revaluation was recognized as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest (“Golden Peanut Gain”) based on the guidance of ASC Topic 805, Business Combinations.

Note 13.	Segment Information

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)

Sales to external customers
Oilseeds Processing	$7,513	$5,848	$15,839	$11,939
Corn Processing	3,158	2,449	6,451	4,604
Agricultural Services	11,034	11,165	19,700	18,091
Other	1,601	1,468	3,218	3,095
Total	$23,306	$20,930	$45,208	$37,729

Intersegment sales
Oilseeds Processing	$339	$408	$721	$794
Corn Processing	38	45	113	76
Agricultural Services	1,111	1,011	2,117	1,571
Other	41	38	79	74
Total	$1,529	$1,502	$3,030	$2,515

Net sales
Oilseeds Processing	$7,852	$6,256	$16,560	$12,733
Corn Processing	3,196	2,494	6,564	4,680
Agricultural Services	12,145	12,176	21,817	19,662
Other	1,642	1,506	3,297	3,169
Intersegment elimination	(1,529)	(1,502)	(3,030)	(2,515)
Total	$23,306	$20,930	$45,208	$37,729

Segment operating profit
Oilseeds Processing	$253	$325	$474	$633
Corn Processing	(133)	399	46	740
Agricultural Services	158	426	402	558
Other	31	212	86	196
Total segment operating profit	309	1,362	1,008	2,127
Corporate	(188)	(364)	(227)	(667)
Earnings before income taxes	$121	$998	$781	$1,460

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Asset Impairment Charges and Exit Costs

During the second quarter of fiscal 2012, the Company determined that the carrying values of its Clinton, IA bioplastic facility’s long-lived assets were greater than their future net undiscounted cash flows.  Accordingly, the Company recorded charges in the Corn Processing segment of $337 million related to the impairment of its Clinton, IA bioplastic facility’s property, plant, and equipment and inventories and $2 million in other exit costs.  In addition, the Company recognized an other-than-temporary impairment charge in Corporate of $13 million related to its investment in Metabolix, Inc. and a $3 million charge in income taxes.

As of December 31, 2011, the carrying amounts of the impaired property, plant, and equipment and inventories approximate their estimated fair values.  The Company estimated the fair value of these assets based on limited market data available and on its ability to redeploy the assets within its own operations.

Note 15.	Contingencies

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

Note 16.	Subsequent Event

In January 2012, the Company announced that it will streamline its organizational structure, reducing its global workforce to enhance the cost structure of the Company.  Approximately 1,000 positions, primarily salaried, will be eliminated, representing 3 percent of the Company’s total workforce worldwide.  To help achieve this reduction, the Company has offered a voluntary early retirement incentive in the U.S.  The Company expects that these actions, in concert with other targeted cost reductions, will, when fully implemented, reduce its annual pre-tax expenses by more than $100 million.  The Company hopes to achieve a significant portion of the position reductions through the voluntary retirement incentive and will offer severance and outplacement assistance to other affected employees.

In its fiscal 2012 third quarter, the Company expects to record a $50 million to $75 million pre-tax charge related to these actions.  The Company expects to begin benefiting from the cost reduction actions in the fourth quarter of fiscal 2012, with the full benefit recognized by the end of third quarter fiscal 2013.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, a bioplastic facility, and other equity investments in renewable plastics.  In January 2012, the Company announced that it will end its commercial alliance with Metabolix, Inc. on February 8, 2012.  As a result of this decision, Telles LLC, the sales and marketing commercial alliance created to commercialize Mirel™, a bio-based plastic, will be dissolved and the production of Mirel™ on behalf of Telles LLC will end.  This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and the Company’s share of the results of its equity investment in Gruma S.A.B de C.V.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, and private equity fund investments.  On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

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

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Net earnings attributable to controlling interests decreased $652 million to $80 million due principally to lower segment operating profit partially offset by changes in LIFO inventory valuations.  In the quarter ended December 31, 2011, segment operating profit included impairment charges and exit costs of $339 million related to the Company’s decision to exit from its bioplastics business.  Earnings before income taxes this quarter includes charges of $59 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $254 million for the three months ended December 31, 2010.

Income taxes decreased $231 million due to lower earnings before income taxes partially offset by a higher effective income tax rate based upon the forecasted geographic mix of fiscal year earnings estimated at the end of the quarter.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Worldwide demand for crops and agricultural products continues to grow at a stable rate.  Excess industry production capacity has impacted spot oilseed crushing margins.  Global protein meal demand continues to grow although at varying rates in different regions around the world.  Developing biodiesel markets continued to support global demand for refined and crude vegetable oils.  Sweeteners and starches demand remained strong due primarily to U.S. sweetener exports.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S. and, until late in the quarter, good U.S. export demand.  Wheat flour and cocoa powder demand remains strong.  From a supply perspective, crop supplies in certain regions, including South America and the Black Sea region, were adequate, while a wet spring and a dry summer contributed towards a less bountiful harvest in North America resulting in a forecast of low U.S. carryover stocks for corn.  This, combined with concerns about the European debt situation and geopolitical uncertainties in the Middle East, contributed to volatile commodity market price movements in the quarter.

Analysis of Statements of Earnings

Prior year net sales and other operating income by segment has been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	December 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$4,383	$3,622	$761
Refining, Packaging, Biodiesel, and Other	2,968	2,154	814
Asia	162	72	90
Total Oilseeds Processing	7,513	5,848	1,665

Corn Processing
Sweeteners and Starches	1,133	838	295
Bioproducts	2,025	1,611	414
Total Corn Processing	3,158	2,449	709

Agricultural Services
Merchandising and Handling	10,959	11,105	(146)
Transportation	75	60	15
Total Agricultural Services	11,034	11,165	(131)

Other
Processing	1,574	1,439	135
Financial	27	29	(2)
Total Other	1,601	1,468	133
Total	$23,306	$20,930	$2,376

Net sales and other operating income increased 11% to $23.3 billion due to higher average selling prices.  Oilseeds Processing sales increased 28% to $7.5 billion due principally to higher average selling prices of vegetable oils and biodiesel along with increased sales volumes of biodiesel and merchandised commodities.  Corn Processing sales increased 29% to $3.2 billion due principally to higher average selling prices of ethanol and higher sales volumes.  Agricultural Services sales decreased 1% to $11.0 billion, due to lower sales volumes partially offset by higher average selling prices.  Other sales increased 9% to $1.6 billion primarily due to higher average selling prices for wheat flour.

Cost of products sold increased 14% to $22.5 billion due principally to higher costs of agricultural commodities.  In addition, manufacturing expenses increased $134 million due to higher energy costs, employee and benefit-related costs, maintenance costs, and chemicals.

Selling, general, and administrative expenses increased 3% to $423 million due principally to employee-related-costs associated with acquired businesses and higher costs for outside services.

Interest income decreased 46% to $22 million due partly to lower interest income resulting from the sale of a majority ownership in the Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense declined 17% to $96 million primarily related to the reversal this quarter of accrued interest related to a favorable settlement of an uncertain income tax position.  In addition, interest expense declined due to lower debt balances and lower interest rates.

Asset impairment charges and exit costs of $352 million in the current quarter relate to the Company’s Clinton, IA bioplastics business.  Property, plant, and equipment were written down to estimated fair value resulting in impairment charges of $320 million.  In addition, charges of $32 million were recognized for exit activities and to impair other assets.

Other income – net declined $82 million to $30 million.  Last year’s quarter included the $71 million Golden Peanut Gain and $55 million gain on interest rate swaps and expense of $18 million for the elimination of after-tax income attributable to mandatorily redeemable interests.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	December 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$139	$200	$(61)
Refining, Packaging, Biodiesel, and Other	74	78	(4)
Asia	40	47	(7)
Total Oilseeds Processing	253	325	(72)

Corn Processing
Sweeteners and Starches	73	119	(46)
Bioproducts	(206)	280	(486)
Total Corn Processing	(133)	399	(532)

Agricultural Services
Merchandising and Handling	109	376	(267)
Transportation	49	50	(1)
Total Agricultural Services	158	426	(268)

Other
Processing	10	160	(150)
Financial	21	52	(31)
Total Other	31	212	(181)
Total Segment Operating Profit	309	1,362	(1,053)
Corporate	(188)	(364)	176
Earnings Before Income Taxes	$121	$998	$(877)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $72 million to $253 million.  Crushing and Origination operating profit decreased $61 million to $139 million primarily due to the continued weak global oilseed crushing margins, particularly in Europe.  Prior year quarter European results included losses from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis. The prior year quarter also included the $71 million Golden Peanut Gain.  Refining, Packaging, Biodiesel, and Other results of $74 million were essentially flat compared to last year.  Asia results were in line with last year, principally reflecting ADM’s share of its results from equity investee, Wilmar.

Corn Processing operating results decreased $532 million to an operating loss of $133 million.  The loss primarily reflected the $339 million asset impairment charges and exit costs related to the Company’s bioplastics business.  Excluding the bioplastic charges and exit costs, Corn Processing operating profit of $206 million in the current year quarter represents a decline of $193 million compared to the prior year quarter.  Net corn costs increased from the second quarter of last year mainly due to mark-to-market benefits recognized in prior quarters of corn futures contracts entered into as economic hedges of this quarter’s corn requirements.  Sweeteners and Starches operating profit decreased $46 million to $73 million, as higher net corn costs more than offset higher average selling prices and sales volumes.  Export demand for sweeteners remained strong.  Bioproducts profit in the quarter decreased $486 million to a loss of $206 million, including the $339 million bioplastic impairment charge.  This quarter, ethanol and lysine margins were good although late in the quarter spot ethanol margins declined as industry production increased and export demand declined.  Gains from ownership and futures positions this quarter were lower than the prior year. Bioproducts results in the prior year were negatively impacted by startup costs of $22 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits decreased $268 million to $158 million.  Merchandising and Handling earnings decreased on weaker international merchandising results and reduced U.S. grain exports.  In the prior year’s quarter, Merchandising and Handling results were positively impacted by favorable positioning and record quantities of U.S. grain exports by the Company.  Earnings from transportation operations were steady despite lower U.S. grain export volumes.

Other operating profit decreased $181 million to $31 million.  In other processing, which includes wheat milling, cocoa and ADM’s equity share of Gruma S.A.B. de C.V., profits decreased $150 million to $10 million.  Results in the current quarter were negatively impacted by $127 million for net unrealized mark-to-market losses related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Last year’s quarter included $23 million of similar net unrealized mark-to-market gains.  Wheat milling results remained steady.  Financial operating profit decreased $31 million mainly due to less favorable insurance reserve adjustments of ADM’s captive insurance subsidiary.

Corporate results for the quarter are as follows:

	Three Months Ended
	December 31,
	2011	2010	Change
	(In millions)

LIFO charge	$(59)	$(254)	$195
Unallocated interest expense - net	(66)	(83)	17
Unallocated corporate costs	(71)	(66)	(5)
Unrealized gains on interest rate swaps	–	55	(55)
Other	8	(16)	24
Total Corporate	$(188)	$(364)	$176

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a loss of $188 million this quarter compared to a loss of $364 million in last year’s quarter.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $59 million in this quarter compared to a charge of $254 million for the prior year quarter.  Corporate unallocated interest expense decreased $17 million mostly due to the reversal of accrued interest expense resulting from a favorable settlement of an uncertain income tax position.  In the prior year quarter, the Company recognized $55 million of unrealized gains on interest rate swaps.  Other increased $24 million to income of $8 million principally related to income in the current year quarter for the elimination of earnings attributable to mandatorily redeemable interests, compared to expense in the prior year quarter.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Net earnings attributable to controlling interests decreased $537 million to $540 million primarily due to lower segment operating profit, partially offset by lower corporate expenses.  Segment operating profit for the six months ended December 31, 2011 declined $1.1 billion to $1.0 billion amid challenging conditions generally affecting all reportable segments.  In the six months ended December 31, 2011, segment operating profit included $339 million of impairment charges and exit costs related to the Company’s exit from its Clinton, IA bioplastics business.  Corporate expenses for the six months ended December 31, 2011 included a credit of $67 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $377 million in the six months ended December 31, 2010.

Income taxes decreased $152 million due to lower earnings before income taxes partially offset by a higher effective income tax rate based upon the forecasted geographic mix of fiscal year earnings estimated at the end of the period.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, global protein meal demand continues to grow although at varying rates in different regions around the world.  Biodiesel markets continued to support global demand for refined and crude vegetable oils.  Excess industry production capacity has impacted spot oilseed crushing margins.  Sweeteners and starches demand remained strong due primarily to U.S. exports of sweeteners.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S. and good U.S. export demand.  From a supply perspective, crop supplies in certain regions, including South America and the Black Sea region, were adequate, while a wet spring and a dry summer contributed towards a less bountiful harvest in North America resulting in a forecast of low U.S. carryover stocks for corn.  This, combined with concerns about U.S. debt ceiling negotiations, the European debt situation, and geopolitical uncertainties in the Middle East, contributed to volatile commodity market price movements in the quarter.

Analysis of Statements of Earnings

Prior year net sales and other operating income by segment has been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	December 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$9,381	$7,709	$1,672
Refining, Packaging, Biodiesel, & Other	6,217	4,105	2,112
Asia	241	125	116
Total Oilseeds Processing	15,839	11,939	3,900

Corn Processing
Sweeteners & Starches	2,317	1,689	628
Bioproducts	4,134	2,915	1,219
Total Corn Processing	6,451	4,604	1,847

Agricultural Services
Merchandising & Handling	19,551	17,983	1,568
Transportation	149	108	41
Total Agricultural Services	19,700	18,091	1,609

Other
Processing	3,163	3,040	123
Financial	55	55	–
Total Other	3,218	3,095	123
Total	$45,208	$37,729	$7,479

Net sales and other operating income increased 20% to $45.2 billion due to higher average selling prices including $0.5 billion related to the effects of changing foreign currency rates.  Oilseeds Processing sales increased 33% to $15.8 billion due principally to higher average selling prices of vegetable oils, biodiesel, merchandised commodities, and protein meal and increased sales volumes of biodiesel.  Corn Processing sales increased 40% to $6.5 billion due principally to higher average selling prices of ethanol and higher sales volumes.  Agricultural Services sales increased 9% to $19.7 billion, due to higher average selling prices partially offset by lower sales volumes.  Other sales increased 4% to $3.2 billion due to higher average selling prices for wheat flour.

Cost of products sold increased 22% to $43.4 billion due principally to higher costs of agricultural commodities including $0.5 billion related to the effects of changing foreign currency rates.  In addition, manufacturing expenses increased $270 million due to higher maintenance costs, energy costs, employee and benefit-related costs, and chemicals.

Selling, general, and administrative expenses increased 5% to $830 million due principally to employee-related-costs associated with acquired businesses and higher office and outside services costs.

Interest expense decreased 10% to $209 million primarily due to the reversal of accrued interest related to a favorable settlement of an uncertain income tax position and lower debt balances and interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment charges and exit costs of $352 million in the current year to date relate to the Company’s Clinton, IA bioplastics business.  Property, plant, and equipment were written down to estimated fair value resulting in impairment charges of $320 million.  In addition, charges of $32 million were recognized for exit activities and to impair other assets.

Other income – net declined $103 million to $12 million due primarily to the absence of gains recognized in the prior year period of $71 million for the Golden Peanut Gain and $24 million on interest rate swaps.

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	December 31,
	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$254	$376	$(122)
Refining, Packaging, Biodiesel, & Other	123	154	(31)
Asia	97	103	(6)
Total Oilseeds Processing	474	633	(159)

Corn Processing
Sweeteners & Starches	101	265	(164)
Bioproducts	(55)	475	(530)
Total Corn Processing	46	740	(694)

Agricultural Services
Merchandising & Handling	328	479	(151)
Transportation	74	79	(5)
Total Agricultural Services	402	558	(156)

Other
Processing	69	186	(117)
Financial	17	10	7
Total Other	86	196	(110)
Total Segment Operating Profit	1,008	2,127	(1,119)
Corporate	(227)	(667)	440
Earnings Before Income Taxes	$781	$1,460	$(679)

Oilseeds Processing operating profit decreased $159 million to $474 million.  Crushing and Origination operating profit decreased $122 million to $254 million primarily due to the continued weak global oilseed crushing margins, particularly in Europe.  Prior year European results included losses from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis.  The prior year period also included the $71 million Golden Peanut Gain.  Refining, Packaging, Biodiesel, and Other results declined $31 million to $123 million as lower results from South America and Europe were partially offset by good North American biodiesel demand and strong sales volumes and margins of protein specialty products.  Asia results were in line with last year, principally reflecting ADM’s share of its results from equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating results decreased $694 million to $46 million.  The current year results include $339 million in asset impairment charges and exit costs related to the Company’s bioplastics business.  Excluding the bioplastic charges and exit costs, Corn Processing operating profit of $385 million in the current year represents a decline of $355 million compared to the prior year.  Processed volumes were up 6 percent while net corn costs increased compared to last year.  Sweeteners and Starches operating profit decreased $164 million to $101 million, as higher net corn costs more than offset higher average selling prices and sales volumes. Export demand for sweeteners remained strong. Net corn costs for sweeteners and starches were higher partly due to mark-to-market benefits recognized in prior quarters of corn futures contracts entered into as economic hedges of this period’s corn requirements.  Bioproducts profit in the quarter decreased $530 million to a loss of $55 million, including the $339 million bioplastic impairment charges.  Late in the period, spot ethanol margins declined as industry production increased and export demand declined.   Gains from ownership and futures positions this year to date were lower than the prior year. Bioproducts results in the prior year were negatively impacted by startup costs of $54 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits decreased $156 million to $402 million.  Merchandising and Handling earnings decreased on weaker international merchandising results and reduced U.S. grain exports.  In the prior year period, Merchandising and Handling results were positively impacted by high quantities of U.S. grain exports by the Company.  Earnings from transportation operations were steady despite lower U.S. grain export volumes.

Other operating profit decreased $110 million to $86 million.  In other processing, which includes wheat milling, cocoa and ADM’s equity share of Gruma S.A.B. de C.V., profits decreased $117 million to $69 million.  Results in the current year were reduced by $186 million for net unrealized mark-to-market losses related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Last year included $37 million of net unrealized mark-to-market losses.  Wheat milling results remained steady.  Financial operating profit was in line with results from the prior year period.

Corporate results for the six months are as follows:

	Six Months Ended
	December 31,
	2011	2010	Change
	(In millions)

LIFO credit (charge)	$67	$(377)	$444
Unallocated interest expense - net	(142)	(172)	30
Unallocated corporate costs	(155)	(139)	(16)
Unrealized gains on interest rate swaps	–	24	(24)
Charges from debt buyback and exchange	(4)	–	(4)
Other	7	(3)	10
Total Corporate	$(227)	$(667)	$440

Corporate results were a loss of $227 million this period compared to a loss of $667 million last year.  The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $67 million in the current period compared to a charge of $377 million for the prior year period.  Corporate unallocated interest expense decreased $30 million primarily due to lower interest expense on lower long-term debt balances and the reversal of interest expense resulting from a favorable settlement of an uncertain income tax position.  Also, in the prior year the Company recognized $24 million of gains on interest rate swaps.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive, agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations.  In addition, the Company maintains a commercial paper borrowing facility and has access to equity and debt capital from public and private sources in both U.S. and international markets.

At December 31, 2011, the Company had $1.5 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $7.9 billion of readily marketable commodity inventories.  Cash provided by operating activities was $3.0 billion for the six months compared to cash used in operating activities of $4.1 billion the same period last year.  Working capital decreased in the current year due principally to the decline in market prices of agricultural commodities.  Cash used in investing activities was $0.9 billion for the six months compared to a $1.1 billion use in the same period last year.  Capital expenditures and net assets of businesses acquired were $1.1 billion for the six months compared to $0.8 billion the same period last year.  Related to the sale of the majority interest in the Bank, the Company reduced its holdings of marketable securities by $0.3 billion and divested cash of $0.1 billion as a result of deconsolidation.  Cash used in financing activities was $1.9 billion for the six months compared to cash provided by financing activities of $4.7 billion the same period last year. Net borrowings, principally commercial paper, decreased primarily as a result of decreased working capital requirements.  Additionally, the Company acquired 15.1 million of its common shares for $0.4 billion for the six months.

At December 31, 2011, the Company’s capital resources included net worth of $18.2 billion and lines of credit, excluding the accounts receivable securitization facility discussed below, totaling $7.0 billion, of which $6.2 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% at December 31, 2011 and 30% at June 30, 2011.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.6 billion support a commercial paper borrowing facility, against which there was $130 million of commercial paper outstanding at December 31, 2011.

On July 1, 2011, the Company entered into a 364-day accounts receivable securitization facility.  The facility provides the Company with up to $1.0 billion in liquidity.  Under the facility, the Company’s U.S.-originated trades accounts receivable are sold to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivables as collateral for any borrowings under the facility.  Any borrowings under the facility will be recorded as secured borrowings.  This facility expands the Company’s access to liquidity through efficient use of its balance sheet assets.  The Company has no outstanding borrowings under the facility as of December 31, 2011.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of December 31, 2011 and June 30, 2011 were $15.3 billion and $18.3 billion, respectively, principally related to obligations to purchase agricultural commodity inventories.  As of December 31, 2011, the Company expects to make payments related to purchase obligations of $14.2 billion within the next twelve months.  The decrease in commitments to purchase agricultural commodity inventories was partially offset by an increase in energy-related purchase contracts.  There were no other material changes in the Company’s contractual obligations and off-balance sheet arrangements during the six months ended December 31, 2011.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the six months ended December 31, 2011 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	December 31, 2011		June 30, 2011
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,438	$144	$2,388	$239
Lowest position	(383)	(38)	368	37
Average position	285	28	1,644	164

The change in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the six months ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2011 to
October 31, 2011	138	$25.735	138	78,149,773

November 1, 2011 to
November 30, 2011	5,199,255	28.928	5,197,174	72,952,599

December 1, 2011 to
December 31, 2011	1,259,723	28.841	1,258,999	71,693,600

Total	6,459,116	$28.911	6,456,311	71,693,600

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

(ii)	Bylaws, as amended, filed on August 12, 2009 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(10)	Agreement, dated as of November 2, 2011, by and between ADM and Steven R. Mills, filed on November 7, 2011 as Exhibit 99.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: February 3, 2012