Form 10-Q
period 2012-03-31
ARCHER DANIELS MIDLAND CO
filed 2012-05-09
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Common Stock, no par value – 658,525,757 shares
(April 30, 2012)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except
	per share amounts)

Net sales and other operating income	$21,155	$20,077
Cost of products sold	20,147	18,917
Gross Profit	1,008	1,160

Selling, general, and administrative expenses	402	395
Asset impairment, exit, and restructuring costs	85	–
Interest expense	116	121
Equity in earnings of unconsolidated affiliates	(115)	(71)
Interest income	(26)	(32)
Other (income) expense – net	(22)	(44)
Earnings Before Income Taxes	568	791

Income taxes	163	223
Net Earnings Including Noncontrolling Interests	405	568

Less: Net earnings (losses) attributable to noncontrolling interests	6	(10)

Net Earnings Attributable to Controlling Interests	$399	$578

Average number of shares outstanding – basic	662	638

Average number of shares outstanding – diluted	663	684

Basic earnings per common share	$0.60	$0.91

Diluted earnings per common share	$0.60	$0.86

Dividends per common share	$0.175	$0.160

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
	(In millions, except
	per share amounts)

Net sales and other operating income	$66,363	$57,806
Cost of products sold	63,508	54,604
Gross Profit	2,855	3,202

Selling, general, and administrative expenses	1,232	1,188
Asset impairment, exit, and restructuring costs	437	–
Interest expense	325	353
Equity in earnings of unconsolidated affiliates	(366)	(334)
Interest income	(88)	(97)
Other (income) expense – net	(34)	(159)
Earnings Before Income Taxes	1,349	2,251

Income taxes	400	612
Net Earnings Including Noncontrolling Interests	949	1,639

Less: Net earnings (losses) attributable to noncontrolling interests	10	(16)

Net Earnings Attributable to Controlling Interests	$939	$1,655

Average number of shares outstanding – basic	667	639

Average number of shares outstanding – diluted	668	655

Basic earnings per common share	$1.41	$2.59

Diluted earnings per common share	$1.41	$2.55

Dividends per common share	$0.51	$0.46

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2012	2011
	(In millions)

Assets
Current Assets
Cash and cash equivalents	$818	$615
Short-term marketable securities	428	739
Segregated cash and investments	3,542	3,396
Trade receivables	3,078	4,808
Inventories	13,232	12,055
Other current assets	6,117	5,891
Total Current Assets	27,215	27,504

Investments and Other Assets
Investments in and advances to affiliates	3,385	3,240
Long-term marketable securities	320	666
Goodwill	596	602
Other assets	542	681
Total Investments and Other Assets	4,843	5,189

Property, Plant, and Equipment
Land	325	305
Buildings	4,597	4,413
Machinery and equipment	16,705	16,245
Construction in progress	1,012	765
	22,639	21,728
Accumulated depreciation	(12,839)	(12,228)
Net Property, Plant, and Equipment	9,800	9,500
Total Assets	$41,858	$42,193

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,987	$1,875
Trade payables	3,122	2,581
Accrued expenses and other payables	7,885	8,584
Current maturities of long-term debt	1,800	178
Total Current Liabilities	14,794	13,218

Long-Term Liabilities
Long-term debt	6,543	8,266
Deferred income taxes	873	859
Other	1,097	1,012
Total Long-Term Liabilities	8,513	10,137

Shareholders’ Equity
Common stock	6,170	6,636
Reinvested earnings	12,606	11,996
Accumulated other comprehensive income (loss)	(423)	176
Noncontrolling interests	198	30
Total Shareholders’ Equity	18,551	18,838
Total Liabilities and Shareholders’ Equity	$41,858	$42,193

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2012	2011
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$949	$1,639
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	628	665
Asset impairment charges	366	–
Deferred income taxes	48	185
Equity in earnings of affiliates, net of dividends	(208)	(222)
Gain on Golden Peanut revaluation	–	(71)
Stock compensation expense	41	41
Pension and postretirement accruals, net	125	69
Deferred cash flow hedges	(33)	(13)
Other – net	13	(72)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(145)	(691)
Trade receivables	1,429	(876)
Inventories	(1,109)	(5,121)
Other current assets	(396)	(2,914)
Trade payables	474	1,102
Accrued expenses and other payables	76	1,530
Total Operating Activities	2,258	(4,749)

Investing Activities
Purchases of property, plant, and equipment	(1,193)	(913)
Proceeds from sales of property, plant, and equipment	39	52
Net assets of businesses acquired	(239)	(206)
Cash divested from deconsolidation	(130)	–
Purchases of marketable securities	(1,130)	(1,874)
Proceeds from sales of marketable securities	1,526	1,370
Other – net	30	(16)
Total Investing Activities	(1,097)	(1,587)

Financing Activities
Long-term debt borrowings	95	1,563
Long-term debt payments	(224)	(306)
Net borrowings (payments) under lines of credit agreements	36	5,259
Debt exchange premiums	(32)	–
Purchases of treasury stock	(483)	(94)
Cash dividends	(339)	(293)
Acquisition of noncontrolling interest	(19)	–
Other – net	8	19
Total Financing Activities	(958)	6,148

Increase (decrease) in cash and cash equivalents	203	(188)
Cash and cash equivalents beginning of period	615	1,046

Cash and cash equivalents end of period	$818	$858

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2011	676	$6,636	$11,996	$176	$30	$18,838

Comprehensive income
Net earnings			939		10
Other comprehensive income				(599)	2
Total comprehensive income						352
Cash dividends paid- $0.51 per share			(339)			(339)
Treasury stock purchases	(17)	(483)				(483)
Stock compensation expense		41				41
Noncontrolling interests previously associated with mandatorily redeemable instruments			10		174	184
Acquisition of noncontrolling interests		(5)			(14)	(19)
Other	1	(19)			(4)	(23)
Balance March 31, 2012	660	$6,170	$12,606	$(423)	$198	$18,551

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2011.

Principles of Consolidation

On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no material effect to after-tax earnings for the nine months ended March 31, 2012.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

Prior to December 31, 2011, the Company consolidated certain less than wholly-owned subsidiaries for which the minority interest was subject to a put option and considered mandatorily redeemable.  On December 31, 2011, the put option expired and as a result, the Company reclassified $174 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date.

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

Effective March 31, 2012, the Company adopted the amended guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The adoption of this amended guidance requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results (see Note 4 for the disclosures required by this guidance).

Reclassifications

Other (income) expense – net in prior year’s consolidated statement of earnings has been reclassified to conform to the current year’s presentation with corresponding changes to certain prior year items in Notes 5 and 13.  These reclassifications had no impact to net earnings attributable to controlling interests.  In addition, receivables and accounts payable in the prior year consolidated balance sheet have been reclassified to conform to the current year’s presentation where trade receivables and trade payables are now shown separately from other receivables and other payables, respectively.  Other receivables and other payables are now included in other current assets and accrued expenses and other payables, respectively.  These changes are also reflected in the prior year consolidated statement of cash flows with no impact to total cash provided by (used in) operating, investing, or financing activities.

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

Note 2.	Pending Accounting Standards

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

During the nine months ended March 31, 2012, the Company acquired eight businesses for a total cost of $239 million and recorded a preliminary allocation of the purchase price related to these acquisitions.

The net cash purchase price for the eight acquisitions of $239 million was allocated to working capital, property, plant, and equipment, goodwill, other long-term assets, and long-term liabilities for $(12) million, $201 million, $40 million, $13 million and $3 million, respectively.

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

Level 3:  Unobservable inputs that are supported by little or no market activity or a limited number of third- party quotes and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, the Company generally classifies assets or liabilities as Level 3 when their fair value is determined using unobservable inputs that individually or when aggregated with other unobservable inputs, represent more than 10% of the fair value of the assets or liabilities.  Judgment is required in evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification.  Level 3 amounts can include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period. For the period ended March 31, 2012, the Company had no transfers between Levels 1 and 2.  Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)
The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and June 30, 2011.

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,604	$1,725	$7,329
Unrealized derivative gains:
Commodity contracts	1,270	1,006	232	2,508
Foreign exchange contracts	–	180	–	180
Marketable securities	1,936	50	–	1,986
Deferred receivables consideration	–	710	–	710
Total Assets	$3,206	$7,550	$1,957	$12,713

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,511	$845	$184	$2,540
Foreign exchange contracts	–	188	–	188
Inventory-related payables	–	311	137	448
Total Liabilities	$1,511	$1,344	$321	$3,176

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,153	$762	$5,915
Unrealized derivative gains:
Commodity contracts	1,198	1,457	112	2,767
Foreign exchange contracts	–	237	–	237
Interest rate contracts	–	3	–	3
Marketable securities	1,628	328	–	1,956
Total Assets	$2,826	$7,178	$874	$10,878

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,317	$1,193	$44	$2,554
Foreign exchange contracts	–	178	–	178
Inventory-related payables	–	278	45	323
Total Liabilities	$1,317	$1,649	$89	$3,055

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company’s inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  Generally, the valuations are based on price information that is observable by market participants, or rely only on insignificant unobservable information.  In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a more significant component of the fair value amount.  For these inventories, the availability of sufficient third-party information is limited.  In such cases, the inventory is classified as Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

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

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program.  This amount is reflected in other current assets on the consolidated balance sheet (see Note 16).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)
The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012.

	Level 3 Fair Value Asset Measurements at March 31, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2011	$1,624	$198	$1,822
Total increase (decrease) in unrealized gains included in cost of products sold	41	165	206
Purchases	1,286	–	1,286
Sales	(285)	–	(285)
Settlements	–	(100)	(100)
Transfers into Level 3	72	19	91
Transfers out of Level 3	(1,013)	(50)	(1,063)
Ending balance, March 31, 2012	$1,725	$232	$1,957

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012.

	Level 3 Fair Value Liability Measurements at March 31, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2011	$196	$192	$388
Total increase (decrease) in unrealized losses included in cost of products sold	–	159	159
Purchases	(1)	–	(1)
Sales	82	–	82
Settlements	–	(141)	(141)
Transfers into Level 3	–	12	12
Transfers out of Level 3	(140)	(38)	(178)
Ending balance, March 31, 2012	$137	$184	$321

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011.

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

*Includes gains of $79 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at March 31, 2011.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2012.

	Level 3 Fair Value Asset Measurements at March 31, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2011	$762	$112	$874
Total increase (decrease) in unrealized gains included in cost of products sold	23	500	523
Purchases	2,381	4	2,385
Sales	(1,509)	–	(1,509)
Settlements	–	(344)	(344)
Transfers into Level 3	1,145	103	1,248
Transfers out of Level 3	(1,077)	(143)	(1,220)
Ending balance, March 31, 2012	$1,725	$232	$1,957

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2012.

	Level 3 Fair Value Liability Measurements at March 31, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2011	$45	$44	$89
Total increase (decrease) in unrealized losses included in cost of products sold	4	465	469
Purchases	(3)	1	(2)
Sales	78	–	78
Settlements	–	(280)	(280)
Transfers into Level 3	153	31	184
Transfers out of Level 3	(140)	(77)	(217)
Ending balance, March 31, 2012	$137	$184	$321

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2011.

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

Fair values for inventories and commodity purchase and sale contracts are generally estimated based on observable, exchange-quoted futures prices adjusted as needed to arrive at prices in local markets.  Exchange-quoted futures prices represent quotes for contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  In some cases, the price components that result in differences between the exchange-traded prices and the local prices are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable.  These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms.  In the table below, these other adjustments will be referred to as Basis.

The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market.  Factors such as substitute products, weather, fuel costs, contract terms, and futures prices will also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 commodity derivative contracts with Basis, the unobservable component is a weighted average 15.1% of the total price for assets and 24.1% for liabilities.

	Weighted Average % of Total Price
Component Type	Assets	Liabilities

Commodity Derivative Contracts
Basis	15.1%	24.1%
Transportation cost	9.7%	12.1%

Inventories
Basis	10.5%	4.8%
Transportation cost	6.2%	9.1%

In certain of the Company’ principal markets, the Company relies on price quotes from third parties to value its inventories and physical commodity purchase and sale contracts.  These price quotes are generally not further adjusted by the Company in determining the applicable market price.  In some cases, availability of third-party quotes is limited to only one or two independent sources.  In these situations, the Company considers these price quotes as 100 percent unobservable and, therefore, the fair value of these items is reported in Level 3.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of March 31, 2012 and June 30, 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

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

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps, which were related to the anticipated remarketing of certain long-term debt.  At the date of de-designation of these hedges, $21 million of after-tax gains were deferred in AOCI.  In March 2011, these interest rate swaps were terminated upon the remarketing of the long-term debt.  The $21 million gains deferred in AOCI are being amortized over 30 years.  The Company recognized in earnings pre-tax gains from these interest rate swaps of $6 million and $30 million during the quarter and nine months ended March 31, 2011, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of  March 31, 2012 and June 30, 2011.

	March 31, 2012		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$180	$188	$237	$178
Interest Contracts	–	–	3	–
Commodity Contracts	2,508	2,540	2,766	2,553
Total	$2,688	$2,728	$3,006	$2,731

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	–	6

FX Contracts
Net sales and other operating income	$9	$(11)
Cost of products sold	30	41
Other income (expense) – net	141	35

Commodity Contracts
Cost of products sold	$(232)	$(104)
Total gain (loss) recognized in earnings	$(52)	$(33)

	Nine months ended March 31,
	2012	2011
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	–	30

FX Contracts
Net sales and other operating income	$42	$(18)
Cost of products sold	(86)	105
Other income (expense) – net	72	67

Commodity Contracts
Cost of products sold	$(236)	$(1,911)
Total gain (loss) recognized in earnings	$(208)	$(1,727)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of March 31, 2012, the Company has $20 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $19 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At March 31, 2012, the Company has designated hedges representing between 1% and 26% of its anticipated monthly grind of corn for the next 21 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.75 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 21% and 50% of the quantity of its anticipated monthly natural gas purchases.  At March 31, 2012, the Company has designated hedges representing between 5% and 19% of its anticipated monthly natural gas purchases for the next 9 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 10 million to 19 million gallons of ethanol per month under this program.  At March 31, 2012, the Company has designated hedges representing between 3 million to 16 million gallons of contracted ethanol sales per month over the next 9 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  At March 31, 2012, the Company has $1 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $1 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At March 31, 2012, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $20 million relates to the interest swaps that were de-designated at March 31, 2010 as discussed earlier in Note 5.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company will recognize the $22 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

The following tables set forth the fair value of derivatives designated as hedging instruments as of March 31, 2012 and June 30, 2011.

	March 31, 2012		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$0	$0	$1	$1
Total	$0	$0	$1	$1

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended March 31, 2012 and 2011.

		Three months ended
	Consolidated Statement of	March 31,
	Earnings Locations	2012	2011
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	(3)	112
	Net sales and other operating income	(10)	(12)
Ineffective amount recognized in earnings
Interest Contracts	Other income/expense – net	–	1
Commodity Contracts	Cost of products sold	(27)	8
Total amount recognized in earnings		$(40)	$109

		Nine months ended
	Consolidated Statement of	March 31,
	Earnings Locations	2012	2011
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0
Interest Contracts	Interest expense	1	0
Commodity Contracts	Cost of products sold	8	333
	Net sales and other operating income	(2)	(8)
Ineffective amount recognized in earnings
Interest Contracts	Other income/expense – net	–	1
Commodity Contracts	Cost of products sold	12	41
Total amount recognized in earnings		$18	$367

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and nine months ended March 31, 2012 and 2011.

	Three months ended
	March 31,
	2012	2011
	(In millions)
Balance at December 31, 2011 and 2010	$30	$43
Unrealized gains (losses)	(54)	61
Losses (gains) reclassified to earnings	13	(101)
Tax effect	15	16
Balance at March 31, 2012 and 2011	$4	$19

	Nine months ended
	March 31
	2012	2011
	(In millions)
Balance at June 30, 2011 and 2010	$29	$30
Unrealized gains (losses)	(32)	308
Losses (gains) reclassified to earnings	(6)	(326)
Tax effect	13	7
Balance at March 31, 2012 and 2011	$4	$19

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2012

United States government obligations
Maturity less than 1 year	$438	$–	$–	$438
Maturity 1 to 5 years	91	–	–	91
Government–sponsored enterprise obligations
Maturity 1 to 5 years	1	–	–	1
Corporate debt securities
Maturity 1 to 5 years	48	–	–	48
Other debt securities
Maturity less than 1 year	422	–	–	422
Maturity 1 to 5 years	3	–	–	3
Equity securities
Available-for-sale	136	19	(4)	151
Trading	26	–	–	26
	$1,165	$19	$(4)	$1,180

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2011

United States government obligations
Maturity less than 1 year	$753	$–	$–	$753
Maturity 1 to 5 years	72	1	–	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	–	–	20
Maturity 1 to 5 years	54	–	–	54
Maturity 5 to 10 years	5	–	–	5
Maturity greater than 10 years	218	8	–	226
Corporate debt securities
Maturity less than 1 year	1	–	–	1
Maturity 1 to 5 years	35	1	–	36
Other debt securities
Maturity less than 1 year	215	–	–	215
Maturity 1 to 5 years	3	–	–	3
Maturity 5 to 10 years	7	–	–	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	–	–	24
	$1,566	$93	$(4)	$1,655

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents (Continued)

All of the $4 million in unrealized losses at March 31, 2012 arose within the last 12 months and are related to the Company’s investment in one security.  The market value of the available-for-sale equity security that has been in an unrealized loss position for less than 12 months is $30 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

In December 2011, the Company recorded a $13 million other-than-temporary impairment related to its available-for-sale equity security investment in Metabolix, Inc. (see Note 15 for additional information).  The impairment charge is included in asset impairment, exit, and restructuring costs in the consolidated statements of earnings.

Note 7.	Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	June 30,
	2012	2011
	(In millions)

Unrealized gains on derivative contracts	$2,688	$3,007
Deferred receivables consideration	710	–
Other current assets	2,719	2,884
	$6,117	$5,891

Note 8.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	June 30,
	2012	2011
	(In millions)

Unrealized losses on derivative contracts	$2,728	$2,732
Accrued expenses and other payables	5,157	5,852
	$7,885	$8,584

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of March 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 8 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

The Company also has outstanding $1.4 billion principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of March 31, 2012, the interest rate on the notes was 0.67%.

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

At March 31, 2012, the fair value of the Company’s long-term debt exceeded the carrying value by $1.3 billion, as estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

At March 31, 2012, the Company had lines of credit totaling $6.7 billion, of which $4.7 billion was unused.  Of the Company’s total lines of credit, $4.3 billion support a commercial paper borrowing facility, against which $1.2 billion of commercial paper was outstanding at March 31, 2012.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable.  As of March 31, 2012, the Company utilized all of its $1.0 billion facility under the Program (see Note 16 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions, except per share amounts)

Net earnings attributable to controlling interests	$399	$578	$939	$1,655
Average shares outstanding	662	638	667	639

Basic earnings per share	$0.60	$0.91	$1.41	$2.59

Net earnings attributable to controlling interests	$399	$578	$939	$1,655
Plus: After-tax interest on 4.7% debentures related to $1.75 billion equity units	–	13	–	13
Adjusted net earnings attributable to controlling interests	$399	$591	$939	$1,668

Average shares outstanding	662	638	667	639
Plus: Incremental shares
Share-based compensation awards	1	2	1	2
Shares assumed issued related to $1.75 billion equity units	–	44	–	14
Adjusted average shares outstanding	663	684	668	655

Diluted earnings per share	$0.60	$0.86	$1.41	$2.55

Note 11.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended March 31, 2012 was 28.7% and 29.7%, respectively, compared to 28.2% for the quarter and 27.2% for the nine months ended March 31, 2011 and 33% for the full fiscal year 2011.  The changes in the Company’s quarterly and year-to-date effective tax rates were primarily due to changes in the forecasted geographic mix of pretax earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Income Taxes (Continued)

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $484 million, $20 million, and $83 million, respectively (adjusted for interest and variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $101 million (as of March 31, 2012 and subject to variation in currency exchange rates).

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

ADM do Brasil filed an administrative appeal for each of the assessments.  During the second quarter of fiscal 2011, a decision in favor of the BFRS on the 2004 assessment was received and a second level administrative appeal has been filed.  In January of 2012, a decision in favor of the BFRS on the 2006 and 2007 assessments was received and a second level administrative appeal has been filed.  If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts.  While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $11 million before interest for the tax years 2004 and 2005.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion.  ADM’s subsidiaries are subject to continuous tax audits and it is possible that further claims may be made. The Company believes that it has complied with all Argentine tax laws and intends to vigorously defend its position.  The Company has not recorded a tax liability for these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)

Net earnings including noncontrolling interests	$405	$568	$949	$1,639
Unrealized gain (loss) on investments	(4)	7	(45)	20
Deferred gain (loss) on hedging activities	(26)	(24)	(25)	(11)
Pension liability adjustment	(103)	(9)	(95)	(11)
Foreign currency translation adjustment	275	325	(432)	749
Comprehensive income	547	867	352	2,386
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(10)	12	(16)
Comprehensive income attributable to controlling interests	$539	$877	$340	$2,402

Note 13.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)

Gain on Golden Peanut revaluation	$–	$–	$–	$(71)
Unrealized gains on interest rate swaps	–	(6)	–	(30)
Loss on sale of receivables	1	–	1	–
Other – net	(23)	(38)	(35)	(58)
Other (Income) Expense - Net	$(22)	$(44)	$(34)	$(159)

The $71 million gain on Golden Peanut revaluation was recognized as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest (“Golden Peanut Gain”) based on the guidance of ASC Topic 805, Business Combinations.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information

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

In March 2012, the Company announced a management reorganization to streamline the business unit reporting structure and broaden spans of control.  Segment financial reporting under the new structure will begin in April 2012 when the management transition is expected to be completed.

Starting with the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2012, the Oilseeds Processing reportable segment will include cocoa processing operations while the Agricultural Services reportable segment will include wheat processing operations.  The Corn Processing reportable segment which includes sweeteners and starches and bioproducts will remain unchanged.  The Company’s remaining operations will continue to be classified as Other.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses (including an interest charge related to working capital usage).  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and unallocated net interest costs.  Prior to January 1, 2012, Corporate results also included the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

Prior year sales to external customers by segment and intersegment sales have been reclassified to conform to the current year’s presentation resulting in reclassified net sales at the segment level with no impact to total net sales or operating profit by segment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

For detailed information regarding the Company’s reportable segments, see Note 16 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)

Sales to external customers
Oilseeds Processing	$7,044	$6,156	$22,883	$18,095
Corn Processing	2,835	2,463	9,286	7,067
Agricultural Services	9,825	9,876	29,525	27,967
Other	1,451	1,582	4,669	4,677
Total	$21,155	$20,077	$66,363	$57,806

Intersegment sales
Oilseeds Processing	$571	$517	$1,292	$1,311
Corn Processing	33	59	146	135
Agricultural Services	1,107	1,179	3,224	2,750
Other	39	38	118	112
Total	$1,750	$1,793	$4,780	$4,308

Net sales
Oilseeds Processing	$7,615	$6,673	$24,175	$19,406
Corn Processing	2,868	2,522	9,432	7,202
Agricultural Services	10,932	11,055	32,749	30,717
Other	1,490	1,620	4,787	4,789
Intersegment elimination	(1,750)	(1,793)	(4,780)	(4,308)
Total	$21,155	$20,077	$66,363	$57,806

Segment operating profit
Oilseeds Processing	$395	$512	$869	$1,145
Corn Processing	130	204	176	944
Agricultural Services	179	171	581	729
Other	183	119	269	315
Total segment operating profit	887	1,006	1,895	3,133
Corporate	(319)	(215)	(546)	(882)
Earnings before income taxes	$568	$791	$1,349	$2,251

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Asset Impairment Charges and Exit Costs

During the second quarter of fiscal 2012, the Company determined that the carrying values of its Clinton, IA bioplastic facility’s long-lived assets were greater than their future net undiscounted cash flows.  Accordingly, the Company recorded charges in the Corn Processing segment related to the impairment of its Clinton, IA bioplastic facility’s property, plant, and equipment and inventories.  In addition, the Company recognized an other-than-temporary impairment charge in Corporate related to its investment in Metabolix, Inc.  As of March 31, 2012, the carrying amounts of the impaired property, plant, and equipment and inventories approximate their estimated fair values.  The Company estimated the fair value of these assets based on limited market data available and on its ability to redeploy the assets within its own operations.

During the third quarter of fiscal 2012, the Company recorded in its Corn Processing segment $14 million in facility exit and other related costs related to the closure of its ethanol facility in Walhalla, ND which was partially offset by a $3 million recovery of prior quarter bioplastic-related charges.  In addition, the Company incurred $3 million of facility exit and other related costs in Corporate.

In January 2012, the Company announced a plan to streamline its organizational structure, reducing its global workforce to enhance the cost structure of the Company.  Over 1,200 positions, primarily salaried, will be eliminated.  To help achieve this reduction, the Company offered a voluntary early retirement incentive in the U.S.  The Company expects that these actions, in concert with other targeted cost reductions, will, when fully implemented, reduce its annual pre-tax expenses by approximately $150 million.  The Company achieved a significant portion of the position reductions through the voluntary early retirement incentive and offered severance and outplacement assistance to other affected employees.

The following table summarizes the Company’s significant asset impairment, exit, and restructuring costs for the three and nine months ended March 31, 2012:

	Three Months Ended	Nine Months Ended
	March 31, 2012
	(In millions)

Employee-related costs (1)	$71	$71
Facility exit and other related costs (2)	14	366
Total asset impairment, exit, and restructuring costs	$85	$437

(1)
These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension remeasurement charges triggered by an amendment of its U.S. plans due to the voluntary early retirement program.

(2)	Facility exit and other related costs consist of asset impairment charges and other costs related to the exit of the Clinton, IA bioplastic and Walhalla, ND ethanol facilities.

There were no significant asset impairment charges and exit costs recognized in fiscal year 2011.

 Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.   Sale of Accounts Receivable

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales under ASC Topic 860, “Transfers and Servicing.”  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At March 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.  The Program terminates on June 29, 2012 unless extended.  The Company intends to renew this $1.0 billion facility on or before June 29, 2012.

As of March 31, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.7 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and deferred consideration of $0.7 billion.  Cash collections from customers on receivables sold were $355 million for the month ended March 31, 2012.  Of this amount, $355 million pertains to cash collections on the deferred consideration.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding, which is classified as other current assets and was $0.7 billion at March 31, 2012.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under ASC 820) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.   Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the three and nine months ended March 31, 2012 resulted in an expense for the loss on sale of $1 million classified as other (income) expense - net in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the nine months ended March 31, 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.	Contingencies

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

Note 18.	Subsequent Event

On May 3, 2012, the Board of Directors of the Company determined, in accordance with its Bylaws and upon the recommendation of the Audit Committee, that the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013. The Company’s current fiscal year will end on June 30, 2012, and the required transition period of July 1, 2012 to December 31, 2012 will be covered on a Form 10-K.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of the Company’s Brazilian sugarcane operations, propylene and ethylene glycol facility, a bioplastic facility, and other equity investments in renewable plastics.  In January 2012, the Company announced that it will end its commercial alliance with Metabolix, Inc.  As a result of this decision, Telles LLC, the sales and marketing commercial alliance created to commercialize Mirel™, a bio-based plastic, will be dissolved and the production of Mirel™ on behalf of Telles LLC has ended.  This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

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

Other includes the Company’s remaining processing operations, consisting of activities related to processing agricultural commodities into food ingredient products such as wheat into wheat flour, cocoa into chocolate and cocoa products, and the Company’s share of the results of its equity investment in Gruma S.A.B de C.V.  Other also includes financial activities related to banking, captive insurance, futures commission merchant activities, and private equity fund investments.  On September 30, 2011, the Company finalized the sale of the majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM’s earnings.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and unallocated net interest costs. Prior to January 1, 2012, Corporate results also included the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

In March 2012, the Company announced a management reorganization to streamline the business unit reporting structure and broaden spans of control.  Segment financial reporting under the new structure will begin in April 2012 when the management transition is expected to be completed.

Starting with the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2012, the Oilseeds Processing reportable segment will include cocoa processing operations while the Agricultural Services reportable segment will include wheat processing operations.  The Corn Processing reportable segment which includes sweeteners and starches and bioproducts will remain unchanged.  The Company’s remaining operations will continue to be classified as Other.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net earnings attributable to controlling interests decreased $179 million to $399 million due principally to lower segment operating profit, changes in LIFO inventory valuations, and $74 million of corporate costs mainly related to the global workforce reduction program.  Segment operating profit declined 12% on weak ethanol margins and lower Oilseeds profits.  Earnings before income taxes this quarter includes charges of $107 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $43 million for the three months ended March 31, 2011.  The global workforce reduction costs included in corporate primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension remeasurement charges reflecting the impact of the voluntary early retirement program.

Income taxes decreased $60 million due to lower earnings before income taxes.  The Company’s effective tax rate for the quarter ended March 31, 2012 was 28.7% compared to 28.2% for the quarter ended March 31, 2011 primarily due to changes in the forecasted geographic mix of fiscal year earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Worldwide demand for crops and agricultural products, including protein meal, continues to grow at a stable rate.  Excess industry crushing production capacity has pressured oilseeds margins and production rates are being adjusted regionally to balance crop supply with current market demand.  Soybean crush margins improved from their low levels in the U.S. and Europe while rapeseed margins in Europe remained under pressure.    Biodiesel demand is steady in South America and Europe; however, high inventory levels following the December 31, 2011 expiration of the blender’s credit in the U.S. dampened margins.  U.S. sweetener exports continue to support sales volumes and margins.  Excess industry production of ethanol, due to lower U.S. gasoline demand and decreased ethanol exports from the U.S., created an unfavorable ethanol margin environment.  From a supply perspective, the recent harvest in South America was smaller than expected.  The inventory carryout of corn and soybeans in the U.S. is projected to be low.  The global supply of wheat remains adequate.

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

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$4,348	$3,620	$728
Refining, Packaging, Biodiesel, and Other	2,528	2,461	67
Asia	168	75	93
Total Oilseeds Processing	7,044	6,156	888

Corn Processing
Sweeteners and Starches	1,239	926	313
Bioproducts	1,596	1,537	59
Total Corn Processing	2,835	2,463	372

Agricultural Services
Merchandising and Handling	9,765	9,827	(62)
Transportation	60	49	11
Total Agricultural Services	9,825	9,876	(51)

Other
Processing	1,416	1,555	(139)
Financial	35	27	8
Total Other	1,451	1,582	(131)
Total	$21,155	$20,077	$1,078

Net sales and other operating income increased 5% to $21.2 billion due to increased sales volumes partially offset by lower average selling prices.  Oilseeds Processing sales increased 14% to $7.0 billion due principally to increased sales volumes of merchandised commodities and protein meal partially offset by lower average selling prices of protein meal.  Corn Processing sales increased 15% to $2.8 billion due principally to higher average selling prices of sweeteners and increased sales volumes of ethanol.  Agricultural Services sales of $9.8 billion were steady with increased sales volumes offset by lower average selling prices.  Other sales decreased 8% to $1.5 billion primarily due to lower sales volumes of cocoa products.

Cost of products sold increased 7% to $20.1 billion due principally to higher processed volumes.  Manufacturing expenses increased $335 million due to higher processed volumes and higher employee costs and benefit-related expenses, chemicals, and diesel fuel.

Selling, general, and administrative expenses increased 2% to $402 million due principally to higher employee and benefit-related expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $85 million in the current quarter include Corporate charges of $71 million for severance and benefits related to the global workforce reduction, including $34 million for pension remeasurement triggered by an amendment of its U.S. plans due to the voluntary early retirement program, and $3 million of facility exit and other related costs.  In addition, the Company recorded in its Corn Processing segment $14 million of facility exit and other related costs for the Walhalla, N.D. corn plant shutdown partially offset by a $3 million recovery of prior quarter bioplastic-related charges.

Other income – net declined by $22 million due principally to lower foreign currency translation gains in the current year’s quarter.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$271	$405	$(134)
Refining, Packaging, Biodiesel, and Other	75	89	(14)
Asia	49	18	31
Total Oilseeds Processing	395	512	(117)

Corn Processing
Sweeteners and Starches	93	46	47
Bioproducts	37	158	(121)
Total Corn Processing	130	204	(74)

Agricultural Services
Merchandising and Handling	156	155	1
Transportation	23	16	7
Total Agricultural Services	179	171	8

Other
Processing	201	96	105
Financial	(18)	23	(41)
Total Other	183	119	64
Total Segment Operating Profit	887	1,006	(119)
Corporate	(319)	(215)	(104)
Earnings Before Income Taxes	$568	$791	$(223)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $117 million to $395 million.  Crushing and Origination operating profit decreased $134 million to $271 million.  Prior year quarter Crushing and Origination results included significant gains from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis.  Excluding last year’s significant, positive mark-to-market timing effects, operating profit this quarter was comparable.  North American crushing results improved in part due to higher soybean meal export demand.  In South America, favorable positioning and increased farmer selling led to improved grain origination volumes and margins. Refining, Packaging, Biodiesel, and Other results declined $14 million to $75 million primarily on weaker biodiesel sales volumes and margins in North and South America.  Asia results improved $31 million to $49 million, principally reflecting ADM’s share of its results from equity investee, Wilmar.

Corn Processing operating profit decreased $74 million to $130 million.  Sweeteners and Starches operating profit increased $47 million to $93 million, primarily due to higher average selling prices resulting from the Company’s calendar 2012 sweetener contracts, which came into effect during the quarter.  Export demand for sweeteners remained strong.  Bioproducts profit in the quarter decreased $121 million to $37 million as ethanol margins were weak throughout this quarter due to excess industry production. In addition, Bioproducts results in the current year’s quarter include a $14 million charge for impairment costs upon closure of the 30 million gallon per year ethanol dry mill in Wallhalla, N.D. In the prior year’s quarter, Bioproducts results included startup costs of $22 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits increased $8 million to $179 million.  Merchandising and Handling operating results were essentially flat as improved Black Sea and other international merchandising volumes and margins were offset by lower North American grain export volumes due to lower U.S. crop availability.  Earnings from transportation operations rose $7 million.

Other operating profit increased $64 million to $183 million.  In other processing, which includes wheat milling, cocoa and the Company’s equity share of Gruma S.A.B. de C.V., profits increased $105 million to $201 million.  Results in the current quarter were favorably impacted by $72 million of net unrealized mark-to-market gains related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  The underlying performance in cocoa remained strong, driven by good cocoa press margins. Wheat milling results, including the Company’s equity share of Gruma S.A.B. de C.V., remained steady.  Financial operating profit decreased $41 million to a loss of $18 million mainly due to losses at ADM’s captive insurance subsidiary related to higher crop risk and property reserves.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2012	2011	Change
	(In millions)

LIFO charge	$(107)	$(43)	$(64)
Unallocated interest expense - net	(83)	(81)	(2)
Unallocated corporate costs	(138)	(93)	(45)
Unrealized gains on interest rate swaps	–	6	(6)
Other	9	(4)	13
Total Corporate	$(319)	$(215)	$(104)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a loss of $319 million this quarter compared to a loss of $215 million in last year’s quarter.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $107 million this quarter compared to a charge of $43 million for the prior year quarter.  Unallocated corporate costs include $74 million of costs primarily related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs declined $29 million due primarily to lower corporate administrative costs.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Net earnings attributable to controlling interests decreased $716 million to $939 million primarily due to lower segment operating profit and higher corporate expenses, partially offset by changes in LIFO inventory valuations.  Segment operating profit for the nine months ended March 31, 2012 declined $1.2 billion to $1.9 billion amid more challenging conditions generally affecting all reportable segments.  In the nine months ended March 31, 2012, segment operating profit included $349 million of asset impairment charges and exit costs related to the shutdowns of the Company’s Clinton, IA bioplastics plant and Walhalla, N.D. ethanol dry mill.  Earnings before income taxes for the nine months ended March 31, 2012 included charges of $40 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $420 million in the nine months ended March 31, 2011.  Corporate expenses for the nine months ended March 31, 2012 included $74 million of charges primarily related to the Company’s global workforce reduction program.

Income taxes decreased $212 million due to lower earnings before income taxes.  The Company’s effective tax rate for the nine months March 31, 2012 was 29.7% compared to 27.2% for the nine months ended March 31, 2011 primarily due to changes in the forecasted geographic mix of fiscal year earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, global protein meal consumption continues to grow although at varying rates in different regions around the world.  Excess industry crushing production capacity has pressured oilseeds margins and production rates are being adjusted regionally to balance crop supply with current market demand.  Biodiesel markets supported global demand for refined and crude vegetable oils.  In the U.S., high biodiesel inventories associated with the December 31, 2011 expiration of blender’s incentives dampened margins.  U.S. sweetener exports continue to support sales volumes and margins.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S. and good U.S. export demand.  Excess industry production of ethanol, together with recently reduced U.S. ethanol export demand, has negatively impacted ethanol margins.  From a supply perspective, crop supplies in certain key growing regions at the beginning of this fiscal year, including South America and the Black Sea region, were adequate, but a less bountiful harvest in North America last fall resulted in projected low U.S. carryover stocks for corn and soybeans.  Because of the smaller than expected current South American harvest, global supplies of corn and soybeans are expected to decrease until this year’s North American harvest.  These factors, combined with concerns about the European debt situation and ongoing geopolitical uncertainties, contributed to volatile commodity market price movements during this fiscal year.

Analysis of Statements of Earnings

Prior year net sales and other operating income by segment has been reclassified to conform to the current year’s presentation resulting in reclassified net sales and other operating income at the segment level with no impact to total net sales and other operating income or operating profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	March 31,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$13,729	$11,329	$2,400
Refining, Packaging, Biodiesel, & Other	8,745	6,566	2,179
Asia	409	200	209
Total Oilseeds Processing	22,883	18,095	4,788

Corn Processing
Sweeteners & Starches	3,556	2,615	941
Bioproducts	5,730	4,452	1,278
Total Corn Processing	9,286	7,067	2,219

Agricultural Services
Merchandising & Handling	29,316	27,810	1,506
Transportation	209	157	52
Total Agricultural Services	29,525	27,967	1,558

Other
Processing	4,579	4,595	(16)
Financial	90	82	8
Total Other	4,669	4,677	(8)
Total	$66,363	$57,806	$8,557

Net sales and other operating income increased 15% to $66.4 billion due to higher average selling prices and, to a lesser extent, increased sales volumes.  Oilseeds Processing sales increased 26% to $22.9 billion due principally to higher average selling prices of vegetable oils, merchandised commodities, and biodiesel and increased sales volumes of biodiesel and protein meal.  Corn Processing sales increased 31% to $9.3 billion due principally to higher average selling prices of ethanol and sweeteners as well as higher sales volumes of ethanol and sugar cane.  Agricultural Services sales increased 6% to $29.5 billion, due to higher average selling prices of corn partially offset by lower sales volumes.  Other sales were essentially flat as higher prices for wheat flour were offset by lower sales volumes of cocoa and cocoa products.

Cost of products sold increased 16% to $63.5 billion due principally to higher costs of agricultural commodities and, to a lesser extent, increased processed volumes.  Manufacturing expenses increased $285 million due to higher processed volumes, higher costs for maintenance, employee and benefit-related expenses, energy, and chemicals.  Partially offsetting these higher costs was lower depreciation expense.

Selling, general, and administrative expenses increased 4% to $1.2 billion due principally to increased employee and benefit-related costs.

Interest expense decreased 8% to $325 million primarily due to the reversal of accrued interest related to a favorable settlement of an uncertain income tax position, lower debt balances and interest rates, and higher capitalized interest on construction projects in progress.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $437 million are comprised of $349 million related to the Company’s exit from its Clinton, IA bioplastics business, $71 million for the global workforce reduction, $3 million for facility exit and other related costs, and $14 million for the closure of the Company’s ethanol dry mill in Walhalla, N.D.

Other income – net declined $125 million to $34 million due primarily to the absence of income recognized in the prior year period of $71 million for the Golden Peanut Gain, $30 million for gains on interest rate swaps, and higher foreign currency translation gains.

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	March 31,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing & Origination	$525	$781	$(256)
Refining, Packaging, Biodiesel, & Other	198	243	(45)
Asia	146	121	25
Total Oilseeds Processing	869	1,145	(276)

Corn Processing
Sweeteners & Starches	194	311	(117)
Bioproducts	(18)	633	(651)
Total Corn Processing	176	944	(768)

Agricultural Services
Merchandising & Handling	484	634	(150)
Transportation	97	95	2
Total Agricultural Services	581	729	(148)

Other
Processing	270	282	(12)
Financial	(1)	33	(34)
Total Other	269	315	(46)
Total Segment Operating Profit	1,895	3,133	(1,238)
Corporate	(546)	(882)	336
Earnings Before Income Taxes	$1,349	$2,251	$(902)

Oilseeds Processing operating profit decreased $276 million to $869 million.  Crushing and Origination operating profit decreased $256 million to $525 million primarily due to continued weak global oilseed crushing margins, particularly in Europe.  Prior year European results included losses from mark-to-market changes in the value of futures and other contracts accounted for as derivatives.  Though not designated as hedges for accounting purposes, these derivatives serve as economic hedges for changes in value of certain of the Company’s inventories, which are recorded on a lower of cost or market basis.  The prior year period also included the $71 million Golden Peanut Gain.  Refining, Packaging, Biodiesel, and Other results declined $45 million to $198 million as lower results from South America and Europe were partially offset by improved North American biodiesel results and strong sales volumes and margins of protein specialty products.  Asia results improved $25 million, principally reflecting ADM’s share of its results from equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating results decreased $768 million to $176 million.  The current year results include $349 million in asset impairment charges and exit costs related to the Company’s bioplastics business and the closure of its ethanol dry grind mill in Walhalla, N.D.  Excluding these charges and exit costs, Corn Processing operating profit of $525 million in the current year represents a decline of $419 million compared to the prior year.  Processed volumes were up 7 percent while net corn costs increased compared to last year.  Sweeteners and Starches operating profit decreased $117 million to $194 million, as higher net corn costs more than offset higher average selling prices and sales volumes. U.S. export demand for sweeteners remained strong. Net corn costs for sweeteners and starches were higher partly due to mark-to-market benefits recognized in prior quarters of corn futures contracts entered into as economic hedges of this period’s corn requirements.  Bioproducts profit in the quarter decreased $651 million to a loss of $18 million, including the $349 million impairment and exit charges.  Spot ethanol margins weakened as industry production exceeded demand, in part due to the recent  decline in U.S. ethanol exports.   Gains from ownership and futures positions this year-to-date were lower than the prior year. Bioproducts results in the prior year were negatively impacted by startup costs of $76 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits decreased $148 million to $581 million.  Merchandising and Handling earnings decreased on weaker international merchandising results and reduced U.S. grain exports.  In the prior year period, Merchandising and Handling results were positively impacted by high quantities of U.S. grain exports by the Company.  Earnings from transportation operations were steady.

Other operating profit decreased $46 million to $269 million.  In other processing, which includes wheat milling, cocoa and ADM’s equity share of Gruma S.A.B. de C.V., profits decreased $12 million to $270 million.  Results in the current year were reduced by $114 million for net unrealized mark-to-market losses related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Last year included $30 million of net unrealized mark-to-market losses.  Wheat milling results remained steady.  Financial operating profit decreased $34 million mainly due to losses at ADM’s captive insurance subsidiary related to crop risk and property reserves.

Corporate results for the nine months are as follows:

	Nine Months Ended
	March 31,
	2012	2011	Change
	(In millions)

LIFO credit (charge)	$(40)	$(420)	$380
Unallocated interest expense - net	(225)	(253)	28
Unallocated corporate costs	(293)	(232)	(61)
Unrealized gains on interest rate swaps	–	30	(30)
Charges from debt buyback and exchange	(4)	–	(4)
Other	16	(7)	23
Total Corporate	$(546)	$(882)	$336

Corporate results were a loss of $546 million this period compared to a loss of $882 million last year.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $40 million in the current period compared to a charge of $420 million for the prior year period.  Corporate unallocated interest expense decreased $28 million primarily due to lower interest expense on lower long-term debt balances and the reversal of interest expense resulting from a favorable settlement of an uncertain income tax position.  Unallocated corporate costs include $74 million of costs primarily related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs declined $13 million due primarily to lower administrative costs.  Also, in the prior year the Company recognized $30 million of gains on interest rate swaps.

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

At March 31, 2012, the Company had $1.2 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $8.8 billion of readily marketable commodity inventories.  Cash provided by operating activities was $2.3 billion for the nine months compared to cash used in operating activities of $4.7 billion the same period last year.  Working capital decreased since the beginning of fiscal 2012 due principally to the $1 billion accounts receivable securitization program discussed below.  Cash used in investing activities was $1.1 billion for the nine months compared to a $1.6 billion use in the same period last year.  Capital expenditures and net assets of businesses acquired were $1.4 billion for the nine months compared to $1.1 billion the same period last year.  Related to the sale of the majority interest in Hickory Point Bank, the Company reduced its holdings of marketable securities by $0.3 billion and divested cash of $0.1 billion as a result of deconsolidation.  Cash used in financing activities was $1.0 billion for the nine months compared to cash provided by financing activities of $6.1 billion the same period last year. Net borrowings, principally commercial paper, decreased primarily as a result of decreased working capital requirements.  Additionally, the Company acquired 16.9 million of its common shares for $0.5 billion for the nine months ended March 31, 2012.

At March 31, 2012, the Company’s capital resources included net worth of $18.6 billion and lines of credit totaling $6.7 billion, of which $4.7 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at March 31, 2012 and 30% at June 30, 2011.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.3 billion support a commercial paper borrowing facility, against which there was $1.2 million of commercial paper outstanding at March 31, 2012.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).   The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company’s access to liquidity through efficient use of its balance sheet assets.  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program.  The Program terminates on June 29, 2012 unless extended (see Note 16 for more information and disclosures on the Program).  The Company intends to renew this $1.0 billion facility on or before June 29, 2012.

The Company has outstanding $1.4 billion principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of March 31, 2012, the interest rate on the notes was 0.67%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2012 and June 30, 2011 were $19.4 billion and $18.3 billion, respectively.  The increase is principally related to higher obligations to purchase agricultural commodity inventories, including readily marketable inventories, and higher energy-related purchase contracts.  As of March 31, 2012, the Company expects to make payments related to purchase obligations of $18.5 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations during the nine months ended March 31, 2012.

Off Balance Sheet Arrangements

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales under ASC Topic 860, “Transfers and Servicing.”  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  As of March 31, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.7 billion.  At March 31, 2012, the related deferred consideration of $0.7 billion was recorded in other current assets.  Additional details of the Program are disclosed in Note 16 of the notes to the consolidated financial statements.

There were no other material changes in the Company’s off balance sheet arrangements during the nine months ended March 31, 2012.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended March 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the nine months ended March 31, 2012 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	March 31, 2012		June 30, 2011
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,438	$144	$2,388	$239
Lowest position	(383)	(38)	368	37
Average position	358	36	1,644	164

The change in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no significant changes in the Company’s risk factors during the nine months ended March 31, 2012.  For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2012 to
January 31, 2012	3,936	$28.769	152	71,693,448

February 1, 2012 to
February 29, 2012	1,609,091	30.124	1,605,187	70,088,261

March 1, 2012 to
March 31, 2012	244,571	30.747	240,109	69,848,152

Total	1,857,598	$30.203	1,845,448	69,848,152

(1)
Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, 9,590 shares received as payment of the exercise price for stock option exercises, and 2,560 shares received as payment of the withholding taxes on vested restricted stock grants.

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ D. J. Smith D. J. Smith Executive Vice President, Secretary and General Counsel

Dated: May 8, 2012