Form 10-K
period 2012-06-30
ARCHER DANIELS MIDLAND CO
filed 2012-08-27
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Common Stock, no par value--$18.5 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2011)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—658,614,509 shares
(July 31, 2012)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held November 1, 2012, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the fiscal year ended June 30, 2012.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, cocoa, and other agricultural commodities and is a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as processed agricultural commodities.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

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

During the past five years, the Company significantly expanded its agricultural commodity processing and handling capacity through construction of new plants, expansion of existing plants, and the acquisition of plants and transportation equipment.  There have been no significant dispositions during the last five years.

The Company’s current and prior fiscal years ended annually on June 30.  On May 3, 2012, the Board of Directors of the Company determined, in accordance with its Bylaws and upon the recommendation of the Audit Committee, that the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting January 1, 2013.  The Company will report on a Form 10-K its transition period of July 1, 2012 to December 31, 2012.

Segment Descriptions

The Company’s operations are classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 18 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

During fiscal 2012, the Company reorganized and streamlined its business unit reporting structure and broadened management spans of control.  Starting with this annual report on Form 10-K, the Oilseeds Processing reportable segment includes cocoa processing operations while the Agricultural Services reportable segment includes wheat processing operations.  The Corn Processing reportable segment, which includes sweeteners and starches and bioproducts, remains unchanged.  The Company’s remaining operations, which include its financial business units, will continue to be classified as Other.  Also, during fiscal 2012, the Company discontinued the allocation of interest expense from Corporate to the operating segments.  Throughout this annual report on Form 10-K, prior periods have been reclassified to conform to current period segment presentation.

Item 1.	BUSINESS (Continued)

Oilseeds Processing

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets.  These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds.  The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.

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

The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food industry.

Effective December 31, 2010, the Company acquired Alimenta (USA) Inc., and as a result of the transaction, now owns 100% of Golden Peanut Company LLC (Golden Peanut).  Golden Peanut is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets and operator of a peanut shelling facility in Argentina.  The Company began consolidating the operating results of Golden Peanut in the third quarter of fiscal 2011.

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

The Company is a major supplier of agricultural commodity raw materials to Wilmar, Stratas Foods LLC, and Edible Oils Limited.

Item 1.	BUSINESS (Continued)

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  The Corn Processing segment also includes amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related activities.

In fiscal 2012, the Company ended its commercial alliance with Metabolix, Inc.  As a result of this decision, Telles LLC, the sales and marketing commercial alliance created to commercialize Mirel™, a bio-based plastic, will be dissolved and the production of Mirel™ on behalf of Telles LLC has ended.

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

Agricultural Services

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.

The Company has a 45% interest in Kalama Export Company, a grain export elevator in Washington.

Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer has 38 sales offices worldwide and operates inland, river, and export facilities in Argentina, Hungary, Romania, Ukraine, and the United States.

The Agricultural Services segment also includes the activities related to the origination and processing of wheat into wheat flour, the processing and distribution of formula feeds and animal health and nutrition products, and the procurement, processing, and distribution of edible beans.

Gruma S.A.B. de C.V. (Gruma), in which the Company has a 23.2% interest, is the world’s largest producer and marketer of corn flour and tortillas with operations in Mexico, the United States, Central America, South America, Europe, Asia, and Australia.  Additionally, the Company has a 20% share, through a joint venture with Gruma, in six U.S. corn flour mills and one in Italy.  The Company also has a 40% share, through a joint venture with Gruma, in nine Mexican wheat flour mills.

Item 1.	BUSINESS (Continued)

Other

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.

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

Captive insurance, which includes Agrinational Insurance Company (Agrinational), a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.  ADM Crop Risk Services is a managing general agent which sells and services crop insurance policies to farmers.  While Agrinational assumes some of the crop insurance risk, only an immaterial portion of this risk is retained by the Company after third party reinsurance.

On September 30, 2011, the Company sold a majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank).  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM’s earnings.  The Company accounts for its remaining ownership interest in the Bank under the equity method.  The Bank provides public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, is a joint venture which targets investments in food, feed ingredients and bioenergy businesses.

The Company has various strategic investments in equity securities.

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

Item 1.	BUSINESS (Continued)

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the last three fiscal years:

	% of Net Sales and Other Operating Income
	2012	2011	2010

Soybeans	19%	21%	22%
Corn	11%	12%	10%
Soybean Meal	9%	9%	12%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  The Company does not expect any of the following products to have a significant impact on the Company’s net sales and operating income in the next fiscal year.

The Company continues to broaden its portfolio of high stability low trans fats with the introduction of high oleic soy oils.  In addition, the Company continues its work to develop vegetable oil products with reduced saturated fats using new oil gelling technology.

The Company has begun commercial production of Clarisoy®, a unique transparent soy protein under an agreement with Burcon Technologies to exclusively manufacture, market and sell the product. Clarisoy® is being used in low pH beverage applications as well as dairy replacement applications at a neutral pH.

New fiber products are also being developed that extend the current Fibersol® soluble fiber products as well as new insoluble fiber products from soybeans.

The Company, along with Phillips 66, is piloting a technology to produce renewable transportation biofuels from biomass and has successfully produced quantities of liquid transportation fuels.  The Company is continuing to evaluate the economic viability of the technology.

The Company has developed a number of new biosurfactants for several new markets.  Additional new products have been introduced in the agricultural adjuvant market that are used to emulsify herbicides and mineral nutrients in water for spray application on corn and soybean crops.  Additional new products have also been developed for inks, paints, and coatings to serve as dispersants for pigments.

The Company is producing commercial volumes of propylene glycol and semi-commercial quantities of isosorbide under its Evolution Chemicals™ line.  The Company’s propylene glycol is an industrial ingredient made from glycerin or sorbitol that is a drop-in replacement to petroleum-based propylene glycol.  Derived from corn, isosorbide is a versatile chemical building block with wide ranging uses including the production of polyesters, polyurethanes, polycarbonates, epoxy resins, and detergents, surfactants and additives for personal care and consumer products.

Item 1.	BUSINESS (Continued)

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, and changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, Europe, Asia, Australia, and Africa, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns valuable patents, trademarks, and licenses but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is widely diversified in global agribusiness markets, there are no material seasonal fluctuations in overall global processing volumes and the sale and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, cocoa beans, sugarcane, and other grains.

The price of agricultural commodities, which may fluctuate significantly and change quickly, directly affects the Company’s working capital requirements.  Because the Company has a higher portion of its operations in the northern hemisphere, principally North America and Europe, relative to the southern hemisphere, primarily South America, inventory levels typically peak after the northern hemisphere fall harvest and are generally lower during the northern hemisphere summer months.  Working capital requirements have historically trended with inventory levels.  No material part of the Company’s business is dependent upon a single customer or very few customers.  The Company has seasonal financing arrangements with farmers in certain countries around the world.  Typically, advances on these financing arrangements occur during the planting season and are repaid at harvest.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the three years ended June 30, 2012, 2011, and 2010, net of reimbursements of government grants, was approximately $56 million, $60 million, and $56 million, respectively.  The Company does not expect these research and development expenses to have a significant effect on net sales and other operating income in the next year.

Item 1.	BUSINESS (Continued)

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project, Illinois Basin Decatur Project led by Midwest Geological Sequestration Consortium, has finished construction and started operations in the first quarter of fiscal year 2012.  The second project, the Illinois Industrial Carbon Capture & Sequestration, has met the milestone for completing the front end engineering designs and commenced construction in the fourth quarter of fiscal year 2012. This facility is expected to be operational in the third quarter of calendar year 2013.

The Company is continuing to invest in research to develop a broad range of industrial chemicals with an objective to produce key chemical building blocks that serve as a platform for producing a variety of commodity chemicals.  The key chemical building blocks are derived from the Company’s starch and oilseed-based feedstocks.  Conversion technologies include utilizing expertise in both fermentation and catalysis.  The chemicals pipeline includes the development of chemicals and intermediates that are currently produced from petrochemical resources as well as new-to-the-market bio-based products. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. In an effort to further advance the development of bio-based chemical technologies, the Company has partnered with the Center for Environmentally Beneficial Catalysis and has added research capabilities at the University of Kansas.

Environmental Compliance

During the year ended June 30, 2012, $97 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company’s business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions. In the United States, the U.S. Environmental Protection Agency (EPA) has adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and the U.S. EPA has begun a process to regulate these emissions under the Clean Air Act.  The U.S. EPA has also adopted rules regarding the construction and operation of new boilers that could greatly limit the construction of new coal-fired boilers.  California is also moving forward with various programs to reduce greenhouse gases.  Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations. Most notable is the European Union Greenhouse Gas Emission Trading System. The Company has several facilities in Europe that participate in this system.  It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 30,000 at June 30, 2012.

Financial Information About Foreign and U.S. Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign and U.S. operations.  Geographic financial information is set forth in Note 18 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

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

The availability and prices of agricultural commodities are subject to wide fluctuations due to changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in the availability and prices of agricultural commodities and, consequently, in the Company’s operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, workforce, and other materials and supplies.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate net sales and other operating income in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs.  Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, and providing high levels of customer service.  Competition could increase the Company’s costs to purchase raw materials, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates and reduced gross profit.

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

The Company is subject to economic downturns, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. The Company’s operations are principally in the United States and developed countries in Western Europe and South America, but the Company also operates in, or plans to expand or develop its business in, emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties.  In addition, emerging market areas could be subject to more volatile economic, political and market conditions.  Economic downturns, such as what has occurred in Europe brought about by the European debt crisis, and volatile market conditions could adversely affect the Company’s operating results and ability to execute its business strategies.

Government policies, mandates, and regulations, in general; government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; and political instability and other risks of doing business globally could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

The Company’s operating results could be affected by changes in other governmental policies, mandates, and regulations including monetary, fiscal and environmental policies, laws, and regulations, and other activities of governments, agencies, and similar organizations.  These risks include but are not limited to changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, adverse tax, administrative agency or judicial outcomes, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

The Company is subject to risks which include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially acceptable farming practices; environmental, health and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  In addition, negative publicity caused by product liability and food safety matters may damage the Company’s reputation.  The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

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

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results.

The Company does business globally, connecting crops and markets in over 160 countries.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by the Company’s employees and third party representatives globally.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, civil remedies including fines, injunctions, and recalls of its products, and damage to its reputation.

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

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

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

The Company requires significant capital, including access to credit markets from time to time, to operate its current business and fund its growth strategy.  The Company’s working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  If the Company is unable to maintain sufficiently high credit ratings, access to debt markets and costs of borrowings could be adversely impacted.  If the Company is unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, it may restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results.

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

The Company has $3.4 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during 2012 was $7.7 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

The Company’s information technology systems, processes, and sites may suffer interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place security measures to protect itself against cyber-based attacks and disaster recovery plans for its critical systems.  However, if the Company’s information technology systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate on a timely basis, the Company may suffer interruptions in the ability to manage its operations and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	146	0	146	254	17	271
International	116	1	117	124	29	153
	262	1	263	378	46	424

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 2,100 barges, 14,300 rail cars, 600 trucks, 1,300 trailers, and 8 ocean going vessels; and leases, under operating leases, approximately 200 barges, 12,400 railcars, and 31 ocean going vessels.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned					Leased
		Refining
		Packaging
	Crushing &	Biodiesel	Cocoa &			Cocoa &
	Origination	Other	Other	Asia	Total	Other
North America
U.S.*	22	27	14	-	63	-
Canada	3	3	1	-	7	1
Mexico	1	-	-	-	1	-
Total	26	30	15	-	71	1
Daily capacity
Metric tons (in 1,000's)	54	16	4	-	74	-
South America
Argentina	-	-	1	-	1	-
Bolivia	1	2	-	-	3	-
Brazil	5	13	1	-	19	-
Paraguay	-	1	-	-	1	-
Peru	-	1	-	-	1	-
Total	6	17	2	-	25	-
Daily capacity
Metric tons (in 1,000's)	13	17	1	-	31	-
Europe
Belgium	-	-	1	-	1	-
Czech Republic	1	1	-	-	2	-
France	-	1	-	-	1	-
Germany	4	12	2	-	18	-
Netherlands	1	3	2	-	6	-
Poland	2	4	-	-	6	-
Ukraine	1	-	-	-	1	-
U.K.	1	3	1	-	5	-
Total	10	24	6	-	40	-
Daily capacity
Metric tons (in 1,000's)	32	17	1	-	50	-
Asia
India	-	-	-	6	6	-
Singapore	-	-	1	-	1	-
Total	-	-	1	6	7	-
Daily capacity
Metric tons (in 1,000's)	-	-	-	5	5	-
Africa/Middle East
Ghana	-	-	1	-	1	-
Ivory Coast	-	-	1	-	1	-
Total	-	-	2	-	2	-
Daily capacity
Metric tons (in 1,000's)	-	-	-	-	-	-

Grand Total	42	71	26	6	145	1
Total daily capacity
Metric tons (in 1,000's)	99	50	6	5	160	-

*The U.S. plants are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing &	Cocoa &		Crushing &	Cocoa &
	Origination	Other	Total	Origination	Other	Total
North America
U.S.*	3	69	72	-	-	-
Canada	5	-	5	-	-	-
Total	8	69	77	-	-	-
Storage capacity
Metric tons (in 1,000's)	316	300	616	-	-	-
South America
Argentina	-	1	1	-	-	-
Bolivia	10	-	10	2	-	2
Brazil	40	2	42	6	1	7
Paraguay	32	-	32	4	-	4
Uruguay	1	-	1	6	-	6
Total	83	3	86	18	1	19
Storage capacity
Metric tons (in 1,000's)	2,808	6	2,814	392	2	394
Europe
Netherlands	1	-	1	-	-	-
Poland	1	-	1	-	-	-
Slovakia	3	-	3	-	-	-
Total	5	-	5	-	-	-
Storage capacity
Metric tons (in 1,000's)	284	-	284	-	-	-
Asia
Indonesia	-	1	1	-	2	2
Total	-	1	1	-	2	2
Storage capacity
Metric tons (in 1,000's)	-	8	8	-	16	16
Africa/Middle East
Ivory Coast	-	3	3	-	2	2
Total	-	3	3	-	2	2
Storage capacity
Metric tons (in 1,000's)	-	66	66	-	1	1

Grand Total	96	76	172	18	5	23
Total storage capacity
Metric tons (in 1,000's)	3,408	380	3,788	392	19	411

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Illinois, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
					Wet Milling,
					Dry Milling,
	Wet Milling	Dry Milling	Other	Total	& Other

North America
Illinois	1	1	5	7	-
Iowa	2	1	2	5	1
Minnesota	1	-	-	1	5
Nebraska	1	1	-	2	-
North Carolina	-	-	1	1	-
Total	5	3	8	16	6
Daily/Storage capacity
Metric tons (in 1,000's)	43	22	5	70	373

South America
Brazil	-	-	1	1	-
Total	-	-	1	1	-
Daily/Storage capacity
Metric tons (in 1,000's)	-	-	2	2	-

Grand Total	5	3	9	17	6
Total daily/storage capacity
Metric tons (in 1,000's)	43	22	7	72	373

Item 2.	PROPERTIES (Continued)

	Agricultural Services Processing Plants
	Owned
	Merchandising	Milling &
	& Handling	Other	Total
North America
U.S.*	2	65	67
Barbados	-	1	1
Belize	-	2	2
Canada	-	13	13
Grenada	-	2	2
Jamaica	-	3	3
Puerto Rico	-	2	2
Trinidad & Tobago	-	1	1
Total	2	89	91
Daily capacity
Metric tons (in 1,000's)	2	34	36
Europe
U.K.	-	7	7
Total	-	7	7
Daily capacity
Metric tons (in 1,000's)	-	2	2
Asia
China	-	2	2
Total	-	2	2
Daily capacity
Metric tons (in 1,000's)	-	-	-

Grand Total	2	98	100
Total daily capacity
Metric tons (in 1,000's)	2	36	38

*The U.S. plants are located in California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Owned			Leased
	Merchandising	Milling &		Merchandising	Milling &
	& Handling	Other	Total	& Handling	Other	Total
North America
U.S.*	176	-	176	17	-	17
Canada	1	-	1	-	-	-
Dominican Republic	1	-	1	-	-	-
Mexico	1	-	1	-	-	-
Total	179	-	179	17	-	17
Storage capacity
Metric tons (in 1,000's)	11,588	-	11,588	622	-	622
South America
Argentina	3	-	3	-	-	-
Total	3	-	3	-	-	-
Storage capacity
Metric tons (in 1,000's)	501	-	501	-	-	-
Europe
Germany	4	-	4	-	-	-
Hungary	1	-	1	-	-	-
Ireland	1	-	1	-	-	-
Romania	3	-	3	6	-	6
Ukraine	9	-	9	-	-	-
Total	18	-	18	6	-	6
Storage capacity
Metric tons (in 1,000's)	1,269	-	1,269	71	-	71

Grand Total	200	-	200	23	-	23
Total storage capacity
Metric tons (in 1,000's)	13,358	-	13,358	693	-	693

*The U.S. procurement facilities are located in Arkansas, Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee, Texas, and Wyoming.

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

Item 4.     MINE SAFETY DISCLOSURES

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

			Cash
	Market Price		Dividends
	High	Low	Per Share

Fiscal 2012-Quarter Ended
June 30	$33.98	$28.55	$0.175
March 31	32.36	28.11	0.175
December 31	30.55	23.69	0.175
September 30	32.41	24.42	0.160

Fiscal 2011-Quarter Ended
June 30	$37.28	$28.98	$0.160
March 31	38.02	30.13	0.160
December 31	34.03	28.53	0.150
September 30	33.54	25.02	0.150

The number of registered shareholders of the Company’s common stock at June 30, 2012, was 13,496.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

April 1, 2012 to April 30, 2012	1,448,087	$30.843	1,448,011	68,400,141

May 1, 2012 to May 31, 2012	11,116	32.816	268	68,399,873

June 1, 2012 to June 30, 2012	2,729	29.080	296	68,399,577

Total	1,461,932	$30.854	1,448,575	68,399,577

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards.  During the three-month period ended June 30, 2012, the Company received 11,386 shares as payment for the exercise price of stock option exercises and 1,971 shares as payment for the minimum withholding taxes on vested restricted stock awards.

(2)  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2007.  Information in the graph is presented on a June 30 fiscal year basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/07
6/08
6/09
6/10
6/11
6/12
Archer Daniels Midland Company
S&P 500
S&P Consumer Staples

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	2012	2011	2010	2009	2008
Net sales and other operating income	$89,038	$80,676	$61,682	$69,207	$69,816
Depreciation	793	827	857	730	721
Net earnings attributable to controlling interests	1,223	2,036	1,930	1,684	1,780
Basic earnings per common share	1.84	3.17	3.00	2.62	2.76
Diluted earnings per common share	1.84	3.13	3.00	2.62	2.75
Cash dividends	455	395	372	347	316
Per common share	0.685	0.62	0.58	0.54	0.49
Working capital	$12,328	$14,286	$9,561	$10,523	$10,833
Current ratio	1.8	2.1	2.1	2.2	1.7
Inventories	12,192	12,055	7,871	7,782	10,160
Net property, plant, and equipment	9,812	9,500	8,712	7,950	7,125
Gross additions to property, plant, and equipment	1,719	1,512	1,788	2,059	1,789
Total assets	41,553	42,193	31,808	31,582	37,052
Long-term debt, excluding current maturities	6,535	8,266	6,830	7,592	7,443
Shareholders’ equity	18,169	18,838	14,631	13,653	13,666
Per common share	27.57	27.87	22.89	21.27	21.22
Weighted average shares outstanding-basic	665	642	643	643	644
Weighted average shares outstanding-diluted	666	654	644	644	646

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for 2012 include exit costs and asset impairment charges of $437 million ($274 million after tax, equal to $0.41 per share) related primarily to the bioplastics facility and global workforce reduction program.

•
Net earnings attributable to controlling interests for 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut, start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share), charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share), gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share) and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma S.A.B de C.V.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.  See Note 11 in Item 8, Financial Statements and Supplementary Data (Item 8), for earnings per share calculation.

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

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 160 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed and classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

During fiscal 2012, the Company reorganized and streamlined its business unit reporting structure and broadened management spans of control.  Starting with this annual report on Form 10-K the Oilseeds Processing reportable segment includes cocoa processing operations while the Agricultural Services reportable segment includes wheat processing operations.  The Corn Processing reportable segment, which includes sweeteners and starches and bioproducts, remains unchanged.  The Company’s remaining operations, which primarily include its financial business units, will continue to be classified as Other.  Previously, cocoa and wheat processing operations were included in Other.  Also, during fiscal 2012, the Company discontinued the allocation of interest expense from Corporate to the operating segments.  Throughout this annual report on Form 10-K, prior periods have been reclassified to conform to current period segment presentation.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets.  These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds.  The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients.  The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.  The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.  The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations.  In fiscal 2012, the Company ended its commercial alliance with Metabolix, Inc.  As a result of this decision, Telles LLC, the sales and marketing commercial alliance created to commercialize Mirel™, a bio-based plastic, will be dissolved and the production of Mirel™ on behalf of Telles LLC has ended.  This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and its equity investment in Gruma S.A.B. de C.V.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.  On September 30, 2011, the Company sold a majority ownership interest of the Bank.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM’s earnings.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income.  Prior to January 1, 2012, Corporate results included the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.  Upon expiration of the put options related to these interests, the results were included in noncontrolling interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Performance Indicators

The Company’s oilseeds processing and agricultural services operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold.  Thus, changes in margins and gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.

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

The Company has consolidated subsidiaries in over 75 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, return on invested capital, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2012 Compared to 2011

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, global protein meal consumption has continued to grow although at a slower rate.  Excess industry crushing production capacity has pressured oilseeds margins, and the Company has adjusted production rates regionally to balance supply with current market demand.  Biodiesel markets supported global demand for refined and crude vegetable oils.  In the U.S., high biodiesel inventories associated with the December 31, 2011, expiration of blender’s incentives dampened margins in the second half of the fiscal year.  U.S. corn sweetener exports continue to support sales volumes and margins.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S.  However, excess industry production of ethanol, together with recently reduced U.S. ethanol export demand, have negatively impacted ethanol margins.  From a supply perspective, crop supplies in certain key growing regions at the beginning of this fiscal year, including South America and the Black Sea region, were adequate, but a smaller-than-normal harvest in North America last fall resulted in low U.S. carryover stocks for corn and soybeans.  Because of the smaller than expected current year South American harvest, global supplies of corn and soybeans are more dependent on this year’s North American harvest.  While plantings of corn increased this year in the U.S., the drought conditions late in the fiscal year have decreased expectations for the size of the current year harvest.  These factors, combined with concerns about the European debt situation and ongoing geopolitical uncertainties, contributed to volatile commodity market price movements during this fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings attributable to controlling interests decreased $0.8 billion to $1.2 billion.  Segment operating profit declined $1.6 billion to $2.5 billion amid more challenging conditions generally affecting all reportable segments.  Segment operating profit in fiscal 2012 included $349 million of asset impairment charges and exit costs comprised of $335 million to exit the Company’s Clinton, IA, bioplastics plant and $14 million to shut down its Walhalla, ND, ethanol dry mill.  Earnings before income taxes included a credit of $10 million from the effect on LIFO inventory valuation reserves, including the liquidation of LIFO inventory layers, partially offset by increasing agricultural commodity prices, compared to charges of $368 million in the prior year.  Fiscal 2012  unallocated corporate expenses included $71 million of charges related to the Company’s global workforce reduction program.

Income taxes decreased $0.5 billion due to lower earnings before income taxes and a lower effective income tax rate.  The Company’s effective income tax rate declined to 29.6% compared to 33.1% in the prior year primarily due to income tax benefits associated with foreign currency re-measurement of non-monetary assets partially offset by a geographic mix of earnings that shifted more to foreign jurisdictions.

Analysis of Statements of Earnings

Net sales and other operating income by segment are as follows:

	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$18,794	$16,518	$2,276
Refining, Packaging, Biodiesel, and Other	11,628	9,476	2,152
Cocoa and Other	3,715	3,652	63
Asia	578	262	316
Total Oilseeds Processing	34,715	29,908	4,807

Corn Processing
Sweeteners and Starches	4,793	3,766	1,027
Bioproducts	7,321	6,142	1,179
Total Corn Processing	12,114	9,908	2,206

Agricultural Services
Merchandising and Handling	37,631	36,852	779
Transportation	269	222	47
Milling and Other	4,182	3,676	506
Total Agricultural Services	42,082	40,750	1,332

Other
Financial	127	110	17
Total Other	127	110	17
Total	$89,038	$80,676	$8,362

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income increased $7.0 billion due to higher average selling prices, primarily related to higher underlying commodity costs, and $2.1 billion due to increased sales volumes, including sales volumes from acquisitions, partially offset by changes in foreign currency exchange rates of $0.7 billion.  Oilseeds Processing sales increased 16% to $34.7 billion due principally to higher average selling prices of vegetable oils, merchandised commodities, protein meal, and biodiesel and increased sales volumes of biodiesel, protein meal, and peanuts, in part due to the acquisition of Golden Peanut in December 2010.  Corn Processing sales increased 22% to $12.1 billion due principally to higher average selling prices of ethanol and sweeteners as well as higher sales volumes of sugar and ethanol.  Agricultural Services sales increased 3% to $42.1 billion, due to higher average selling prices of corn and wheat flour partially offset by lower sales volumes, in part due to lower export volumes from the U.S.

Cost of products sold increased 12% to $85.4 billion due principally to higher costs of agricultural commodities and, to a lesser extent, increased sales volumes.  Changes in foreign currency exchange rates reduced current year cost of products sold by $0.7 billion.  Manufacturing expenses increased $0.2 billion due to higher costs for maintenance, employee and benefit-related expenses, energy, and chemicals.  These higher costs were primarily due to higher production volumes, acquisitions, and higher unit costs for fuels and certain chemicals.  Partially offsetting these higher costs was lower depreciation expense, in part due to the Company’s change in estimated service lives for machinery and equipment during the second quarter of fiscal 2011.

Selling, general, and administrative expenses remained steady at $1.6 billion.  Loss provisions mainly due to an unfavorable arbitration award in the Company’s Agricultural Services operating segment were partially offset by lower overhead expenses.

Asset impairment, exit, and restructuring costs of $437 million were comprised of $349 million in the Corn Processing segment related to the Company’s exit from its Clinton, IA, bioplastics business and ethanol dry mill in Walhalla, ND, $71 million in Corporate for the global workforce reduction, and $17 million in Corporate for investment writedown and other facility exit-related costs.

Interest expense decreased 9% to $441 million primarily due to lower long-term debt balances, higher interest expense capitalized on construction projects in progress, and lower interest expense related to uncertain income tax positions.

Equity in earnings of unconsolidated affiliates decreased 13% to $472 million principally due to decreased equity earnings from the Company’s equity investee, Gruma, which included a $78 million gain in the prior year related to Gruma’s disposal of certain assets.

Interest income declined 18% to $112 million primarily related to the sale and deconsolidation of the Bank, effective September 30, 2011.

Other income – net declined $113 million to $17 million due primarily to the absence of income recognized in the prior year period of $71 million for the Golden Peanut Gain and $30 million for gains on interest rate swaps.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$641	$925	$(284)
Refining, Packaging, Biodiesel, and Other	295	342	(47)
Cocoa and Other	183	240	(57)
Asia	183	183	–
Total Oilseeds Processing	1,302	1,690	(388)

Corn Processing
Sweeteners and Starches	335	330	5
Bioproducts	(74)	749	(823)
Total Corn Processing	261	1,079	(818)

Agricultural Services
Merchandising and Handling	493	807	(314)
Transportation	125	117	8
Milling and Other	329	399	(70)
Total Agricultural Services	947	1,323	(376)

Other
Financial	15	39	(24)
Total Other	15	39	(24)
Total Segment Operating Profit	2,525	4,131	(1,606)
Corporate (see below)	(760)	(1,116)	356
Earnings Before Income Taxes	$1,765	$3,015	$(1,250)

Corporate results are as follows:

	2012	2011	Change
	(In millions)

LIFO credit (charge)	$10	$(368)	$378
Interest expense - net	(423)	(445)	22
Unallocated corporate costs	(360)	(326)	(34)
Charges on early extinguishment of debt	(4)	(8)	4
Gains (losses) on interest rate swaps	–	30	(30)
Other	17	1	16
Total Corporate	$(760)	$(1,116)	$356

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $0.4 billion to $1.3 billion.  Crushing and Origination operating profit decreased $284 million to $641 million primarily due to weaker results in European softseeds, lower results in North American softseeds, and lower North American positioning results.  Partially offsetting these lower results, were higher grain origination results in South America driven by higher volumes and favorable positioning.  Poor European softseeds results were driven by a small prior year rapeseed crop, positioning losses, and weaker demand for protein meal and oils.  North American softseed results declined primarily as a result of lower margins generated from a tight cottonseed supply.    Refining, Packaging, Biodiesel, and Other results declined $47 million to $295 million due primarily to declines in biodiesel margins in South America and Europe and lower margins for specialty fats and oils in Europe. These declines were partially offset by improved North American protein specialties and natural health and nutrition results due to higher margins and volumes.  Cocoa and Other results declined $57 million to $183 million.  Current year results in Cocoa and Other were reduced by $100 million for net unrealized mark-to-market losses related to certain forward purchase and sales commitments accounted for as derivatives.  Last year included $9 million of net unrealized mark-to-market losses.  Excluding these timing effects, cocoa results improved in the current year driven by improved press margins caused by strong cocoa powder demand.  The prior year included the $71 million Golden Peanut Gain which was partially offset this year by higher earnings in the Company’s peanut business in part due to the first full year of consolidated results for Golden Peanut being reported by the Company in fiscal 2012.  Asia results remained steady at $183 million, principally reflecting the Company’s share of its results from equity investee, Wilmar.

Corn Processing operating results decreased $818 million to $261 million due principally to poor ethanol margins and $349 million in asset impairment charges and exit costs.  Excluding the asset impairment and exit costs related to the Company’s bioplastics business and Walhalla, ND, ethanol dry grind facility, Corn Processing operating profit of $610 million in the current year represents a decline of $469 million compared to the prior year.  Processed volumes were up 5 percent while net corn costs increased compared to last year.  Sweeteners and Starches operating profit increased $5 million to $335 million, as higher average selling prices more than offset higher net corn costs.   Bioproducts profit decreased $823 million to a loss of $74 million, including the $349 million asset impairment and exit charges.  Lower ethanol margins were caused by excess supply as previously offline production restarted while industry demand declined, in part due to slowing export demand.  Prior year bioproducts results were enhanced by favorable corn ownership positions, which lowered net corn costs in that period.  Bioproducts results in the prior year were negatively impacted by startup costs of $94 million related to the Company’s new dry-grind ethanol, bioplastic, and glycol plants.

Agricultural Services operating profits decreased $376 million to $947 million.  Merchandising and Handling earnings decreased primarily due to lower results from U.S. operations.  Lower sales volumes were principally the result of the relatively higher cost of U.S. grains and oilseeds in the global market due to lower stocks caused by a smaller U.S. harvest in 2011.  This relatively weaker position led to reduced U.S. grain exports.  In the prior year, Merchandising and Handling results were positively impacted by higher quantities of U.S. grain exports by the Company.  In addition, fiscal 2012 included $40 million of increased loss provisions mainly due to an unfavorable arbitration award.  Earnings from Transportation were steady.  Last year’s operating results in Milling and Other operations included a $78 million gain related to Gruma’s disposal of certain assets.

Other financial operating profit decreased $24 million to $15 million mainly due to higher loss provisions at the Company’s captive insurance subsidiary related to property and crop risk reserves.

Corporate expenses declined $356 million to $760 million this year.  The effects of a liquidation of LIFO inventory layers partially offset by increasing commodity prices on LIFO inventory valuations resulted in a credit of $10 million in the current year compared to a charge of $368 million in the prior year primarily due to higher prices.  Corporate interest expense decreased $22 million primarily due to lower interest expense on lower long-term debt balances.  Unallocated corporate costs include $71 million of costs related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs declined $37 million due primarily to lower administrative costs.  Corporate other income increased due to higher investment income partially offset by $17 million for investment writedown and facility exit-related costs. Also, in the prior year the Company recognized $30 million of gains on interest rate swaps.

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

Net earnings increased $106 million to $2.0 billion due principally to a $794 million increase in segment operating profit partially offset by a negative impact from changing LIFO inventory valuations and higher income taxes.  In 2011, the Company successfully managed through significant increases in market prices for most of its agricultural commodity raw materials, resulting in increased segment operating profit.  Earnings before income taxes includes charges of $368 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $42 million in the prior year caused by decreasing agricultural commodity prices.  Income taxes increased $331 million due to a higher effective income tax rate and higher earnings before income taxes.  The effective income tax rate of 33.1% for 2011 was the result of changes in the geographic mix of earnings and unfavorable specific tax items.

The fully diluted earnings per share calculation for 2011 was impacted by the completion of the Company’s debt remarketing related to the $1.75 billion Equity Units.  While the approximately 44 million new common shares related to the $1.75 billion Equity Units were not issued until June 1, 2011, the “if converted” method of accounting for diluted earnings per share required diluted EPS to be calculated as if the Company issued the shares on January 1, 2011, and this assumption resulted in a dilutive impact of $0.04 on earnings per share (See Note 11 in the accompanying consolidated financial statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment are as follows:

	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$16,518	$14,411	$2,107
Refining, Packaging, Biodiesel, and Other	9,476	7,133	2,343
Cocoa and Other	3,652	2,678	974
Asia	262	190	72
Total Oilseeds Processing	29,908	24,412	5,496

Corn Processing
Sweeteners and Starches	3,766	3,264	502
Bioproducts	6,142	4,610	1,532
Total Corn Processing	9,908	7,874	2,034

Agricultural Services
Merchandising and Handling	36,852	25,751	11,101
Transportation	222	167	55
Milling and Other	3,676	3,383	293
Total Agricultural Services	40,750	29,301	11,449

Other
Financial	110	95	15
Total Other	110	95	15
Total	$80,676	$61,682	$18,994

Net sales and other operating income increased $19.0 billion, or 31%, to $80.7 billion.  Net sales and other operating income increased $14.2 billion due to higher average selling prices, primarily related to higher underlying commodity costs, and increased $4.8 billion due to increased sales volumes, including sales volumes from acquisitions.  Agricultural Services sales increased 39% to $40.8 billion due to higher average selling prices of agricultural commodities and higher global sales volumes.  Oilseeds Processing sales increased 23% to $29.9 billion primarily due to higher average selling prices for vegetable oils, soybeans, biodiesel, and protein meal.  Corn Processing sales increased 26% to $9.9 billion due to higher average selling prices and increased sales volumes of ethanol and other corn products, in part due to the Company’s two new ethanol dry mills coming on-line.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 32% to $76.4 billion due to higher costs of agricultural commodities, negative impacts resulting from changes in LIFO inventory valuations, and higher manufacturing costs.   Cost of products sold includes charges of $368 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $42 million in the prior year caused by decreasing agricultural commodity prices.  Manufacturing expenses increased $410 million due primarily to higher processed volumes, including the volumes of the Company’s new greenfield operations coming on-line, and higher average unit costs for certain chemicals and fuels used in the Company’s processing and transportation operations.  During the second quarter of fiscal 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  This change in estimate resulted in a $133 million decrease in depreciation expense compared to the amount of depreciation expense the Company would have recorded using the previously estimated service lives.  Manufacturing expenses included $94 million in fiscal 2011 related to the start-up of new plants compared to $110 million in the prior year.

Selling, general and administrative expenses increased 15% to $1.6 billion.  This increase was due to higher employee-related costs and higher administrative expenses.  Higher employee-related costs principally reflect the increase in number of employees during the year and included higher salaries and wages, higher accruals for performance-based compensation and higher benefit expenses.

Equity in earnings of unconsolidated affiliates declined 3% to $542 million.  The decline in earnings from the Company’s equity investee, Wilmar, was partially offset by higher earnings of the Company’s equity investee, Gruma, in part due to a gain on Gruma’s disposition of certain assets.

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

Income taxes increased $331 million to $997 million due to a higher effective income tax rate and higher pretax earnings.  The Company’s effective income tax rate increased to 33.1% during 2011 compared to 25.8% in fiscal 2010.  The increase in the 2011 rate was primarily due to a geographic mix of earnings that shifted more to the U.S., a higher U.S. effective income tax rate, income tax expense associated with foreign currency re-measurement of non-monetary assets in Brazil, and adjustments to deferred income tax balances.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2011	2010	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$925	$834	$91
Refining, Packaging, Biodiesel, and Other	342	300	42
Cocoa and Other	240	126	114
Asia	183	291	(108)
Total Oilseeds Processing	1,690	1,551	139

Corn Processing
Sweeteners and Starches	330	538	(208)
Bioproducts	749	200	549
Total Corn Processing	1,079	738	341

Agricultural Services
Merchandising and Handling	807	562	245
Transportation	117	96	21
Milling and Other	399	344	55
Total Agricultural Services	1,323	1,002	321

Other
Financial	39	46	(7)
Total Other	39	46	(7)
Total Segment Operating Profit	4,131	3,337	794
Corporate (see below)	(1,116)	(752)	(364)
Earnings Before Income Taxes	$3,015	$2,585	$430

Corporate results are as follows:

	2011	2010	Change
	(In millions)

LIFO credit	$(368)	$42	$(410)
Interest expense - net	(445)	(381)	(64)
Unallocated corporate costs	(326)	(266)	(60)
Charges on early extinguishment of debt	(8)	(75)	67
Gains (losses) on interest rate swaps	30	(59)	89
Other	1	(13)	14
Total Corporate	$(1,116)	$(752)	$(364)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased 9% to $1.7 billion.  Crushing and Origination results increased $91 million to $925 million.  Improved North American crushing results, particularly for cotton seed and canola, were partially offset by lower crushing margins in South America and Europe.  Margins globally were enhanced by good positioning and by improved origination results.  In South America, fertilizer results improved due to higher margins and volumes.  Refining, Packaging, Biodiesel and Other results increased $42 million to $342 million due principally to higher packaged oils margins and improved North American and European biodiesel results.  Cocoa and Other results increased $114 million to $240 million primarily due to the $71 million gain on the revaluation of the Company’s equity interest in Golden Peanut and higher peanut profits as a result of the December 31, 2010 acquisition of the remaining 50% interest of Golden Peanut.  Asia results decreased $108 million due principally to decreased earnings from the Company’s equity investee, Wilmar.

Corn Processing operating profit increased 46% to $1.1 billion, which includes favorable impacts from ownership positions, which were allocated to sweeteners and starches and bioproducts based on total grind.  Sweeteners and Starches operating profit decreased $208 million to $330 million due to higher net corn costs partially offset by higher sales volumes.  Sales volumes increased due to U.S. export shipments of sweeteners and improved U.S. demand for industrial starches. Bioproducts operating profit improved $549 million primarily due to higher ethanol sales volumes and higher average selling prices leading to increased ethanol and lysine margins.  Bioproducts margins were also enhanced by favorable corn ownership positions.  Bioproducts results included startup costs related to the Company’s new plants of $94 million in 2011 compared to $107 million in the prior year.

Agricultural Services operating profit increased 32% to $1.3 billion.  Merchandising and Handling results increased due to higher corn and wheat sales volumes and higher margins.  A large 2010 U.S. harvest combined with strong international demand resulted in higher U.S. export shipments.  Merchandising and Handling results in 2011 included an insurance recovery of $67 million related to property damage and business interruption resulting from an October 2008 explosion at the Company’s Destrehan, LA, export facility.  International merchandising results were weaker in part due to positions impacted by unexpected shifts in crop supply caused by weather conditions and government actions in the Black Sea region.  Transportation results increased $21 million to $117 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. export volumes.  Milling and Other results improved due principally to increased equity earnings from the Company’s equity investee, Gruma which include a $78 million gain related to Gruma’s disposal of certain assets.

Other financial operating profit decreased 15% to $39 million primarily due to higher captive insurance loss provisions principally related to a $67 million loss related to the Company’s Destrehan, LA, export facility insurance claim.

Corporate results decreased $364 million primarily due to the negative impact from changing LIFO inventory valuations and higher interest expense - net.  The effects of changing commodity prices on LIFO inventory reserves resulted in charges of $368 million compared to credits of $42 million for the prior year.  Corporate interest expense increased $64 million mostly due to lower capitalization of interest costs for construction projects in progress.  Partially offsetting the higher LIFO and interest costs were $30 million of gains on interest rate swaps compared to prior year losses on interest rate swaps of $59 million.  In addition, 2010 included charges of $75 million on early debt extinguishment compared to $8 million of similar charges in 2011.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations and lines of credit, including a commercial paper borrowing facility.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash provided by operating activities was $2.9 billion for the year compared to cash used in operating activities of $2.3 billion last year.  Working capital decreased $0.3 billion since the beginning of fiscal 2012 due principally to the $1.0 billion account receivable securitization program discussed below.  In fiscal 2011 working capital increased $5.2 billion due principally to higher agricultural commodity prices.  Cash used in investing activities was $1.1 billion for the year compared to a $1.7 billion use last year.  Capital expenditures were $1.5 billion for the year compared to $1.2 billion last year.  The Company spent approximately $0.2 billion on acquisitions in fiscal 2012 and 2011.  Related to the sale of the majority interest in Hickory Point Bank, the Company reduced its holdings of marketable securities generating cash of $0.3 billion and divested cash of $0.1 billion as a result of the deconsolidation.  In fiscal 2011, net purchases of marketable securities used $0.3 billion of cash.  Cash used in financing activities was $1.1 billion for the year compared to cash provided by financing activities of $3.6 billion last year.  In fiscal 2012, the Company returned nearly $1.0 billion to shareholders in the form of dividends and share repurchases, including the acquisition of 18.4 million of its common shares for $0.5 billion.  In fiscal 2011 net borrowings increased primarily to fund higher working capital.  Short term borrowings increased due principally to higher commercial paper borrowings, and long-term borrowings increased primarily as a result of the issuance of $1.5 billion of 18-month floating rate notes in February 2011.  In addition the Company issued 44 million shares of common stock and received $1.75 billion in fiscal 2011 under the forward stock purchase component of the Company’s Equity Units (see Note 10 in Item 8, “Financial Statements and Supplementary Data”).

At June 30, 2012, the Company had $1.5 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $7.8 billion of readily marketable commodity inventories.  At June 30, 2012, the Company’s capital resources included net worth of $18.2 billion and lines of credit totaling $6.5 billion, of which $4.4 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at June 30, 2012 and 30% at June 30, 2011.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $4.3 billion support a commercial paper borrowing facility, against which there were $1.3 billion of commercial paper outstanding at June 30, 2012.  In August 2012, the Company added a $2.0 billion credit facility which will support commercial paper borrowings.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).   The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company’s access to liquidity through efficient use of its balance sheet assets.  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program.  The Program terminates on June 28, 2013 (see Note 20 for more information and disclosures on the Program).  As of June 30, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.6 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a receivable for deferred consideration included in other current assets.

The Company has outstanding $1.4 billion principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of June 30, 2012, the interest rate on the notes was 0.63%.  In August 2012, the Company paid these notes with funds available from short-term borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of June 30, 2012, none of the conditions permitting conversion of these notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  As of June 30, 2012, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

The Company is currently experiencing generally higher prices for agricultural commodities as a result of tightening crop supplies, mostly due to weather impacts on current year U.S. corn and soybean crop production.  Higher prices of commodities have historically correlated with increases in the Company’s working capital requirements.  The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of the Company’s control, such as the European debt situation, to fund its working capital needs and capital expenditures.  The Company expects capital expenditures to range from $0.5 billion to $0.6 billion for the upcoming 6 month period ending December 31, 2012.

On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.  The Company has acquired approximately 31.6 million shares under this program, resulting in remaining approval to acquire 68.4 million shares.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of June 30, 2012.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $80 million as of June 30, 2012 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
Contractual	Item 8 Note		Less than	1 - 3	3 – 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$17,724	$17,307	$211	$130	$76
Energy		866	390	233	87	156
Other		242	145	86	10	1
Total purchases		18,832	17,842	530	227	233
Short-term debt		2,108	2,108
Long-term debt	Note 10	8,212	1,677	1,114	320	5,101
Estimated interest payments		6,688	374	650	636	5,028
Operating leases	Note 16	1,135	244	365	263	263
Estimated pension and other postretirement plan contributions (1)	Note 17	188	64	23	25	76
Total		$37,163	$22,309	$2,682	$1,471	$10,701

(1) Includes pension contributions of $53 million for fiscal 2013.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2013.  For more information concerning the Company’s pension and other postretirement plans, see Note 17 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 2012, the Company estimates it will spend approximately $2.1 billion through calendar year 2015 to complete currently approved capital projects which are not included in the table above.  The Company also has outstanding letters of credit and surety bonds of $644 million at June 30, 2012.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At June 30, 2012, these contingent obligations totaled approximately $30 million.

Off Balance Sheet Arrangements

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At June 30, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2013.

As of June 30, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.6 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $8.9 billion for the four months ended June 30, 2012.  Of this amount, $8.9 billion pertains to cash collections on the deferred consideration.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding, which is classified as other current assets and was $0.6 billion at June 30, 2012.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under ASC 820) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the year ended June 30, 2012 resulted in an expense for the loss on sale of $4 million which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Fair Value Measurements - Inventories and Derivatives

Certain of the Company’s assets and liabilities as of June 30, 2012 are valued at estimated fair values, including $6.8 billion of merchandisable agricultural commodity inventories, $3.1 billion of derivative assets, $3.0 billion of derivative liabilities, and $0.3 billion of inventory-related payables.  Derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities, forward foreign exchange contracts,  and over-the-counter instruments such as options contracts.  The merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 1 or Level 2 within the fair value hierarchy.  Level 3 fair value measurements represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8, “Financial Statements and Supplementary Data”.  Changes in the market values of these inventories and contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  These designated hedging programs principally relate to the Company’s Corn Processing operating segment.  The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and net sales and other operating income in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of cost of products sold.  See Note 4 in Item 8 for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 16.4% investment in Wilmar.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee.  However, the Company considers all relevant factors in determining its ability to assert significant influence including but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements.  If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may differ.

Income Taxes

The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As an example, a subsidiary of the Company received tax assessments in the amount of $570 million consisting of  tax, penalty, and interest (adjusted for interest and variation in currency exchange rates) from the Brazilian Federal Revenue Service challenging the deductibility of commodity hedging losses incurred by the Company for tax years 2004, 2006 and 2007.  The Company evaluated its tax position regarding these hedging transactions and concluded, based in part upon advice from Brazilian legal counsel, that it was appropriate to recognize the tax benefits of these deductions (see Note 15 in Item 8, “Financial Statements and Supplementary Data” for additional information).

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

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.2 billion at June 30, 2012, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During 2012, 2011, and 2010, impairment charges were $367 million, $2 million, and $9 million, respectively (see Note 19 for additional information on charges taken in 2012).

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level in the fourth quarter of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with pension benefits.  Eligible U.S. employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible U.S. employees hired on or after January 1, 2009 (and eligible salaried employees with less than five years of service prior to January 1, 2009) participate in a “cash balance” pension formula.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.  See Note 17 in Item 8 for additional information.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in customer preferences and standards of living, and global production of similar and competitive crops.

The Company manages its exposure to adverse price movements of agricultural commodities used for, and produced in, its business operations, by entering into derivative and non-derivative contracts which reduce the Company’s overall short or long commodity position.  Additionally, the Company uses exchange-traded futures and exchange-traded and over-the-counter option contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets. In addition, the Company, from time-to-time, enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed designated hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or net sales and other operating income in the statement of earnings when the hedged item is recognized.

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

	2012		2011
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,477	$148	$2,388	$239
Lowest position	(383)	(38)	368	37
Average position	546	55	1,644	164

The decline in fair value of the average position for 2012 compared to 2011 was principally the result of the decline in average quantities underlying the weekly commodity position.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

The Company has consolidated subsidiaries in over 75 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $7.2 billion at June 30, 2012, and $8.2 billion at June 30, 2011.  This decrease is due to the depreciation of foreign currencies versus the U.S. dollar partially offset by an increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $722 million and $823 million for 2012 and 2011, respectively.  Actual results may differ.

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

	2012	2011
	(In millions)
Fair value of long-term debt	$8,057	$9,108
Excess of fair value over carrying value	1,522	842
Market risk	422	333

The decrease in fair value of long-term debt in 2012 resulted principally from the reclassification of $1.5 billion in floating rate notes to short-term debt partially offset by decreased interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended June 30
	2012	2011	2010
	(In millions, except per share amounts)

Net sales and other operating income	$89,038	$80,676	$61,682
Cost of products sold	85,370	76,376	57,839
Gross Profit	3,668	4,300	3,843

Selling, general and administrative expenses	1,626	1,611	1,398
Asset impairment, exit, and restructuring costs	437	-	-
Interest expense	441	482	422
Equity in earnings of unconsolidated affiliates	(472)	(542)	(561)
Interest income	(112)	(136)	(126)
Other (income) expense - net	(17)	(130)	125
Earnings Before Income Taxes	1,765	3,015	2,585

Income taxes	523	997	666
Net Earnings Including Noncontrolling Interests	1,242	2,018	1,919

Less: Net earnings (losses) attributable to noncontrolling interests	19	(18)	(11)

Net Earnings Attributable to Controlling Interests	$1,223	$2,036	$1,930

Average number of shares outstanding – basic	665	642	643

Average number of shares outstanding – diluted	666	654	644

Basic earnings per common share	$1.84	$3.17	$3.00

Diluted earnings per common share	$1.84	$3.13	$3.00

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	June 30
	2012	2011
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,291	$615
Short-term marketable securities	176	739
Segregated cash and investments	3,263	3,396
Trade receivables	3,439	4,808
Inventories	12,192	12,055
Other current assets	6,593	5,891
Total Current Assets	26,954	27,504

Investments and Other Assets
Investments in and advances to affiliates	3,388	3,240
Long-term marketable securities	262	666
Goodwill	603	602
Other assets	534	681
Total Investments and Other Assets	4,787	5,189

Property, Plant, and Equipment
Land	325	305
Buildings	4,609	4,413
Machinery and equipment	16,729	16,245
Construction in progress	1,027	765
	22,690	21,728
Accumulated depreciation	(12,878)	(12,228)
Net Property, Plant, and Equipment	9,812	9,500
Total Assets	$41,553	$42,193

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,108	$1,875
Trade payables	2,474	2,581
Accrued expenses and other payables	8,367	8,584
Current maturities of long-term debt	1,677	178
Total Current Liabilities	14,626	13,218

Long-Term Liabilities
Long-term debt	6,535	8,266
Deferred income taxes	783	859
Other	1,440	1,012
Total Long-Term Liabilities	8,758	10,137

Shareholders’ Equity
Common stock	6,102	6,636
Reinvested earnings	12,774	11,996
Accumulated other comprehensive income (loss)	(907)	176
Noncontrolling interests	200	30
Total Shareholders’ Equity	18,169	18,838
Total Liabilities and Shareholders’ Equity	$41,553	$42,193

See notes to consolidated financial statements.

 Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

	Year Ended June 30
	2012	2011	2010
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,242	$2,018	$1,919
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	848	877	912
Asset impairment charges	367	2	9
Deferred income taxes	45	521	30
Gain on Golden Peanut revaluation	-	(71)	–
Equity in earnings of affiliates, net of dividends	(243)	(397)	(326)
Stock compensation expense	48	47	45
Pension and postretirement accruals (contributions), net	37	4	(110)
Charges from early extinguishment of debt	12	15	75
Deferred cash flow hedges	43	(1)	49
Other – net	156	(123)	75
Changes in operating assets and liabilities
Segregated cash and investments	128	(1,035)	74
Trade receivables	974	(687)	(540)
Inventories	(272)	(3,412)	(404)
Other current assets	(954)	(2,452)	1,069
Trade payables	(117)	339	(75)
Accrued expenses and other payables	581	2,015	(118)
Total Operating Activities	2,895	(2,340)	2,684

Investing Activities
Purchases of property, plant, and equipment	(1,477)	(1,247)	(1,607)
Proceeds from sales of property, plant, and equipment	48	72	35
Cash divested from deconsolidation	(130)	–	–
Net assets of businesses acquired	(241)	(218)	(62)
Investments in and advances to affiliates	(31)	(31)	(146)
Purchases of marketable securities	(1,297)	(2,379)	(1,387)
Proceeds from sales of marketable securities	1,945	2,094	1,454
Other – net	61	34	48
Total Investing Activities	(1,122)	(1,675)	(1,665)

Financing Activities
Long-term debt borrowings	97	1,564	27
Long-term debt payments	(358)	(417)	(552)
Debt repurchase premium and costs	(44)	(21)	(71)
Net borrowings under lines of credit agreements	197	1,381	29
Shares issued related to equity unit conversion	-	1,750	–
Purchases of treasury stock	(527)	(301)	(100)
Cash dividends	(455)	(395)	(372)
Other – net	(7)	23	11
Total Financing Activities	(1,097)	3,584	(1,028)

Increase (decrease) in cash and cash equivalents	676	(431)	(9)
Cash and cash equivalents – beginning of year	615	1,046	1,055
Cash and cash equivalents – end of year	$1,291	$615	$1,046

Cash paid for interest and income taxes were as follows:

Interest	$411	$418	$453
Income taxes	479	513	604

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2009	642	$5,204	$8,778	$(355)	$26	$13,653

Comprehensive income
Net earnings			1,930		(11)
Other comprehensive income
(loss)				(544)
Total comprehensive income						1,375
Cash dividends paid-$.58 per share			(372)			(372)
Treasury stock purchases	(4)	(100)				(100)
Stock compensation expense		45				45
Other	1	2	21		7	30
Balance June 30, 2010	639	5,151	10,357	(899)	22	14,631

Comprehensive income
Net earnings			2,036		(18)
Other comprehensive income (loss)				1,075
Total comprehensive income						3,093
Cash dividends paid-$.62 per share			(395)			(395)
Shares issued related to equity unit
conversion	44	1,750				1,750
Treasury stock purchases	(9)	(301)				(301)
Stock compensation expense		47				47
Acquisition of noncontrolling
interests		(26)			25	(1)
Other	8t 2	15	(2)		1	14
Balance June 30, 2011	676	6,636	11,996	176	30	18,838

Comprehensive income
Net earnings			1,223		19
Other comprehensive income (loss)				(1,083)	(6)
Total comprehensive income						153
Cash dividends paid-$.685 per
share			(455)			(455)
Treasury stock purchases	(18)	(527)				(527)
Stock compensation expense		48				48
Noncontrolling interests previously
associated with mandatorily
redeemable instruments			10		174	184
Acquisition of noncontrolling
interests		(40)			(14)	(54)
Other	1	(15)			(3)	(18)
Balance June 30, 2012	659	$6,102	$12,774	$(907)	$200	$18,169
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Principles of Consolidation

The consolidated financial statements as of June 30, 2012, and for the three years then ended include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain majority-owned subsidiaries are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period, except as described below.  The Company evaluates and consolidates, where appropriate, its less than majority-owned investments.

Effective in the second quarter of fiscal year 2011, one of the Company’s majority-owned subsidiaries changed its accounting period resulting in the elimination of a one-month lag in the reporting of the consolidated subsidiary’s financial results.  The effect of this change on after-tax earnings for the year ended June 30, 2011 was immaterial.

In the first quarter of fiscal 2012, the Company sold its majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), previously a wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no material effect to after-tax earnings.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

The Company consolidates certain less than wholly-owned subsidiaries for which the minority interest was subject to a mandatorily redeemable put option.  As a result, the associated minority interest was included in other long-term liabilities.  On December 31, 2011, the put option expired and as a result, the Company reclassified $174 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets in order to better match the Company’s depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods.  The new estimated service lives were established based on manufacturing engineering data, external benchmark data and on new information obtained as a result of the Company’s recent major construction projects.  These new estimated service lives were also supported by biofuels legislation and mandates in many countries that are driving requirements over time for greater future usage and higher blend rates of biofuels.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

The Company accounted for this service life update as a change in accounting estimate as of October 1, 2010 in accordance with the guidance of Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, thereby impacting the quarter in which the change occurred and future quarters.  The effect of this change on after-tax earnings and diluted earnings per share was an increase of $83 million and $0.13, respectively, for the year ended June 30, 2011.

Change in Fiscal Year

On May 3, 2012, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013. The Company’s current fiscal year ended on June 30, 2012, and the required transition period of July 1, 2012 to December 31, 2012 will be included in a Form 10-K transition report.

Reclassifications

Receivables and accounts payables in the prior year consolidated balance sheet have been reclassified to conform to the current year’s presentation where trade receivables and trade payables are now shown separately from other receivables and other payables, respectively.  Other receivables and other payables are now included in other current assets and in accrued expenses and other payables, respectively (see notes 6 and 7).  There were no changes to total current assets, total current liabilities, total assets or total liabilities as a result of these reclassifications.  These changes are also reflected in the prior year consolidated statement of cash flows with no impact to total cash provided by (used in) operating, investing, or financing activities.

Effective April 2012, the Company reorganized and streamlined its business unit reporting structure and broadened management spans of control.  Starting with this annual report on Form 10-K, the Oilseeds Processing reportable segment includes cocoa processing operations while the Agricultural Services reportable segment includes wheat processing operations.  The Corn Processing reportable segment, which includes sweeteners and starches and bioproducts, remains unchanged.  The Company’s remaining operations, which include its financial business units, will continue to be classified as Other.  Previously, cocoa and wheat processing operations were included in Other.  Throughout this annual report on Form 10-K, prior periods have been reclassified to conform to current period segment presentation.

Also effective April 2012, the interest charge related to working capital usage previously charged to segment operating profit is now reflected in Corporate.  As a result of these changes, prior years’ segment disclosures in notes 9 and 18 have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Segregated Cash and Investments

The Company segregates certain cash and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements.  These segregated balances represent deposits received from customers of the Company’s registered futures commission merchant, securities pledged to commodity exchange clearinghouses, and cash and securities pledged as security under certain insurance arrangements.  Segregated cash and investments primarily consist of cash, United States government securities, and money-market funds.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts, $92 million and $100 million at June 30, 2012 and 2011, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of June 30, 2012 and 2011 was $263  million and $367 million, respectively.

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.  The Company capitalized interest on major construction projects in progress of $21 million, $7 million, and $75 million in 2012, 2011, and 2010, respectively.

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill and other intangible assets with indefinite lives for impairment in the fourth quarter of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  There were no goodwill impairment charges recorded during 2012, 2011 and 2010.  The carrying value of the Company’s other intangible assets is not material.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Asset Abandonments and Write-Downs

The Company records asset impairment, exit, and restructuring charges for the abandonment and write-down to fair value of certain long-lived assets.  The majority of these asset writedowns were related to idle or underperforming product lines and the decision to abandon or write-down was finalized after consideration of the ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  After the write-downs, the carrying value of these assets is immaterial.

Net Sales

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  The Company has sales contracts that allow for pricing to occur after title of the goods has passed to the customer.  In these cases, the Company continues to report the goods in inventory until it recognizes the sales revenue once the price has been determined.  Freight costs and handling charges related to sales are recorded as a component of cost of products sold.

Net sales to unconsolidated affiliates during 2012, 2011, and 2010 were $7.7 billion, $7.1 billion, and $7.1 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $56 million, $60 million, and $56 million for the years ended June 30, 2012, 2011, and 2010, respectively.

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

As further described in Note 10, certain potentially dilutive securities were excluded from the diluted average shares calculation because their impact was anti-dilutive, except during the third quarter of fiscal 2011.  See Note 11 for the earnings per share calculations.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Standards

Effective July 1, 2011, the Company adopted the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separate for assets and liabilities.  The adoption of this amended guidance requires expanded disclosure in the notes to the Company’s consolidated financial statements but does not impact financial results (see Note 3 for the disclosures required by this guidance).

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

Effective April 1, 2012, the Company adopted the amended guidance of ASC Topic 350, Intangibles – Goodwill and Other, which changes the process for how entities test goodwill for impairment.  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The adoption of this amended guidance did not impact financial results.

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

Note 2.     Acquisitions

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended.  Tangible assets and liabilities, based on preliminary purchase price allocations for 2012 acquisitions, were adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions are not material.  Operating results of these acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s consolidated operating results.

2012 Acquisitions

During 2012, the Company made nine acquisitions for a total cost of $241 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these nine acquisitions of $241 million was preliminarily allocated to working capital, property, plant and equipment, goodwill, other long-term assets, and long-term liabilities for $(12) million, $199 million, $51 million, $6 million, and $3 million, respectively. There was no single material acquisition during the year.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

2011 Acquisitions

During 2011, the Company made four acquisitions for a total cost of $218 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these four acquisitions of $218 million plus the acquisition-date fair value of the equity interest the Company previously held in Golden Peanut was allocated to working capital, property, plant, and equipment, goodwill, other long-term assets, and long-term liabilities for $113 million, $235 million, $63 million, $11 million, and $36 million, respectively.  The finalization of the purchase price allocations related to these acquisitions did not result in material adjustments.

The acquisition of Alimenta (USA), Inc., the Company’s former 50 percent partner in Golden Peanut, was the only significant acquisition during fiscal year 2011.  This transaction resulted in the Company obtaining control of the remaining outstanding shares of Golden Peanut, the largest U.S. handler, processor and exporter of peanuts and operator of one facility in Argentina.  This business fits well with the Company’s existing U.S. oilseed and export operations in its global oilseed business.  A pre-tax gain of $71 million was recognized in the second quarter of fiscal year 2011 as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent.

2010 Acquisitions

During 2010, the Company acquired two businesses for a total cost of $62 million in cash.  The purchase price of $62 million was allocated to current assets, property, plant and equipment, and goodwill for $2 million, $57 million, and $3 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and 2011.

	Fair Value Measurements at June 30, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$-	$5,297	$1,462	$6,759
Unrealized derivative gains:
Commodity contracts	1,275	1,397	171	2,843
Foreign exchange contracts	-	219	-	219
Other contracts	-	1	-	1
Marketable securities	1,666	26	-	1,692
Deferred consideration	-	629	-	629
Total Assets	$2,941	$7,569	$1,633	$12,143

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,487	$1,038	$179	$2,704
Foreign exchange contracts	2	289	-	291
Inventory-related payables	-	307	38	345
Total Liabilities	$1,489	$1,634	$217	$3,340

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Fair Value Measurements (Continued)

	Fair Value Measurements at June 30, 2011
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$-	$5,153	$762	$5,915
Unrealized derivative gains:
Commodity contracts	1,198	1,457	112	2,767
Foreign exchange contracts	-	237	-	237
Interest rate contracts	-	3	-	3
Marketable securities	1,628	328	-	1,956
Total Assets	$2,826	$7,178	$874	$10,878

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,317	$1,193	$44	$2,554
Foreign exchange contracts	-	178	-	178
Inventory-related payables	-	278	45	323
Total Liabilities	$1,317	$1,649	$89	$3,055

The Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Three levels are established within the fair value hierarchy that may be used to report fair value:

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.  For the period ended June 30, 2012, the Company had no transfers between Levels 1 and 2.   Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Fair Value Measurements (Continued)

The Company’s derivative contracts are measured at fair value including forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3.  Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense–net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program.  This amount is reflected in other current assets on the consolidated balance sheet (see Note 20).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Fair Value Measurements (Continued)

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended June 30, 2012 and 2011.

	Level 3 Fair Value Assets Measurements at June 30, 2012
		Commodity
	Inventories	Derivative
	Carried at	Contracts
	Market	Gains	Total
	(In millions)

Balance, June 30, 2011	$762	$112	$874
Total increase (decrease) in unrealized
gains included in cost of products sold	88	592	680
Purchases	7,036	2	7,038
Sales	(6,504)	-	(6,504)
Settlements	-	(490)	(490)
Transfers into Level 3	90	108	198
Transfers out of Level 3	(10)	(153)	(163)
Ending balance, June 30, 2012	$1,462	$171	$1,633

	Level 3 Fair Value Liabilities Measurements at June 30, 2012
		Commodity
	Inventory-	Derivative
	related	Contracts
	Payables	Losses	Total
	(In millions)

Balance, June 30, 2011	$45	$44	$89
Total increase (decrease) in unrealized
losses included in cost of products sold	1	555	556
Purchases	(8)	-	(8)
Settlements	-	(384)	(384)
Transfers into Level 3	-	72	72
Transfers out of Level 3	-	(108)	(108)
Ending balance, June 30, 2012	$38	$179	$217

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Fair Value Measurements (Continued)

	Level 3 Fair Value Measurements at June 30, 2011
	Inventories	Derivative
	Carried at	Contracts,
	Market, Net	Net	Total
	(In millions)

Balance, June 30, 2010	$427	$13	$440
Total gains (losses), realized or
unrealized, included in earnings
before income taxes*	171	79	250
Purchases, issuances and settlements	254	(2)	252
Transfers into Level 3	300	23	323
Transfers out of Level 3	(435)	(45)	(480)
Ending balance, June 30, 2011	$717	$68	$785

*Includes gains of $109 million that are attributable to the change in unrealized gains or losses relating to Level 3 assets and liabilities still held at June 30, 2011.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Fair Value Measurements (Continued)

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 8.8% of the total price for assets and 2.3% for liabilities.

	Weighted Average
	% of Total Price
Component Type	Assets	Liabilities

Inventories
Basis	8.8%	2.3%
Transportation cost	8.5%	7.9%

Commodity Derivative Contracts
Basis	12.6%	11.8%
Transportation cost	12.6%	14.0%

In certain of the Company’s principal markets, the Company relies on price quotes from third parties to value its inventories and physical commodity purchase and sale contracts.  These price quotes are generally not further adjusted by the Company in determining the applicable market price.  In some cases, availability of third-party quotes is limited to only one or two independent sources.  In these situations, the Company considers these price quotes as 100 percent unobservable and, therefore, the fair value of these items is reported in Level 3.

Note 4.     Inventories, Derivative Instruments & Hedging Activities

The Company values certain inventories using the lower of cost, determined by either the LIFO or FIFO method, or market.  Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.

	2012	2011
	(In millions)
LIFO inventories
FIFO value	$1,070	$1,143
LIFO valuation reserve	(583)	(593)
LIFO inventories carrying value	487	550
FIFO inventories	4,946	5,590
Market inventories	6,759	5,915
	$12,192	$12,055

During fiscal year 2012, LIFO inventory quantities declined resulting in a liquidation effect on LIFO reserves that increased after-tax earnings by $59 million ($0.09 per share).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of June 30, 2012 and 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally follows a policy of using exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives by the Company are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as other current assets and accrued expenses and other payables, respectively.

At March 31, 2010, the Company de-designated and discontinued hedge accounting treatment for certain interest rate swaps.  At the date of de-designation of these hedges, $21 million of after-tax gains was deferred in accumulated other comprehensive income (AOCI).  In March 2011, these interest rate swaps were terminated upon the remarketing of the associated long-term debt.  After discontinuing the hedge accounting, the Company recognized in earnings $30 million of pre-tax gains and $59 million in pre-tax losses from changes in fair value of these interest rate swaps for the years ended June 30, 2011 and 2010, respectively.  The $21 million of gains deferred in AOCI are being amortized over 30 years, the same period as the term of the related debt.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2012 and 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

	2012		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$219	$291	$237	$178
Interest Contracts	-	-	3	-
Commodity Contracts	2,843	2,704	2,766	2,553
Other Contracts	1	-	-	-
Total	$3,063	$2,995	$3,006	$2,731

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended June 30, 2012, 2011, and 2010.

	Years ended June 30
	2012	2011	2010
	(In millions)
Interest Contracts
Interest expense	$0	$0	$0
Other income (expense) - net	-	30	(57)

FX Contracts
Net sales and other operating income	$117	$(14)	$0
Cost of products sold	(255)	150	61
Other income (expense) - net	(21)	43	(42)

Commodity Contracts
Cost of products sold	$(527)	$(1,303)	$242

Other Contracts
Other income (expense) - net	(1)	0	0
Total gain (loss) recognized in earnings	$(687)	$(1,094)	$204

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of June 30, 2012, the Company has $28 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize the $28 million of gains in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At June 30, 2012, the Company has designated hedges representing between 1% to 26% of its anticipated monthly grind of corn for the next 20 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 19% and 38% of the quantity of its anticipated monthly natural gas purchases.  At June 30, 2012, the Company has designated hedges representing between 8% to 19% of its anticipated monthly natural gas purchases for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 10 million to 21 million gallons of ethanol per month under this program.  At June 30, 2012, the Company has designated hedges representing between 7 million to 15 million gallons of contracted ethanol sales per month over the next 6 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  During the past 12 months, the Company hedged between $24 million to $30 million of forecasted foreign currency expenditures.  As of June 30, 2012, the Company has designated hedges of $24 million of its forecasted foreign currency expenditures.  At June 30, 2012, the Company has $3 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $3 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At June 30, 2012, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $20 million relates to the interest rate swaps that were de-designated at March 31, 2010 as discussed earlier in Note 4.  The Company will recognize the $22 million of gains in its consolidated statement of earnings over the terms of the hedged items which range from 10 to 30 years.

The following tables set forth the fair value of derivatives designated as hedging instruments as of June 30, 2012 and 2011.

	2012		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	-	-	1	1
Total	$-	$-	$1	$1

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended June 30, 2012, 2011, and 2010.

	Consolidated Statement of	Years ended June 30
	Earnings Locations	2012	2011	2010
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0	$(1)
Interest Contracts	Interest expense	1	0	0
Commodity Contracts	Cost of products sold	5	375	(85)
	Net sales and other operating income	3	(13)	0
Ineffective amount recognized in earnings
Interest contracts	Interest expense	-	1	-
Commodity contracts	Cost of products sold	49	46	(55)
Total amount recognized in earnings		$57	$409	$(141)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)
2012
United States government obligations
Maturity less than 1 year	$562	$-	$-	$562
Maturity 1 to 5 years	87	1	-	88
Corporate debt securities
Maturity 1 to 5 years	24	-	-	24
Other debt securities
Maturity less than 1 year	385	-	-	385
Maturity 1 to 5 years	4	-	-	4
Equity securities
Available-for-sale	124	2	(4)	122
Trading	24	-	-	24
	$1,210	$3	$(4)	$1,209

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)
2011
United States government obligations
Maturity less than 1 year	$753	$-	$-	$753
Maturity 1 to 5 years	72	1	-	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	-	-	20
Maturity 1 to 5 years	54	-	-	54
Maturity 5 to 10 years	5	-	-	5
Maturity greater than 10 years	218	8	-	226
Corporate debt securities
Maturity less than 1 year	1	-	-	1
Maturity 1 to 5 years	35	1	-	36
Other debt securities
Maturity less than 1 year	215	-	-	215
Maturity 1 to 5 years	3	-	-	3
Maturity 5 to 10 years	7	-	-	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	-	-	24
	$1,566	$93	$(4)	$1,655

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities and Cash Equivalents (Continued)

All of the $4 million in unrealized losses at June 30, 2012, arose within the last 12 months and are related to the Company’s investment in one security.  The market value of the available-for-sale equity security that has been in an unrealized loss position for less than 12 months is $97 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

In December 2011, the Company recorded a $13 million other-than-temporary impairment related to its available-for-sale equity security investment in Metabolix, Inc. (see Note 19 for additional information).  The impairment charge is included in asset impairment, exit, and restructuring costs in the consolidated statements of earnings.

In June 2012, the Company recorded a $12 million other-than-temporary impairment charge related to its available-for-sale investment in one equity security based on the Company’s assessment of underlying market conditions.  The impairment charge is recorded in other (income) expense – net in the consolidated statements of earnings.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	2012	2011
	(In millions)

Unrealized gains on derivative contracts	$3,063	$3,007
Deferred receivables consideration	629	-
Other current assets	2,901	2,884
	$6,593	$5,891

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	2012	2011
	(In millions)

Unrealized losses on derivative contracts	$2,995	$2,759
Grain accounts and margin deposits	4,166	4,259
Other accruals and payables	1,206	1,566
	$8,367	$8,584

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 16.4% share ownership in Wilmar.  The Company had 69 and 68 unconsolidated domestic and foreign affiliates as of June 30, 2012 and 2011, respectively.  The following table summarizes the combined balance sheets as of June 30, 2012 and 2011, and the combined statements of earnings of the Company’s unconsolidated affiliates for each of the three years ended June 30, 2012, 2011, and 2010.

	2012	2011	2010
		(In millions)
Current assets	$28,196	$26,222
Non-current assets	20,821	17,733
Current liabilities	(23,381)	(20,748)
Non-current liabilities	(6,379)	(5,160)
Noncontrolling interests	(1,176)	(1,072)
Net assets	$18,081	$16,975

Net sales	$58,068	$48,941	$39,524
Gross profit	6,458	4,819	5,225
Net income	1,940	2,252	2,931

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of June 30, 2012, is $1.6 billion.  The Company has direct investments in two foreign equity method investees who have a carrying value of $2.1 billion as of June 30, 2012, and a market value of $3.3 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at June 30, 2012.

The Company provides credit facilities totaling $340 million to eight unconsolidated affiliates.  One facility that is due on demand and bears interest at 2.78% has an outstanding balance of $25 million.  Another facility that is also due on demand and bears interest at the one month British pound LIBOR rate plus 1.5% has an outstanding balance of $22 million.  Three facilities have no outstanding balances while the other three credit facilities have individually insignificant outstanding balances totaling $15 million as of June 30, 2012.  The outstanding balances are included in other current assets in the accompanying consolidated balance sheet.

Note 9.     Goodwill

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	2012			2011
	Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	In Affiliates	Total
	(In millions)			(In millions)

Oilseeds Processing	$167	$184	$351	$160	$184	$344
Corn Processing	85	7	92	85	7	92
Agricultural Services	85	67	152	91	67	158
Other	8	-	8	8	-	8
Total	$345	$258	$603	$344	$258	$602

The changes in goodwill during 2012 are principally related to acquisitions and foreign currency translation adjustments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	2012	2011
	(In millions)

Floating Rate Notes $1.4 billion face amount, due in 2012(1)	$1,399	$1,500

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	1,071	1,026

5.765% Debentures $1.0 billion face amount, due in 2041	1,007	1,008

4.479% Debentures $750 million face amount, due in 2021	755	756

5.45% Notes $700 million face amount, due in 2018	700	700

5.375% Debentures $600 million face amount, due in 2035	588	587

5.935% Debentures $500 million face amount, due in 2032	495	495

4.535% Debentures $528 million face amount due in 2042	370	-

8.375% Debentures $295 million face amount, due in 2017	293	292

7.125% Debentures $243 million face amount, due in 2013	243	243

7.5% Debentures $222 million face amount, due in 2027(2)	221	281

6.625% Debentures $197 million face amount, due in 2029(3)	196	296

7.0% Debentures $194 million face amount, due in 2031(4)	193	244

6.95% Debentures $176 million face amount, due in 2097(5)	173	246

6.45% Debentures $158 million face amount, due in 2038(6)	157	215

6.75% Debentures $141 million face amount, due in 2027(7)	139	197

8.125% Debentures $103 million face amount, due in 2012	-	103

Other	212	255
Total long-term debt including current maturities	8,212	8,444
Current maturities	(1,677)	(178)
Total long-term debt	$6,535	$8,266

(1) $1.5 billion face amount in 2011
(2) $282 million face amount in 2011
(3) $298 million face amount in 2011
(4) $246 million face amount in 2011
(5) $250 million face amount in 2011
(6) $215 million face amount in 2011
(7) $200 million face amount in 2011

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

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

In June 2008, the Company issued $1.75 billion of Equity Units, which were a combination of debt and a forward contract for the holder to purchase the Company’s common stock.  The debt and equity instruments were deemed to be separate instruments as the investor may transfer or settle the equity instrument separately from the debt instrument.  On March 30, 2011, the Company initiated a remarketing of the $1.75 billion 4.7% debentures underlying the Equity Units into two tranches:  $0.75 billion principal amount of 4.479% notes due in 2021 and $1.0 billion principal amount of 5.765% debentures due in 2041.  As a result of the remarketing, the Company was required to use the “if-converted” method of calculating diluted earnings per share with respect to the forward contracts for the quarter ended March 31, 2011 (see Note 11).  The Company incurred early extinguishment of debt charges of $8 million as a result of the debt remarketing.  The forward purchase contracts underlying the Equity Units were settled on June 1, 2011, for 44 million shares of the Company’s common stock in exchange for receipt of $1.75 billion in cash.

On February 11, 2011, the Company issued $1.5 billion in aggregate principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrues at a floating rate of three-month LIBOR reset quarterly plus 0.16% and is paid quarterly.  As of June 30, 2012, the interest rate on the notes was 0.63%.  In August 2012, the Company paid these notes with funds available from short-term borrowings.

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.  In accordance with ASC Topic 470-20, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount on the long-term debt is being amortized over the life of the Notes using the effective interest method. Discount amortization expense of $45 million, $43 million, and $40 million for 2012, 2011, and 2010, respectively, were included in interest expense related to the Notes.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

Concurrent with the issuance of the Notes, the Company purchased call options in private transactions at a cost of $300 million.  The purchased call options allow the Company to receive shares of its common stock and/or cash from the counterparties equal to the amounts of common stock and/or cash related to the excess of the current market price of the Company’s common stock over the exercise price of the purchased call options.  In addition, the Company sold warrants in private transactions to acquire, subject to customary anti-dilution adjustments, 26.3 million shares of its common stock at an exercise price of $62.56 per share and received proceeds of $170 million.  If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at the Company’s option, in cash or shares of common stock.  The purchased call options and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $62.56 per share.  The net cost of the purchased call options and warrant transactions of $130 million was recorded as a reduction of shareholders’ equity.  The purchased call options expire on the maturity date of the Notes and the warrants expire shortly thereafter.

As of June 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of June 30, 2012, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of June 30, 2012, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

At June 30, 2012, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices (a Level 2 measurement under ASC 820).

The aggregate maturities of long-term debt for the five years after June 30, 2012, are $1.7 billion, $1.1 billion, $21 million, $17 million, and $304 million, respectively.

At June 30, 2012, the Company had pledged certain property, plant, and equipment with a carrying value of $324 million as security for certain long-term debt obligations.

At June 30, 2012, the Company had lines of credit totaling $6.5 billion, of which $4.4 billion were unused.  The weighted average interest rates on short-term borrowings outstanding at June 30, 2012 and 2011, were 0.78% and 0.65%, respectively.  Of the Company’s total lines of credit, $4.3 billion support a commercial paper borrowing facility, against which there was $1.3 billion of commercial paper outstanding at June 30, 2012.  In August 2012, the Company added a $2.0 billion credit facility which will support commercial paper borrowings.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of June 30, 2012.

The Company has outstanding standby letters of credit and surety bonds at June 30, 2012 and 2011, totaling $644 million and $729 million, respectively.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable.  As of June 30, 2012, the Company utilized all of its $1.0 billion facility under the Program (see Note 20 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years ended June 30
	2012	2011	2010
	(In millions, except per share amounts)

Net earnings attributable to controlling interests	$1,223	$2,036	$1,930
Average shares outstanding	665	642	643
Basic earnings per share	$1.84	$3.17	$3.00
Net earnings attributable to controlling interests	$1,223	$2,036	$1,930
Plus: After-tax interest on 4.7% debentures
related to $1.75 billion Equity Units	-	13	-
Adjusted net earnings attributable to controlling interests	$1,223	$2,049	$1,930

Average shares outstanding	665	642	643
Plus: Incremental shares
Share-based compensation awards	1	1	1
Shares assumed issued related to $1.75 billion Equity
Units	-	11	-
Adjusted average shares outstanding	666	654	644

Diluted earnings per share	$1.84	$3.13	$3.00

Average shares outstanding for 2011 include 44 million of shares beginning June 1, 2011 related to equity unit conversion.

Adjusted net earnings attributable to controlling interests in 2011 includes a $13 million adjustment for after-tax interest.  Adjusted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 for the quarter ended March 31, 2011, or 11 million shares for the year ended June 30, 2011.  These adjustments relate to the $1.75 billion Equity Units and were made as a result of the requirement to use the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Shareholder’s Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At June 30, 2012 and 2011, the Company had approximately 57.5 million and 40.3 million shares, respectively, in treasury.  Treasury stock of $1.6 billion at June 30, 2012, and $1.1 billion at June 30, 2011, is recorded at cost as a reduction of common stock.

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2002 and 2009 Incentive Compensation Plans.  These options are issued at market value on the date of grant, vest incrementally over five to nine years, and expire ten years after the date of grant.

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

	2012	2011	2010

Dividend yield	2%	2%	2%
Risk-free interest rate	2%	2%	2%
Stock volatility	32%	31%	32%
Average expected life (years)	8%	8%	8%

A summary of option activity during 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price
	(In thousands, except per share amounts)

Shares under option at June 30, 2011	11,723	$28.35
Granted	2,436	26.18
Exercised	(429)	19.61
Forfeited or expired	(238)	28.38
Shares under option at June 30, 2012	13,492	$28.24

Exercisable at June 30, 2012	7,198	$28.57

The weighted-average remaining contractual term of options outstanding and exercisable at June 30, 2012, is 6 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at          June 30, 2012, is $39 million and $6 million, respectively.  The weighted-average grant-date fair values of options granted during 2012, 2011, and 2010, were $6.98, $8.82, and $8.50, respectively.  The total intrinsic values of options exercised during 2012, 2011, and 2010, were $5 million, $21 million, and $11 million, respectively.  Cash proceeds received from options exercised during 2012, 2011, and 2010, were $7 million, $21 million, and $11 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Shareholder’s Equity (Continued)

At June 30, 2012, there was $16 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four fiscal years are $7 million, $4 million, $3 million, and $2 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria.  During 2012, 2011, and 2010, 1.2 million, 1.1 million, and 1.0 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At June 30, 2012, there were 24.5 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is estimated at the date of grant using a lattice valuation model.  The weighted-average grant-date fair values of awards granted during 2012, 2011, and 2010 were $26.75, $32.19, and, $26.55, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2012 is presented below:

	Restricted	Weighted Average
	Stock Awards and PSUs	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2011	3,115	$28.39
Granted	1,249	26.75
Vested	(1,148)	26.34
Forfeited	(246)	20.50
Non-vested at June 30, 2012	2,970	$29.16

At June 30, 2012, there was $25 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three fiscal years are $15 million, $9 million, and $1 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during 2012 was $30 million.

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

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during 2012, 2011, and 2010 was $48 million, $47 million, and $45 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income:

	Foreign	Deferred		Unrealized	Accumulated
	Currency	Gain (Loss)	Pension	Gain (Loss)	Other
	Translation	on Hedging	Liability	On	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
			(In millions)

Balance at June 30, 2009	$207	$(13)	$(556)	$7	$(355)

Unrealized gains (losses)	(557)	46	(123)	37	(597)
(Gains) losses reclassified to earnings	-	24	41	6	71
Tax effect	-	(27)	25	(16)	(18)
Net of tax amount	(557)	43	(57)	27	(544)
Balance at June 30, 2010	(350)	30	(613)	34	(899)

Unrealized gains (losses)	859	43	230	49	1,181
(Gains) losses reclassified to earnings	-	(46)	70	(13)	11
Tax effect	-	2	(106)	(13)	(117)
Net of tax amount	859	(1)	194	23	1,075
Balance at June 30, 2011	509	29	(419)	57	176

Unrealized gains (losses)	(745)	44	(619)	(77)	(1,396)
(Gains) losses reclassified
to earnings	-	(8)	54	(13)	33
Tax effect	60	(15)	202	34	280
Net of tax amount	(685)	21	(363)	(56)	(1,083)
Balance at June 30, 2012	$(176)	$50	$(782)	$1	$(907)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	2012	2011	2010
	(In millions)

Gain on Golden Peanut revaluation	$-	$(71)	$-
Charges from early extinguishment of debt	12	15	75
(Gains) losses on interest rate swaps	-	(30)	59
Net (gain) loss on marketable securities transactions	(25)	(12)	6
Net (gain) loss on sale of unconsolidated affiliates	(1)	(3)	(15)
Other – net	(3)	(29)	-
	$(17)	$(130)	$125

The $71 million gain on Golden Peanut revaluation was recognized as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest (“Golden Peanut Gain”).

Realized gains on sales of available-for-sale marketable securities totaled $38 million, $13 million, and            $12 million in 2012, 2011, and 2010, respectively.  Realized losses on sales of available-for-sale marketable securities were $1 million in 2012, $1 million in 2011, and $3 million in 2010.  Impairment losses on securities were $12 million in 2012 and $15 million in 2010.  Additional impairment losses on securities of $12 million in 2012 were classified as asset impairment, exit, and restructuring charges in the consolidated statement of earnings.

Note 15.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	2012	2011	2010
	(In millions)

United States	$1,035	$2,035	$1,453
Foreign	730	980	1,132
	$1,765	$3,015	$2,585

Significant components of income tax are as follows:

	2012	2011	2010
	(In millions)
Current
Federal	$300	$251	$422
State	21	10	18
Foreign	118	222	195
Deferred
Federal	66	483	107
State	9	43	(4)
Foreign	9	(12)	(72)
	$523	$997	$666

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	2012	2011
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,085	$1,016
Equity in earnings of affiliates	334	255
Inventories	81	324
Other	150	104
	$1,650	$1,699

Deferred tax assets
Pension and postretirement benefits	$487	$307
Stock compensation	63	58
Foreign tax credit carryforwards	31	46
Foreign tax loss carryforwards	241	220
State tax attributes	67	57
Other	126	129
Gross deferred tax assets	1,015	817
Valuation allowances	(145)	(95)
Net deferred tax assets	$870	$722

Net deferred tax liabilities	$780	$977
Current deferred tax assets (liabilities) included in other assets (accrued expenses and other payables)	(60)	(118)
Non-current deferred tax liabilities	$720	$859

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate on earnings is as follows:

	2012	2011	2010

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal tax benefit	1.4	1.1	0.3
Foreign earnings taxed at rates
other than the U.S. statutory rate	(4.2)	(4.9)	(8.2)
Foreign currency remeasurement	(3.3)	0.9	(0.7)
Other	0.7	1.0	(0.6)
Effective rate	29.6%	33.1%	25.8%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Income Taxes (Continued)

The Company has $241 million and $220 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at June 30, 2012 and 2011, respectively.  As of June 30, 2012, approximately $231 million of these assets have no expiration date, and the remaining $10 million expire at various times through fiscal 2025.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective international subsidiary for the year. The Company has recorded a valuation allowance of $96 million and $52 million against these tax assets at June 30, 2012 and 2011, respectively, due to the uncertainty of their realization.

The Company has $31 million and $46 million of tax assets related to excess foreign tax credits at June 30, 2012 and 2011, respectively, which begin to expire in fiscal 2013.  The Company has $67 million and $57 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at June 30, 2012 and 2011, respectively, which will expire at various times through fiscal 2018. The Company has recorded a valuation allowance of $4 million against the excess foreign tax credits at June 30, 2012, due to the uncertainty of realization.  The Company has recorded a valuation allowance against the state income tax assets of $45 million, net of federal tax benefit, as of June 30, 2012.  As of June 30, 2011, the Company had a $7 million valuation allowance recorded related to the excess foreign tax credits and a $36 million valuation allowance related to state income tax attributes, due to the uncertainty of realization.

The Company remains subject to federal examination in the U.S. for the calendar tax year 2011.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.2 billion at June 30, 2012, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

The Company accounts for its income tax positions under the provisions of ASC Topic 740, Income Taxes.  ASC Topic 740 prescribes a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.  This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.  A rollforward of activity of unrecognized tax benefits for the year ended June 30, 2012 and 2011 are as follows:

	Unrecognized Tax Benefits
	2012	2011
	(In millions)

Beginning balance	$79	$84
Additions related to current year’s tax positions	-	4
Additions related to prior years’ tax positions	26	–
Reductions related to prior years’ tax positions	(21)	(7)
Settlements with tax authorities	(4)	(2)
Ending balance	$80	$79

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The 2012 changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued

Note 15.     Income Taxes (Continued)

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as selling, general and administrative expenses.  At June 30, 2012 and 2011, the Company had accrued interest and penalties on unrecognized tax benefits of $16 million and $27 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $53 million on the tax expense for that period.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $468 million, $20 million, and $82 million, respectively (inclusive of interest and adjusted for variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $100 million (as of June  30, 2012 and subject to variation in currency exchange rates).

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $10 million before interest for the tax years 2004 and 2005.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion.  ADM’s subsidiaries are subject to continuous tax audits and it is possible that further assessments may be made. The Company believes that it has complied with all Argentine tax laws and intends to vigorously defend its position.  The Company has not recorded a tax liability for these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2031. Rent expense for 2012, 2011, and 2010 was $209 million, $251 million, and $241 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for 2012, 2011, and 2010 were $217 million, $194 million, and $192 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
Fiscal years	(In millions)

2013	$244
2014	200
2015	165
2016	143
2017	120
Thereafter	263
Total minimum lease payments	$1,135

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans

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

The Company also maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 15.0 million shares of Company common stock at June 30, 2012, with a market value of $443 million.  Cash dividends received on shares of Company common stock by these plans during the year ended June 30, 2012 were $11 million.

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In millions)			(In millions)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during
the period)	$71	$71	$58	$7	$8	$9
Interest cost	130	120	119	12	13	16
Expected return on plan assets	(141)	(132)	(117)	-	-	-
Remeasurement charge(1)	30	-	-	4	-	-
Amortization of actuarial loss	52	59	31	-	-	5
Other amortization	5	5	6	(2)	(1)	(1)
Net periodic defined benefit plan expense	147	123	97	21	20	29
Defined contribution plans	45	43	40	-	-	-
Total retirement plan expense	$192	$166	$137	$21	$20	$29

        (1) See Note 19

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans (Continued)

The Company uses a June 30 measurement date for all defined benefit plans.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(In millions)		(In millions)

Benefit obligation, beginning	$2,470	$2,299	$229	$224
Service cost	71	71	7	8
Interest cost	130	120	12	13
Actuarial loss (gain)	569	(63)	74	(32)
Employee contributions	2	2	-	-
Remeasurement charge	30	-	4	-
Business combinations	-	36	-	22
Benefits paid	(102)	(90)	(8)	(6)
Plan amendments	2	(9)	(13)	-
Foreign currency effects	(77)	104	-	-
Benefit obligation, ending	$3,095	$2,470	$305	$229

Fair value of plan assets, beginning	$2,134	$1,721	$-	$-
Actual return on plan assets	140	283	-	-
Employer contributions	123	116	8	6
Employee contributions	2	2	-	-
Business combinations	-	22	-	-
Benefits paid	(102)	(90)	(8)	(6)
Foreign currency effects	(61)	80	-	-
Fair value of plan assets, ending	$2,236	$2,134	$-	$-

Funded status	$(859)	$(336)	$(305)	$(229)

Prepaid benefit cost	$25	$51	$-	$-
Accrued benefit liability – current	(14)	(16)	(11)	(8)
Accrued benefit liability – long-term	(870)	(371)	(294)	(221)
Net amount recognized in the balance sheet	$(859)	$(336)	$(305)	$(229)

Included in accumulated other comprehensive income for pension benefits at June 30, 2012, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $2 million, unrecognized prior service cost of $12 million and unrecognized actuarial loss of $1.2 billion.  The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the six months ending December 31, 2012, is $2 million and $42 million, respectively.

Included in accumulated other comprehensive income for postretirement benefits at June 30, 2012, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $16 million and unrecognized actuarial loss of $63 million.  The prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during the six months ending December 31, 2012, is $2 million and $2 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans (Continued)

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	5.5%	5.2%	5.5%	5.4%
Expected return on plan assets	7.1%	7.1%	N/A	N/A
Rate of compensation increase	3.9%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.0%	5.5%	4.0%	5.5%
Rate of compensation increase	4.0%	3.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.8 billion, $2.5 billion, and $1.9 billion, respectively, as of June 30, 2012, and $2.1 billion, $1.9 billion, and $1.7 billion, respectively, as of June 30, 2011.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.7 billion, $2.5 billion, and $1.8 billion, respectively, as of June 30, 2012, and $671 million, $657 million, and $425 million, respectively, as of June 30, 2011.  The accumulated benefit obligation for all pension plans as of June 30, 2012 and 2011, was $2.7 billion and $ 2.3 billion, respectively.

For postretirement benefit measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012.  The rate was assumed to decrease gradually to 5% by 2022 and remain at that level thereafter.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$4	$(3)
Effect on accumulated postretirement benefit obligations	$47	$(38)

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

Note 17.     Employee Benefit Plans (Continued)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of June 30, 2012 and 2011.

	Fair Value Measurements at June 30, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Common stock
U.S. companies	$184	$-	$-	$184
International companies	2	-	-	2
Equity mutual funds
Emerging markets	77	-	-	77
International	109	-	-	109
Large cap U.S.	415	-	-	415
Common collective trust
funds
International equity	-	372	-	372
Large cap U.S. equity	-	16	-	16
Fixed income	-	409	-	409
Other	-	59	-	59
Debt instruments
Corporate bonds	-	447	-	447
U.S. Treasury
instruments	108	-	-	108
U.S. government agency,
state and local
government bonds	-	33	-	33
Other	-	5	-	5
Total assets at fair value	$895	$1,341	$-	$2,236

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans (Continued)

	Fair Value Measurements at June 30, 2011
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Common stock
U.S. companies	$180	$-	$-	$180
International companies	5	-	-	5
Equity mutual funds		-
Emerging markets	70	-	-	70
International	99	-	-	99
Large cap U.S.	378	-	-	378
Other	1	-	-	1
Common collective trust
funds
International equity	-	341	-	341
Large cap U.S. equity	-	24	-	24
Fixed income	-	444	-	444
Other	-	60	-	60
Debt instruments
Corporate bonds	-	442	-	442
U.S. Treasury instruments	49	-	-	49
U.S. government agency,
state and local government
bonds	-	35	-	35
Other	-	6	-	6
Total assets at fair value	$782	$1,352	$-	$2,134

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	2012 (1),(2)	2011 (2)

Equity securities	51%	52%
Debt securities	48%	47%
Other	1%	1%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 68% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 32% equity securities, 65% debt securities, and 3% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)
The Company’s pension plans did not hold any shares of Company common stock as of the June 30, 2012 and 2011 measurement dates.  Cash dividends received on shares of Company common stock by these plans during the twelve-month period ended June 30, 2012 and 2011, were $0 and $0.1 million, respectively.

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

Note 17.     Employee Benefit Plans (Continued)

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $26 million to the pension plans and        $5 million to the postretirement benefit plan during the six months ending December 31, 2012.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension	Postretirement
	Benefits	Benefits
	(In millions)

2013	$109	$11
2014	115	11
2015	118	12
2016	122	12
2017	126	13
2018 – 2022	738	76

Note 18.     Segment and Geographic Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company’s operations are organized, managed and classified into three reportable business segments:  Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable segments, as defined by ASC Topic 280, Segment Reporting, and are classified as Other.

During fiscal 2012, the Company reorganized and streamlined its business unit reporting structure and broadened management spans of control.  Starting with this annual report on Form 10-K the Oilseeds Processing reportable segment includes cocoa processing operations while the Agricultural Services reportable segment includes wheat processing operations.  The Corn Processing reportable segment, which includes sweeteners and starches and bioproducts, remains unchanged.  The Company’s remaining operations, which primarily include its financial business units, will continue to be classified as Other.  Previously, cocoa and wheat processing operations were included in Other.  Also, during fiscal 2012, the company discontinued the allocation of interest expense from Corporate to the operating segments.  Throughout this annual report on Form 10-K, prior periods have been reclassified to conform to current period segment presentation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and other industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets.  These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds.  The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients.  The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  In South America, the Oilseeds Processing segment operates fertilizer blending facilities.  The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States.  The Corn Processing segment converts corn into sweeteners and starches, and bioproducts.  Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose.  Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations.  By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients.  Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade.  Ethanol, in gasoline, increases octane and is used as an extender and oxygenate.  Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production.  Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients.  Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal.  Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products.  The Corn Processing segment includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations.  In fiscal 2012, the Company ended its commercial alliance with Metabolix, Inc.  As a result of this decision, Telles LLC, the sales and marketing commercial alliance created to commercialize Mirel™, a bio-based plastic, will be dissolved and the production of Mirel™ on behalf of Telles LLC has ended.  This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and its equity investment in Gruma S.A.B. de C.V.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.  On September 30, 2011, the Company sold a majority ownership interest of the Bank.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to ADM’s earnings.  The Company accounts for its remaining ownership interest in the Bank under the equity method.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest cost net of investment income.  Prior to January 1, 2012, Corporate results also included the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

Segment Information

	2012	2011	2010
	(In millions)
Sales to external customers
Oilseeds Processing	$34,715	$29,908	$24,412
Corn Processing	12,114	9,908	7,874
Agricultural Services	42,082	40,750	29,301
Other	127	110	95
Total	$89,038	$80,676	$61,682

Intersegment sales
Oilseeds Processing	$2,275	$2,103	$1,334
Corn Processing	173	194	103
Agricultural Services	5,609	4,417	2,436
Other	161	155	151
Total	$8,218	$6,869	$4,024

Net sales
Oilseeds Processing	$36,990	$32,011	$25,746
Corn Processing	12,287	10,102	7,977
Agricultural Services	47,691	45,167	31,737
Other	288	265	246
Intersegment elimination	(8,218)	(6,869)	(4,024)
Total	$89,038	$80,676	$61,682

Depreciation
Oilseeds Processing	$228	$215	$243
Corn Processing	345	399	412
Agricultural Services	188	183	167
Other	4	5	6
Corporate	28	25	29
Total	$793	$827	$857

Asset abandonments and write-downs
Oilseeds Processing	$1	$2	$9
Corn Processing	360	-	-
Agricultural Services	2	-	-
Corporate	4	-	-
Total	$367	$2	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

	2012	2011	2010
	(In millions)
Interest income
Oilseeds Processing	$35	$28	$34
Corn Processing	1	-	1
Agricultural Services	22	23	18
Other	21	46	51
Corporate	33	39	22
Total	$112	$136	$126

Equity in earnings of affiliates
Oilseeds Processing	$226	$213	$306
Corn Processing	107	83	78
Agricultural Services	110	230	152
Other	-	9	9
Corporate	29	7	16
Total	$472	$542	$561

Operating profit
Oilseeds Processing	$1,302	$1,690	$1,551
Corn Processing	261	1,079	738
Agricultural Services	947	1,323	1,002
Other	15	39	46
Total operating profit	2,525	4,131	3,337
Corporate	(760)	(1,116)	(752)
Earnings before income taxes	$1,765	$3,015	$2,585

Investments in and advances to affiliates
Oilseeds Processing	$1,811	$1,648
Corn Processing	470	483
Agricultural Services	671	669
Other	46	22
Corporate	390	418
Total	$3,388	$3,240

Identifiable assets
Oilseeds Processing	$17,041	$16,576
Corn Processing	6,491	7,606
Agricultural Services	11,444	11,242
Other	5,028	6,010
Corporate	1,549	759
Total	$41,553	$42,193

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

	2012	2011
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$588	$673
Corn Processing	349	349
Agricultural Services	740	442
Other	1	8
Corporate	41	40
Total	$1,719	$1,512

Geographic information:  The following geographic data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the net book value of property, plant, and equipment.

	2012	2011	2010
	(In millions)
Net sales and other operating income
United States	$46,593	$42,390	$33,362
Switzerland	9,698	8,413	5,770
Germany	9,656	6,217	6,424
Other Foreign	23,091	23,656	16,126
	$89,038	$80,676	$61,682

Long-lived assets
United States	$7,288	$7,234
Foreign	2,524	2,266
	$9,812	$9,500

Note 19.     Asset Impairment Charges and Exit Costs

During the second quarter of fiscal 2012, the Company determined that the carrying values of its Clinton, IA, bioplastic facility’s long-lived assets were greater than their future net undiscounted cash flows.  Accordingly, the Company recorded charges in the Corn Processing segment related to the impairment of its Clinton, IA, bioplastic facility’s property, plant, and equipment and inventories.  In addition, the Company recognized an other-than-temporary impairment charge in Corporate related to its investment in Metabolix, Inc.  As of June 30, 2012, the carrying amounts of the impaired property, plant, and equipment and inventories approximate their estimated fair values.  The Company estimated the fair value of these assets based on limited market data available and on its ability to redeploy the assets within its own operations.

During the third quarter of fiscal 2012, the Company recorded in its Corn Processing segment $14 million in facility exit and other related costs related to the closure of its ethanol facility in Walhalla, ND, which was partially offset by a $3 million recovery of prior quarter bioplastic-related charges.  In addition, the Company incurred $3 million of facility exit and other related costs in Corporate.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Asset Impairment Charges and Exit Costs (Continued)

In January 2012, the Company announced a plan to streamline its organizational structure, reducing its global workforce to enhance the cost structure of the Company.  Over 1,200 positions, primarily salaried, will be eliminated.  To help achieve this reduction, the Company offered a voluntary early retirement incentive in the U.S.  The Company expects that these actions, in concert with other targeted cost reductions, will, when fully implemented by March 2013, reduce its annual pre-tax expenses by approximately $150 million.  A significant portion of the savings was realized by the end of the fiscal year 2012.  The Company achieved a significant portion of the position reductions through the voluntary early retirement incentive in the U.S. and offered severance and outplacement assistance to other affected employees.

The following table summarizes the Company’s significant asset impairment, exit, and restructuring costs for the fiscal year ended June 30, 2012:

2012
(In millions)

Employee-related costs (1)	$71
Facility exit and other related costs (2)	366
Total asset impairment, exit, and restructuring costs	$437

(1)
These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension remeasurement charges triggered by an amendment of its U.S. plans due to the voluntary early retirement program.

(2)
Facility exit and other related costs consist of asset impairment charges and other costs related to the exit of the Clinton, IA, bioplastic and Walhalla, ND, ethanol facilities of $349 million in the Corn Processing segment and investment writedown and other facility exit-related costs of $17 million in Corporate.

There were no significant asset impairment charges and exit costs recognized in fiscal years 2011 and 2010.

Note 20.     Sale of Accounts Receivable

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At June 30, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Sale of Accounts Receivable (Continued)

As of June 30, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.6 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $8.9 billion for the four months ended June 30, 2012.  Of this amount, $8.9 billion pertains to cash collections on the deferred consideration.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding, which is classified as other current assets and was $0.6 billion at June 30, 2012.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under ASC 820) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the year ended June 30, 2012 resulted in an expense for the loss on sale of $4 million which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the year ended June 30, 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Note 21.     Contingencies, Guarantees and Commitments

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

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $30 million at June 30, 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal 2012
Net Sales	$21,902	$23,306	$21,155	$22,675	$89,038
Gross Profit	1,034	813	1,008	813	3,668
Net Earnings Attributable to
Controlling Interests	460	80	399	284	1,223
Basic Earnings Per
Common Share	0.68	0.12	0.60	0.43	1.84
Diluted Earnings Per
Common Share	0.68	0.12	0.60	0.43	1.84

Fiscal 2011
Net Sales	$16,799	$20,930	$20,077	$22,870	$80,676
Gross Profit	808	1,234	1,160	1,098	4,300
Net Earnings Attributable to
Controlling Interests	345	732	578	381	2,036
Basic Earnings Per
Common Share	0.54	1.15	0.91	0.59	3.17
Diluted Earnings Per
Common Share	0.54	1.14	0.86	0.58	3.13

Net earnings attributable to controlling interests for the second and third quarters of fiscal year 2012 include after-tax exit costs and asset impairment charges related primarily to the bioplastics facility and global workforce reduction program of $222 million and $52 million (equal to $0.33 and $0.08 per share), respectively as discussed in Note 19.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ,anagement’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of June 30, 2012 and 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012, of Archer-Daniels-Midland Company and our report dated August 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
August 24, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer-Daniels-Midland Company’s (ADM’s) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  ADM’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2012 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of June 30, 2012.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2012.  That report is included herein.

/s/ Patricia A. Woertz Patricia A. Woertz Chairman, Chief Executive Officer and President	/s/ Ray G. Young Ray G. Young Senior Vice President & Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 1, 2012 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	51

Mark A. Bemis	Senior Vice President and President, Corn Processing business unit since December 2010. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling and Other business unit from September 2009 to December 2010. President of ADM Cocoa from September 2001 to September 2009.	51

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006. Independent human resources consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005.	55

Stuart E. Funderburg	Assistant Secretary and Assistant General Counsel since November 2008. Corporate Counsel from October 2001 to November 2008.	48

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	60

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations. Vice President and Director-Group Operations Oilseeds Processing division from December 2005 to November 2008. Vice President-European Crushing and Refining Operations from March 2003 to December 2005.	52

Craig E. Huss	Senior Vice President of the Company from December 2010. Chief Risk Officer since August 2011. President, Agricultural Services business unit from September 2009 to August 2011. Vice President of the Company from January 2001 to December 2010. President of ADM Transportation from 1999 to September 2009.	60

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Matthew J. Jansen	Senior Vice President of the Company since December 2010. President, Oilseeds Processing business unit since February 2010. Vice President of the Company from January 2003 to December 2010. President, Grain Operations from August 2006 to February 2010. President, South American Oilseeds Processing Division from April 2000 to August 2006.	46

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations. Vice President-Corn Processing Operations from March 1999 to November 2008.	65

Mark L. Kolkhorst	Vice President of the Company since December 2010. President, Milling and Alliance Nutrition since March 2012. President, Milling and Cocoa from December 2010 to March 2012. President of ADM Milling from September 2007 to November 2010. President of Specialty Feed Ingredients from June 2005 to September 2007. Various merchandising and management positions from 1986 to 2005.	48

Domingo A. Lastra	Vice President of the Company since September 2009. Vice President, Business Growth since August 2011. President, South American Operations from August 2006 to August 2011. Director-Origination, Ports, Logistics and Fertilizer for South America from November 2003 to August 2006.	44

Juan R. Luciano	Executive Vice President and Chief Operating Officer since April 2011. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010. Various executive and sales positions at Dow Chemical Company from 1985 to December 2008.	51

Michael Lusk	Vice President of the Company since November 1999, with responsibility for the Company’s Captive Insurance operations.	63

Vikram Luthar	Group Vice President, Finance since January 1, 2012. Vice President, Finance and Treasurer of the Company from August 2010 to January 1, 2012. Vice President and Treasurer of the Company from November 2004 to August 2010.	45
Douglas R. Ostermann	Vice President and Treasurer of the Company since January 1, 2012. Assistant Treasurer of the Company from November 2009 to December 2011. Various global treasury management positions since 2004.	44
Victoria Podesta	Vice President of the Company since May 2007. Chief Communications Officer since December 2010. Corporate communications consultant for various global companies from 1989 to May 2007.	56
Scott A. Roberts	Assistant Secretary and Assistant General Counsel from July 1997.	51

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Ismael Roig	Vice President of the Company since December 2004. President, Asia Pacific since August 2011. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	45

Scott A. Roney	Vice President of the Company since April 2001, responsible for the Company’s Office of Compliance and Ethics from April 2001 to April 2012. Chief Compliance Officer since April 2012.	48

Marc A. Sanner	Vice President and General Auditor of the Company since November 2008. Assistant Controller from January 2003 to November 2008. Finance Director – Europe from 2005 to 2006.	59

Marschall I. Smith	Senior Vice President, Secretary and General Counsel since July 2012. Senior Vice President of Legal Affairs and General Counsel at 3M Company from June 2007 to July 2012.	67

John P. Stott	Vice President and Controller of the Company since December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005.	45

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010. Managing Director, European Oilseeds from September 2007 to September 2009. President of ADM European Oilseed Processing from February 2003 to September 2007.	46

Gary L. Towne	Vice President of the Company and Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. since September 2009. Manager Global Risk from August 2007 to September 2009. Vice President, Corn Processing from July 2000 to August 2007.	57

Patricia A. Woertz	Chairman of the Board of Directors since February 2007. Chief Executive Officer & President of the Company since May 2006.	59

Ray G. Young	Senior Vice President of the Company since November 2010. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010. Various executive and financial positions at General Motors from 1986 to March 2008.	50

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2012,” “Outstanding Equity Awards at Fiscal 2012 Year-End,” “Option Exercises and Stock Vested During Fiscal 2012,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2012” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 1, 2012, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 1, 2012, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 1, 2012, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on November 1, 2012, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
2010	$103	2	–	(8)	$97
2011	$97	9	(12)	6	$100
2012	$100	13	(13)	(8)	$92

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications, business combinations, and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i)
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

(i)
Indenture dated June 1, 1986, between the registrant and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

the $300,000,000 – 8 3/8% Debentures due April 15, 2017,
the $250,000,000 – 7 1/8% Debentures due March 1, 2013,
the $350,000,000 – 7 1/2% Debentures due March 15, 2027,
the $200,000,000 – 6 3/4% Debentures due December 15, 2027,
the $300,000,000 – 6 5/8% Debentures due May 1, 2029,
the $400,000,000 – 7% Debentures due February 1, 2031,
the $500,000,000 – 5.935% Debentures due October 1, 2032,
the $600,000,000 – 5.375% Debentures due September 15, 2035, and
the $250,000,000 – 6.95% Debentures due 2097.

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
the $700,000,000 – 5.45% Notes due March 15, 2018,
the $750,000,000 – 4.479% Notes due March 1, 2021,
the $1,000,000,000 – 5.765% Debentures due March 1, 2041,
the $1,500,000,000 – Floating Rate Notes due August 13, 2012, and
the $527,688,000 – 4.535% Debentures due March 26, 2042.

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

(10)
Material Contracts - Copies of the Company’s equity compensation plans, deferred compensation plans and agreements with executive officers, pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, are incorporated herein by reference as follows:

(i)
The Archer-Daniels-Midland 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 1996 (File No. 1-44)).

(ii)
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

(vii)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

(viii)
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

(x)	Form of Stock Option Agreement for non-NEO employees.

(xi)	Form of Restricted Stock Award Agreement for non-NEO employees.

(xii)	Form of Restricted Stock Unit Award Agreement for non-NEO employees.

(xiii)	Form of Stock Option Agreement for NEOs.

(xiv)	Form of Restricted Stock Award Agreement for NEOs.

(xv)	Form of Restricted Stock Unit Award Agreement for NEOs.

(xvi)	Form of Stock Option Agreement for international employees.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xvii)	Form of Restricted Stock Unit Agreement for international employees.

(xviii)
Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on May 1, 2006.

(xix)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2009).
(xx)	Form of Performance Share Unit Award Agreement (grant to J. Luciano) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on March 25, 2011).
(xxi)
Restricted Stock Award Agreement with Steven R. Mills dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on November 3, 2010).

(xxii)
Restricted Stock Award Agreement with John D. Rice dated November 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on November 3, 2010).

(xxiii)
Separation Agreement, dated as of November 2, 2011, by and between the Company and Steven R. Mills (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on November 7, 2011).

(xxiv)
Separation Agreement, dated as of April 13, 2012, by and between the Company and John D. Rice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on April 16, 2012).

(xxv)
Separation Agreement, dated as of May 3, 2012, by and between the Company and David J. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on May 9, 2012.

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2012

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ M. I. Smith
M. I. Smith
Senior Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 24, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ P. Dufour
P. A. Woertz*,	P. Dufour*,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ D. E. Felsinger
/s/ R. G. Young	D. E. Felsinger*,
R. G. Young	Director
Senior Vice President and
Chief Financial Officer	/s/ A. Maciel
(Principal Financial Officer)	A. Maciel*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ P. J. Moore
Vice President and Controller	P. J. Moore*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ T. F. O’Neill
A. L. Boeckmann*,	T. F. O’Neill*,
Director	Director

/s/ G. W. Buckley	/s/ K. R. Westbrook
G. W. Buckley*,	K. R. Westbrook*,
Director	Director

/s/ M. H. Carter	/s/ M. I. Smith
M. H. Carter*,	Attorney-in-Fact
Director

/s/ T. K. Crews
T. K. Crews*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and M. I. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.