Form 10-Q
period 2012-09-30
ARCHER DANIELS MIDLAND CO
filed 2012-11-05
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Common Stock, no par value—658,566,339 shares
(October 31, 2012)

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(In millions, except per share amounts)

Net sales and other operating income	$21,808	$21,902
Cost of products sold	21,002	20,868
Gross Profit	806	1,034

Selling, general, and administrative expenses	390	407
Asset impairment charge	146	-
Interest expense	106	113
Equity in earnings of unconsolidated affiliates	(113)	(124)
Interest income	(30)	(40)
Other (income) expense - net	12	18
Earnings Before Income Taxes	295	660

Income taxes	111	199
Net Earnings Including Noncontrolling Interests	184	461

Less: Net earnings (losses) attributable to noncontrolling interests	2	1

Net Earnings Attributable to Controlling Interests	$182	$460

Average number of shares outstanding – basic	660	673

Average number of shares outstanding – diluted	661	674

Basic and diluted earnings per common share	$0.28	$0.68

Dividends per common share	$0.175	$0.16

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(In millions)

Net earnings including noncontrolling interests	$184	$461
Other comprehensive income (loss):
Foreign currency translation adjustment	145	(498)
Tax effect	(7)	–
Net of tax amount	138	(498)

Pension liability adjustment	16	8
Tax effect	(7)	(2)
Net of tax amount	9	6

Deferred gain (loss) on hedging activities	54	3
Tax effect	(18)	(2)
Net of tax amount	36	1

Unrealized gain (loss) on investments	(11)	(94)
Tax effect	3	35
Net of tax amount	(8)	(59)
Other comprehensive income (loss)	175	(550)
Comprehensive income (loss) including noncontrolling
interests	359	(89)
Less: Comprehensive income (loss) attributable to noncontrolling
interests	4	1
Comprehensive income (loss) attributable to controlling
interests	$355	$(90)

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets
	(Unaudited)
	September 30,	June 30,
	2012	2012
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,235	$1,291
Short-term marketable securities	507	176
Segregated cash and investments	3,779	3,263
Trade receivables	3,003	3,439
Inventories	13,699	12,192
Other current assets	7,931	6,593
Total Current Assets	30,154	26,954

Investments and Other Assets
Investments in and advances to affiliates	3,379	3,388
Long-term marketable securities	246	262
Goodwill	541	603
Other assets	557	534
Total Investments and Other Assets	4,723	4,787

Property, Plant, and Equipment
Land	329	325
Buildings	4,697	4,609
Machinery and equipment	16,887	16,729
Construction in progress	1,058	1,027
	22,971	22,690
Accumulated depreciation	(13,088)	(12,878)
Net Property, Plant, and Equipment	9,883	9,812
Total Assets	$44,760	$41,553

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$3,678	$2,108
Trade payables	3,674	2,474
Accrued expenses and other payables	9,942	8,367
Current maturities of long-term debt	268	1,677
Total Current Liabilities	17,562	14,626

Long-Term Liabilities
Long-term debt	6,547	6,535
Deferred income taxes	775	783
Other	1,435	1,440
Total Long-Term Liabilities	8,757	8,758

Shareholders’ Equity
Common stock	6,130	6,102
Reinvested earnings	12,841	12,774
Accumulated other comprehensive income (loss)	(734)	(907)
Noncontrolling interests	204	200
Total Shareholders’ Equity	18,441	18,169
Total Liabilities and Shareholders’ Equity	$44,760	$41,553

See notes to consolidated financial statements.

 Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	September 30,
	2012	2011
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$184	$461
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	217	207
Asset impairment charge	146	-
Deferred income taxes	102	21
Equity in earnings of affiliates, net of dividends	(84)	(57)
Stock compensation expense	22	27
Deferred cash flow hedges	47	9
Other – net	24	114
Changes in operating assets and liabilities
Segregated cash and investments	(506)	13
Trade receivables	472	(623)
Inventories	(1,415)	809
Other current assets	(1,245)	(18)
Trade payables	1,197	714
Accrued expenses and other payables	1,322	410
Total Operating Activities	483	2,087

Investing Activities
Purchases of property, plant, and equipment	(252)	(443)
Net assets of businesses acquired	(21)	(12)
Cash divested from deconsolidation	-	(130)
Purchases of marketable securities	(466)	(181)
Proceeds from sales of marketable securities	147	481
Other – net	30	36
Total Investing Activities	(562)	(249)

Financing Activities
Long-term debt borrowings	3	2
Long-term debt payments	(1,412)	(85)
Net borrowings (payments) under lines of credit agreements	1,547	(663)
Debt exchange premiums	-	(32)
Purchases of treasury stock	-	(240)
Cash dividends	(115)	(107)
Other – net	-	(8)
Total Financing Activities	23	(1,133)

Increase (decrease) in cash and cash equivalents	(56)	705
Cash and cash equivalents – beginning of period	1,291	615
Cash and cash equivalents – end of period	$1,235	$1,320

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance June 30, 2012	659	$6,102	$12,774	$(907)	$200	$18,169

Comprehensive income
Net earnings			182		2
Other comprehensive income				173	2
Total comprehensive income						359
Cash dividends paid-$.175 per share			(115)			(115)
Stock compensation expense		22				22
Other		6				6
Balance September 30, 2012	659	$6,130	$12,841	$(734)	$204	$18,441

See notes to consolidated financial statements

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2012 are not necessarily indicative of the results that may be expected for the Company’s transition period ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2012.

Principles of Consolidation

In the first quarter of fiscal year 2012, the Company sold its majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), a previously wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no impact to after-tax earnings.

Change in Fiscal Year

On May 3, 2012, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013.  The Company’s required transition period of July 1, 2012 to December 31, 2012 will be included in a Form 10-K transition report.

Adoption of New Accounting Standards

Effective July 1, 2012, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, which requires the Company to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity.  The Company is required to apply the presentation and disclosure requirements of the amended guidance retrospectively.  The adoption of this amended guidance in the current quarter changed the financial statement presentation and required expanded disclosures in the Company’s consolidated financial statements but did not impact financial results.

Reclassifications

The prior year consolidated cash flows reflect changes made to the consolidated balance sheet presentation where trade receivables and trade payables are shown separately from other receivables and other payables, respectively, with no impact to total cash provided by (used in) operating, investing, or financing activities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and June 30, 2012.

	Fair Value Measurements at September 30, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$-	$5,653	$1,755	$7,408
Unrealized derivative gains:
Commodity contracts	1,393	1,697	282	3,372
Foreign exchange contracts	-	222	-	222
Interest contracts	-	1	-	1
Marketable securities	2,064	11	-	2,075
Deferred consideration	-	894	-	894
Total Assets	$3,457	$8,478	$2,037	$13,972

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,769	$917	$216	$2,902
Foreign exchange contracts	-	243	1	244
Other contracts	-	3	-	3
Inventory-related payables	-	539	40	579
Total Liabilities	$1,769	$1,702	$257	$3,728

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 1 assets and liabilities include exchange-traded derivative contracts, U.S. treasury securities, and certain publicly-traded equity securities.

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
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.  For the period ended September 30, 2012, the Company had no transfers between Levels 1 and 2.  Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.  Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

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

The Company’s derivative contracts are measured at fair value and include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3.  Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

expense–net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly-traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations, corporate and municipal debt securities, and certain equity investments are valued using third-party pricing services and substantially all are classified in Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program.  This amount is reflected in other current assets on the consolidated balance sheet (see Note 11).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012 and 2011.

	Level 3 Fair Value Assets Measurements at
	September 30, 2012
		Commodity
	Inventories	Derivative
	Carried at	Contracts	Total
	Market	Gains	Assets
	(In millions)

Balance, June 30, 2012	$1,462	$171	$1,633
Total increase (decrease) in unrealized
gains included in cost of products sold	164	109	273
Purchases	2,390	-	2,390
Sales	(2,225)	-	(2,225)
Settlements	-	(95)	(95)
Transfers into Level 3	157	128	285
Transfers out of Level 3	(193)	(31)	(224)
Ending balance, September 30, 2012	$1,755	$282	$2,037

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

	Level 3 Fair Value Liability Measurements at
	September 30, 2012
		Commodity
	Inventory-	Derivative
	related	Contracts	Total
	Payables	Losses	Liabilities
	(In millions)

Balance, June 30, 2012	$38	$179	$217
Total increase (decrease) in unrealized
losses included in cost of products sold	-	86	86
Purchases	2	-	2
Sales	-	-	-
Settlements	-	(105)	(105)
Transfers into Level 3	-	73	73
Transfers out of Level 3	-	(16)	(16)
Ending balance, September 30, 2012	$40	$217	$257

	Level 3 Fair Value Asset Measurements at
	September 30, 2011
		Commodity
	Inventories	Derivative
	carried at	Contracts	Total
	Market	Gains	Assets
	(In millions)

Balance, June 30, 2011	$762	$112	$874
Total increase (decrease) in unrealized gains
included in cost of products sold	(46)	197	151
Purchases	136	4	140
Sales	(261)	-	(261)
Settlements	-	(59)	(59)
Transfers into Level 3	767	50	817
Transfers out of Level 3	(10)	(34)	(44)
Ending balance, September 30, 2011	$1,348	$270	$1,618

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

	Level 3 Fair Value Liability Measurements at
	September 30, 2011
		Commodity
	Inventory-	Derivative
	related	Contracts	Total
	Payables	Losses	Liabilities
	(In millions)

Balance, June 30, 2011	$45	$44	$89
Total increase (decrease) in unrealized losses
included in cost of products sold	-	170	170
Purchases	(6)	1	(5)
Sales	2	-	2
Settlements	-	19	19
Transfers into Level 3	93	15	108
Transfers out of Level 3	-	(5)	(5)
Ending balance, September 30, 2011	$134	$244	$378

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.      Fair Value Measurements (Continued)

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2012 and June 30, 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis as of September 30, 2012, the unobservable component is a weighted average 14.8% of the total price for assets and 4.0% for liabilities.

	Weighted Average
	% of Total Price
	September 30, 2012		June 30, 2012
Component Type	Assets	Liabilities	Assets	Liabilities

Inventories
Basis	14.8%	4.0%	8.8%	2.3%
Transportation cost	10.7%	7.4%	8.5%	7.9%

Commodity Derivative Contracts
Basis	18.4%	19.0%	12.6%	11.8%
Transportation cost	8.6%	14.9%	12.6%	14.0%

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

Note 3.     Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of September 30, 2012 and June 30, 2012, the Company has certain derivatives designated as cash flow hedges.  Within the Note 3 tables, zeros represent minimal amounts.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.     Derivative Instruments and Hedging Activities (Continued)

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

As of September 30, 2012, the Company held an economic interest in 4.7% of GrainCorp Limited (“GrainCorp”) shares through two transactions with investment bank counterparties.  The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp (see Note 14 for more information).  One of the transactions is accounted for as an unfunded derivative instrument.  The other transaction is a hybrid financial instrument, as defined by applicable accounting standards, whereby the accounting rules require the Company to account for a funded host instrument and a separate embedded derivative instrument.  The funded amount on these transactions at September 30, 2012 is reported on the consolidated balance sheet in other current assets.  The company is required to measure these derivatives at fair value, which was based on GrainCorp’s stock price as traded on the Australia Stock Exchange.  These derivatives are reported as “Other Contracts” in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2012 and June 30, 2012.

	September 30, 2012		June 30, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$222	$244	$219	$291
Interest Contracts	1	-	-	-
Commodity Contracts	3,370	2,901	2,843	2,704
Other Contracts	-	3	1	-
Total	$3,593	$3,148	$3,063	$2,995

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.     Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012	2011
	(In millions)
Interest Contracts
Interest expense	$0	$0

FX Contracts
Net sales and other operating income	$51	$16
Cost of products sold	4	(134)
Other income (expense) - net	(76)	(6)

Commodity Contracts
Cost of products sold	$(436)	$620

Other Contracts
Other income (expense) - net	$(4)	$-
Total gain (loss) recognized in earnings	$(461)	$496

Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables above.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately.

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of September 30, 2012, the Company has $58 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $57 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.     Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 1% and 100% of its monthly anticipated grind.  At September 30, 2012, the Company has designated hedges representing between 1% to 20% of its anticipated monthly grind of corn for the next 17 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 19% and 30% of the quantity of its anticipated monthly natural gas purchases.  At September 30, 2012, the Company has designated hedges representing between 8% to 49% of its anticipated monthly natural gas purchases for the next 15 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 9 million to 21 million gallons of ethanol per month under this program.  At September 30, 2012, the Company has designated hedges representing between 0.4 million to 11 million gallons of contracted ethanol sales per month over the next 4 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  During the past 12 months, the Company hedged between $24 million to $30 million of forecasted foreign currency expenditures.  As of September 30, 2012, the Company has designated hedges of $25 million of its forecasted foreign currency expenditures.  At September 30, 2012, the Company has $2 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize all of these after-tax losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At September 30, 2012, AOCI included $22 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The Company will recognize $1 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.     Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the fair value of derivatives designated as hedging instruments as of September 30, 2012 and June 30, 2012.

	September 30, 2012		June 30, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$2	$1	$-	$-
Total	$2	$1	$-	$-

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the three months ended September 30, 2012 and 2011.

		Three months ended
	Consolidated Statement of	September 30,
	Earnings Locations	2012	2011
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	89	0
	Net sales and other operating income	0	2
Ineffective amount recognized in earnings	Cost of products sold	(18)	(1)
Total amount recognized in earnings		$70	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.     Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended September 30, 2012 and 2011.

Three months ended
September 30, 2012
(In millions)

Balance at June 30, 2012	$50
Unrealized gains	142
Gains reclassified to earnings	(88)
Tax effect	(18)
Balance at September 30, 2012	$86

Three months ended
September 30, 2011
(In millions)

Balance at June 30, 2011	$29
Unrealized gains	6
Gains reclassified to earnings	(3)
Tax effect	(2)
Balance at September 30, 2011	$30

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.     Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)
September 30, 2012

United States government obligations
Maturity less than 1 year	$698	$-	$-	$698
Maturity 1 to 5 years	96	1	-	97
Government-sponsored enterprise obligations
Maturity 1 to 5 years	3	-	-	3
Corporate debt securities
Maturity 1 to 5 years	8	-	-	8
Other debt securities
Maturity less than 1 year	671	-	-	671
Maturity 1 to 5 years	3	-	-	3
Equity securities
Available-for-sale	122	-	(12)	110
Trading	25	-	-	25
	$1,626	$1	$(12)	$1,615

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)
June 30, 2012

United States government obligations
Maturity less than 1 year	$562	$-	$-	$562
Maturity 1 to 5 years	87	1	-	88
Corporate debt securities
Maturity 1 to 5 years	24	-	-	24
Other debt securities
Maturity less than 1 year	385	-	-	385
Maturity 1 to 5 years	4	-	-	4
Equity securities
Available-for-sale	124	2	(4)	122
Trading	24	-	-	24
	$1,210	$3	$(4)	$1,209

All of the $12 million in unrealized losses at September 30, 2012 arose within the last 12 months and are related to the Company’s investment in two securities.  The market value of the available-for-sale equity securities that have been in an unrealized loss position for less than 12 months is $108 million.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30, 2012	June 30, 2012
	(In millions)

Unrealized gains on derivative contracts	$3,372	$3,063
Deferred receivables consideration	894	629
Other current assets	3,665	2,901
	$7,931	$6,593

Note 6.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30, 2012	June 30, 2012
	(In millions)

Unrealized losses on derivative contracts	$2,902	$2,995
Grain accounts and margin deposits	4,762	4,166
Other accruals and payables	2,278	1,206
	$9,942	$8,367

Note 7.     Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in 2014. As of September 30, 2012, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 10 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.

At September 30, 2012, the fair value of the Company’s long-term debt exceeded the carrying value by $1.6 billion, as estimated using quoted market prices (a Level 2 measurement under ASC 820).

At September 30, 2012, the Company had lines of credit totaling $8.6 billion, of which, $5.3 billion were unused.  Of the Company’s total lines of credit, $6.3 billion support a commercial paper borrowing facility, against which there was $2.4 billion of commercial paper outstanding at September 30, 2012.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable.  As of September 30, 2012, the Company utilized all of its $1.0 billion facility under the Program (see Note 11 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Debt and Financing Arrangements (Continued)

In October 2012, the Company issued $570 million of 4.016% Debentures due in 2043 (the New Debentures) in exchange for $568 million of its previously issued and outstanding 5.765%, 5.935%, 6.45%, 6.625%, 6.75%, 6.95%, 7% and 7.5% debentures.  The Company paid $196 million of debt premium to certain bondholders associated with these exchanges.  The discount on the New Debentures and debt premium paid to the bondholders is being amortized over the life of the New Debentures using the effective interest method.

Note 8.     Income Taxes

The Company’s effective income tax rate for the quarter ended September 30, 2012 was 38%, compared to 30% for the quarter ended September 30, 2011 and 30% for the full fiscal year 2012.  The effective income tax rate of 38% included $8 million of discrete tax expense, a valuation allowance for a portion of the tax benefit associated with the Gruma impairment charge (see Note 12), and income tax expense associated with foreign currency re-measurement of non-monetary assets in Brazil.  Excluding these items, the effective income tax rate would have been 30%, which is comparable to the prior year rate.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $472 million, $19 million, and $83 million, respectively (inclusive of interest and adjusted for variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $101 million (as of September  30, 2012 and subject to variation in currency exchange rates).

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

Note 8.     Income Taxes (Continued)

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

Note 9.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:
	Three Months Ended
	September 30,
	2012	2011
	(In millions)

Net gain on marketable securities transactions	$(2)	$(5)
Charges from debt buyback or exchange	-	12
Other – net	14	11
	$12	$18

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results principally include the impact of LIFO inventory-related adjustments, unallocated corporate expenses, and interest cost net of investment income.  Prior to January 1, 2012, Corporate results also included the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Segment Information (Continued)

For detailed information regarding the Company’s reportable segments, see Note 18 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.

	Three Months Ended
	September 30,
	2012	2011
	(In millions)
Sales to external customers
Oilseeds Processing	$9,688	$9,071
Corn Processing	3,126	3,293
Agricultural Services	8,956	9,510
Other	38	28
Total	$21,808	$21,902

Intersegment sales
Oilseeds Processing	$454	$389
Corn Processing	35	31
Agricultural Services	1,186	666
Other	41	38
Total	$1,716	$1,124

Net sales
Oilseeds Processing	$10,142	$9,460
Corn Processing	3,161	3,324
Agricultural Services	10,142	10,176
Other	79	66
Intersegment elimination	(1,716)	(1,124)
Total	$21,808	$21,902

Segment operating profit
Oilseeds Processing	$336	$220
Corn Processing	68	183
Agricultural Services	78	323
Other	16	(5)
Total segment operating profit	498	721
Corporate	(203)	(61)
Earnings before income taxes	$295	$660

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Sale of Accounts Receivable

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At September 30, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2013.

As of September 30, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a $0.9 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $9.3 billion for the three months ended September 30, 2012.  Of this amount, $9.3 billion pertains to cash collections on the deferred consideration.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under ASC 820) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the three months ended September 30, 2012 resulted in an expense for the loss on sale of $2 million which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the three months ended September 30, 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.      Asset Impairment Charge

As part of the Company’s ongoing portfolio management, the Company decided to divest its interests in Gruma S.A.B. de C.V. and related joint ventures (“Gruma”).  As a result, the Company’s equity method investments in Gruma were evaluated for impairment.  In the quarter ended September 30, 2012, the Company recorded a $146 million pre-tax asset impairment charge ($0.16 per share after tax) on its investments in Gruma by comparing the carrying value, including $123 million of cumulative unrealized foreign currency translation losses, to estimated fair value.  Fair value was estimated based on negotiations which resulted in the Company entering into a non-binding letter of intent to sell its interests in Gruma to a third party on October 16, 2012.  The agreement is subject to the approvals of the Company and Gruma’s boards of directors and to rights of first refusals on the part of Gruma’s controlling shareholder.

Note 13.     Contingencies

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws.  The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has recently completed its internal review and has initiated discussions with the Department of Justice and the Securities and Exchange Commission on the resolution of this matter.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  The Company has not recorded any liability for any assessments that may be imposed by the government agencies pertaining to this matter because the amount cannot be reasonably estimated.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

Note 14.      Subsequent Events

On September 20, 2012, the Company amended its U.S. qualified pension plans and began notifying certain former employees of the Company of its offer to pay those employees’ pension benefit in a lump sum.  Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of the U.S. qualified pension plans who terminated employment prior to August 1, 2012 and who have not yet started receiving monthly payments of their pension benefits.  The Company is offering the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The Company estimates that, depending on participation rates estimated at 50% to 75%, the voluntary lump sum payments, to be paid from plan assets, could reduce its global pension benefit obligation by approximately $140-$210 million and improve its pension underfunding by approximately $35-$55 million.  The Company estimates that it will also have to incur a non-cash pre-tax charge of approximately $45-$65 million in the quarter ending December 31, 2012 as a result of the requirement to expense the unrealized actuarial losses currently recognized in accumulated other comprehensive income (loss) that relate to liabilities that will be settled at December 31, 2012.  The Company expects ongoing pension expense to be reduced by $4-$5 million on an annual pre-tax basis.  Actual participation rates and payout amounts will not be known until December 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.      Subsequent Events (Continued)

On October 19, 2012, the Company announced that it had acquired a 14.9% economic interest in GrainCorp (see Note 3 for disclosure about this investment).  The Company has approached GrainCorp with the aim of arriving at an agreement under which GrainCorp’s Board of Directors would recommend to its shareholders a cash acquisition by the Company. Any agreement would be subject to satisfactory due diligence, regulatory approvals and other conditions.  As of the date of this report, no agreement had been reached between the Company and GrainCorp.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and its equity investment in Gruma S.A.B. de C.V (“Gruma”).

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s oilseeds processing and agricultural services operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold.  Thus, changes in net sales and other operating income amounts do not necessarily correspond to changes in margins and gross profit of these businesses.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net earnings attributable to controlling interests decreased $278 million to $182 million due to a $223 million decrease in segment operating profit and changes in LIFO inventory valuations partially offset by lower income tax expense.  Segment operating profit this quarter includes a $146 million impairment charge related to the Company’s planned divestment of its equity method investments in Gruma and Gruma-related joint ventures.  LIFO inventory charges this quarter were $53 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $126 million in the first quarter of fiscal 2012 caused by decreasing agricultural commodity prices.

Income taxes decreased $88 million due to lower earnings before income taxes partially offset by a higher effective income tax rate.  The effective income tax rate of 37.6% included $8 million of discrete tax expense, a valuation allowance for a portion of the tax benefit associated with the Gruma impairment charge, and income tax expense associated with foreign currency re-measurement of non-monetary assets in Brazil.  Excluding these items, the effective income tax rate would have been 30.1%, which is comparable to the prior year rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, protein meal demand continues to increase although at a declining rate.  Demand for corn sweeteners remains solid, supported by exports.  Weaker U.S. ethanol exports, stronger U.S. imports of ethanol from Brazil, and slow E15 implementation kept industry margins negative. From a supply perspective, following below-average harvests in North and South America, corn and soybean supplies are tight and commodity market prices are higher.  In South America, farmers are responding to high crop prices with record soybean plantings.

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$5,988	$4,818	$1,170
Refining, Packaging, Biodiesel and Other	2,750	3,249	(499)
Cocoa and Other	839	925	(86)
Asia	111	79	32
Total Oilseeds Processing	9,688	9,071	617

Corn Processing
Sweeteners and Starches	1,206	1,184	22
Bioproducts	1,920	2,109	(189)
Total Corn Processing	3,126	3,293	(167)

Agricultural Services
Merchandising and Handling	7,862	8,362	(500)
Transportation	61	74	(13)
Milling and Other	1,033	1,074	(41)
Total Agricultural Services	8,956	9,510	(554)

Other
Financial	38	28	10
Total Other	38	28	10
Total	$21,808	$21,902	$(94)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income decreased $94 million to $21.8 billion.  Lower sales volumes reduced net sales and other operating income by $1.0 billion while higher average selling prices increased net sales and other operating income by $1.5 billion.  Changes due to foreign currency exchange rates decreased net sales and other operating income by $0.8 billion.  Oilseeds Processing sales increased 7% to $9.7 billion due principally to higher average selling prices of protein meal and merchandised commodities and higher sales volumes of vegetable oils and protein meal.  Corn Processing sales decreased 5% to $3.1 billion due principally to lower average selling prices of ethanol.  Agricultural Services sales decreased 6% to $9.0 billion, due to lower sales volumes partially offset by higher average selling prices.

Cost of products sold increased $134 million to $21.0 billion due principally to higher costs of agricultural commodities and negative impacts resulting from changes in LIFO inventory valuations partially offset by lower manufacturing costs and $0.8 billion related to the effects of changing foreign currency rates.  Manufacturing expenses decreased $97 million, 7%, due principally to lower energy costs, repairs and maintenance cost, and employee and benefit-related costs.

Selling, general and administrative expenses decreased 4% to $390 million due principally to lower employee and benefit-related costs partially offset by higher provisions for bad debt expense.

Asset impairment charges represent impairments of $146 million related to the Company’s planned divestment of its equity method investments in Gruma and Gruma-related joint ventures.

Interest expense decreased 6% to $106 million primarily due to lower outstanding long term debt, higher interest costs capitalized on long-term construction projects, and lower interest expense related to uncertain income tax positions.

Interest income decreased 25% to $30 million due principally to interest income received in the quarter ended September 30, 2011 related to a settlement of a gain contingency.

Other (income) expense – net declined $6 million to $12 million of income due primarily to the absence of debt buyback charges this quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$256	$106	$150
Refining, Packaging, Biodiesel, and Other	28	55	(27)
Cocoa and Other	29	2	27
Asia	23	57	(34)
Total Oilseeds Processing	336	220	116

Corn Processing
Sweeteners and Starches	94	30	64
Bioproducts	(26)	153	(179)
Total Corn Processing	68	183	(115)

Agricultural Services
Merchandising and Handling	108	209	(101)
Transportation	19	28	(9)
Milling and Other	(49)	86	(135)
Total Agricultural Services	78	323	(245)

Other
Financial	16	(5)	21
Total Other	16	(5)	21
Total Segment Operating Profit	498	721	(223)
Corporate	(203)	(61)	(142)
Earnings Before Income Taxes	$295	$660	$(365)

Oilseeds Processing operating profit increased $116 million to $336 million.  Crushing and Origination operating profit increased $150 million to $256 million as results in North America, Europe and South America improved.  The company’s U.S. soybean operations delivered strong results, with high seasonal utilization amid good U.S. demand and meal exports.  In Europe, soybean and rapeseed crushing earnings improved significantly.  Refining, Packaging, Biodiesel, and Other results decreased $27 million to $28 million with steady results in North and South American offset by weaker European biodiesel results. Cocoa and Other results increased $27 million as weaker cocoa press margins were offset by the absence of last year’s net unrealized mark-to-market losses related to certain forward purchase and sales commitments accounted for as derivatives.  Asia results decreased $34 million to $23 million and principally reflect the Company’s share of its results from equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profits decreased $115 million to $68 million.  Sweeteners and Starches operating profit increased $64 million to $94 million, as tight sweetener industry capacity supported higher average selling prices.  The year-ago quarter’s results were negatively impacted by higher net corn costs related to the timing effects of economic hedges.  Bioproducts profit in the quarter decreased $179 million to a $26 million loss.  Weaker U.S. ethanol exports, stronger U.S. imports of ethanol from Brazil, and slow E15 implementation kept industry margins negative.

Agricultural Services operating profits, including the $146 million Gruma asset impairment charge, decreased $245 million to $78 million.  Merchandising and Handling earnings decreased $101 million mostly due to weaker U.S. merchandising results impacted by the smaller U.S. harvest.  Earnings from transportation operations decreased $9 million to $19 million due to low barge freight utilization driven by reduced corn exports from the U.S.  Milling and Other operating profit decreased $135 million to a loss of $49 million due principally to a $146 million impairment charge on the Company’s equity method investments in Gruma and Gruma-related joint ventures.  Milling results remained strong, and the Company’s feed business saw improved margins amid stronger demand.

Other financial operating profit increased $21 million to $16 million mainly due to improved results of the Company’s captive insurance subsidiary and futures commission merchant business.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
	(In millions)

LIFO credit (charge)	$(53)	$126	$(179)
Interest expense - net	(107)	(98)	(9)
Unallocated corporate costs	(70)	(84)	14
Charges from debt buyback and exchange	–	(4)	4
Other	27	(1)	28
Total Corporate	$(203)	$(61)	$(142)

Corporate results were a loss of $203 million this quarter compared to a loss of $61 million last year.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $53 million compared to a credit of $126 million for the prior year quarter.  Corporate interest expense - net increased $9 million mostly due to the absence of interest income received in the prior year’s quarter related to a contingent gain settlement.   Unallocated corporate costs were lower primarily due to lower employee and employee benefit-related costs and administrative expenses.  The increase in other income is primarily due to improved earnings from corporate investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital-intensive, agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations and lines of credit including a commercial paper borrowing facility.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

Cash provided by operating activities was $0.5 billion for the quarter compared to cash provided by operating activities of $2.1 billion the same quarter last year.  Working capital changes decreased cash in the current year by $0.2 billion and increased cash $1.3 billion in the prior year principally driven by changes in prices of agricultural commodities. Cash used in investing activities was $0.6 billion for the quarter compared to a $0.2 billion use in the same quarter last year.  Capital expenditures were $0.25 billion in the current quarter compared to $0.44 billion in the prior year, as concerted efforts have been made to enhance the Company’s capital allocation process and drive capital efficiency to improve returns.  In the prior year’s quarter, the Company reduced its holdings of marketable securities by a net $0.3 billion and divested cash of $0.1 billion as a result of deconsolidation of the Company’s banking operations.  In this year’s quarter, the Company reinvested a net $0.3 billion of its excess cash into marketable securities.  Cash provided by financing activities was $23 million for the quarter comprised of proceeds from net borrowings offset by dividend payments.  Cash used in financing activities of $1.1 billion the same quarter last year was primarily for repayment of debt, stock buybacks under publicly announced share repurchase programs, and dividend payments.

At September 30, 2012, the Company had $1.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is $8.6 billion of readily marketable commodity inventories.  At September 30, 2012, the Company’s capital resources included net worth of $18.4 billion and lines of credit totaling $8.6 billion, of which $5.3 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at September 30, 2012 and at June 30, 2012.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $6.3 billion support a commercial paper borrowing facility, against which there was $2.4 billion of commercial paper outstanding at September 30, 2012.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).   The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company’s access to liquidity through efficient use of its balance sheet assets.  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program.  The Program terminates on June 28, 2013 (see Note 11 for more information and disclosures on the Program). As of September 30, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a receivable for deferred consideration included in other current assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In October 2012, the Company issued $570 million of 4.016% Debentures due in 2043 (the New Debentures) in exchange for $568 million of its previously issued and outstanding 5.765%, 5.935%, 6.45%, 6.625%, 6.75%, 6.95%, 7% and 7.5% debentures.  The Company paid $196 million of debt premium to certain bondholders associated with these exchanges.  The discount on the New Debentures and the premiums paid to the bondholders are being amortized over the life of the New Debentures using the effective interest method.

On October 19, 2012, the Company announced that it had acquired a 14.9% economic interest in GrainCorp Limited (“GrainCorp”).  The Company has approached GrainCorp with the aim of arriving at an agreement under which GrainCorp’s Board of Directors would recommend to its shareholders a cash acquisition by the Company. Any agreement would be subject to satisfactory due diligence, regulatory approvals and other conditions.  As of the date of this report, no agreement had been reached between the Company and GrainCorp.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2012 and June 30, 2012 were $26.1 billion and $18.8 billion, respectively.  The increase is principally related to higher seasonal obligations to purchase additional quantities of agricultural commodity inventories and, to a lesser extent, higher prices.  As of September 30, 2012, the Company expects to make payments related to purchase obligations of $24.6 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations and off-balance sheet arrangements during the three months ended September 30, 2012.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the three months ended September 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2012 are described below.  There were no material changes during the quarter in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in customer preferences and standards of living, and global production of similar and competitive crops.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

	Three months ended		Year ended
	September 30, 2012		June 30, 2012
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$2,218	$222	$1,477	$148
Lowest position	998	100	(383)	(38)
Average position	1,617	162	546	55

The change in fair value of the average position was principally the result of an increase in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws.  The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has recently completed its internal review and has initiated discussions with the Department of Justice and the Securities Exchange Commission on the resolution of this matter.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  The Company has not recorded any liability for any assessments that may be imposed by the government agencies pertaining to this matter because the amount cannot be reasonably estimated.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the three months ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

July 1, 2012 to
July 31, 2012	3,849	$29.535	218	68,399,359

August 1, 2012 to
August 31, 2012	52	30.660	52	68,399,307

September 1, 2012 to
September 30, 2012	200	26.405	200	68,399,107

Total	4,101	$29.397	470	68,399,107

(1)
Total shares purchased represents those shares purchased as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards.  During the three months ended September 30, 2012, the Company received 3,631 shares as payment for the exercise price of stock option exercises.

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
(4)(i)
Indenture, dated as of October 16, 2012, between ADM and The Bank of New York Mellon as Trustee, filed on October 17, 2012 as Exhibit 4.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(4)(ii)
Registration Rights Agreement, dated as of October 16, 2012, by and among ADM and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Barclays Capital Inc., BNP Paribas Securities Corp., HSBC Securities (USA) Inc., and J.P. Morgan Securities LLC, as Dealer Managers, filed on October 17, 2012 as Exhibit 4.4 to Form 8-K (File No. 1-44), is incorporated herein by reference.

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ M. I. Smith M. I. Smith Senior Vice President, Secretary and General Counsel

Dated: November 5, 2012