Form 10-KT
period 2012-12-31
ARCHER DANIELS MIDLAND CO
filed 2013-02-28
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2012 to December 31, 2012

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

Common Stock, no par value--$17.6 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of December 31, 2012)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—658,592,500 shares
(January 31, 2013)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 2, 2013, are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the transition period ended December 31, 2012.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

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

During the past five years, the Company has significantly expanded its agricultural commodity processing and handling capacity through construction of new plants, expansion of existing plants, and the acquisition of plants and transportation equipment.  There have been no significant dispositions during the last five years.

The Company’s prior fiscal years ended annually on June 30.  On May 3, 2012, the Board of Directors of the Company determined, in accordance with its Bylaws and upon the recommendation of the Audit Committee, that the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting January 1, 2013.  The required transition period of July 1, 2012 to December 31, 2012 is included in this Form 10-K transition report.

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

The Company has a 16.4% ownership interest in Wilmar International Limited (Wilmar), a Singapore publicly   listed company.  Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food industry.

Golden Peanut Company LLC (Golden Peanut), a wholly owned subsidiary of the Company, is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets and operator of a peanut shelling facility in Argentina.  The Company began consolidating the operating results of Golden Peanut in the third quarter of fiscal 2011.

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

Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer consists of a headquarters in Hamburg, Germany and 36 sales offices worldwide.  Toepfer operates inland, river, and export facilities in Argentina, Hungary, Romania, Ukraine, and the United States.

The Agricultural Services segment also includes the activities related to the origination and processing of wheat into wheat flour, the processing and distribution of formula feeds and animal health and nutrition products, and the procurement, processing, and distribution of edible beans.

Prior to December 2012, the Company had a 23.2% interest in Gruma S.A.B. de C.V. (Gruma), the world’s largest producer and marketer of corn flour and tortillas.  Additionally, the Company had joint ventures in corn flour and wheat flour mills with and through Gruma.  In December 2012, the Company sold its 23.2% interest in Gruma and the Gruma-related joint ventures.

Item 1.	BUSINESS (Continued)

Other

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Ltd., a member of several commodity exchanges and clearing houses in Europe, ADMIS Hong Kong Limited, and ADMIS Singapore Pte. Limited, are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.  ADMISI Commodities Private Limited, in which the Company owns 51% interest, and ADMISI Forex India Private Limited, a wholly owned subsidiary of the Company, offer broker services in India.

Captive insurance, which includes Agrinational Insurance Company (Agrinational), a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.  ADM Crop Risk Services is a managing general agent which sells and services crop insurance policies to farmers.  While Agrinational assumes some of the crop insurance risk, only an immaterial portion of this risk is retained by the Company after third-party reinsurance.

On September 30, 2011, the Company sold a majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank).  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012.  On December 12, 2012, the Company sold its remaining common equity interest in the Bank.  The Bank continues to provide public banking and trust services, as well as cash management, transfer agency, and securities safekeeping services, for the Company.

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates, of which the Company has a 41.5% interest, is a joint venture which targets investments in food, feed ingredients and bioproducts businesses.

Methods of Distribution

Since the Company’s customers are principally other manufacturers and processors, the Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to customers’ facilities.  The Company has developed a comprehensive transportation capability to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases large numbers of the trucks, trailers, railroad tank and hopper cars, river barges, towboats, and ocean-going vessels used to transport the Company’s products to its customers.

Item 1.	BUSINESS (Continued)

Concentration of Sales by Product

The following products account for 10% or more of net sales and other operating income for the following periods:

	% of Net Sales and Other Operating Income
	Six Months Ended December 31,		Years Ended June 30,
	2012	2011	2012	2011	2010

Soybeans	20%	17%	19%	21%	22%
Corn	10%	12%	11%	12%	10%
Soybean Meal	11%	8%	9%	9%	12%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  The Company does not expect any of the following products to have a significant impact on the Company’s net sales and other operating income in 2013.

The Company continues to broaden its portfolio of high stability low trans fats with the introduction of high oleic soy oil.  This new high oleic soy oil is now being sold on a commercial basis.

The Company has begun commercial production of Clarisoy®, a unique transparent soy protein under an agreement with Burcon Technologies to exclusively manufacture, market, and sell the product. Clarisoy® is being used in low pH beverage applications as well as dairy replacement applications at a neutral pH.

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

The Company has developed a feed product utilizing distillers dried yeast from corn wet mill stillage that will be introduced to customers in the aquaculture market in 2013.  Efforts are underway to produce this product in early-stage commercial quantities.  The feed product is a plant-based alternative to other protein sources such as fish meal or poultry meal.

The Company is producing commercial volumes of propylene glycol and semi-commercial quantities of isosorbide under its Evolution Chemicals™ line.  The Company’s propylene glycol is an industrial ingredient made from glycerin or sorbitol that is a drop-in replacement to petroleum-based propylene glycol.  Derived from corn, isosorbide is a versatile chemical building block with wide ranging uses including the production of polyesters, polyurethanes, polycarbonates, epoxy resins, detergents, surfactants, and additives for personal care and consumer products.

Item 1.	BUSINESS (Continued)

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, Europe, Asia, Australia, and Africa, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, net of reimbursements of government grants, was approximately $28 million, $29 million, $56 million, $60 million, and $56 million, respectively.  The Company does not expect these research and development expenses to have a significant effect on net sales and other operating income in the next year.

Item 1.	BUSINESS (Continued)

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project, Illinois Basin Decatur Project led by Midwest Geological Sequestration Consortium, has finished construction and started operations in the first quarter of fiscal year ended June 30, 2012.  The second project, the Illinois Industrial Carbon Capture & Sequestration, has met the milestone for completing the front end engineering designs and commenced construction in the fourth quarter of fiscal year ended June 30, 2012. This facility is expected to be operational in the third quarter of calendar year 2013.

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

Environmental Compliance

During the six months ended December 31, 2012, $36 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Number of Employees

The number of full-time employees of the Company was approximately 30,600 at December 31, 2012 and 30,200 at June 30, 2012.  The net increase in the number of full-time employees is primarily related to business combinations and expansions.

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

References to our website address in this report are provided as a convenience and do not constitute, or should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

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

The availability and prices of agricultural commodities are subject to wide fluctuations due to changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in the availability and prices of agricultural commodities and, consequently, in the Company’s operating results and working capital requirements.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.  For example, the drought in North America in 2012 reduced the availability of corn and soybean inventories while prices increased.  If the drought persists through 2013, the availability of agricultural commodities could be further diminished and prices could continue to be higher.  High and volatile commodity prices can adversely affect the Company’s ability to meet its liquidity needs.

Item 1A.	RISK FACTORS (Continued)

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

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel can have a significant impact on the Company’s operating results.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

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

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with economic or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry.  An outbreak of disease could adversely affect demand for the Company’s products used as ingredients in livestock and poultry feed.  A decrease in demand for ingredients in livestock and poultry feed could adversely affect the Company’s revenues and operating results.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results.

The Company does business globally, connecting crops and markets in over 140 countries.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as accounting and income taxes, anti-corruption, anti-bribery, global trade, environmental, and handling of regulated substances.  Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, civil remedies including fines, injunctions, and recalls of its products, and damage to its reputation.

Item 1A.	RISK FACTORS (Continued)

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

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  If access to these navigable waters is interrupted, the Company’s operating results could be adversely affected.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Certain key regions of the U.S. experienced drought conditions in 2012.  If the drought continues in 2013, the lack of available water for use in processing operations and the impact of low water levels in navigable waters could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

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

The Company’s business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company has processes in place to monitor exposures to these risks and engages in strategies to manage these risks.  However, the Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $3.2 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the six months ended December 31, 2012 was $4.0 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	151	-	151	277	21	298
International	110	8	118	133	38	171
	261	8	269	410	59	469

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 2,000 barges, 14,300 rail cars, 400 trucks, 1,400 trailers, and 8 ocean going vessels; and leases, under operating leases, approximately 400 barges, 12,600 railcars, and 30 ocean going vessels.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned					Leased
		Refining,
		Packaging,
	Crushing &	Biodiesel, &	Cocoa &			Cocoa &
	Origination	Other	Other	Asia	Total	Other	Asia	Total
North America
U.S.*	23	27	14	-	64	-	-	-
Canada	3	3	1	-	7	1	-	1
Mexico	1	-	-	-	1	-	-	-
Total	27	30	15	-	72	1	-	1
Daily capacity
Metric tons (in 1,000's)	55	16	4	-	75	-	-	-
South America
Argentina	-	-	1	-	1	-	-	-
Bolivia	1	2	-	-	3	-	-	-
Brazil	5	12	1	-	18	-	-	-
Paraguay	1	1	-	-	2	-	-	-
Peru	-	1	-	-	1	-	-	-
Total	7	16	2	-	25	-	-	-
Daily capacity
Metric tons (in 1,000's)	17	17	-	-	34	-	-	-
Europe
Belgium	-	-	1	-	1	-	-	-
Czech Republic	1	1	-	-	2	-	-	-
France	-	1	-	-	1	-	-	-
Germany	4	12	2	-	18	-	-	-
Netherlands	1	3	2	-	6	-	-	-
Poland	2	5	-	-	7	-	-	-
Ukraine	1	-	-	-	1	-	-	-
U.K.	1	3	1	-	5	-	-	-
Total	10	25	6	-	41	-	-	-
Daily capacity
Metric tons (in 1,000's)	34	16	1	-	51	-	-	-
Asia
India	-	-	-	3	3	-	3	3
Singapore	-	-	1	-	1	-	-	-
Total	-	-	1	3	4	-	3	3
Daily capacity
Metric tons (in 1,000's)	-	-	-	2	2	-	3	3
Africa/Middle East
Ghana	-	-	1	-	1	-	-	-
Ivory Coast	-	-	1	-	1	-	-	-
Total	-	-	2	-	2	-	-	-
Daily capacity
Metric tons (in 1,000's)	-	-	-	-	-	-	-	-

Grand Total	44	71	26	3	144	1	3	4
Total daily capacity
Metric tons (in 1,000's)	106	49	5	2	162	-	3	3

*The U.S. plants are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing &	Cocoa &		Crushing &	Cocoa &
	Origination	Other	Total	Origination	Other	Total
North America
U.S.*	3	70	73	-	-	-
Canada	5	-	5	-	-	-
Total	8	70	78	-	-	-
Storage capacity
Metric tons (in 1,000's)	316	300	616	-	-	-
South America
Argentina	-	1	1	-	-	-
Bolivia	11	-	11	8	-	8
Brazil	41	2	43	6	1	7
Paraguay	32	-	32	7	-	7
Uruguay	1	-	1	6	-	6
Total	85	3	88	27	1	28
Storage capacity
Metric tons (in 1,000's)	2,866	6	2,872	622	2	624
Europe
Netherlands	1	-	1	-	-	-
Poland	1	-	1	-	-	-
Slovakia	3	-	3	-	-	-
Total	5	-	5	-	-	-
Storage capacity
Metric tons (in 1,000's)	284	-	284	-	-	-
Asia
Indonesia	-	1	1	-	2	2
Total	-	1	1	-	2	2
Storage capacity
Metric tons (in 1,000's)	-	8	8	-	16	16
Africa/Middle East
Cameroon	-	1	1	-	-	-
Ivory Coast	-	4	4	-	2	2
Total	-	5	5	-	2	2
Storage capacity
Metric tons (in 1,000's)	-	83	83	-	1	1

Grand Total	98	79	177	27	5	32
Total storage capacity
Metric tons (in 1,000's)	3,466	397	3,863	622	19	641

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Illinois, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
					Wet Milling,
					Dry Milling,
	Wet Milling	Dry Milling	Other	Total	& Other

North America
Illinois	1	1	5	7	-
Iowa	2	1	2	5	1
Minnesota	1	-	-	1	5
Nebraska	1	1	-	2	-
North Carolina	-	-	1	1	-
North Dakota	-	1	-	1	-
Total	5	4	8	17	6
Daily/Storage capacity
Metric tons (in 1,000's)	43	23	5	71	373

South America
Brazil	-	-	1	1	-
Total	-	-	1	1	-
Daily/Storage capacity
Metric tons (in 1,000's)	-	-	4	4	-

Grand Total	5	4	9	18	6
Total daily/storage capacity
Metric tons (in 1,000's)	43	23	9	75	373

Item 2.	PROPERTIES (Continued)

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising	Milling &		Milling &
	& Handling	Other	Total	Other
North America
U.S.*	2	68	70	-
Barbados	-	1	1	-
Belize	-	2	2	-
Canada	-	13	13	-
Grenada	-	2	2	-
Jamaica	-	3	3	-
Puerto Rico	-	2	2	-
Trinidad & Tobago	-	1	1	-
Total	2	92	94	-
Daily capacity
Metric tons (in 1,000's)	2	34	36	-
Europe
U.K.	-	3	3	4
Total	-	3	3	4
Daily capacity
Metric tons (in 1,000's)	-	1	1	1
Asia
China	-	2	2	-
Total	-	2	2	-
Daily capacity
Metric tons (in 1,000's)	-	-	-	-

Grand Total	2	97	99	4
Total daily capacity
Metric tons (in 1,000's)	2	35	37	1

*The U.S. plants are located in California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	198	21
Canada	1	-
Dominican Republic	1	-
Mexico	4	-
Total	204	21
Storage capacity
Metric tons (in 1,000's)	12,537	854
South America
Argentina	3	-
Total	3	-
Storage capacity
Metric tons (in 1,000's)	501	-
Europe
Germany	5	-
Hungary	1	-
Ireland	2	-
Romania	4	6
Ukraine	8	-
Total	20	6
Storage capacity
Metric tons (in 1,000's)	1,250	71

Grand Total	227	27
Total storage capacity
Metric tons (in 1,000's)	14,288	925

*The U.S. procurement facilities are located in Arkansas, Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, Wisconsin, and Wyoming.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share

Transition Period 2012-Quarter Ended
December 31	$29.23	$24.38	$0.175
September 30	29.57	25.02	0.175

Fiscal Year 2012-Quarter Ended
June 30	$33.98	$28.55	$0.175
March 31	32.36	28.11	0.175
December 31	30.55	23.69	0.175
September 30	32.41	24.42	0.160

Fiscal Year 2011-Quarter Ended
June 30	$37.28	$28.98	$0.160
March 31	38.02	30.13	0.160
December 31	34.03	28.53	0.150
September 30	33.54	25.02	0.150

The number of registered shareholders of the Company’s common stock at December 31, 2012, was 13,138.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

October 1, 2012 to October 31, 2012	474	$28.930	50	68,399,057

November 1, 2012 to November 30, 2012	247	26.506	247	68,398,810

December 1, 2012 to December 31, 2012	77	26.800	77	68,398,733

Total	798	$27.974	374	68,399,733

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards.  During the three-month period ended December 31, 2012, the Company received 424 shares as payment for the exercise price of stock option exercises.  There were no shares received as payment for the minimum withholding taxes on vested restricted stock awards.

(2)  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes all dividends have been reinvested and assumes an initial investment of $100 on June 30, 2007.  Information in the graph is presented for fiscal years ended June 30 and the transition period ended December 31, 2012.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/30/07
6/30/08
6/30/09
6/30/10
6/30/11
6/30/12
12/31/12
Archer Daniels Midland Company
S&P 500
S&P Consumer Staples

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Six Months Ended December 31,		Fiscal Years Ended June 30,
	2012	2011	2012	2011	2010	2009	2008
		(Unaudited)

Net sales and other operating income	$46,729	$45,208	$89,038	$80,676	$61,682	$69,207	$69,816
Depreciation	396	391	793	827	857	730	721
Net earnings attributable to controlling interests	692	540	1,223	2,036	1,930	1,684	1,780
Basic earnings per common share	1.05	0.81	1.84	3.17	3.00	2.62	2.76
Diluted earnings per common share	1.05	0.81	1.84	3.13	3.00	2.62	2.75
Cash dividends	230	224	455	395	372	347	316
Per common share	0.35	0.335	0.685	0.62	0.58	0.54	0.49
Working capital	$12,769	$12,395	$12,328	$14,286	$9,561	$10,523	$10,833
Current ratio	1.8	1.8	1.8	2.1	2.1	2.2	1.7
Inventories	13,836	12,415	12,192	12,055	7,871	7,782	10,160
Net property, plant, and equipment	10,123	9,601	9,812	9,500	8,712	7,950	7,125
Gross additions to property, plant, and equipment	641	1,058	1,719	1,512	1,788	2,059	1,789
Total assets	45,136	41,701	41,771	42,352	31,808	31,582	37,052
Long-term debt, excluding current maturities	6,456	6,762	6,535	8,266	6,830	7,592	7,443
Shareholders’ equity	19,131	18,165	18,169	18,838	14,631	13,653	13,666
Per common share	29.03	27.44	27.57	27.87	22.89	21.27	21.22
Weighted average shares outstanding-basic	660	669	665	642	643	643	644
Weighted average shares outstanding-diluted	661	670	666	654	644	644	646

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the six months ended December 31, 2012 include an asset impairment charge of $146 million ($107 million after tax, equal to $0.16 per share) related to the Company’s investments associated with Gruma, a gain of $62 million ($49 million after tax, equal to $0.07 per share) related to the Company’s interest in GrainCorp, a gain of $39 million ($24 million after tax, $0.04 per share) related to the sale of certain of the Company’s exchange membership interests, and charges of $68 million ($44 million after tax, $0.07 per share) related to pension settlements.

•
Net earnings attributable to controlling interests for the six months ended December 31, 2011 include exit costs and asset impairment charges of $352 million ($222 million after tax, equal to $0.33 per share) related primarily to the writedown of the Company’s Clinton, IA bioplastics facility.

•
Net earnings attributable to controlling interests for the year ended June 30, 2012 include exit costs and asset impairment charges of $437 million ($274 million after tax, equal to $0.41 per share) related primarily to the bioplastics facility and global workforce reduction program.

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended June 30, 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut, start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share), charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share), gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share) and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.  See Note 11 in Item 8, Financial Statements and Supplementary Data (Item 8), for earnings per share calculation.

•
Net earnings attributable to controlling interests for the year ended June 30, 2010 include a charge of $75 million ($47 million after tax, equal to $0.07 per share) related to loss on extinguishment of debt resulting from the repurchase of $500 million in aggregate principal amount of the Company’s outstanding debentures, and start up costs for the Company’s significant new greenfield plants of $110 million ($68 million after tax, equal to $0.11 per share).

•
Net earnings attributable to controlling interests for the year ended June 30, 2009 include a non-cash charge of $275 million ($171 million after tax, equal to $0.27 per share) related to currency derivative losses of the Company’s equity investee, Gruma, and a $158 million income tax charge (equal to $0.24 per share) related to the reorganization of the holding company structure in which the Company holds a portion of its equity investment in Wilmar.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 140 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and its equity investment in Gruma, which was sold in December 2012.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.  On September 30, 2011, the Company sold a majority ownership interest of the Bank.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal year ended June 30, 2012 resulting in no material effect to the Company’s earnings.  In December 2012, the Company sold its remaining common equity interest in the Bank resulting in no material effect to the Company’s earnings.

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

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, profit per metric ton, return on invested capital, EBITDA, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ADM’s Proposals to Acquire GrainCorp Limited

As of December 31, 2012, the Company held a 19.9% common equity interest in GrainCorp Limited (GrainCorp), a Company listed on the Australian Securities Exchange.  This interest was initially obtained through the use of two transactions with investment bank counterparties.  These transactions were accounted for as derivatives, and the derivatives were settled in equity shares of GrainCorp during the quarter ended December 31, 2012.  The Company recognized a pretax gain on these transactions of $62 million that is reported in Agricultural Services operating profit for the six months ended December 31, 2012.  The economic cost of these shares  (i.e. net of the derivative gains) was approximately $0.5 billion.

The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp.  During the quarter ended December 31, 2012, the Company delivered an initial non-binding proposal, followed later by a second non-binding proposal, with the aim of arriving at an agreement with GrainCorp’s Board of Directors under which they would recommend to GrainCorp shareholders an acquisition by the Company of all of GrainCorp, with the most recent proposal of Australian $12.20 per share in cash.  GrainCorp’s Board of Directors has rejected these proposals under their belief that this price materially undervalues GrainCorp.  The share price of Australian $12.20 values GrainCorp’s equity at approximately US$3 billion.

The Company continues to consider all of its options with its 19.9% shareholding in GrainCorp.  The three major credit rating agencies have put the Company’s credit rating on negative watch or negative outlook pending the final outcome of the GrainCorp acquisition proposal and the form of acquisition financing.  Should the Company’s credit rating be downgraded due to the consummation of the acquisition, the Company is confident it will continue to be able to access liquidity cost efficiently to fund the operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview - Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net earnings attributable to controlling interests increased $152 million to $692 million.  Asset impairment, exit, and restructuring costs in the current period decreased $115 million after tax ($206 million pretax).  Current period results also include gains of $49 million after tax related to the Company’s interest in GrainCorp and a gain of $24 million after tax related to the sale of certain of the Company’s exchange membership interests, partially offset by charges of $44 million after tax related to pension settlements.

Income taxes increased $66 million due to higher earnings before income taxes.  The effective income tax rate of 30.4% compares to the rate of 30.3% in the prior period.

Segment operating profit increased $243 million due to a $318 million improvement in operating results in the Oilseeds Processing segment, the absence of the prior period asset impairment charges of $339 million in the Corn Processing segment related primarily to the write-down of assets at its Clinton, IA bioplastics facility, and higher results of the Company’s Financial operations of $76 million, in part due to a gain on sale of certain of the Company’s exchange membership interests and favorable captive insurance loss reserve adjustments.  Partially offsetting these improvements were lower results in the current period in Corn Processing’s bioproducts business of $408 million, excluding the Clinton, IA asset impairment charge discussed above, and the current period loss of $146 million in the Agricultural Services segment related to the disposal of Gruma.

Corporate expenses were $27 million higher in the current period, due primarily to $68 million of pension settlement charges, partially offset by higher returns on corporate investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011 - Analysis of Statements of Earnings

Net sales and other operating income by segment for the six months ended December 31, 2012 and 2011 are as follows:

	Six Months Ended
	December 31,
(In millions)	2012	2011	Change
	(Unaudited)
Oilseeds Processing
Crushing and Origination	$10,784	$8,927	$1,857
Refining, Packaging, Biodiesel and Other	5,256	6,218	(962)
Cocoa and Other	1,746	1,952	(206)
Asia	266	240	26
Total Oilseeds Processing	18,052	17,337	715

Corn Processing
Sweeteners and Starches	2,405	2,316	89
Bioproducts	3,762	4,135	(373)
Total Corn Processing	6,167	6,451	(284)

Agricultural Services
Merchandising and Handling	20,159	19,061	1,098
Transportation	128	149	(21)
Milling and Other	2,154	2,154	-
Total Agricultural Services	22,441	21,364	1,077

Other
Financial	69	56	13
Total Other	69	56	13
Total	$46,729	$45,208	$1,521

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, protein meal demand continued to increase, particularly for U.S. domestic and export markets.  Demand for soybeans was solid.  Weaker U.S. gasoline demand and unfavorable global ethanol trade flows resulted in continued excess industry ethanol capacity.   From a supply perspective, following below-average harvests in the 2011/2012 crop year in North and South America, corn and soybean supplies were tight and commodity market prices were generally higher.  In South America, farmers responded to high crop prices with record soybean plantings for the 2012/2013 crop year.  The lower corn harvest in the U.S. due to the drought led to higher corn prices and higher demand for corn from South America.

Net sales and other operating income increased $1.5 billion to $46.7 billion.  Higher average selling prices increased net sales and other operating income by $4.9 billion, primarily due to increases in underlying commodity prices,  while lower sales volumes, inclusive of the effects of acquisitions, reduced net sales and other operating income by $2.4 billion.  Changes in foreign currency exchange rates decreased net sales and other operating income by $1.0 billion.  Oilseeds Processing sales increased 4% to $18.1 billion due principally to higher average selling prices of protein meal and soybeans and higher sales volumes of corn, primarily in South America, and protein meal.  Corn Processing sales decreased 4% to $6.2 billion due principally to lower average selling prices of ethanol.  Agricultural Services sales increased 5% to $22.4 billion, due to higher average selling prices of soybeans and wheat partially offset by lower sales volumes of corn.

Cost of products sold increased $1.6 billion to $44.9 billion due principally to higher costs of agricultural commodities partially offset by lower manufacturing costs and $1.1 billion related to the effects of changing foreign currency rates.  Manufacturing expenses decreased $102 million or 3%, due principally to lower energy and repairs and maintenance costs, and savings in employee and benefit-related costs.

Selling, general and administrative expenses increased $39 million to $869 million.  Included in selling, general, and administrative expenses are pension settlement charges of $68 million for the six months ended December 31, 2012.  Excluding these pension settlement charges, selling, general, and administrative expenses declined $29 million or 3% due principally to lower employee and benefit-related costs.

Asset impairment charges in the current period represent impairments of $146 million related to the Company’s divestment of its equity method investments in Gruma and Gruma-related joint ventures.  The prior year charges relate to the Company’s Clinton, IA bioplastics facility.  Property, plant, and equipment were written down to estimated fair value resulting in impairment charges of $320 million.  In addition, charges of $32 million were recognized for exit activities and to impair other assets.

Other income increased $97 million to $109 million due primarily to $62 million of gains related to the Company’s interest in GrainCorp and $39 million of gains on the sale of certain of the Company’s exchange membership interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the six months ended December 31, 2012 and 2011 are as follows:

	Six Months Ended
	December 31,
(In millions)	2012	2011	Change
	(Unaudited)
Oilseeds Processing
Crushing and Origination	$517	$227	$290
Refining, Packaging, Biodiesel, and Other	78	132	(54)
Cocoa and Other	65	(28)	93
Asia	87	98	(11)
Total Oilseeds Processing	747	429	318

Corn Processing
Sweeteners and Starches	191	105	86
Bioproducts	(120)	(51)	(69)
Total Corn Processing	71	54	17

Agricultural Services
Merchandising and Handling	299	315	(16)
Transportation	67	81	(14)
Milling and Other	29	167	(138)
Total Agricultural Services	395	563	(168)

Other
Financial	93	17	76
Total Other	93	17	76
Total Segment Operating Profit	1,306	1,063	243
Corporate	(309)	(282)	(27)
Earnings Before Income Taxes	$997	$781	$216

Corporate results are as follows:

	Six Months Ended
	December 31,
(In millions)	2012	2011	Change
	(Unaudited)

LIFO credit (charge)	$60	$67	$(7)
Interest expense - net	(219)	(197)	(22)
Unallocated corporate costs	(140)	(155)	15
Charges from debt buyback and exchange	(5)	(4)	(1)
Pension settlements	(68)	-	(68)
Other	63	7	56
Total Corporate	$(309)	$(282)	$(27)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $318 million to $747 million.  Crushing and Origination operating profit increased $290 million to $517 million as results in North America, Europe and South America improved.  The company’s U.S. soybean operations delivered strong results, with high seasonal utilization amid good U.S. and export meal demand.  In Europe, rapeseed and soybean crushing earnings improved significantly.  In South America, results benefited from improved soybean crushing margins.  Refining, Packaging, Biodiesel, and Other results decreased $54 million to $78 million primarily due to weaker European and U.S. biodiesel results.  Cocoa and Other results increased $93 million as weaker cocoa press margins were offset by the absence of last year’s net unrealized mark-to-market losses related to certain forward purchase and sales commitments accounted for as derivatives.  Asia results decreased $11 million to $87 million principally reflecting the Company’s share of its results from equity investee, Wilmar.

Corn Processing operating profit increased $17 million to $71 million.  The prior year results include $339 million in asset impairment charges and exit costs related to the Company’s Clinton, IA bioplastics facility.  Excluding the bioplastics charges and exit costs, Corn Processing operating profit declined $322 million.  Sweeteners and Starches operating profit increased $86 million to $191 million, as tight sweetener industry capacity supported higher average selling prices.  The prior period Sweeteners and Starches results were negatively impacted by higher net corn costs related to the timing effects of economic hedges.  Bioproducts profit decreased $69 million to a $120 million loss.  Excluding the $339 million prior year asset impairment charges, Bioproducts profit decreased $408 million.  Weak domestic gasoline demand and unfavorable global ethanol trade flows resulted in continued excess industry capacity, keeping ethanol margins negative.

Agricultural Services operating profit, including the current period $146 million Gruma asset impairment charge and $62 million gain on the Company’s interest in GrainCorp, decreased $168 million to $395 million.  Merchandising and Handling earnings decreased $16 million mostly due to weaker U.S. merchandising results impacted by the smaller U.S. harvest.  Merchandising and Handling earnings in the current period include the $62 million gain on the Company’s interest in GrainCorp.  Earnings from transportation operations decreased $14 million to $67 million due to increased barge operating expenses caused by low water on the Mississippi River partially offset by higher freight rates.  Milling and Other operating profit decreased $138 million to $29 million due principally to a $146 million impairment charge on the disposal of the Company’s equity method investments in Gruma and Gruma-related joint ventures.  Milling results remained strong, and the Company’s feed business saw improved margins amid stronger demand.

Other financial operating profit increased $76 million to $93 million mainly due to asset disposal gains for certain of the Company’s exchange membership interests and improved results of the Company’s captive insurance subsidiary.

Corporate expenses increased $27 million to $309 million this period.  The Company incurred $68 million in pension settlement charges related to a one-time window for lump sum distributions in the U.S. and the conversion of a Dutch pension plan to a multi-employer plan.  Excluding these pension charges, corporate expenses declined by $41 million.  Corporate interest expense - net increased $22 million mostly due to the absence of interest income received in the prior year related to a contingent gain settlement.   Unallocated corporate costs were lower by $15 million primarily due to lower employee and employee benefit-related costs.  The increase in other income of $56 million is primarily due to improved equity earnings from corporate affiliate investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  From a demand perspective, global protein meal consumption has continued to grow although at a slower rate.  Excess industry crushing production capacity has pressured oilseeds margins, and the Company has adjusted production rates regionally to balance supply with current market demand.  Biodiesel markets supported global demand for refined and crude vegetable oils.  In the U.S., high biodiesel inventories associated with the December 31, 2011, expiration of blender’s incentives dampened margins in the second half of the fiscal year.  U.S. corn sweetener exports continue to support sales volumes and margins.  Ethanol sales volumes were supported by favorable gasoline blending economics in the U.S.  However, excess industry production of ethanol, together with recently reduced U.S. ethanol export demand, has negatively impacted ethanol margins.  From a supply perspective, crop supplies in certain key growing regions at the beginning of fiscal 2012, including South America and the Black Sea region, were adequate, but a smaller-than-normal harvest in North America in the fall of 2011 resulted in low U.S. carryover stocks for corn and soybeans.  Because of the smaller than expected South American harvest, global supplies of corn and soybeans were more dependent on the North American harvest.  While plantings of corn increased in the U.S. during fiscal 2012, the drought conditions late in the fiscal year decreased expectations for the size of the harvest.  These factors, combined with concerns about the European debt situation and ongoing geopolitical uncertainties, contributed to volatile commodity market price movements during fiscal 2012.

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

Cost of products sold increased 12% to $85.4 billion due principally to higher costs of agricultural commodities and, to a lesser extent, increased sales volumes.  Changes in foreign currency exchange rates reduced fiscal 2012 cost of products sold by $0.7 billion.  Manufacturing expenses increased $0.2 billion due to higher costs for maintenance, employee and benefit-related expenses, energy, and chemicals.  These higher costs were primarily due to higher production volumes, acquisitions, and higher unit costs for fuels and certain chemicals.  Partially offsetting these higher costs was lower depreciation expense, in part due to the Company’s change in estimated service lives for machinery and equipment during the second quarter of fiscal 2011.

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

Oilseeds Processing operating profit decreased $0.4 billion to $1.3 billion.  Crushing and Origination operating profit decreased $284 million to $641 million primarily due to weaker results in European softseeds, lower results in North American softseeds, and lower North American positioning results.  Partially offsetting these lower results, were higher grain origination results in South America driven by higher volumes and favorable positioning.  Poor European softseed results were driven by a small prior year rapeseed crop, positioning losses, and weaker demand for protein meal and oils.  North American softseed results declined primarily as a result of lower margins generated from a tight cottonseed supply.    Refining, Packaging, Biodiesel, and Other results declined $47 million to $295 million due primarily to declines in biodiesel margins in South America and Europe and lower margins for specialty fats and oils in Europe. These declines were partially offset by improved North American protein specialties and natural health and nutrition results due to higher margins and volumes.  Cocoa and Other results declined $57 million to $183 million.  Fiscal 2012 results in Cocoa and Other were reduced by $100 million for net unrealized mark-to-market losses related to certain forward purchase and sales commitments accounted for as derivatives.  The prior year included $9 million of net unrealized mark-to-market losses.  Excluding these timing effects, cocoa results improved in fiscal 2012 driven by improved press margins caused by strong cocoa powder demand.  The prior year included the $71 million Golden Peanut Gain which was partially offset in fiscal 2012 by higher earnings in the Company’s peanut business in part due to the first full year of consolidated results for Golden Peanut being reported by the Company in fiscal 2012.  Asia results remained steady at $183 million, principally reflecting the Company’s share of its results from equity investee, Wilmar.

Corn Processing operating results decreased $818 million to $261 million due principally to poor ethanol margins and $349 million in asset impairment charges and exit costs.  Excluding the asset impairment and exit costs related to the Company’s bioplastics business and Walhalla, ND, ethanol dry grind facility, Corn Processing operating profit of $610 million in fiscal 2012 represented a decline of $469 million compared to the prior year.  Processed volumes were up 5 percent while net corn costs increased compared to the prior year.  Sweeteners and Starches operating profit increased $5 million to $335 million, as higher average selling prices more than offset higher net corn costs.   Bioproducts profit decreased $823 million to a loss of $74 million, including the $349 million asset impairment and exit charges.  Lower ethanol margins were caused by excess supply as previously offline production restarted while industry demand declined, in part due to slowing export demand.  Prior year bioproducts results were enhanced by favorable corn ownership positions, which lowered net corn costs in that period.  Bioproducts results in the prior year were negatively impacted by startup costs of $94 million related to the Company’s new dry-grind ethanol, bioplastics, and glycol plants.

Agricultural Services operating profits decreased $376 million to $947 million.  Merchandising and Handling earnings decreased primarily due to lower results from U.S. operations.  Lower sales volumes were principally the result of the relatively higher cost of U.S. grains and oilseeds in the global market due to lower stocks caused by a smaller U.S. harvest in 2011.  This relatively weaker position led to reduced U.S. grain exports.  In the prior year, Merchandising and Handling results were positively impacted by higher quantities of U.S. grain exports by the Company.  In addition, fiscal 2012 included $40 million of increased loss provisions mainly due to an unfavorable arbitration award.  Earnings from Transportation were steady.  Prior year’s operating results in Milling and Other operations included a $78 million gain related to Gruma’s disposal of certain assets.

Other financial operating profit decreased $24 million to $15 million mainly due to higher loss provisions at the Company’s captive insurance subsidiary related to property and crop risk reserves.

Corporate expenses declined $356 million to $760 million in fiscal 2012.  The effects of a liquidation of LIFO inventory layers partially offset by increasing commodity prices on LIFO inventory valuations resulted in a credit of $10 million in fiscal 2012 compared to a charge of $368 million in the prior year primarily due to higher prices.  Corporate interest expense decreased $22 million primarily due to lower interest expense on lower long-term debt balances.  Unallocated corporate costs include $71 million of costs related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs declined $37 million due primarily to lower administrative costs.  Corporate other income increased due to higher investment income partially offset by $17 million for investment writedown and facility exit-related costs. Also, in the prior year the Company recognized $30 million of gains on interest rate swaps.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  In fiscal 2011, prices for certain agricultural commodities were higher in response to growing global demand and tighter crop supplies.  The projections of lower fiscal 2011 carryover stocks for certain key commodities, coupled with regional crop supply dislocations for certain commodities, also led to high commodity price volatility.  Global demand for agricultural commodities grew in fiscal 2011, resulting in increased sales volumes for most of the Company’s products.  The large fiscal 2010 North American harvest resulted in global merchandising, handling, and processing opportunities.  Protein meal markets for commercial livestock producers in the U.S., particularly poultry producers, faced challenging conditions.  Biodiesel markets in Europe and South America, together with the 2011 extension of the U.S. biodiesel blender’s credit, helped support global demand for refined and crude vegetable oils.  Sweeteners and starches demand remained strong in fiscal 2011 due primarily to U.S. exports of sweeteners and improved demand for industrial starches.  Ethanol sales volumes, including increased volumes as the Company’s new dry mills ramped up, were supported by favorable gasoline blending economics in the U.S. and good export demand.

Net earnings increased $106 million to $2.0 billion due principally to a $794 million increase in segment operating profit partially offset by a negative impact from changing LIFO inventory valuations and higher income taxes.  In fiscal 2011, the Company successfully managed through significant increases in market prices for most of its agricultural commodity raw materials, resulting in increased segment operating profit.  Earnings before income taxes include charges of $368 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to credits of $42 million in the prior year caused by decreasing agricultural commodity prices.  Income taxes increased $331 million due to a higher effective income tax rate and higher earnings before income taxes.  The effective income tax rate of 33.1% for fiscal 2011 was the result of changes in the geographic mix of earnings and unfavorable specific tax items.

The fully diluted earnings per share calculation for fiscal 2011 was impacted by the completion of the Company’s debt remarketing related to the $1.75 billion Equity Units.  While the approximately 44 million new common shares related to the $1.75 billion Equity Units were not issued until June 1, 2011, the “if converted” method of accounting for diluted earnings per share required diluted EPS to be calculated as if the Company issued the shares on January 1, 2011, and this assumption resulted in a dilutive impact of $0.04 on earnings per share (See Note 11 in the accompanying consolidated financial statements).

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

Other (income) expense – net increased $255 million primarily due to the $71 million gain resulting from the revaluation of the Company’s previously held equity interest in Golden Peanut upon acquisition of the remaining 50% interest, gains on interest rate swaps of $30 million compared to a loss of $59 million in the prior year, and a decrease in charges related to early extinguishment of debt from $75 million in the prior year to $15 million in fiscal 2011.

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

Agricultural Services operating profit increased 32% to $1.3 billion.  Merchandising and Handling results increased due to higher corn and wheat sales volumes and higher margins.  A large 2010 U.S. harvest combined with strong international demand resulted in higher U.S. export shipments.  Merchandising and Handling results in fiscal 2011 included an insurance recovery of $67 million related to property damage and business interruption resulting from an October 2008 explosion at the Company’s Destrehan, LA, export facility.  International merchandising results were weaker in part due to positions impacted by unexpected shifts in crop supply caused by weather conditions and government actions in the Black Sea region.  Transportation results increased $21 million to $117 million primarily due to higher barge freight rates and higher barge utilization levels, in part due to higher U.S. export volumes.  Milling and Other results improved due principally to increased equity earnings from the Company’s equity investee, Gruma which include a $78 million gain related to Gruma’s disposal of certain assets.

Other financial operating profit decreased 15% to $39 million primarily due to higher captive insurance loss provisions principally related to a $67 million loss related to the Company’s Destrehan, LA, export facility insurance claim.

Corporate results decreased $364 million primarily due to the negative impact from changing LIFO inventory valuations and higher interest expense - net.  The effects of changing commodity prices on LIFO inventory reserves resulted in charges of $368 million compared to credits of $42 million for the prior year.  Corporate interest expense increased $64 million mostly due to lower capitalization of interest costs for construction projects in progress.  Partially offsetting the higher LIFO and interest costs were $30 million of gains on interest rate swaps compared to prior year losses on interest rate swaps of $59 million.  In addition, 2010 included charges of $75 million on early debt extinguishment compared to $8 million of similar charges in fiscal 2011.

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

Cash provided by operating activities was $2.5 billion for the six months compared to $3.0 billion the same period last year.  Working capital changes increased cash by $1.2 billion in the current period and $1.6 billion in the same period last year. Cash used in investing activities was $1.0 billion for the six months compared to a $0.9 billion use in the same period last year.  Capital expenditures were $0.62 billion in the current period compared to $0.85 billion in the prior year period, as concerted efforts have been made to enhance the Company’s capital allocation process and drive capital efficiency to improve returns.  In the prior period, the Company reduced its holdings of marketable securities by a net $0.3 billion and divested cash of $0.1 billion as a result of deconsolidation of the Company’s banking operations.  In the current period, the Company reinvested a net $0.9 billion of its excess cash into marketable securities, including its 19.9% equity stake in GrainCorp.  Cash used in financing activities was $1.1 billion for the six months comprised of dividend payments and debt payments net of borrowings.  Cash used in financing activities of $1.9 billion in the same period last year was primarily for repayment of debt, stock buybacks under publicly announced share repurchase programs, and dividend payments.

At December 31, 2012, the Company had $2.3 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $8.4 billion of readily marketable commodity inventories.  At December 31, 2012, the Company’s capital resources included net worth of $19.1 billion and lines of credit totaling $8.5 billion, of which $5.7 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 25% at December 31, 2012 and 26% at June 30, 2012.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 27% at December 31, 2012 and 33% at June 30, 2012.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there were $2.0 billion of commercial paper outstanding at December 31, 2012.

The Company has focused its efforts on achieving improvements in generating or conserving cash in its operations.  During the six months ended December 31, 2012, the Company freed up cash from monetizing non-strategic equity investments and assets, using alternative forms of financing for margin requirements of futures transactions, maximizing cash flows from its joint ventures, and reducing certain agricultural commodity inventories.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).   The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company’s access to liquidity through efficient use of its balance sheet assets.  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program.  The Program terminates on June 28, 2013.  As of December 31, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a receivable for deferred consideration included in other current assets (see Note 20 for more information and disclosures on the Program).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has outstanding $1.15 billion principal amount of convertible senior notes.  As of December 31, 2012, none of the conditions permitting conversion of these notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  As of December 31, 2012, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants related to the convertible senior notes.

The Company is currently experiencing generally higher prices for agricultural commodities as a result of tight crop supplies, mostly due to weather impacts on Fall 2012 U.S. corn and soybean crop production.  Higher prices of commodities have historically correlated with increases in the Company’s working capital requirements.  The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of the Company’s control, such as the European debt situation, to fund its working capital needs and capital expenditures.  The Company expects capital expenditures of $1.0 billion during 2013.

As of December 31, 2012, the Company held a 19.9% common equity interest in GrainCorp.  This interest was initially obtained through the use of two transactions with investment bank counterparties.  These transactions were accounted for as derivatives, and the derivatives were settled in equity shares of GrainCorp during the quarter ended December 31, 2012.  The Company recognized a gain on these transactions of $62 million that is reported in Agricultural Services operating profit for the six months ended December 31, 2012.  The economic cost of these shares (i.e. net of the derivative gains) was approximately $0.5 billion.

The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp.  During the quarter ended December 31, 2012, the Company delivered an initial non-binding proposal, followed later by a second non-binding proposal, with the aim of arriving at an agreement with GrainCorp’s Board of Directors under which they would recommend to GrainCorp shareholders an acquisition by the Company of all of GrainCorp, with the most recent proposal of Australian $12.20 per share in cash.  GrainCorp’s Board of Directors has rejected these proposals under their belief that this price materially undervalues GrainCorp.  The share price of Australian $12.20 values GrainCorp’s equity at approximately US$3 billion.

The Company continues to consider all of its options with its 19.9% shareholding in GrainCorp.  The three major credit rating agencies have put the Company’s credit rating on negative watch or negative outlook pending the final outcome of the GrainCorp acquisition proposal and the form of acquisition financing.  Should the Company’s rating be downgraded due to the consummation of the acquisition, the Company is confident it will be able to access liquidity cost efficiently to fund the operations.

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

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $77 million as of December 31, 2012 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual	Note		Less than	1 - 3	3 - 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$18,532	$17,937	$519	$63	$13
Energy		692	378	223	83	8
Other		278	196	71	11	-
Total purchases		19,502	18,511	813	157	21
Short-term debt		2,816	2,816	-	-	-
Long-term debt	Note 10	6,724	268	1,135	316	5,005
Estimated interest payments		6,359	350	623	602	4,784
Operating leases	Note 15	1,012	235	340	238	199
Estimated pension and other postretirement plan contributions (1)	Note 16	161	50	22	24	65
Total		$36,574	$22,230	$2,933	$1,337	$10,074

(1) Includes pension contributions of $37 million for fiscal 2013.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2013.  For more information concerning the Company’s pension and other postretirement plans, see Note 16 in Item 8.

At December 31, 2012, the Company estimates it will spend approximately $2.1 billion through fiscal year 2017 to complete currently approved capital projects which are not included in the table above.  The Company also has outstanding letters of credit and surety bonds of $911 million at December 31, 2012.

In addition, the Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At December 31, 2012, these contingent obligations totaled approximately $44 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off Balance Sheet Arrangements

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At December 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2013.

As of December 31, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a $0.9 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $21.9 billion for the six months ended December 31, 2012 and $8.9 billion for the year ended June 30, 2012.  Of this amount, $21.9 billion and $8.9 billion pertains to cash collections on the deferred consideration for the periods ended December 31, 2012 and June 30, 2012, respectively.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the six months ended December 31, 2012 and the year ended June 30, 2012 resulted in an expense for the loss on sale of $4 million for both periods, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the six months ended December 31, 2012 and the year ended June 30, 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

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

Fair Value Measurements - Inventories and Derivatives

Certain of the Company’s assets and liabilities as of December 31, 2012 are valued at estimated fair values, including $7.0 billion of merchandisable agricultural commodity inventories, $2.7 billion of derivative assets, $2.6 billion of derivative liabilities, and $0.9 billion of inventory-related payables.  Derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities, forward foreign exchange contracts,  and over-the-counter instruments such as options contracts.  The merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 1 or Level 2 within the fair value hierarchy.  Level 3 fair value measurements represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

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

Income Taxes

The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received tax assessments from the Brazilian Federal Revenue Service and Argentina tax authorities challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 14 in Item 8 for additional information).

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

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.7 billion at December 31, 2012, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, impairment charges for property, plant, and equipment were $0, $337 million, $367 million, $2 million, and $9 million, respectively (see Note 19 in Item 8 for additional information on charges taken in the six months ended December 31, 2011 and the year ended June 30, 2012).

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Previously, when the Company’s fiscal year ended on June 30, the Company performed its annual goodwill impairment test on April 1 (see Note 1 in Item 8 for additional information regarding this change in accounting policy).  Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with pension benefits.  Eligible U.S. employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible U.S. employees hired on or after January 1, 2009 (and eligible salaried employees with less than five years of service prior to January 1, 2009) participate in a “cash balance” pension formula.  The Company provides eligible U.S. employees who retire under qualifying conditions with certain postretirement health care benefits.  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.  See Note 16 in Item 8 for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On or about July 25, 2012, an 80% owned and controlled affiliate of the Company hired a vessel to transport a cargo of grain.  The shipping arrangements and payment for $481,800 for the transportation were made directly with the charterer of the vessel. Neither the names of the vessel nor the charterer were listed on the United States Department of the Treasury’s Office of Foreign Assets Control’s (“OFAC”) List of Specially Designated Nationals (the “SDN List”).  It was later determined by the Company and its bank that the vessel involved was beneficially owned by the Islamic Republic of Iran Shipping Lines (IRISL), a sanctioned party.  The Company voluntarily disclosed the matter to OFAC.  The involvement of a sanctioned party was inadvertent and unintentional and we believe the result of a concerted effort by Iran to hide its ownership of the vessel.  Neither the Company nor its affiliate nor other of its subsidiaries have any intention of continuing such activity with a prohibited party. There was no profit that can be attributed to this specific transportation activity.  This disclosure is made pursuant to Section 219 of the Iran Threat Reduction Act which requires that an issuer disclose in its annual or quarterly report filed with the Securities and Exchange Commission if any of its affiliates engaged in an OFAC reportable transaction.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2012		June 30, 2012		June 30, 2011
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$2,218	$222	$1,477	$148	$2,388	$239
Lowest position	536	54	(383)	(38)	368	37
Average position	1,417	142	546	55	1,644	164

The increase in fair value of the average position for December 31, 2012 compared to June 30, 2012 was principally the result of the increase in average quantities underlying the weekly commodity position.

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

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $7.7 billion at December 31, 2012, and $7.2 billion at June 30, 2012.  This increase is due to the appreciation of foreign currencies versus the U.S. dollar partially and an increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $773 million and $722 million for December 31, 2012 and June 30, 2012, respectively.  Actual results may differ.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

	December 31,	June 30,	June 30,
	2012	2012	2011
	(In millions)
Fair value of long-term debt	$7,901	$8,057	$9,108
Excess of fair value over carrying value	1,445	1,522	842
Market risk	404	422	333

The decrease in fair value of long-term debt at December 31, 2012 is due to the October 2012 debt exchange and increased interest rates partially offset by new borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

(In millions, except per share amounts)	Six Months Ended December 31		Year Ended June 30
	2012	2011	2012	2011	2010
		(Unaudited)

Net sales and other operating income	$46,729	$45,208	$89,038	$80,676	$61,682
Cost of products sold	44,927	43,361	85,370	76,376	57,839
Gross Profit	1,802	1,847	3,668	4,300	3,843

Selling, general and administrative expenses	869	830	1,626	1,611	1,398
Asset impairment, exit, and restructuring costs	146	352	437	-	-
Interest expense	213	209	441	482	422
Equity in earnings of unconsolidated affiliates	(255)	(251)	(472)	(542)	(561)
Interest income	(59)	(62)	(112)	(136)	(126)
Other (income) expense - net	(109)	(12)	(17)	(130)	125
Earnings Before Income Taxes	997	781	1,765	3,015	2,585

Income taxes	303	237	523	997	666
Net Earnings Including Noncontrolling Interests	694	544	1,242	2,018	1,919

Less: Net earnings (losses) attributable to noncontrolling interests	2	4	19	(18)	(11)

Net Earnings Attributable to Controlling Interests	$692	$540	$1,223	$2,036	$1,930

Average number of shares outstanding – basic	660	669	665	642	643

Average number of shares outstanding – diluted	661	670	666	654	644

Basic earnings per common share	$1.05	$0.81	$1.84	$3.17	$3.00

Diluted earnings per common share	$1.05	$0.81	$1.84	$3.13	$3.00

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)

Net earnings including noncontrolling interests	$694	$544	$1,242	$2,018	$1,919
Other comprehensive income (loss):
Foreign currency translation adjustment	371	(707)	(751)	859	(557)
Tax effect	(51)	-	60	-	-
Net of tax amount	320	(707)	(691)	859	(557)

Pension and other postretirement benefit liabilities adjustment	292	11	(565)	300	(82)
Tax effect	(100)	(3)	202	(106)	25
Net of tax amount	192	8	(363)	194	(57)

Deferred gain (loss) on hedging activities	(72)	3	36	(3)	70
Tax effect	26	(2)	(15)	2	(27)
Net of tax effect	(46)	1	21	(1)	43

Unrealized gain (loss) on investments	(1)	(65)	(90)	36	43
Tax effect	-	24	34	(13)	(16)
Net of tax effect	(1)	(41)	(56)	23	27
Other comprehensive income (loss)	465	(739)	(1,089)	1,075	(544)
Comprehensive income (loss)	1,159	(195)	153	3,093	1,375

Less: Comprehensive income (loss) attributable to noncontrolling interests	10	4	13	(18)	(11)

Comprehensive income (loss) attributable to controlling Interests	$1,149	$(199)	$140	$3,111	$1,386

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,714	$1,291	$615
Short-term marketable securities	576	176	739
Segregated cash and investments	3,638	3,263	3,396
Trade receivables	3,450	3,439	4,808
Inventories	13,836	12,192	12,055
Other current assets	6,548	6,593	5,891
Total Current Assets	29,762	26,954	27,504

Investments and Other Assets
Investments in and advances to affiliates	3,170	3,388	3,240
Long-term marketable securities	717	262	666
Goodwill	551	603	602
Other assets	813	752	840
Total Investments and Other Assets	5,251	5,005	5,348

Property, Plant, and Equipment
Land	378	325	305
Buildings	4,807	4,609	4,413
Machinery and equipment	16,984	16,729	16,245
Construction in progress	1,004	1,027	765
	23,173	22,690	21,728
Accumulated depreciation	(13,050)	(12,878)	(12,228)
Net Property, Plant, and Equipment	10,123	9,812	9,500
Total Assets	$45,136	$41,771	$42,352

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,816	$2,108	$1,875
Trade payables	4,787	2,474	2,581
Accrued expenses and other payables	9,122	8,367	8,584
Current maturities of long-term debt	268	1,677	178
Total Current Liabilities	16,993	14,626	13,218

Long-Term Liabilities
Long-term debt	6,456	6,535	8,266
Deferred income taxes	1,267	1,001	1,018
Other	1,289	1,440	1,012
Total Long-Term Liabilities	9,012	8,976	10,296

Shareholders’ Equity
Common stock	6,134	6,102	6,636
Reinvested earnings	13,236	12,774	11,996
Accumulated other comprehensive income (loss)	(450)	(907)	176
Noncontrolling interests	211	200	30
Total Shareholders’ Equity	19,131	18,169	18,838
Total Liabilities and Shareholders’ Equity	$45,136	$41,771	$42,352

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Six Months Ended December 31		Year Ended June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Operating Activities
Net earnings including noncontrolling interests	$694	$544	$1,242	$2,018	$1,919
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation and amortization	435	414	848	877	912
Asset impairment charges	146	337	367	2	9
Deferred income taxes	118	28	45	521	30
Gain on Golden Peanut revaluation	–	–	–	(71)	–
Equity in earnings of affiliates, net of dividends	(201)	(106)	(243)	(397)	(326)
Stock compensation expense	30	34	48	47	45
Pension and postretirement accruals (contributions), net	78	59	37	4	(110)
Deferred cash flow hedges	(67)	10	43	(1)	49
Other – net	39	90	168	(108)	150
Changes in operating assets and liabilities
Segregated cash and investments	(365)	(61)	128	(1,035)	74
Trade receivables	38	(741)	974	(687)	(540)
Inventories	(1,512)	(480)	(272)	(3,412)	(404)
Other current assets	209	958	(954)	(2,452)	1,069
Trade payables	2,310	1,545	(117)	339	(75)
Accrued expenses and other payables	526	410	581	2,015	(118)
Total Operating Activities	2,478	3,041	2,895	(2,340)	2,684

Investing Activities
Purchases of property, plant, and equipment	(615)	(852)	(1,477)	(1,247)	(1,607)
Net assets of businesses acquired	(26)	(206)	(241)	(218)	(62)
Proceeds from sale of assets	521	49	48	72	35
Cash divested from deconsolidation	–	(130)	(130)	–	–
Investments in and advances to affiliates	–	(4)	(31)	(31)	(146)
Purchases of marketable securities	(1,629)	(889)	(1,297)	(2,379)	(1,387)
Proceeds from sales of marketable securities	731	1,084	1,945	2,094	1,454
Other – net	45	14	61	34	48
Total Investing Activities	(973)	(934)	(1,122)	(1,675)	(1,665)

Financing Activities
Long-term debt borrowings	106	91	97	1,564	27
Long-term debt payments	(1,423)	(173)	(358)	(417)	(552)
Net borrowings (payments) under lines of credit agreements	660	(1,076)	197	1,381	29
Debt repurchase premium and costs	(197)	(32)	(44)	(21)	(71)
Shares issued related to equity unit conversion	–	–	–	1,750	–
Purchases of treasury stock	–	(427)	(527)	(301)	(100)
Cash dividends	(230)	(224)	(455)	(395)	(372)
Other – net	2	(17)	(7)	23	11
Total Financing Activities	(1,082)	(1,858)	(1,097)	3,584	(1,028)

Increase (decrease) in cash and cash equivalents	423	249	676	(431)	(9)
Cash and cash equivalents – beginning of year	1,291	615	615	1,046	1,055
Cash and cash equivalents – end of year	$1,714	$864	$1,291	$615	$1,046

Cash paid for interest and income taxes were as follows: Interest	$205	$206	$411	$418	$453
Income taxes	115	118	479	513	604

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)
Balance June 30, 2009	642	$5,204	$8,778	$(355)	$26	$13,653
Comprehensive income
Net earnings			1,930		(11)
Other comprehensive loss				(544)
Total comprehensive income						1,375
Cash dividends paid-$.58 per share			(372)			(372)
Treasury stock purchases	(4)	(100)				(100)
Stock compensation expense		45				45
Other	1	2	21		7	30
Balance June 30, 2010	639	5,151	10,357	(899)	22	14,631
Comprehensive income
Net earnings			2,036		(18)
Other comprehensive income				1,075
Total comprehensive income						3,093
Cash dividends paid-$.62 per share			(395)			(395)
Shares issued related to equity unit
conversion	44	1,750				1,750
Treasury stock purchases	(9)	(301)				(301)
Stock compensation expense		47				47
Acquisition of noncontrolling
interests		(26)			25	(1)
Other	2	15	(2)		1	14
Balance June 30, 2011	676	6,636	11,996	176	30	18,838
Comprehensive income
Net earnings			1,223		19
Other comprehensive loss				(1,083)	(6)
Total comprehensive income						153
Cash dividends paid-$.685 per share			(455)			(455)
Treasury stock purchases	(18)	(527)				(527)
Stock compensation expense		48				48
Noncontrolling interests previously
associated with mandatorily
redeemable instruments			10		174	184
Acquisition of noncontrolling
interests		(40)			(14)	(54)
Other	1	(15)			(3)	(18)
Balance June 30, 2012	659	6,102	12,774	(907)	200	18,169
Comprehensive income
Net earnings			692		2
Other comprehensive income				457	8
Total comprehensive income						1,159
Cash dividends paid-$.35 per share			(230)			(230)
Stock compensation expense		30				30
Other		2			1	3
Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Change in Fiscal Year

On May 3, 2012, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013. The required transition period of July 1, 2012 to December 31, 2012 is included in this Form 10-K transition report.  Amounts included in this report for the six months ended December 31, 2011 are unaudited.

Principles of Consolidation

The consolidated financial statements as of December 31, 2012, June 30, 2012 and 2011, for the six months ended December 31, 2012 and 2011, and for the three years ended June 30, 2012, 2011, and 2010, include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in affiliates are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain majority-owned subsidiaries are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period, except as described below.  The Company evaluates and consolidates, where appropriate, its less than majority-owned investments.

Effective in the second quarter of fiscal year 2011, one of the Company’s majority-owned subsidiaries changed its accounting period resulting in the elimination of a one-month lag in the reporting of the consolidated subsidiary’s financial results.  The effect of this change on after-tax earnings for the year ended June 30, 2011 was immaterial.

In the first quarter of fiscal 2012, the Company sold its majority ownership interest of Hickory Point Bank and Trust Company, fsb (Bank), previously a wholly-owned subsidiary.  As a result, the accounts of the Bank were deconsolidated with no material effect to after-tax earnings.  In the quarter ended December 31, 2012, the Company disposed of its remaining common equity interest in the Bank with no material effect to after-tax earnings.

The Company consolidates certain less than wholly-owned subsidiaries for which the minority interest was subject to a mandatorily redeemable put option.  As a result of the put option, the associated minority interest was reported in other long-term liabilities.  On December 31, 2011, the put option expired and the Company reclassified $174 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets in order to better match the Company’s depreciation expense with the periods these assets are expected to generate revenue based on planned and historical service periods.  The new estimated service lives were established based on manufacturing engineering data, external benchmark data and on new information obtained as a result of the Company’s then recent major construction projects.  These new estimated service lives were also supported by biofuels legislation and mandates in many countries that are driving requirements over time for greater future usage and higher blend rates of biofuels.

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

Reclassifications

Other long-term assets and deferred income taxes in the prior years’ consolidated balance sheets have been reclassified to conform to the current year’s presentation.  As a result, total investments and other assets, total long-term liabilities, total assets, and total liabilities and shareholders’ equity changed from the previously reported amounts in June 30, 2012 and 2011.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Segregated Cash and Investments

The Company segregates certain cash and investment balances in accordance with regulatory requirements, commodity exchange requirements, insurance arrangements, and lending arrangements.  These segregated balances represent deposits received from customers of the Company’s registered futures commission merchant, securities pledged to commodity exchange clearinghouses, and cash and securities pledged as security under certain insurance or lending arrangements.  Segregated cash and investments primarily consist of cash, United States government securities, and money-market funds.

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $87 million, $92 million, and $100 million at December 31, 2012 and June 30, 2012 and 2011, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company calculates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2012 and June 30, 2012 and 2011 was $566 million, $266 million, and $367 million, respectively.

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.  The Company capitalized interest on major construction projects in progress of $12 million, $9 million, $21 million, $7 million, and $75 million for the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012, 2011, and 2010, respectively.

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Prior to this transition period, the Company’s accounting policy was to evaluate goodwill and other intangible assets with indefinite lives for impairment on April 1 of each fiscal year or whenever there were indicators that the carrying value of the assets may not be fully recoverable.  Effective in the transition period ended December 31, 2012, the Company voluntarily changed its accounting policy to begin conducting the annual goodwill and indefinite life intangible assets impairment tests on October 1.    The change to the annual goodwill and indefinite life intangible assets impairment testing date is preferable under the circumstances as the new impairment testing date is better aligned with the timing of the Company’s annual strategic, planning, and budgeting process, and the timing is more closely aligned with the Company’s annual financial reporting process as a result of the change in year end.  The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of the Company’s goodwill.  As it is impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of October 1 for periods prior to October 1, 2012, the Company will prospectively apply the change in the annual goodwill impairment testing date effective October 1, 2012.  There were no goodwill impairment charges recorded during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010.  The carrying value of the Company’s other intangible assets is not material.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  During the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, impairment charges were $0, $337 million, $367 million, $2 million, and $9 million, respectively (see Note 19 for additional information on charges taken in the six months ended December 31, 2012 and 2011 and the year ended June 30, 2012).

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

Net sales to unconsolidated affiliates during the six months ended December 31, 2012 and  2011 and for the years ended June 30, 2012, 2011, and 2010 were $4.0 billion, $4.5 billion, $7.7 billion, $7.1 billion, and $7.1 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $28 million, $29 million, $56 million, $60 million, and $56 million for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, respectively.

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

As further described in Note 10, certain potentially dilutive securities (the $1.75 billion Equity Units) were excluded from the diluted average shares calculation because their impact was anti-dilutive, except during the third quarter of fiscal 2011.  See Note 11 for the earnings per share calculations.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Standards

Effective July 1, 2012, the Company adopted the amended guidance of ASC Topic 220, Comprehensive Income, which requires the Company to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity.  The Company is required to apply the presentation and disclosure requirements of the amended guidance retrospectively.  The adoption of this amended guidance changed the financial statement presentation and required expanded disclosures in the Company’s consolidated financial statements but did not impact financial results.

Pending Accounting Standards

Effective January 1, 2013, the Company will be required to adopt the amended guidance of ASC Topic 220, Comprehensive Income, which requires the Company to present, either on the face of the consolidated statement of earnings or in the notes, the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  The adoption of this amended guidance will require expanded disclosures in the Company’s consolidated financial statements but will not impact results.

Note 2.     Acquisitions

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended.  Tangible assets and liabilities, based on preliminary purchase price allocations for 2012 acquisitions, were adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions were not material.  Operating results of these acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s consolidated operating results.

Transition Period 2012 Acquisitions

During the six months ended December 31, 2012, the Company made eight acquisitions for a total cost of $26 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these eight acquisitions of $26 million was preliminarily allocated to working capital, property, plant, and equipment, goodwill, and other long-term assets for $4 million, $24 million, $2 million, and $(4) million, respectively.

Fiscal Year 2012 Acquisitions

During fiscal year 2012, the Company made nine acquisitions for a total cost of $241 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these nine acquisitions of $241 million was allocated to working capital, property, plant, and equipment, goodwill, other long-term assets, and long-term liabilities for $(12) million, $199 million, $51 million, $6 million, and $3 million, respectively. The finalization of the purchase price allocations related to these acquisitions did not result in material adjustments.  There was no single material acquisition during the year.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

Fiscal Year 2011 Acquisitions

During fiscal year 2011, the Company made four acquisitions for a total cost of $218 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions.  The net cash purchase price for these four acquisitions of $218 million plus the acquisition-date fair value of the equity interest the Company previously held in Golden Peanut was allocated to working capital, property, plant, and equipment, goodwill, other long-term assets, and long-term liabilities for $113 million, $235 million, $63 million, $11 million, and $36 million, respectively.  The finalization of the purchase price allocations related to these acquisitions did not result in material adjustments.

The acquisition of Alimenta (USA), Inc., the Company’s former 50 percent partner in Golden Peanut, was the only significant acquisition during fiscal year 2011.  This transaction resulted in the Company obtaining control of the remaining outstanding shares of Golden Peanut, the largest U.S. handler, processor and exporter of peanuts and operator of a facility in Argentina.  This business fits well with the Company’s existing U.S. oilseed and export operations in its global oilseed business.  A pre-tax gain of $71 million was recognized in the second quarter of fiscal year 2011 as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent.

Fiscal Year 2010 Acquisitions

During fiscal year 2010, the Company acquired two businesses for a total cost of $62 million in cash.  The purchase price of $62 million was allocated to current assets, property, plant, and equipment, and goodwill for $2 million, $57 million, and $3 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and June 30, 2012 and 2011.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$-	$5,291	$1,745	$7,036
Unrealized derivative gains:
Commodity contracts	1,426	936	143	2,505
Foreign exchange contracts	-	170	-	170
Interest rate contracts	-	1	-	1
Marketable securities	2,451	16	-	2,467
Deferred consideration	-	900	-	900
Total Assets	$3,877	$7,314	$1,888	$13,079

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,600	$638	$138	$2,376
Foreign exchange contracts	-	215	-	215
Inventory-related payables	-	903	33	936
Total Liabilities	$1,600	$1,756	$171	$3,527

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

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.  For all periods presented, the Company had no transfers between Levels 1 and 2.   Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold.   Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2012 and the twelve months ended June 30, 2012 and 2011.

	Level 3 Fair Value Assets Measurements at December 31, 2012
		Commodity
	Inventories	Derivative
	Carried at	Contracts
	Market	Gains	Total
	(In millions)

Balance, June 30, 2012	$1,462	$171	$1,633
Total increase (decrease) in unrealized
gains included in cost of products sold ⃰	78	127	205
Purchases	4,866	-	4,866
Sales	(4,746)	-	(4,746)
Settlements	-	(231)	(231)
Transfers into Level 3	278	161	439
Transfers out of Level 3	(193)	(85)	(278)
Ending balance, December 31, 2012	$1,745	$143	$1,888

   ⃰ Includes gains of $130 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2012.

	Level 3 Fair Value Liabilities Measurements at December 31, 2012
		Commodity
	Inventory-	Derivative
	related	Contracts
	Payables	Losses	Total
	(In millions)

Balance, June 30, 2012	$38	$179	$217
Total increase (decrease) in unrealized
losses included in cost of products sold ⃰	1	139	140
Purchases	8	-	8
Sales	(17)	-	(17)
Settlements	-	(235)	(235)
Transfers into Level 3	3	101	104
Transfers out of Level 3	-	(46)	(46)
Ending balance, December 31, 2012	$33	$138	$171

  ⃰ Includes losses of $165 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2012.

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

Fair values for inventories and commodity purchase and sale contracts are generally estimated based on observable, exchange-quoted futures prices adjusted as needed to arrive at prices in local markets.  Exchange-quoted futures prices represent quotes for contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  In some cases, the price components that result in differences between the exchange-traded prices and the local prices are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable.  These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms.  In the table below, these other adjustments are referred to as Basis.

The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market.  Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2012 and June 30, 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 13.5% of the total price for assets and 26.2% for liabilities.

	Weighted Average
	% of Total Price
	December 31, 2012		June 30, 2012
Component Type	Assets	Liabilities	Assets	Liabilities

Inventories
Basis	13.5%	26.2%	8.8%	2.3%
Transportation cost	8.4%	9.1%	8.5%	7.9%

Commodity Derivative Contracts
Basis	45.7%	17.0%	12.6%	11.8%
Transportation cost	16.2%	7.7%	12.6%	14.0%

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

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)
LIFO inventories
FIFO value	$1,356	$1,070	$1,143
LIFO valuation reserve	(522)	(583)	(593)
LIFO inventories carrying value	834	487	550
FIFO inventories	5,966	4,946	5,590
Market inventories	7,036	6,759	5,915
Total inventories	$13,836	$12,192	$12,055

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of December 31, 2012 and June 30, 2012 and 2011, the Company has certain derivatives designated as cash flow hedges.  Within the Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives by the Company are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as other current assets and accrued expenses and other payables, respectively.

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

Prior to December 2012, the Company held an economic interest of 19.9% in GrainCorp Limited (“GrainCorp”) shares through two transactions with investment bank counterparties.  The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp.  One of the transactions is accounted for as an unfunded derivative instrument.  The other transaction is a hybrid financial instrument, as defined by applicable accounting standards, whereby the accounting rules required the Company to account for a funded host instrument and a separate embedded derivative instrument.  In December 2012, the Company settled the derivative instruments known as “Total Return Swaps”, and recognized pre-tax gains reported as “Other Contracts” in the tables below.  After the settlement, the 19.9% interest in GrainCorp is recorded as a long-term marketable security.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2012 and June 30, 2012 and 2011.

	December 31, 2012		June 30, 2012		June 30, 2011
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)		(In millions)

FX Contracts	$170	$215	$219	$291	$237	$178
Interest Contracts	1	-	-	-	3	-
Commodity Contracts	2,504	2,376	2,843	2,704	2,766	2,553
Other Contracts	-	-	1	-	-	-
Total	$2,675	$2,591	$3,063	$2,995	$3,006	$2,731

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010.

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)

Interest Contracts
Interest expense	$0	$0	$0	$0	$0
Other income (expense) - net	-	-	-	30	(57)

FX Contracts
Net sales and other operating income	$129	$33	$117	$(14)	$0
Cost of products sold	(49)	(116)	(255)	150	61
Other income (expense) - net	94	(69)	(21)	43	(42)

Commodity Contracts
Cost of products sold	$136	$(4)	$(527)	$(1,303)	$242

Other Contracts
Other income (expense) - net	$58	$-	(1)	0	0
Total gain(loss) recognized in earnings	$368	$(156)	$(687)	$(1,094)	$204

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of December 31, 2012, the Company has $16 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize the $16 million of losses in its consolidated statement of earnings during the next 12 months.

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 6 months, the Company hedged between 19% and 26% of its monthly anticipated grind.  At December 31, 2012, the Company has designated hedges representing between 1% to 18% of its anticipated monthly grind of corn for the next 14 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 6 months, the Company hedged between 11% and 19% of the quantity of its anticipated monthly natural gas purchases.  At December 31, 2012, the Company has designated hedges representing between 13% to 66% of its anticipated monthly natural gas purchases for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 6 months, the Company hedged between 9 million and 15 million gallons of ethanol per month under this program.  At December 31, 2012, the Company has designated hedges representing between 1 million to 6 million gallons of contracted ethanol sales per month over the next 6 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  During the past 6 months, the Company hedged between $19 million and $25 million of forecasted foreign currency expenditures.  As of December 31, 2012, the Company has designated hedges of $19 million of its forecasted foreign currency expenditures.  At December 31, 2012, the Company has $1 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $1 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At December 31, 2012, AOCI included $21 million of after-tax gains related to treasury-lock agreements and interest rate swaps, of which, $19 million relates to the interest rate swaps that were de-designated at March 31, 2010 as discussed earlier in Note 4.  The Company will recognize $1 million of these after-tax gains in its consolidated statement of earnings during the next twelve months.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2012 and June 30, 2012 and 2011.

	December 31, 2012		June 30, 2012		June 30, 2011
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)		(In millions)

Commodity Contracts	$1	$0	$-	$-	$1	$1
Total	$1	$0	$-	$-	$1	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Inventories, Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010.

	Consolidated Statement of	Six Months Ended December 31
(In millions)	Earnings Locations	2012	2011
			(Unaudited)
Effective amounts recognized in earnings
FX Contracts	Other income/expense -net	$(1)	$(1)
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	158	11
	Net sales and other operating income	2	8

Ineffective amount recognized in earnings
Interest contracts	Interest expense	-	-
Commodity contracts	Cost of products sold	(30)	39
Total amount recognized in earnings		$129	$57

	Consolidated Statement of	Year Ended June 30
(In millions)	Earnings Locations	2012	2011	2010

Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(1)	$0	$(1)
Interest Contracts	Interest expense	1	0	0
Commodity Contracts	Cost of products sold	5	375	(85)
	Net sales and other operating income	3	(13)	0

Ineffective amount recognized in earnings
Interest contracts	Interest expense	-	1	-
Commodity contracts	Cost of products sold	49	46	(55)
Total amount recognized in earnings		$57	$409	$(141)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
December 31, 2012
United States government obligations
Maturity less than 1 year	$583	$-	$-	$583
Maturity 1 to 5 years	93	-	-	93
Government-sponsored enterprise obligations
Maturity 1 to 5 years	2	-	-	2
Corporate debt securities
Maturity 1 to 5 years	15	-	-	15
Other debt securities
Maturity less than 1 year	1,038	-	-	1,038
Maturity 1 to 5 years	3	-	-	3
Equity securities
Available-for-sale	606	3	(5)	604
	$2,340	$3	$(5)	$2,338

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
June 30, 2012
United States government obligations
Maturity less than 1 year	$562	$-	$-	$562
Maturity 1 to 5 years	87	1	-	88
Corporate debt securities
Maturity 1 to 5 years	24	-	-	24
Other debt securities
Maturity less than 1 year	385	-	-	385
Maturity 1 to 5 years	4	-	-	4
Equity securities
Available-for-sale	124	2	(4)	122
Trading	24	-	-	24
	$1,210	$3	$(4)	$1,209

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities and Cash Equivalents (Continued)

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)
June 30, 2011
United States government obligations
Maturity less than 1 year	$753	$-	$-	$753
Maturity 1 to 5 years	72	1	-	73
Government–sponsored enterprise obligations
Maturity less than 1 year	20	-	-	20
Maturity 1 to 5 years	54	-	-	54
Maturity 5 to 10 years	5	-	-	5
Maturity greater than 10 years	218	8	-	226
Corporate debt securities
Maturity less than 1 year	1	-	-	1
Maturity 1 to 5 years	35	1	-	36
Other debt securities
Maturity less than 1 year	215	-	-	215
Maturity 1 to 5 years	3	-	-	3
Maturity 5 to 10 years	7	-	-	7
Equity securities
Available-for-sale	159	83	(4)	238
Trading	24	-	-	24
	$1,566	$93	$(4)	$1,655

All of the $5 million in unrealized losses at December 31, 2012, arose within the last 12 months and are related to the Company’s investment in one security.  The market value of the available-for-sale equity security that has been in an unrealized loss position for less than 12 months is $17 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

For information on other-than-temporary impairment charges, see Notes 13 and 18.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)

Unrealized gains on derivative contracts	$2,676	$3,063	$3,007
Deferred receivables consideration	900	629	-
Other current assets	2,972	2,901	2,884
	$6,548	$6,593	$5,891

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)

Unrealized losses on derivative contracts	$2,591	$2,995	$2,759
Grain accounts and margin deposits	4,620	4,166	4,259
Other accruals and payables	1,911	1,206	1,566
	$9,122	$8,367	$8,584

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 16.4% share ownership in Wilmar.  The Company had 60, 69, and 68 unconsolidated domestic and foreign affiliates as of December 31, 2012 and June 30, 2012 and 2011, respectively.  The following table summarizes the combined balance sheets as of December 31, 2012 and June 30, 2012 and 2011, and the combined statements of earnings of the Company’s unconsolidated affiliates for the six months ended December 31, 2012 and 2011 and for each of the three years ended June 30, 2012, 2011, and 2010.

	December 31	June 30	June 30
(In millions)	2012	2012	2011
Current assets	$26,569	$28,196	$26,222
Non-current assets	19,429	20,821	17,733
Current liabilities	(22,602)	(23,381)	(20,748)
Non-current liabilities	(5,553)	(6,379)	(5,160)
Noncontrolling interests	(850)	(1,176)	(1,072)
Net assets	$16,993	$18,081	$16,975

	Six Months Ended December 31		Year Ended June 30
(In millions)	2012	2011	2012	2011	2010
		(Unaudited)
Net Sales	$28,314	$29,767	$58,068	$48,941	$39,524
Gross profit	2,847	3,291	6,458	4,819	5,225
Net income	$855	1,022	1,940	2,252	2,931

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2012, is $1.7 billion.  The Company has a direct investment in a foreign equity method investee who has a carrying value of $1.9 billion as of December 31, 2012, and a market value of $2.9 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at December 31, 2012.

The Company provides credit facilities totaling $337 million to seven unconsolidated affiliates.  One facility that is due on demand and bears interest at the one month British pound LIBOR rate plus 1.5% has an outstanding balance of $47 million.  Two facilities that are also due on demand and bear interest at 2.78% have a combined outstanding balance of $32 million.  The other four facilities have no outstanding balances as of December 31, 2012.  The outstanding balances are included in other current assets in the accompanying consolidated balance sheet.

For information on the Company’s former equity method interest in Gruma, see Note 19.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	December 31, 2012			June 30, 2012			June 30, 2011
	Consolidated	Investments		Consolidated	Investments		Consolidated	Investments
	Businesses	in Affiliates	Total	Businesses	in Affiliates	Total	Businesses	in Affiliates	Total
	(In millions)			(In millions)			(In millions)
Oilseeds Processing	$177	$184	$361	$167	$184	$351	$160	$184	$344
Corn Processing	85	7	92	85	7	92	85	7	92
Agricultural Services	89	1	90	85	67	152	91	67	158
Other	8	-	8	8	-	8	8	-	8
Total	$359	$192	$551	$345	$258	$603	$344	$258	$602

The decrease in goodwill during the transition period ended December 31, 2012 is primarily related to the disposal of the Company’s investment in Gruma.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	$1,095	$1,071	$1,026

4.479% Debentures $750 million face amount, due in 2021	754	755	756

5.45% Notes $700 million face amount, due in 2018	700	700	700

5.765% Debentures $596 million face amount, due in 2041(1)	600	1,007	1,008

5.375% Debentures $600 million face amount, due in 2035	588	588	587

5.935% Debentures $420 million face amount, due in 2032(2)	416	495	495

4.016% Debentures $570 million face amount, due in 2043	374	-	-

4.535% Debentures $528 million face amount due in 2042	371	370	-

8.375% Debentures $295 million face amount, due in 2017	293	293	292

7.125% Debentures $243 million face amount, due in 2013	243	243	243

7.5% Debentures $187 million face amount, due in 2027(3)	186	221	281

7.0% Debentures $185 million face amount, due in 2031(4)	184	193	244

6.625% Debentures $182 million face amount, due in 2029(5)	182	196	296

6.95% Debentures $172 million face amount, due in 2097(6)	170	173	246

6.45% Debentures $154 million face amount, due in 2038(7)	153	157	215

6.75% Debentures $124 million face amount, due in 2027(8)	122	139	197

Floating Rate Notes $1.4 billion face amount, due in 2012(9)	-	1,399	1,500

8.125% Debentures $103 million face amount, due in 2012	-	-	103

Other	293	212	255
Total long-term debt including current maturities	6,724	8,212	8,444
Current maturities	(268)	(1,677)	(178)
Total long-term debt	$6,456	$6,535	$8,266

(1) $1.0 billion face amount as of June 30, 2012
(2) $500 million face amount as of June 30, 2012
(3) $222 million and $282 million face amount as of June 30, 2012 and 2011, respectively
(4) $194 million and $246 million face amount as of June 30, 2012 and 2011, respectively
(5) $197 million and $298 million face amount as of June 30, 2012 and 2011, respectively
(6) $176 million and $250 million face amount as of June 30, 2012 and 2011, respectively
(7) $158 million and $215 million face amount as of June 30, 2012 and 2011, respectively
(8) $141 million and $200 million face amount as of June 30, 2012 and 2011, respectively
(9) $1.5 billion face amount as of June 30, 2011

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

 In October 2012, the Company issued $570 million of 4.016% debentures due in 2043 (the 2012 Debentures) in exchange for $568 million of its previously issued and outstanding 5.765%, 5.935%, 6.45%, 6.625%, 6.75%, 6.95%, 7% and 7.5% debentures.  The Company paid $196 million of debt premium to certain bondholders associated with these exchanges.  The discount on the 2012 Debentures and debt premium paid to the bondholders is being amortized over the life of the 2012 Debentures using the effective interest method.

On September 26, 2011, the Company issued $528 million of 4.535% senior debentures due in 2042 (the 2011 Debentures) in exchange for $404 million of its previously issued and outstanding 6.45%, 6.625%, 6.75%, 6.95%, 7% and 7.5% debentures.  The Company paid $32 million of debt premium to certain bondholders associated with these exchanges.  The discount on the 2011 Debentures is being amortized over the life of the 2011 Debentures using the effective interest method.

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

On February 11, 2011, the Company issued $1.5 billion in aggregate principal amount of floating rate notes due on August 13, 2012.  Interest on the notes accrued at a floating rate of three-month LIBOR reset quarterly plus 0.16% and was paid quarterly.  In August 2012, the Company paid the remaining outstanding balance of these notes with funds available from short-term borrowings.

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.  In accordance with applicable accounting standards, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount on the long-term debt is being amortized over the life of the Notes using the effective interest method. Discount amortization expense of $24 million, $22 million, $45 million, $43 million, and $40 million for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, respectively, were included in interest expense related to the Notes.

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

As of December 31, 2012, none of the conditions permitting conversion of the Notes had been satisfied.  In addition, as of December 31, 2012, the market price of the Company’s common stock was not greater than the exercise price of the purchased call options or warrants.  As of December 31, 2012, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding.

At December 31, 2012, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2012, are $268 million, $1.1 billion, $19 million, $13 million, and $303 million, respectively.

At December 31, 2012, the Company had lines of credit totaling $8.5 billion, of which $5.7 billion were unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2012 and June 30, 2012 and 2011, were 0.70%, 0.78%, and 0.65%, respectively.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there was $2.0 billion of commercial paper outstanding at December 31, 2012.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2012.

The Company has outstanding standby letters of credit and surety bonds at December 31, 2012 and June 30, 2012 and 2011, totaling $911 million, $644 million, and $729 million, respectively.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2012, the Company utilized all of its $1.0 billion facility under the Program (see Note 20 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Six Months Ended December 31		Year Ended June 30
	2012	2011	2012	2011	2010
		(Unaudited)

Net earnings attributable to controlling interests	$692	$540	$1,223	$2,036	$1,930
Average shares outstanding	660	669	665	642	643
Basic earnings per share	$1.05	$0.81	$1.84	$3.17	$3.00
Net earnings attributable to controlling interests	$692	$540	$1,223	$2,036	$1,930
Plus: After-tax interest on 4.7% debentures
related to $1.75 billion Equity Units	-	-	-	13	-
Adjusted net earnings attributable to controlling interests	$692	$540	$1,223	$2,049	$1,930

Average shares outstanding	660	669	665	642	643
Plus: Incremental shares
Share-based compensation awards	1	1	1	1	1
Shares assumed issued related to $1.75 billion
Units	-	-	-	11	-
Adjusted average shares outstanding	661	670	666	654	644
Diluted earnings per share	$1.05	$0.81	$1.84	$3.13	$3.00

Average shares outstanding for 2011 include 44 million shares beginning June 1, 2011 related to equity unit conversion.

Adjusted net earnings attributable to controlling interests in 2011 include a $13 million adjustment for after-tax interest.  Adjusted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 for the quarter ended March 31, 2011, or 11 million shares for the year ended June 30, 2011.  These adjustments relate to the $1.75 billion Equity Units and were made as a result of the requirement to use the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Shareholder’s Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2012 and June 30, 2012 and 2011, the Company had approximately 57.5 million, 57.5 million, and 40.3 million shares, respectively, in treasury.  Treasury stock of $1.6 billion at December 31, 2012, $1.6 billion at June 30, 2012, and $1.1 billion at June 30, 2011, is recorded at cost as a reduction of common stock.

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

	Six Months Ended December 31	Year Ended June 30
	2012	2012	2011	2010

Dividend yield	3%	2%	2%	2%
Risk-free interest rate	1%	2%	2%	2%
Stock volatility	30%	32%	31%	32%
Average expected life (years)	7	8	8	8

A summary of option activity during the transition period ended December 31, 2012 and the year ended June 30, 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price
	(In thousands, except per share amounts)

Shares option at June 30, 2011	11,723	$28.35
Granted	2,436	26.18
Exercised	(429)	19.61
Forfeited or expired	(238)	28.38
Shares under option at June 30, 2012	13,492	$28.24
Granted	2,637	26.25
Exercised	(116)	18.18
Forfeited or expired	(160)	27.40
Shares under option at December 31, 2012	15,853	$27.99

Exercisable at December 31, 2012	9,175	$28.65

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Shareholder’s Equity (Continued)

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2012, is 6 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012, is $25 million and $20 million, respectively.  The weighted-average grant-date fair values of options granted during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, were $5.89, $6.98, $8.82, and $8.50, respectively.  The total intrinsic values of options exercised during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, were $1 million, $5 million, $21 million, and $11 million, respectively.  Cash proceeds received from options exercised during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, were $2 million, $7 million, $21 million, and $11 million, respectively.

At December 31, 2012, there was $21 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next five years are $8 million, $6 million, $4 million, $2 million, and $1 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria.  During the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, 1.3 million, 1.2 million, 1.1 million, and 1.0 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2012, there were 20.8 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is estimated at the date of grant using a lattice valuation model.  The weighted-average grant-date fair values of awards granted during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 were $26.34, $26.75, $32.19, and, $26.55, respectively.

A summary of Restricted Stock Awards and PSUs activity during the six months ended December 31, 2012 and year ended June 30, 2012 is presented below:

	Restricted	Weighted Average
	Stock Awards and PSUs	Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at June 30, 2011	3,115	$28.39
Granted	1,249	26.75
Vested	(1,148)	26.34
Forfeited	(246)	20.50
Non-vested at June 30, 2012	2,970	$29.16
Granted	1,319	26.34
Vested	(574)	29.18
Forfeited	(80)	27.43
Non-vested at December 31, 2012	3,635	$28.17

At December 31, 2012, there was $37 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $20 million, $12 million, and $5 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during the six months ended December 31, 2012 was $17 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Shareholder’s Equity (Continued)

Compensation expense for option grants, Restricted Stock Awards and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants, Restricted Stock Awards and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant.  Compensation expense for PSUs is based on the probability of meeting the performance criteria.

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010 was $31 million, $34 million, $48 million, $47 million, and $45 million, respectively.

Note 13.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Six Months Ended December 31		Year Ended June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Gain on Golden Peanut revaluation	$-	$-	$-	$(71)	$-
Gain on interest in GrainCorp	(62)	-	-	-	-
Gain on sale of assets	(51)	(17)	(30)	(31)	(21)
Charges from early extinguishment of debt	5	12	12	15	75
(Gains) losses on interest rate swaps	-	-	-	(30)	59
Net (gain) loss on marketable securities transactions	(6)	(16)	(25)	(12)	6
Other – net	5	9	26	(1)	6
	$(109)	$(12)	$(17)	$(130)	$125

The Company realized a $62 million gain related to the settlement of the Total Return Swap instruments related to its investment in GrainCorp (see Note 4 for more information).

The gain on sale of assets for the six months ended December 31, 2012 includes a $39 million gain related to the sale of certain of the Company’s exchange membership interests.

The $71 million gain on Golden Peanut revaluation was recognized as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest (“Golden Peanut Gain”).

Realized gains on sales of available-for-sale marketable securities totaled $8 million, $17 million, $38 million, $13 million, and $12 million for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, respectively.  Realized losses on sales of available-for-sale marketable securities were $2 million, $1 million, $1 million, $1 million, and $3 million for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010, respectively.  Impairment losses on securities were $12 million and $15 million for the years ended June 30, 2012 and 2010, respectively.  Additional impairment losses on securities of $13 million for the six months ended December 31, 2011 and year ended June 30, 2012,  were classified as asset impairment, exit, and restructuring charges in the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)

United States	$611	$592	$1,035	$2,035	$1,453
Foreign	386	189	730	980	1,132
	$997	$781	$1,765	$3,015	$2,585

Significant components of income tax are as follows:

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Current
Federal	$92	$179	$300	$251	$422
State	9	19	21	10	18
Foreign	83	7	118	222	195

Deferred
Federal	92	14	66	483	107
State	20	3	9	43	(4)
Foreign	7	15	9	(12)	(72)
	$303	$237	$523	$997	$666

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31	June 30	June 30
	2012	2012	2011
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,163	$1,085	$1,016
Equity in earnings of affiliates	329	334	255
Debt exchange	140	58	-
Inventories	89	81	324
Other	141	92	104
	$1,862	$1,650	$1,699
Deferred tax assets
Pension and postretirement benefits	$373	$487	$307
Stock compensation	67	63	58
Foreign tax credit carryforwards	32	31	46
Foreign tax loss carryforwards	344	241	220
Capital loss carryforwards	25	-	-
State tax attributes	79	67	57
Other	105	126	129
Gross deferred tax assets	1,025	1,015	817
Valuation allowances	(173)	(145)	(95)
Net deferred tax assets	$852	$870	$722

Net deferred tax liabilities	$1,010	$780	$977
The net deferred tax liabilities are classified as follows:
Current assets	$36	$-	$-
Current assets (foreign)	-	-	57
Current liabilities	-	(6)	(175)
Current liabilities (foreign)	(97)	(54)	-
Noncurrent assets (foreign)	318	281	106
Noncurrent liabilities	(1,267)	(1,001)	(965)
	$(1,010)	$(780)	$(977)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Six Months Ended		Year Ended
	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)

Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of
federal tax benefit	2.4	2.4	1.4	1.1	0.3
Foreign earnings taxed at rates
other than the U.S. statutory rate	(7.6)	(7.2)	(4.8)	(5.0)	(8.4)
Foreign currency remeasurement	2.6	(0.3)	(3.3)	0.9	(0.7)
Income tax adjustment to filed returns	(1.5)	(0.7)	0.9	(0.2)	-
Other	(0.5)	1.1	0.4	1.3	(0.4)
Effective income tax rate	30.4%	30.3%	29.6%	33.1%	25.8%

The Company has $344 million, $241 million, and $220 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2012, June 30, 2012, and 2011, respectively.  As of December 31, 2012, approximately $321 million of these assets have no expiration date, and the remaining $23 million expire at various times through fiscal 2030.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $102 million, $96 million, and $52 million against these tax assets at December 31, 2012, June 30, 2012, and 2011, respectively, due to the uncertainty of their realization.

The Company has $25 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2012.  The Company has recorded a valuation allowance of $15 million against these tax assets at December 31, 2012.

The Company has $32 million, $31 million, and $46 million of tax assets related to excess foreign tax credits at December 31, 2012, June 30, 2012, and 2011, respectively, which begin to expire in 2013.  The Company has $79 million, $67 million, and $57 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2012, June 30, 2012, and 2011, respectively, which will expire at various times through fiscal 2032. The Company has not recorded a valuation allowance against the excess foreign tax credits at December 31, 2012.  The Company has recorded a valuation allowance against the state income tax assets of $56 million, net of federal tax benefit as of December 31, 2012.  Due to the uncertainty of realization, the Company had $4 million and $7 million of valuation allowance recorded related to the excess foreign tax credits as of June 30, 2012 and 2011, respectively, and $45 million and $36 million of valuation allowance related to state income tax assets net of federal tax benefit as of June 30, 2012 and 2011, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax year 2012.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.7 billion at December 31, 2012, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

The Company accounts for its income tax positions under the provisions of ASC Topic 740, Income Taxes (ASC 740).  ASC 740 prescribes a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements.  This interpretation requires the Company to recognize in the consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.  A rollforward of activity of unrecognized tax benefits for the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011 are as follows:

	Unrecognized Tax Benefits
	December 31, 2012	June 30, 2012	June 30, 2011
	(In millions)

Beginning balance	$80	$79	$84
Additions related to current year’s tax positions	-	-	4
Additions related to prior years’ tax positions	6	26	-
Reductions related to prior years’ tax positions	(1)	(21)	(7)
Reductions related to lapse of statute of limitations	(1)	-	-
Settlements with tax authorities	(7)	(4)	(2)
Ending balance	$77	$80	$79

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as selling, general and administrative expenses.  At December 31, 2012, June 30, 2012, and 2011, the Company had accrued interest and penalties on unrecognized tax benefits of $17 million, $16 million, and $27 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $56 million on the tax expense for that period.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $474 million, $20 million, and $83 million, respectively (inclusive of interest and adjusted for variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $102 million (as of December 31, 2012 and subject to variation in currency exchange rates).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $63 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004, 2005, and 2006.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion.  While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments, which could be material to the Company, challenging transfer prices used to price grain exports for years subsequent to 2006.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2006.  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it is more likely than not to prevail on the Brazil and Argentina matters based upon their technical merits.  The Company has not recorded an uncertain tax liability for these assessments partly because the taxing jurisdictions’ processes do not provide a mechanism for settling at less than the full amount of the assessment.  The Company’s consideration of these tax assessments requires judgments about the application of income tax regulations to specific facts and circumstances.    The final outcome of these matters cannot reliably be predicted, may take many years to resolve, and could result in the payment and expense of up to the entire amount of these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2031. Rent expense for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010 was $106 million, $103 million, $209 million, $251 million, and $241 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012, 2011, and 2010 were $62 million, $76 million, $164 million, $176 million, and $118 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)

2013	$235
2014	184
2015	156
2016	137
2017	101
Thereafter	199
Total minimum lease payments	$1,012

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain foreign subsidiaries with pension benefits.  Eligible U.S. employees with five or more years of service prior to January 1, 2009 participate in a defined benefit pension plan.  Eligible U.S. employees hired on or after January 1, 2009 and eligible salaried employees with less than five years of service prior to January 1, 2009 participate in a “cash balance” pension formula.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage).

On September 20, 2012, the Company amended its U.S. qualified pension plans and began notifying certain former employees of its offer to pay those employees’ pension benefit in a lump sum.  This lump sum payment offer expired in December 2012.  Former employees eligible for the voluntary lump sum payment option were generally those who were vested traditional formula participants of the U.S. qualified pension plans who terminated employments prior to August 1, 2012 and who had not started receiving monthly payments of their pension benefits.  The voluntary lump sum payments which amounted to $134 million reduced the Company’s global projected benefit obligations by $174 million, resulting in a net improvement of its pension underfunding by $40 million.  The Company incurred a non-cash pre-tax charge of $53 million as a result of the requirement to expense the unrealized actuarial losses recognized in accumulated other comprehensive income (loss) pertaining to the liabilities settled at December 31, 2012.  Beginning in 2013, the Company expects a $4 million reduction in ongoing annual pre-tax pension expense directly attributable to this amendment.

On November 16, 2012, the Company amended its U.S. postretirement benefit plan by providing participants with Health Care Reimbursement Accounts funded by credits, based on years of service, to be used to access post-65 supplemental Medicare insurance markets.  The credit indexes annually at the maximum rate of 3% per year.  As a result of this amendment, the Company recognized a prior service credit of $109 million in accumulated other comprehensive income (loss).  The prior service credit will be amortized over 8 years starting in 2013.  Beginning in 2013, the Company expects a $21 million reduction in ongoing annual pre-tax postretirement expense directly attributable to this amendment.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 15 million shares of Company common stock at December 31, 2012, with a market value of $412 million.  Cash dividends received on shares of Company common stock by these plans during the six months ended December 31, 2012 were $5 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

	Pension Benefits		Postretirement Benefits
(In millions)	Six Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during
the period)	$44	$36	$4	$3
Interest cost	61	65	6	6
Expected return on plan assets	(75)	(70)	-	-
Settlement charges	68	-	-
Amortization of actuarial loss	42	24	-	-
Other amortization	2	2	-	-
Net periodic defined benefit plan
expense	142	57	10	9
Defined contribution plans	23	23	-	-
Total retirement plan expense	$165	$80	$10	$9

	Pension Benefits			Postretirement Benefits
	Year Ended June 30			Year Ended June 30
(In millions)	2012	2011	2010	2012	2011	2010

Retirement plan expense
Defined benefit plans:
Service cost (benefits earned
during the period)	$71	$71	$58	$7	$8	$9
Interest cost	130	120	119	12	13	16
Expected return on plan assets	(141)	(132)	(117)	-	-	-
Remeasurement charge(1)	30	-	-	4	-	-
Amortization of actuarial loss	52	59	31	-	-	5
Other amortization	5	5	6	(2)	(1)	(1)
Net periodic defined benefit plan expense	147	123	97	21	20	29
Defined contribution plans	45	43	40	-	-	-
Total retirement plan expense	$192	$166	$137	$21	$20	$29

(1) See Note 19

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

Prior to December 31, 2012, the Company used a June 30 measurement date for all defined benefit plans.  As a result of the change in fiscal year end (see Note 1), the Company changed its measurement date for all defined benefit plans to December 31 effective the transition period ended December 31, 2012.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets:

	Pension Benefits			Postretirement Benefits
	December 31	June 30	June 30	December 31	June 30	June 30
	2012	2012	2011	2012	2012	2011
	(In millions)			(In millions)
Benefit obligation, beginning	$3,095	$2,470	$2,299	$305	$229	$224
Service cost	44	71	71	4	7	8
Interest cost	61	130	120	6	12	13
Actuarial loss (gain)	(4)	569	(63)	7	74	(32)
Employee contributions	1	2	2	-	-	-
Curtailments	(12)	-	-	-	-	-
Settlements	(204)	-	-	-	-	-
Remeasurement charge	-	30	-	-	4	-
Business combinations	-	-	36	-	-	22
Benefits paid	(53)	(102)	(90)	(5)	(8)	(6)
Plan amendments	-	2	(9)	(109)	(13)	-
Actual expenses	(1)	-	-	-	-	-
Foreign currency effects	27	(77)	104	-	-	-
Benefit obligation, ending	$2,954	$3,095	$2,470	$208	$305	$229

Fair value of plan assets, beginning	$2,236	$2,134	$1,721	$-	$-	$-
Actual return on plan assets	161	140	283	-	-	-
Employer contributions	31	123	116	5	8	6
Employee contributions	1	2	2	-	-	-
Settlements	(224)	-	-	-	-	-
Business combinations	-	-	22	-	-	-
Benefits paid	(53)	(102)	(90)	(5)	(8)	(6)
Actual expenses	(1)	-	-	-	-	-
Foreign currency effects	23	(61)	80	-	-	-
Fair value of plan assets, ending	$2,174	$2,236	$2,134	$-	$-	$-

Funded status	$(780)	$(859)	$(336)	$(208)	$(305)	$(229)

Prepaid benefit cost	$52	$25	$51	$-	$-	$-
Accrued benefit liability – current	(14)	(14)	(16)	(13)	(11)	(8)
Accrued benefit liability – long-term	(818)	(870)	(371)	(195)	(294)	(221)
Net amount recognized in the balance sheet	$(780)	$(859)	$(336)	$(208)	$(305)	$(229)

Included in accumulated other comprehensive income for pension benefits at December 31, 2012, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of ($1) million, unrecognized prior service cost of $10 million, and unrecognized actuarial loss of $975 million.  The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2013 is $3 million and $70 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for postretirement benefits at December 31, 2012, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of ($123) million and unrecognized actuarial loss of $67 million.  The prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during 2013 is ($18) million and $6 million, respectively.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits			Postretirement Benefits
	December 31	June 30	June 30	December 31	June 30	June 30
	2012	2012	2011	2012	2012	2011
Discount rate	4.0%	5.5%	5.2%	4.0%	5.5%	5.4%
Expected return on plan assets	7.0%	7.1%	7.1%	N/A	N/A	N/A
Rate of compensation increase	3.9%	3.9%	3.9%	N/A	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits			Postretirement Benefits
	December 31	June 30	June 30	December 31	June 30	June 30
	2012	2012	2011	2012	2012	2011
Discount rate	3.9%	4.0%	5.5%	3.6%	4.0%	5.5%
Rate of compensation increase	3.9%	4.0%	3.9%	N/A	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.4 billion, $2.2 billion, and $1.6 billion, respectively as of December 31, 2012, $2.8 billion, $2.5 billion, and $1.9 billion, respectively, as of June 30, 2012, and $2.1 billion, $1.9 billion, and $1.7 billion, respectively, as of June 30, 2011.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.4 billion, $2.2 billion, and $1.6 billion, respectively, as of December 31, 2012, $2.7 billion, $2.5 billion, and $1.8 billion, respectively, as of June 30, 2012, and $671 million, $657 million, and $425 million, respectively, as of June 30, 2011.  The accumulated benefit obligation for all pension plans as of December 31, 2012 and June 30, 2012 and 2011, was $2.7 billion, $2.7 billion, and $2.3 billion, respectively.

For postretirement benefit measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for the transition period ended December 31, 2012.  The rate was assumed to decrease gradually to 5% by 2022 and remain at that level thereafter.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$-	$-
Effect on accumulated postretirement benefit obligations	$5	$(5)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2012 and June 30, 2012 and 2011.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Common stock
U.S. companies	$182	$-	$-	$182
International companies	1	-	-	1
Equity mutual funds
Emerging markets	81	-	-	81
International	110	-	-	110
Large cap U.S.	386	-	-	386
Other	1	-	-	1
Common collective trust
funds
International equity	-	406	-	406
Large cap U.S. equity	-	17	-	17
Fixed income	-	373	-	373
Other	-	47	-	47
Debt instruments
Corporate bonds	-	437	-	437
U.S. Treasury
instruments	90	-	-	90
U.S. government agency,
state and local
government bonds	-	39	-	39
Other	-	4	-	4
Total assets at fair value	$851	$1,323	$-	$2,174

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

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

Note 16.     Employee Benefit Plans (Continued)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31	June 30	June 30
	2012(1)(2)	2012(2)	2011(2)

Equity securities	52%	51%	52%
Debt securities	47%	48%	47%
Other	1%	1%	1%
Total	100%	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 67% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 36% equity securities, 61% debt securities, and 3% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)
The Company’s pension plans did not hold any shares of Company common stock as of the December 31, 2012 and June 30, 2012 and 2011 measurement dates.  Cash dividends received on shares of Company common stock by these plans during the six-month period ended December 31, 2012 and the twelve-month period ended June 30, 2012 and 2011, were $0 million, $0 and $0.1 million, respectively.

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

Note 16.     Employee Benefit Plans (Continued)

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $37 million to the pension plans and $13 million to the postretirement benefit plan during 2013.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension	Postretirement
	Benefits	Benefits
	(In millions)

2013	$112	$13
2014	115	11
2015	118	11
2016	121	12
2017	125	12
2018 – 2022	696	65

Note 17.     Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss):

	Foreign Currency	Deferred Gain (Loss)	Pension and Other Postretirement Benefit	Unrealized Gain (Loss)	Accumulated Other
	Translation	on Hedging	Liabilities	on	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
			(In millions)

Balance at June 30, 2011	$509	$29	$(419)	$57	$176

Net unrealized gains (losses)	(745)	36	(565)	(90)	(1,364)
Tax effect	60	(15)	202	34	281
Net of tax amount	(685)	21	(363)	(56)	(1,083)
Balance at June 30, 2012	(176)	50	(782)	1	(907)

Net unrealized gains (losses)	363	(72)	292	(1)	582
Tax effect	(51)	26	(100)	-	(125)
Net of tax amount	312	(46)	192	(1)	457
Balance at December 31, 2012	$136	$4	$(590)	$-	$(450)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture.  In December 2012, the Company sold its equity investment in Gruma S.A.B. de C.V.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.  On September 30, 2011, the Company sold a majority ownership interest of the Bank.  The Bank was deconsolidated from the Company’s consolidated financial statements in the first quarter of fiscal 2012 resulting in no material effect to the Company’s earnings.  In December 2012, the Company sold its remaining common equity interest in the Bank resulting in no material effect to the Company’s earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

Segment Information

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Sales to external customers
Oilseeds Processing	$18,052	$17,337	$34,715	$29,908	$24,412
Corn Processing	6,167	6,451	12,114	9,908	7,874
Agricultural Services	22,441	21,364	42,082	40,750	29,301
Other	69	56	127	110	95
Total	$46,729	$45,208	$89,038	$80,676	$61,682

Intersegment sales
Oilseeds Processing	$1,413	$736	$2,275	$2,103	$1,334
Corn Processing	56	113	173	194	103
Agricultural Services	3,046	2,751	5,609	4,417	2,436
Other	82	80	161	155	151
Total	$4,597	$3,680	$8,218	$6,869	$4,024

Net sales
Oilseeds Processing	$19,465	$18,073	$36,990	$32,011	$25,746
Corn Processing	6,223	6,564	12,287	10,102	7,977
Agricultural Services	25,487	24,115	47,691	45,167	31,737
Other	151	136	288	265	246
Intersegment elimination	(4,597)	(3,680)	(8,218)	(6,869)	(4,024)
Total	$46,729	$45,208	$89,038	$80,676	$61,682

Depreciation
Oilseeds Processing	$113	$108	$228	$215	$243
Corn Processing	165	178	345	399	412
Agricultural Services	99	90	188	183	167
Other	2	2	4	5	6
Corporate	17	13	28	25	29
Total	$396	$391	$793	$827	$857

Asset abandonments and write-downs
Oilseeds Processing	$-	$-	$1	$2	$9
Corn Processing	-	337	360	-	-
Agricultural Services	146	-	2	-	-
Corporate	-	-	4	-	-
Total	$146	$337	$367	$2	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

	Six Months Ended		Year Ended
(In millions)	December 31		June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Interest income
Oilseeds Processing	$18	$16	$35	$28	$34
Corn Processing	1	-	1	-	1
Agricultural Services	18	10	22	23	18
Other	11	14	21	46	51
Corporate	11	22	33	39	22
Total	$59	$62	$112	$136	$126

Equity in earnings of affiliates
Oilseeds Processing	$96	$129	$226	$213	$306
Corn Processing	49	53	107	83	78
Agricultural Services	49	55	110	230	152
Other	-	-	-	9	9
Corporate	61	14	29	7	16
Total	$255	$251	$472	$542	$561

Operating Profit
Oilseeds Processing	$747	$429	$1,302	$1,690	$1,551
Corn Processing	71	54	261	1,079	738
Agricultural Services	395	563	947	1,323	1,002
Other	93	17	15	39	46
Total operating profit	1,306	1,063	2,525	4,131	3,337
Corporate	(309)	(282)	(760)	(1,116)	(752)
Earnings before income taxes	$997	$781	$1,765	$3,015	$2,585

Investments in and advances to affiliates
Oilseeds Processing	$1,889		$1,811	$1,648
Corn Processing	505		470	483
Agricultural Services	297		671	669
Other	18		46	22
Corporate	461		390	418
Total	$3,170		$3,388	$3,240

Identifiable assets
Oilseeds Processing	$15,856		$17,041	$16,576
Corn Processing	6,649		6,491	7,606
Agricultural Services	14,201		11,444	11,242
Other	5,912		5,028	6,010
Corporate	2,518		1,767	918
Total	$45,136		$41,771	$42,352

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

	Six Months Ended	Year Ended
	December 31	June 30	June 30
	2012	2012	2011
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$259	$588	$673
Corn Processing	169	349	349
Agricultural Services	182	740	442
Other	-	1	8
Corporate	31	41	40
Total	$641	$1,719	$1,512

Geographic information:  The following geographic data include net sales and other operating income attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the net book value of property, plant, and equipment.

(In millions)	Six Months Ended December 31		Year Ended June 30
	2012	2011	2012	2011	2010
		(Unaudited)
Net sales and other operating income
United States	$25,033	$24,490	$46,593	$42,390	$33,362
Switzerland	4,991	5,237	9,698	8,413	5,770
Germany	4,450	4,521	9,656	6,217	6,424
Other Foreign	12,255	10,960	23,091	23,656	16,126
	$46,729	$45,208	$89,038	$80,676	$61,682

Long-lived assets
United States	$7,287		$7,288	$7,234
Foreign	2,836		2,524	2,266
	$10,123		$9,812	$9,500

Note 19.     Asset Impairment Charges and Exit Costs

As part of the Company’s ongoing portfolio management, the Company decided to divest its interests in Gruma S.A.B. de C.V. and related joint ventures (“Gruma”).  As a result, the Company’s equity method investments in Gruma were evaluated for impairment.  In the quarter ended September 30, 2012, the Company recorded a $146 million pre-tax asset impairment charge ($0.16 per share after tax) on its investments in Gruma by comparing the carrying value, including $123 million of cumulative unrealized foreign currency translation losses, to estimated fair value.  Fair value was estimated based on negotiations which resulted in the Company entering into a non-binding letter of intent to sell its interests in Gruma to a third party on October 16, 2012.  The agreement was subject to the approvals of the Company and Gruma’s boards of directors and to rights of first refusal on the part of Gruma’s controlling shareholder.  In December 2012, Gruma’s controlling shareholder exercised its rights of first refusal and entered into an equity purchase agreement with the Company to purchase the Company’s interests in Gruma.  Under the terms of the sale, the Company received  $450 million in December 2012, the estimated fair value at September 30, 2012.  The Company may also receive up to $60 million of contingent consideration over the next 42 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Asset Impairment Charges and Exit Costs (Continued)

During the second quarter of fiscal 2012, the Company determined that the carrying values of its Clinton, IA, bioplastics facility’s long-lived assets were greater than their future net undiscounted cash flows.  Accordingly, the Company recorded charges of $339 million in the Corn Processing segment related to the impairment of its Clinton, IA, bioplastics facility’s property, plant, and equipment and inventories.  In addition, the Company recognized an other-than-temporary impairment charge of $13 million in Corporate related to its investment in Metabolix, Inc.  The Company estimated the fair value of these assets based on limited market data available and on its ability to redeploy the assets within its own operations.

During the third quarter of fiscal 2012, the Company recorded in its Corn Processing segment $14 million in facility exit and other related costs related to the closure of its ethanol facility in Walhalla, ND, which was partially offset by a $4 million recovery of prior quarter bioplastic-related charges.  In addition, the Company incurred $4 million of facility exit and other related costs in Corporate.

In January 2012, the Company announced a plan to streamline its organizational structure, reducing its global workforce to enhance the cost structure of the Company.  Over 1,200 positions, primarily salaried, were eliminated.  To help achieve this reduction, the Company offered a voluntary early retirement incentive in the U.S.  These actions, in concert with other targeted cost reductions have reduced the Company’s annual pre-tax expenses by approximately $150 million.  The Company achieved a significant portion of the position reductions through the voluntary early retirement incentive in the U.S. and offered severance and outplacement assistance to other affected employees.

The following table summarizes the Company’s significant asset impairment, exit, and restructuring costs for the six months ended December 31, 2012 and 2011 and the fiscal year ended June 30, 2012:

	Six Months Ended December 31		Year Ended
(In millions)	2012	2011	June 30, 2012
		(Unaudited)

Employee-related costs (1)	$-	$-	$71
Facility exit and other related costs (2)	146	352	366
Total asset impairment, exit, and restructuring costs	$146	$352	$437

(1)
These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension and postretirement remeasurement charges triggered by an amendment of its U.S. plans due to the voluntary early retirement program.

(2)
Facility exit and other related costs for the six months ended December 31, 2012 consist of an asset impairment charge of $146 million related to the Gruma investment writedown in the Agricultural Services segment.  Facility and other related costs for the six months ended December 31, 2011 consist of asset impairment charges and other costs of $339 million related to the exit of the Clinton, IA, bioplastics facility in the Corn Processing segment and $13 million investment writedown in Corporate.  Facility exit and other related costs for the fiscal year ended June 30, 2012 consist of asset impairment charges and other costs of $349 million related to the exit of the Clinton, IA, bioplastics and Walhalla, ND, ethanol facilities in the Corn Processing segment and investment writedown and other facility exit-related costs of $17 million in Corporate.

There were no significant asset impairment charges and exit costs recognized in fiscal years 2011 and 2010.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Sale of Accounts Receivable

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At December 31, 2012 and June 30, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2013.

As of December 31, 2012, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a $0.9 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $21.9 billion for the six months ended December 31, 2012 and $8.9 billion for the year ended June 30, 2012.  Of this amount, $21.9 billion and $8.9 billion pertain to cash collections on the deferred consideration for the periods ended December 31, 2012 and June 30, 2012, respectively.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company’s risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Transfers of receivables under the Program during the six months ended December 31, 2012 and the year ended June 30, 2012 resulted in an expense for the loss on sale of $4 million for both periods, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statements of cash flows for the six months ended December 31, 2012 and the year ended June 30, 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

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

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $44 million at December 31, 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Six months ended December 31, 2012
	(In millions, except per share amounts)
Transition Period 2012
Net Sales	$21,808	$24,921	$46,729
Gross Profit	806	996	1,802
Net Earnings Attributable to Controlling Interests	182	510	692
Basic Earnings Per Common Share	0.28	0.77	1.05
Diluted Earnings Per Common Share	0.28	0.77	1.05

	Quarter
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)
Fiscal Year 2012
Net Sales	$21,902	$23,306	$21,155	$22,675	$89,038
Gross Profit	1,034	813	1,008	813	3,668
Net Earnings Attributable to
Controlling Interests	460	80	399	284	1,223
Basic Earnings Per
Common Share	0.68	0.12	0.60	0.43	1.84
Diluted Earnings Per
Common Share	0.68	0.12	0.60	0.43	1.84

Fiscal Year 2011
Net Sales	$16,799	$20,930	$20,077	$22,870	$80,676
Gross Profit	808	1,234	1,160	1,098	4,300
Net Earnings Attributable to
Controlling Interests	345	732	578	381	2,036
Basic Earnings Per
Common Share	0.54	1.15	0.91	0.59	3.17
Diluted Earnings Per
Common Share	0.54	1.14	0.86	0.58	3.13

Net earnings attributable to controlling interests for the first quarter of the transition period ended December 31, 2012 include an after-tax asset impairment charge related to the Gruma investment writedown of $107 million (equal to $0.16 per share) as discussed in Note 19.  Net earnings attributable to controlling interests for the second quarter of the transition period ended December 31, 2012 include an after-tax gain of $49 million (equal to $0.07 per share) related to the Company’s interest in GrainCorp, an after-tax gain of $24 million (equal to $0.04 per share) related to the sale of certain the Company’s exchange membership interests, and an after-tax charge of $44 million (equal to $0.07 per share) related to pension settlements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interests for the second and third quarters of fiscal year 2012 include after-tax exit costs and asset impairment charges related primarily to the bioplastics facility and global workforce reduction program of $222 million and $52 million (equal to $0.33 and $0.08 per share), respectively as discussed in Note 19.

Net earnings attributable to controlling interests for the first, second, third and fourth quarters of fiscal year 2011 include after-tax start up costs for the Company’s new greenfield plants of $20 million, $14 million, $14 million, and $11 million (equal to $0.03, $0.02, $0.02, and $0.02 per share), respectively.  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2011 include debt buyback costs of $15 million ($9 million after tax, equal to $0.01 per share).  Net earnings attributable to controlling interests for the fourth quarter ended June 30, 2011 include a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma S.A.B. de C.V.  Net earnings attributable to controlling interests for the second quarter ended December 31, 2010 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut.  Net earnings attributable to controlling interests for the first, second, and third quarters of fiscal year 2011 include after-tax (losses) gains on interest rate swaps of ($19) million, $34 million, and $4 million (equal to ($0.03), $0.05, and $0.01 per share), respectively as discussed in Note 4.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change on net earnings attributable to controlling interests for the second, third and fourth quarters of fiscal year 2011 was an after-tax increase of $24 million, $31 million, and $28 million (equal to $0.04, $0.05, and $0.04 per share), respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2012 and June 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the six-month period ended December 31, 2012 and each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at December 31, 2012 and June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2012 and each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change the date of its annual goodwill and indefinite-lived intangible asset impairment test from April 1 to October 1 in the transition period ended December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2012 and June 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the six-month period ended December 31, 2012 and each of the three years in the period ended June 30, 2012, of Archer-Daniels-Midland Company and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 28, 2013

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of December 31, 2012.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.  That report is included herein.

/s/ Patricia A. Woertz Patricia A. Woertz Chairman, Chief Executive Officer and President	/s/ Ray G. Young Ray G. Young Senior Vice President & Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2013 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Title	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	52

Mark A. Bemis	Senior Vice President and President, Corn Processing business unit since December 2010. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling, and Other business unit from September 2009 to December 2010. President of ADM Cocoa from September 2001 to September 2009.	52

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006. Independent human resources consultant from 2005 to October 2006. Executive Vice President, Human Resources at First Data from 2003 to 2005.	55

Stuart E. Funderburg	Assistant Secretary and Assistant General Counsel since November 2008. Corporate Counsel from October 2001 to November 2008.	49

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	60

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations. Vice President and Director-Group Operations Oilseeds Processing division from December 2005 to November 2008.	52

Craig E. Huss	Senior Vice President of the Company from December 2010. Chief Risk Officer since August 2011. President, Agricultural Services business unit from September 2009 to August 2011. Vice President of the Company from January 2001 to December 2010. President of ADM Transportation from 1999 to September 2009.	60

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Matthew J. Jansen	Senior Vice President of the Company since December 2010. President, Oilseeds Processing business unit since February 2010. Vice President of the Company from January 2003 to December 2010. President, Grain Operations from August 2006 to February 2010.	46

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations. Vice President-Corn Processing Operations from March 1999 to November 2008.	65

Mark L. Kolkhorst	Vice President of the Company since December 2010. President, Milling and Alliance Nutrition since March 2012. President, Milling and Cocoa from December 2010 to March 2012. President of ADM Milling from September 2007 to November 2010. President of Specialty Feed Ingredients from June 2005 to September 2007.	48

Domingo A. Lastra	Vice President of the Company since September 2009. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. since December 2012. Vice President, Business Growth since August 2011 to December 2012. President, South American Operations from August 2006 to August 2011.	44

Juan R. Luciano	Executive Vice President and Chief Operating Officer since April 2011. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010. Various executive and sales positions at Dow Chemical Company from 1985 to December 2008.	51

Michael Lusk	Vice President of the Company since November 1999, with responsibility for the Company’s Captive Insurance operations.	63

Vikram Luthar	Group Vice President, Finance since January 2012. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012. Vice President and Treasurer of the Company from November 2004 to August 2010.	46
Douglas R. Ostermann	Vice President and Treasurer of the Company since January 2012. Assistant Treasurer of the Company from November 2009 to December 2011. Various global treasury management positions since 2004.	45
Victoria Podesta	Vice President of the Company since May 2007. Chief Communications Officer since December 2010. Corporate communications consultant for various global companies from 1989 to May 2007.	56

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Ismael Roig	Vice President of the Company since December 2004. President, Asia Pacific since August 2011. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	45

Marc A. Sanner	Vice President and General Auditor of the Company since November 2008. Assistant Controller from January 2003 to November 2008.	60

Marschall I. Smith	Senior Vice President, Secretary and General Counsel since July 2012. Senior Vice President of Legal Affairs and General Counsel at 3M Company from June 2007 to July 2012.	68

John P. Stott	Vice President and Controller of the Company since December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005.	45

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010. Managing Director, European Oilseeds from September 2007 to September 2009.	47

Gary L. Towne	Vice President of the Company since September 2009. Vice President, Corn Processing since October 2012. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from September 2009 to October 2012. Manager, Global Risk from August 2007 to September 2009. Vice President, Corn Processing from July 2000 to August 2007.	57

Patricia A. Woertz	Chairman of the Board of Directors since February 2007. Chief Executive Officer & President of the Company since May 2006.	59

Ray G. Young	Senior Vice President of the Company since November 2010. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010. Various executive and financial positions at General Motors from 1986 to March 2008.	51

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2012.5,” “Outstanding Equity Awards at Fiscal 2012.5 Year-End,” “Option Exercises and Stock Vested During Fiscal 2012.5,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2012.5” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2013, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2013, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2013, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2013, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
June 30, 2010	$103	2	–	(8)	$97
June 30, 2011	$97	9	(12)	6	$100
June 30, 2012	$100	13	(13)	(8)	$92
December 31, 2012	$92	8	(8)	(5)	$87

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended, filed on February 11, 2013, as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(4)	Instruments defining the rights of security holders, including:

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

(iv)
Indenture dated October 16, 2012, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-44) filed on October 17, 2012), relating to the $570,425,000 aggregate principal amount of 4.016% Debentures due April 16, 2043.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(v)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(ix)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(x)	Form of Stock Option Agreement for non-NEO employees (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xi)
Form of Restricted Stock Award Agreement for non-NEO employees (incorporated by reference to Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xii)
Form of Restricted Stock Unit Award Agreement for non-NEO employees (incorporated by reference to Exhibit 10(xii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xiii)	Form of Stock Option Agreement for NEOs (incorporated by reference to Exhibit 10(xiii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xiv)	Form of Restricted Stock Award Agreement for NEOs (incorporated by reference to Exhibit 10(xiv) to the Company Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xv)	Form of Restricted Stock Unit Award Agreement for NEOs (incorporated by reference to Exhibit 10(xv) to the Company Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xvi)	Form of Stock Option Agreement for international employees (incorporated by reference to Exhibit 10(xvi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

(xvii)
Form of Restricted Stock Unit Agreement for international employees (incorporated by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 1-44)).

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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

(xxvi)	Form of Performance Share Unit Award Agreement (grant to M. Jansen).

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(18)	Letter from independent registered public accounting firm regarding change in accounting principle.

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ M. I. Smith
M. I. Smith
Senior Vice President, Secretary
and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 28, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ P. Dufour
P. A. Woertz*,	P. Dufour*,
Chairman, Chief Executive Officer, President and Director	Director
(Principal Executive Officer)
/s/ D. E. Felsinger
/s/ R. G. Young	D. E. Felsinger*,
R. G. Young	Director
Senior Vice President and
Chief Financial Officer	/s/ A. Maciel
(Principal Financial Officer)	A. Maciel*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ P. J. Moore
Vice President and Controller	P. J. Moore*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ T. F. O’Neill
A. L. Boeckmann*,	T. F. O’Neill*,
Director	Director

/s/ G. W. Buckley	/s/ Daniel Shih
G. W. Buckley*,	D. Shih*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ T. K. Crews	/s/ M. I. Smith
T. K. Crews*,	M. I. Smith
Director	Attorney-in-Fact

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and M. I. Smith, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.