Form 10-Q
period 2013-03-31
ARCHER DANIELS MIDLAND CO
filed 2013-05-07
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Common Stock, no par value – 659,029,761 shares
(April 30, 2013)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except
	per share amounts)

Net sales and other operating income	$21,727	$21,155
Cost of products sold	20,971	20,147
Gross Profit	756	1,008

Selling, general, and administrative expenses	436	402
Asset impairment, exit, and restructuring costs	-	85
Interest expense	106	116
Equity in earnings of unconsolidated affiliates	(137)	(115)
Interest income	(27)	(26)
Other (income) expense – net	3	(22)
Earnings Before Income Taxes	375	568

Income taxes	105	163
Net Earnings Including Noncontrolling Interests	270	405

Less: Net earnings attributable to noncontrolling interests	1	6

Net Earnings Attributable to Controlling Interests	$269	$399

Average number of shares outstanding – basic	661	662

Average number of shares outstanding – diluted	662	663

Basic and diluted earnings per common share	$0.41	$0.60

Dividends per common share	$0.19	$0.175

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions)

Net earnings including noncontrolling interests	$270	$405
Other comprehensive income (loss):
Foreign currency translation adjustment	(154)	218
Tax effect	3	57
Net of tax amount	(151)	275

Pension and other postretirement benefit liabilities adjustment	21	(168)
Tax effect	(1)	65
Net of tax amount	20	(103)

Deferred gain (loss) on hedging activities	11	(41)
Tax effect	(4)	15
Net of tax effect	7	(26)

Unrealized gain (loss) on investments	(37)	(7)
Tax effect	11	3
Net of tax effect	(26)	(4)
Other comprehensive income (loss)	(150)	142
Comprehensive income (loss)	120	547

Less: Comprehensive income (loss) attributable to noncontrolling interests	(8)	8

Comprehensive income (loss) attributable to controlling interests	$128	$539

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2013	2012
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,448	$1,714
Short-term marketable securities	183	576
Segregated cash and investments	3,858	3,638
Trade receivables	3,553	3,450
Inventories	12,408	13,836
Other current assets	6,415	6,548
Total Current Assets	27,865	29,762

Investments and Other Assets
Investments in and advances to affiliates	3,252	3,170
Long-term marketable securities	683	717
Goodwill	544	551
Other assets	760	813
Total Investments and Other Assets	5,239	5,251

Property, Plant, and Equipment
Land	389	378
Buildings	4,626	4,807
Machinery and equipment	17,293	16,984
Construction in progress	945	1,004
	23,253	23,173
Accumulated depreciation	(13,131)	(13,050)
Net Property, Plant, and Equipment	10,122	10,123
Total Assets	$43,226	$45,136

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,358	$2,816
Trade payables	3,474	4,787
Accrued expenses and other payables	9,179	9,122
Current maturities of long-term debt	1,131	268
Total Current Liabilities	16,142	16,993

Long-Term Liabilities
Long-term debt	5,374	6,456
Deferred income taxes	1,256	1,267
Other	1,478	1,289
Total Long-Term Liabilities	8,108	9,012

Shareholders’ Equity
Common stock	6,175	6,134
Reinvested earnings	13,369	13,236
Accumulated other comprehensive income (loss)	(591)	(450)
Noncontrolling interests	23	211
Total Shareholders’ Equity	18,976	19,131
Total Liabilities and Shareholders’ Equity	$43,226	$45,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$270	$405
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Depreciation and amortization	227	214
Asset impairment charges	-	16
Deferred income taxes	(6)	20
Equity in earnings of affiliates, net of dividends	(79)	(102)
Stock compensation expense	15	7
Pension and postretirement accruals, net	8	66
Deferred cash flow hedges	12	(43)
Other – net	(85)	(64)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(243)	(84)
Trade receivables	(146)	2,170
Inventories	1,386	(629)
Other current assets	81	(1,354)
Trade payables	(1,552)	(1,071)
Accrued expenses and other payables	469	(334)
Total Operating Activities	357	(783)

Investing Activities
Purchases of property, plant, and equipment	(248)	(341)
Proceeds from sales of property, plant, and equipment	10	15
Net assets of businesses acquired	(16)	(33)
Purchases of marketable securities	(115)	(241)
Proceeds from sales of marketable securities	506	442
Other – net	32	(5)
Total Investing Activities	169	(163)

Financing Activities
Long-term debt borrowings	17	4
Long-term debt payments	(250)	(51)
Net borrowings (payments) under lines of credit agreements	(441)	1,112
Purchases of treasury stock	-	(56)
Cash dividends	(125)	(115)
Other – net	7	6
Total Financing Activities	(792)	900

Increase (decrease) in cash and cash equivalents	(266)	(46)
Cash and cash equivalents beginning of period	1,714	864

Cash and cash equivalents end of period	$1,448	$818

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
				(In millions)

Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131

Comprehensive income
Net earnings			269		1
Other comprehensive income				(141)	(9)
Total comprehensive income						120
Cash dividends paid-$0.19 per share			(125)			(125)
Stock compensation expense		15				15
Noncontrolling interests associated with mandatorily redeemable instruments					(180)	(180)
Other		26	(11)			15
Balance March 31, 2013	659	$6,175	$13,369	$(591)	$23	$18,976

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

Effective this quarter, the noncontrolling interest of certain of the Company’s less than wholly-owned subsidiaries was subject to a mandatorily redeemable put option.  As a result, the Company reclassified $180 million of noncontrolling interest in shareholders’ equity to long-term liabilities at March 31, 2013.

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, which requires the Company to present, either on the face of the consolidated statement of earnings or in the notes, the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  The adoption of this amended guidance requires expanded disclosures in the Company’s consolidated financial statements but does not impact results (see Note 11).

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

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 830, Foreign Currency Matters (Topic 830), which requires the Company to transfer currency translation adjustments from other comprehensive income into net income in certain circumstances.  The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business.  The Company will be required to apply the amended guidance prospectively.  The Company does not expect any impact on its financial results as a result of the adoption of this amended guidance.

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 405, Liabilities, which addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount under the arrangement is fixed at the reporting date.  The amended guidance aims to resolve diversity in practice among companies that are subject to joint and several liabilities.  The Company will be required to apply the amended guidance retrospectively to all prior periods presented.  The Company has not determined the impact on its financial results as a result of the adoption of this amended guidance.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Acquisitions

During the three months ended March 31, 2013, the Company acquired one business for a total cost of $16 million and recorded a preliminary allocation of the purchase price related to this acquisition.

The net cash purchase price for the acquisition of $16 million was preliminarily allocated to working capital.

Note 4.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$4,746	$2,022	$6,768
Unrealized derivative gains:
Commodity contracts	1,230	757	223	2,210
Foreign exchange contracts	–	181	–	181
Interest rate contracts	–	1	–	1
Marketable securities	2,045	17	–	2,062
Deferred receivables consideration	–	597	–	597
Total Assets	$3,275	$6,299	$2,245	$11,819

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,445	$634	$171	$2,250
Foreign exchange contracts	–	126	–	126
Inventory-related payables	–	547	216	763
Total Liabilities	$1,445	$1,307	$387	$3,139

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$–	$5,291	$1,745	$7,036
Unrealized derivative gains:
Commodity contracts	1,426	936	143	2,505
Foreign exchange contracts	–	170	–	170
Interest rate contracts	–	1	–	1
Marketable securities	2,451	16	–	2,467
Deferred receivables consideration	–	900	–	900
Total Assets	$3,877	$7,314	$1,888	$13,079

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,600	$638	$138	$2,376
Foreign exchange contracts	–	215	–	215
Inventory-related payables	–	903	33	936
Total Liabilities	$1,600	$1,756	$171	$3,527

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

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program.  This amount is reflected in other current assets on the consolidated balance sheet (see Note 15).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)
The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013.

	Level 3 Fair Value Asset Measurements at March 31, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
		(In millions)

Balance, December 31, 2012	$1,745	$143	$1,888
Total increase (decrease) in unrealized gains included in cost of products sold*	(697)	136	(561)
Purchases	4,684	–	4,684
Sales	(3,700)	–	(3,700)
Settlements	–	(96)	(96)
Transfers into Level 3	40	48	88
Transfers out of Level 3	(50)	(8)	(58)
Ending balance, March 31, 2013	$2,022	$223	$2,245

* Includes gains of $130 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at March 31, 2013.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013.

	Level 3 Fair Value Liability Measurements at March 31, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2012	$33	$138	$171
Total increase (decrease) in unrealized losses included in cost of products sold*	10	118	128
Purchases	176	–	176
Sales	(4)	–	(4)
Settlements	–	(102)	(102)
Transfers into Level 3	1	23	24
Transfers out of Level 3	–	(6)	(6)
Ending balance, March 31, 2013	$216	$171	$387

* Includes losses of $117 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at March 31, 2013.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2013 and December 31, 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 26.9% of the total price for assets and 4.9% for liabilities.

	Weighted Average % of Total Price
	March 31, 2013		December 31, 2012
Component Type	Assets	Liabilities	Assets	Liabilities

Inventories
Basis	26.9%	4.9%	13.5%	26.2%
Transportation cost	24.5%	10.6%	8.4%	9.1%

Commodity Derivative Contracts
Basis	18.6%	33.0%	45.7%	17.0%
Transportation cost	10.5%	15.3%	16.2%	7.7%

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

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of March 31, 2013 and December 31, 2012, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

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

The  following  table  sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$181	$126	$170	$215
Interest Contracts	1	–	1	–
Commodity Contracts	2,209	2,250	2,504	2,376
Total	$2,391	$2,376	$2,675	$2,591

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(In millions)
Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	0	–

FX Contracts
Net sales and other operating income	$73	$9
Cost of products sold	(1)	30
Other income (expense) – net	(45)	141

Commodity Contracts
Cost of products sold	$68	$(232)
Total gain (loss) recognized in earnings	$95	$(52)

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

Derivatives Designated as Cash Flow Hedging Strategies

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion), hedge components excluded from the assessment of effectiveness, and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of March 31, 2013, the Company has $8 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $8 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 15% and 26% of its monthly anticipated grind.  At March 31, 2013, the Company has designated hedges representing between 0.1% and 19% of its anticipated monthly grind of corn for the next 15 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 11% and 66% of the quantity of its anticipated monthly natural gas purchases.  At March 31, 2013, the Company has designated hedges representing between 13% and 49% of its anticipated monthly natural gas purchases for the next 9 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 1 million and 21 million gallons of ethanol per month under this program.  At March 31, 2013, the Company has designated hedges representing between 2 million and 12 million gallons of contracted ethanol sales per month over the next 9 months.

The Company started a new hedge program this quarter using soybean meal futures to fix the sales price of certain corn gluten meal sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of corn gluten meal under sales contracts, entered into for deliveries within the next 12 months, that are indexed to soybean meal prices.  At March 31, 2013, the Company has designated hedges of up to 23,000 tons of contracted corn gluten meal sales per month.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  Certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the forecasted foreign currency expenditures.  During the past 12 months, the Company hedged between $13 million and $25 million of forecasted foreign currency expenditures.  As of March 31, 2013, the Company has designated hedges of $13 million of its forecasted foreign currency expenditures.  At March 31, 2013, the Company has $1 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $1 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At March 31, 2013, AOCI included $21 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The Company will recognize the $21 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the fair value of derivatives designated as hedging instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

Commodity Contracts	$1	$0	$1	$0
Total	$1	$0	$1	$0

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2013 and 2012.

		Three months ended
	Consolidated Statement of	March 31,
	Earnings Locations	2013	2012
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	(2)	(3)
	Net sales and other operating income	(1)	(10)
Ineffective amount recognized in earnings
Interest Contracts	Other income/expense – net	–	–
Commodity Contracts	Cost of products sold	(42)	(27)
Total amount recognized in earnings		$(45)	$(40)

Hedge ineffectiveness results when the change in the price of the underlying commodity in a specific cash market differs from the change in the price of the derivative financial instrument used to establish the hedging relationship.  As an example, if the change in the price of a corn futures contract is strongly correlated to the change in cash price paid for corn, the gain or loss on the derivative instrument is deferred and recognized at the time the corn grind occurs.  If the change in price of the derivative does not strongly correlate to the change in the cash price of corn, in the same example, some portion or all of the derivative gains or losses may be required to be recognized in earnings prior to the corn grind occurring.

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31,
	2013	2012
	(In millions)
Balance at December 31, 2012 and 2011	$4	$30
Unrealized gains (losses)	9	(54)
Losses (gains) reclassified to earnings	3	13
Tax effect	(5)	15
Balance at March 31, 2013 and 2012	$11	$4

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2013

United States government obligations
Maturity less than 1 year	$375	$–	$–	$375
Maturity 1 to 5 years	90	–	–	90
Government–sponsored enterprise obligations
Maturity 1 to 5 years	3	–	–	3
Corporate debt securities
Maturity 1 to 5 years	14	–	–	14
Other debt securities
Maturity less than 1 year	645	–	–	645
Maturity 1 to 5 years	3	–	–	3
Equity securities
Available-for-sale	611	–	(38)	573
	$1,741	$–	$(38)	$1,703

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
December 31, 2012

United States government obligations
Maturity less than 1 year	$583	$–	$–	$583
Maturity 1 to 5 years	93	–	–	93
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	–	–	2
Corporate debt securities
Maturity 1 to 5 years	15	–	–	15
Other debt securities
Maturity less than 1 year	1,038	–	–	1,038
Maturity 1 to 5 years	3	–	–	3
Equity securities
Available-for-sale	606	3	(5)	604
	$2,340	$3	$(5)	$2,338

All of the $38 million in unrealized losses at March 31, 2013 arose within the last 12 months and are related to the Company’s investment in three available-for-sale equity securities with a market value of $571 million.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2013	2012
	(In millions)

Unrealized gains on derivative contracts	$2,392	$2,676
Deferred receivables consideration	597	900
Other current assets	3,426	2,972
	$6,415	$6,548

Note 8.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2013	2012
	(In millions)

Unrealized losses on derivative contracts	$2,376	$2,591
Grain accounts and margin deposits	5,005	4,620
Accrued expenses and other payables	1,798	1,911
	$9,179	$9,122

Note 9.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the “Notes”) due in February 2014. As of March 31, 2013, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 10 “Debt and Financing Arrangements” in the consolidated financial statements  included  in  the  Company’s  transition report on Form 10-KT for the six months ended December 31, 2012.

At March 31, 2013, the fair value of the Company’s long-term debt exceeded the carrying value by $1.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2013, the Company had lines of credit totaling $8.6 billion, of which $6.3 billion was unused.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which $1.5 billion of commercial paper was outstanding at March 31, 2013.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable.  As of March 31, 2013, the Company utilized all of its $1.0 billion facility under the Program (see Note 15 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2013 was 28.0% in line with 28.7% for the quarter ended March 31, 2012.

The Company is subject to income taxation in many jurisdictions around the world. The Company is subject to routine examination by domestic and foreign tax authorities and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature and amount of deductions and the allocation of income among various tax jurisdictions.  Resolution of the related tax positions, through negotiation with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential additional tax owed by the Company in accordance with the applicable accounting standard.  However, the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $486 million, $20 million, and $85 million, respectively (inclusive of interest and adjusted for variation in currency exchange rates).  ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 has expired.  If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $104 million (as of March 31, 2013 and subject to variation in currency exchange rates).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $60 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004, 2005, and 2006.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion.  While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments, which could be material to the Company, challenging transfer prices used to price grain exports for years subsequent to 2006.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2006.  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

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

Note 11.	Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the quarter ended March 31, 2013:

	Foreign	Deferred		Unrealized
	Currency	Gain (Loss)	Pension	Gain (Loss)
	Translation	on Hedging	Liability	On
	Adjustment	Activities	Adjustment	Investments	Total
			(In millions)

Balance at December 31, 2012	$136	$4	$(590)	$–	$(450)
Other comprehensive income before reclassifications	(148)	9	9	(37)	(167)
Amounts reclassified from
AOCI	–	3	15	–	18
Tax effect	3	(5)	(1)	11	8
Net current period other comprehensive income	(145)	7	23	(26)	(141)
Balance at March 31, 2013	$(9)	$11	$(567)	$(26)	$(591)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Accumulated Other Comprehensive Income (AOCI) (Continued)

Amount
	reclassified	Affected line item in the
Details about AOCI components	from AOCI	consolidated statement of earnings
(In millions)
Deferred gain (loss) on hedging activities
	$2	Cost of products sold
	1	Net sales and other operating income
	3	Total before tax
	(1)	Tax
	$2	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service costs	$(4)
Actuarial gains (losses)	19
	15	Total before tax
	–	Tax
	$15	Net of tax

Note 12.	Other (Income) Expense – Net

The following tables set forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)

Gain on sale of assets	$(5)	$(9)
Net gain on marketable securities transactions	-	(8)
Other – net	8	(5)
Other (Income) Expense - Net	$3	$(22)

Note 13.	Segment Information

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

In June 2012, the Company reorganized and streamlined its business unit reporting structure and broadened management spans of control.  Also in June 2012, the Company discontinued the allocation of interest expense from Corporate to the operating segments. Throughout this quarterly report on Form 10-Q, prior period information has been reclassified to conform to the current period segment presentation.

For detailed information regarding the Company’s reportable segments, see Note 18 to the consolidated financial statements included in the Company’s transition report on Form 10-KT for the six months ended December 31, 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In millions)

Sales to external customers
Oilseeds Processing	$8,143	$7,715
Corn Processing	3,053	2,835
Agricultural Services	10,500	10,571
Other	31	34
Total	$21,727	$21,155

Intersegment sales
Oilseeds Processing	$569	$548
Corn Processing	34	33
Agricultural Services	1,641	1,410
Other	56	40
Total	$2,300	$2,031

Net sales
Oilseeds Processing	$8,712	$8,263
Corn Processing	3,087	2,868
Agricultural Services	12,141	11,981
Other	87	74
Intersegment elimination	(2,300)	(2,031)
Total	$21,727	$21,155

Segment operating profit
Oilseeds Processing	$313	$542
Corn Processing	153	133
Agricultural Services	151	261
Other	13	(18)
Total segment operating profit	630	918
Corporate	(255)	(350)
Earnings before income taxes	$375	$568

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Asset Impairment Charges and Exit Costs

There were no significant asset impairment charges and exit costs recognized in the quarter ended March 31, 2013.

The following table summarizes the Company’s significant asset impairment, exit, and restructuring costs for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
(In millions)

Employee-related costs (1)	$71
Facility exit and other related costs (2)	14
Total asset impairment, exit, and restructuring costs	$85

(1)
These costs primarily consist of one-time termination benefits provided to employees who were involuntarily terminated and $34 million for pension remeasurement charges triggered by an amendment of the Company’s U.S. plans due to the voluntary early retirement program.

(2)	Facility exit and other related costs consist of asset impairment charges and other costs related to the exit of the Walhalla, ND ethanol facility.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.   Sale of Accounts Receivable

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At March 31, 2013 and December 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.  The Program terminates on June 29, 2013 unless extended.  The Company intends to renew this $1.0 billion facility on or before June 29, 2013.

As of March 31, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.6 billion.  In exchange for the transfer, the Company received cash of $1.0 billion and recorded a $0.6 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $9.8 billion and $355 million for the quarter ended March 31, 2013 and 2012, respectively.  Of this amount, $9.8 billion and $355 million pertains to cash collections on the deferred consideration for the quarter ended March 31, 2013 and 2012, respectively.  Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the three months ended March 31, 2013 and 2012 resulted in an expense for the loss on sale of $1 million for both periods, classified as other (income) expense - net in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the three months ended March 31, 2013 and 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.	Contingencies

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws. The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has recently completed its internal review and has initiated discussions with the Department of Justice and the Securities and Exchange Commission on the resolution of this matter.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  Included in selling, general, and administrative expenses for the quarter ended March 31, 2013 was a $25 million provision for the estimate of potential disgorgement, penalties or fines that may be imposed by government agencies pertaining to this matter.  However, a final agreement has not been reached as of the date of this filing, and therefore the ultimate settlement is uncertain and may exceed $25 million.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

Note 17.	Subsequent Event

As of March 31, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp).  This interest was initially obtained through the use of two transactions with investment bank counterparties.  These transactions were accounted for as derivatives, and the derivatives were settled in equity shares of GrainCorp during the quarter ended December 31, 2012.

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

On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp.  On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed.  The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp’s outstanding net debt.  As part of the agreement, GrainCorp will pay to its shareholders, dividends out of current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction.  GrainCorp has indicated that the Company’s offer would be unanimously recommended by the GrainCorp board.  The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 140 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and its equity investment in Gruma until December 2012, when the Company’s interest in Gruma was sold.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.  In December 2012, the Company sold its remaining common equity interest in Hickory Point Bank resulting in no material effect to the Company’s earnings.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business.  These risks are further described in Item 1A, “Risk Factors” included in the Company’s transition report on Form 10-KT for the six months ended December 31, 2012.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net earnings attributable to controlling interests decreased $130 million to $269 million due principally to lower segment operating profit.  Segment operating profit decreased $288 million or 31% on lower Oilseeds and Agricultural Services profits.  Partially offsetting the lower segment operating profit were lower charges related to changes in LIFO inventory valuations and the absence of $74 million of prior year corporate costs mainly related to the global workforce reduction program.  Earnings before income taxes this quarter includes charges of $34 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to $107 million for the three months ended March 31, 2012.  The prior quarter global workforce reduction costs included in corporate primarily consist of one-time termination benefits provided to employees who were involuntarily terminated and $34 million for pension remeasurement charges reflecting the impact of the voluntary early retirement program.

Income taxes decreased $58 million due to lower earnings before income taxes.  The Company’s effective tax rate for the quarter ended March 31, 2013 was 28.0% in line with 28.7% for the quarter ended March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results.  Following a below-average 2012 harvest in North America, corn, soybean, and certain soft seed supplies were tight.  Lower soft seed availability affected seed basis and industry production capacity utilization.  In South America, the impacts from farmers’ reluctance to sell their recently harvested commodities and higher trucking costs reduced margins.  Additional cocoa pressing capacity coming on line, lower cocoa powder selling prices, and customer inventory reductions led to weak cocoa press margins.  Lower ethanol industry production together with less  U.S. imports reduced ethanol inventories and improved ethanol margins.  Demand for U.S. corn, soybeans, and protein meal exports decreased as global buyers shifted toward South America.  Solid corn sweetener demand continued to create tight U.S. sweetener industry capacity.  U.S. biodiesel demand saw a modest recovery and, along with the reinstatement of the blenders’ credit, led to improved margins.  Weak margin conditions continued for European biodiesel.

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$4,740	$4,130	$610
Refining, Packaging, Biodiesel, and Other	2,374	2,528	(154)
Cocoa and Other	833	889	(56)
Asia	196	168	28
Total Oilseeds Processing	8,143	7,715	428

Corn Processing
Sweeteners and Starches	1,172	1,239	(67)
Bioproducts	1,881	1,596	285
Total Corn Processing	3,053	2,835	218

Agricultural Services
Merchandising and Handling	9,384	9,494	(110)
Transportation	46	60	(14)
Milling and Other	1,070	1,017	53
Total Agricultural Services	10,500	10,571	(71)

Other
Financial	31	34	(3)
Total Other	31	34	(3)
Total	$21,727	$21,155	$572

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales and other operating income increased 3% to $21.7 billion due principally to higher average selling prices partially offset by lower sales volumes.  Oilseeds Processing sales increased 6% to $8.1 billion due principally to higher average selling prices and higher sales volumes of soybean meal partially offset by lower sales volumes of merchandised soybeans.  Corn Processing sales increased 8% to $3.1 billion due principally to higher average selling prices of ethanol.  Agricultural Services sales of $10.5 billion were essentially flat as higher average selling prices of agricultural commodities were offset by lower U.S. sales volumes caused by drought-related decreased crop availability.

Cost of products sold increased 4% to $21.0 billion due principally to higher costs of agricultural commodities partially offset by lower processed volumes.  Manufacturing expenses were comparable as higher processing costs offset lower processed volumes.

Selling, general, and administrative expenses increased $34 million or 8% to $436 million due principally to the $25 million provision for the anti-corruption matter, expenses related to changing the Company’s fiscal year end, and other project-related expenses.

Asset impairment, exit, and restructuring costs of $85 million in the quarter ended March 31, 2012 included Corporate charges of $71 million for severance and benefits related to the global workforce reduction, including $34 million for pension remeasurement triggered by an amendment of its U.S. plans due to the voluntary early retirement program, and $3 million of facility exit and other related costs.  In addition, the Company recorded in its Corn Processing segment $14 million of facility exit and other related costs for the Walhalla, N.D. corn plant shutdown partially offset by a $3 million recovery of prior quarter bioplastic-related charges.

Interest expense decreased 9% to $106 million primarily due to lower average outstanding long term debt during this quarter.

Equity in earnings of unconsolidated affiliates increased 19% to $137 million primarily due to higher equity earnings from the Company’s investment in Wilmar partially offset by the absence of equity earnings in the Company’s former investment in Gruma.

Other (income) expense – net declined by $25 million to an expense of $3 million this quarter due principally to foreign currency expenses in the current period and the absence of the $8 million net gain on marketable securities transactions in the prior period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$156	$264	$(108)
Refining, Packaging, Biodiesel, and Other	108	79	29
Cocoa and Other	(22)	159	(181)
Asia	71	40	31
Total Oilseeds Processing	313	542	(229)

Corn Processing
Sweeteners and Starches	76	95	(19)
Bioproducts	77	38	39
Total Corn Processing	153	133	20

Agricultural Services
Merchandising and Handling	86	148	(62)
Transportation	6	27	(21)
Milling and Other	59	86	(27)
Total Agricultural Services	151	261	(110)

Other
Financial	13	(18)	31
Total Other	13	(18)	31
Total Segment Operating Profit	630	918	(288)
Corporate	(255)	(350)	95
Earnings Before Income Taxes	$375	$568	$(193)

Oilseeds Processing operating profit decreased $229 million to $313 million.  Crushing and Origination operating profit decreased $108 million to $156 million.  In North America, soft seed crushing results were lower due primarily to lower margins resulting from low seed supply affecting seed basis and production capacity utilization.  North American soybean crushing results were strong this quarter, but margins and production rates declined through the quarter amid lower export meal demand.  In South America, farmers’ reluctance to sell their recently harvested commodities and higher trucking costs negatively impacted results.  European crushing and origination results continued to recover, aided by reduced imports of North and South American protein meal. Refining, Packaging, Biodiesel, and Other results improved $29 million to $108 million as U.S. biodiesel demand saw a modest recovery, partially offset by weak margin conditions in Europe.  The current quarter includes a benefit of approximately $20 million related to the biodiesel blender’s credit,  reinstated in January 2013 by the American Taxpayer Act of 2012, retroactive to 2012.  Cocoa and Other results decreased $181 million to a loss of $22 million amid weaker press margins and the absence of  $72 million of net unrealized mark-to-market gains in the prior year quarter related to certain cocoa forward purchase and sales commitments accounted for as derivatives.  Press margins were negatively impacted by additional industry processing capacity coming on line, lower cocoa powder selling prices, and declining demand as customers drew down inventories.  Asia results improved $31 million to $71 million, principally reflecting the Company’s share of the results from its equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $20 million to $153 million.  Sweeteners and Starches operating profit declined $19 million to $76 million but improved when adjusted for the timing effects related to corn hedge ineffectiveness.  Solid demand for corn sweeteners translated to tight corn sweetener industry capacity.  Bioproducts profit in the quarter improved $39 million to $77 million.  Industry ethanol margins improved through the quarter as decreased industry production rates, lower levels of imports, and steady domestic demand resulted in lower inventories and improved margins.  In the prior year’s quarter, Bioproducts results included a $14 million charge for impairment costs upon closure of the 30 million gallon per year ethanol dry mill in Walhalla, N.D.

Agricultural Services operating profits decreased $110 million to $151 million.  Merchandising and Handling operating results declined $62 million to $86 million, due principally to lower volumes of U.S. origination and exports and lower execution margins in international merchandising.  Earnings from transportation operations declined $21 million to $6 million as lower U.S. exports reduced barge freight utilization.  Milling and Other remained steady, excluding last year’s $21 million of equity earnings from the Company’s investment in Gruma, which was sold in December 2012.

Other financial operating profit increased $31 million to $13 million mainly due to the absence of significant provisions in last year’s quarter at the Company’s captive insurance subsidiary related to higher crop risk and property reserves.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In millions)

LIFO charge	$(34)	$(107)	$73
Interest expense - net	(105)	(114)	9
Unallocated corporate costs	(82)	(138)	56
Other	(34)	9	(43)
Total Corporate	$(255)	$(350)	$95

Corporate results were a loss of $255 million this quarter compared to a loss of $350 million in last year’s quarter.  The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $34 million this quarter compared to a charge of $107 million in the prior year quarter.  Interest expense – net declined $9 million due principally to lower outstanding long-term debt.  Unallocated corporate costs in the prior year quarter included $74 million of costs primarily related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs increased $18 million due primarily to costs related to the change in the Company’s fiscal year end and other strategic projects.  Other increased due principally to the $25 million provision for the anti-corruption matter.

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive, agricultural commodity-based business.  The primary source of funds to finance the Company’s operations and capital expenditures is cash generated by operations and lines of credit, including a commercial paper borrowing facility.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both the U.S. and international markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2013, the Company had $1.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is $7.9 billion of readily marketable commodity inventories.  Cash provided by operating activities was $0.4 billion for the quarter compared to cash used in operating activities of $0.8 billion the same quarter last year.  Working capital changes were flat in the current quarter and decreased cash by $1.3 billion the same quarter last year.  Cash provided by investing activities was $0.2 billion for the quarter compared to a use of cash of $0.2 billion the same quarter last year.  Capital expenditures and net assets of businesses acquired were $0.3 billion for the quarter compared to $0.4 billion the same quarter last year.  Cash used in financing activities was $0.8 billion for the quarter compared to cash provided by financing activities of $0.9 billion the same quarter last year. In the current quarter, net borrowings, principally commercial paper, decreased mostly due to decreased working capital requirements.

At March 31, 2013, the Company’s capital resources included net worth of $19.0 billion and lines of credit totaling $8.6 billion, of which $6.3 billion is unused.  The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 22% at March 31, 2013 and 25% at December 31, 2012.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there was $1.5 billion of commercial paper outstanding at March 31, 2013.

As of March 31, 2013, the Company had $0.3 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested.  Due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.5 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (as amended, the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).   The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company’s access to liquidity through efficient use of its balance sheet assets.  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program.  The Program terminates on June 29, 2013 unless extended (see Note 15 for more information and disclosures on the Program).  The Company intends to renew this $1.0 billion facility on or before June 29, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp), a Company listed on the Australian Securities Exchange.  On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp.  On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed.  The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp’s outstanding net debt.  As part of the agreement, GrainCorp will pay to its shareholders, dividends out of current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction.  GrainCorp has indicated that the Company’s offer would be unanimously recommended by the GrainCorp board.  The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders.  The three major credit rating agencies have put the Company’s credit rating on negative watch, negative outlook or under review pending confirmation of the Company’s acquisition funding plans, which will be a balance between operating cash flows and some forms of debt.  Should the Company’s rating be downgraded due to the consummation of the acquisition, the Company believes it will be able to access liquidity cost efficiently to fund the operations.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2013 and December 31, 2012 were $19.3 billion and $19.5 billion, respectively.  As of March 31, 2013, the Company expects to make payments related to purchase obligations of $16.1 billion within the next twelve months.  There were no material changes in the Company’s contractual obligations during the quarter ended March 31, 2013.

Off Balance Sheet Arrangements

On March 27, 2012, the Company entered into an amendment of its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  As of March 31, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.6 billion.  At March 31, 2013, the related deferred consideration of $0.6 billion was recorded in other current assets.  Additional details of the Program are disclosed in Note 15 of the notes to the consolidated financial statements.

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2013.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2013 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s transition report on Form 10-KT for the six months ended December 31, 2012.

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

	Three months ended		Six months ended
	March 31, 2013		December 31, 2012
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$660	$66	$2,218	$222
Lowest position	(619)	(62)	536	54
Average position	(62)	(6)	1,417	142

The change in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

On January 1, 2013, the Company completed implementation of a new consolidation accounting system.  During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system was conducted. This new consolidation accounting system represents a material change in internal control over financial reporting.  Accordingly, the Company’s system of internal control over financial reporting has been updated.

There were no other changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws.  The Company initially disclosed this review to the U.S. Department of Justice, the Securities and Exchange Commission, and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has recently completed its internal review and has initiated discussions with the Department of Justice and the Securities and Exchange Commission on the resolution of this matter.  In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments.  Included in selling, general, and administrative expenses for the quarter ended March 31, 2013 was a $25 million provision for the estimate of potential disgorgement, penalties or fines that may be imposed by government agencies pertaining to this matter.  However, a final agreement has not been reached as of the date of this filing, and therefore the ultimate settlement is uncertain and may exceed $25 million.  These events have not had, and are not expected to have, a material impact on the Company’s business or financial condition.

The Company is a party to routine legal proceedings that arise in the course of its business.  The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2013.  For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	Remaining that May be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (2)	Program (2)

January 1, 2013 to
January 31, 2013	186	$27.714	186	68,398,547

February 1, 2013 to
February 28, 2013	46,032	32.351	172	68,398,375

March 1, 2013 to
March 31, 2013	1,090	32.051	213	68,398,162

Total	47,308	$32.326	571	68,398,162

(1)
Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards.  During the three month period ended March 31, 2013, the Company received 46,737 shares as payment for the minimum withholding taxes on vested restricted stock awards.  There were no shares received as payment for the exercise of stock option exercises.

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

(ii)	Bylaws, as amended, filed on February 11, 2013 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

10(i)	Form of Stock Option Agreement for non-NEO employees (U.S.).

(ii)	Form of Restricted Stock Unit Award Agreement for non-NEO employees (U.S.).

(iii)	Form of Stock Option Agreement for NEOs.

(iv)	Form of Restricted Stock Unit Award Agreement for NEOs.

(v)	Form of Stock Option Agreement for international employees.

(vi)	Form of Restricted Stock Unit Award Agreement for international employees.

(vii)	Form of Performance Share Unit Award Agreement.

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young R. G. Young Senior Vice President and Chief Financial Officer /s/ M. I. Smith M. I. Smith Senior Vice President, Secretary and General Counsel

Dated: May 7, 2013