Form 10-Q
period 2013-06-30
ARCHER DANIELS MIDLAND CO
filed 2013-08-07
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Common Stock, no par value – 659,185,636 shares
(July 31, 2013)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)

Net sales and other operating income	$22,541	$22,675	$44,268	$43,830
Cost of products sold	21,734	21,862	42,705	42,009
Gross Profit	807	813	1,563	1,821

Selling, general, and administrative expenses	452	394	888	796
Asset impairment, exit, and restructuring costs	—	—	—	85
Interest expense	107	116	213	232
Equity in earnings of unconsolidated affiliates	(62)	(106)	(199)	(221)
Interest income	(29)	(24)	(56)	(50)
Other (income) expense – net	22	17	25	(5)
Earnings Before Income Taxes	317	416	692	984

Income taxes	91	123	196	286
Net Earnings Including Noncontrolling Interests	226	293	496	698

Less: Net earnings (losses) attributable to noncontrolling interests	3	9	4	15

Net Earnings Attributable to Controlling Interests	$223	$284	$492	$683

Average number of shares outstanding – basic	661	660	661	661

Average number of shares outstanding – diluted	663	661	663	662

Basic and diluted earnings per common share	$0.34	$0.43	$0.74	$1.03

Dividends per common share	$0.190	$0.175	$0.380	$0.350

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)

Net earnings including noncontrolling interests	$226	$293	$496	$698
Other comprehensive income (loss):
Foreign currency translation adjustment	(72)	(262)	(226)	(44)
Tax effect	(1)	3	2	60
Net of tax amount	(73)	(259)	(224)	16

Pension and other postretirement benefit liabilities adjustment	14	(408)	35	(576)
Tax effect	(11)	140	(12)	205
Net of tax amount	3	(268)	23	(371)

Deferred gain (loss) on hedging activities	(10)	74	2	33
Tax effect	5	(28)	—	(13)
Net of tax effect	(5)	46	2	20

Unrealized gain (loss) on investments	36	(18)	(1)	(25)
Tax effect	(8)	7	3	10
Net of tax effect	28	(11)	2	(15)
Other comprehensive income (loss)	(47)	(492)	(197)	(350)
Comprehensive income (loss)	179	(199)	299	348

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	1	(5)	9

Comprehensive income (loss) attributable to controlling interests	$176	$(200)	$304	$339

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2013	2012
	(In millions)

Assets
Current Assets
Cash and cash equivalents	$1,848	$1,714
Short-term marketable securities	181	576
Segregated cash and investments	3,754	3,638
Trade receivables	3,520	3,450
Inventories	10,194	13,836
Other current assets	5,539	6,548
Total Current Assets	25,036	29,762

Investments and Other Assets
Investments in and advances to affiliates	3,145	3,170
Long-term marketable securities	720	717
Goodwill	545	551
Other assets	701	813
Total Investments and Other Assets	5,111	5,251

Property, Plant, and Equipment
Land	402	378
Buildings	4,694	4,807
Machinery and equipment	17,453	16,984
Construction in progress	810	1,004
	23,359	23,173
Accumulated depreciation	(13,268)	(13,050)
Net Property, Plant, and Equipment	10,091	10,123
Total Assets	$40,238	$45,136

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,016	$2,816
Trade payables	2,971	4,787
Accrued expenses and other payables	7,994	9,122
Current maturities of long-term debt	1,142	268
Total Current Liabilities	13,123	16,993

Long-Term Liabilities
Long-term debt	5,366	6,456
Deferred income taxes	1,267	1,267
Other	1,469	1,289
Total Long-Term Liabilities	8,102	9,012

Shareholders’ Equity
Common stock	6,150	6,134
Reinvested earnings	13,478	13,236
Accumulated other comprehensive income (loss)	(638)	(450)
Noncontrolling interests	23	211
Total Shareholders’ Equity	19,013	19,131
Total Liabilities and Shareholders’ Equity	$40,238	$45,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$496	$698
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	454	434
Asset impairment charges	—	30
Deferred income taxes	(65)	17
Equity in earnings of affiliates, net of dividends	(126)	(137)
Stock compensation expense	19	14
Pension and postretirement accruals (contributions), net	12	(22)
Deferred cash flow hedges	3	33
Other – net	(86)	78
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(139)	189
Trade receivables	(97)	1,715
Inventories	3,627	208
Other current assets	996	(1,912)
Trade payables	(2,059)	(1,662)
Accrued expenses and other payables	(687)	171
Total Operating Activities	2,348	(146)

Investing Activities
Purchases of property, plant, and equipment	(442)	(625)
Proceeds from sales of property, plant, and equipment	26	24
Net assets of businesses acquired	(16)	(35)
Purchases of marketable securities	(343)	(408)
Proceeds from sales of marketable securities	667	861
Distributions from affiliates	136	5
Other – net	30	(10)
Total Investing Activities	58	(188)

Financing Activities
Long-term debt borrowings	20	6
Long-term debt payments	(260)	(185)
Net borrowings (payments) under lines of credit agreements	(1,787)	1,273
Debt exchange premiums	—	(12)
Purchases of treasury stock	(11)	(100)
Cash dividends	(250)	(231)
Other – net	16	10
Total Financing Activities	(2,272)	761

Increase (decrease) in cash and cash equivalents	134	427
Cash and cash equivalents beginning of period	1,714	864

Cash and cash equivalents end of period	$1,848	$1,291

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131
Comprehensive income
Net earnings			492		4
Other comprehensive income				(188)	(9)
Total comprehensive income						299
Cash dividends paid- $0.38 per share			(250)			(250)
Treasury stock purchases		(11)				(11)
Stock compensation expense		19				19
Noncontrolling interests associated with mandatorily redeemable instruments					(180)	(180)
Other		8			(3)	5
Balance June 30, 2013	659	$6,150	$13,478	$(638)	$23	$19,013

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

During 2013, the noncontrolling interest of certain of the Company's less than wholly-owned subsidiaries was subject to a mandatorily redeemable put option. As a result, the Company reclassified $180 million of noncontrolling interest in shareholders' equity to long-term liabilities.

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, which requires the Company to present, either on the face of the consolidated statement of earnings or in the notes, the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. The adoption of this amended guidance requires expanded disclosures in the Company's consolidated financial statements but does not impact results (see Note 11).

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

During the six months ended June 30, 2013, the Company acquired one business for a total cost of $16 million and recorded a preliminary allocation of the purchase price related to this acquisition.

The net cash purchase price for the acquisition of $16 million was preliminarily allocated to working capital.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements at June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,419	$1,926	$5,345
Unrealized derivative gains:
Commodity contracts	1,335	653	267	2,255
Foreign exchange contracts	—	152	—	152
Interest rate contracts	—	1	—	1
Marketable securities	2,558	15	—	2,573
Deferred receivables consideration	—	546	—	546
Total Assets	$3,893	$4,786	$2,193	$10,872

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,498	$509	$233	$2,240
Foreign exchange contracts	—	195	—	195
Inventory-related payables	—	324	63	387
Total Liabilities	$1,498	$1,028	$296	$2,822

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,291	$1,745	$7,036
Unrealized derivative gains:
Commodity contracts	1,426	936	143	2,505
Foreign exchange contracts	—	170	—	170
Interest rate contracts	—	1	—	1
Marketable securities	2,451	16	—	2,467
Deferred receivables consideration	—	900	—	900
Total Assets	$3,877	$7,314	$1,888	$13,079

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,600	$638	$138	$2,376
Foreign exchange contracts	—	215	—	215
Inventory-related payables	—	903	33	936
Total Liabilities	$1,600	$1,756	$171	$3,527

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

Level 2:  Observable inputs in less active markets for similar assets or liabilities. Level 2 assets and liabilities include Level 1 prices that have been adjusted; quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be substantially corroborated by observable market data, such as basis and freight components.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, the Company generally classifies assets or liabilities as Level 3 when their fair value is determined using unobservable inputs that individually or when aggregated with other unobservable inputs, represent more than 10% of the fair value of the assets or liabilities.  Judgment is required in evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification.  Level 3 amounts can include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation. Significant components of Level 3 assets and liabilities can include basis and freight if they do not have sufficient market data.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

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

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.  Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company's inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. Generally, the valuations are based on price information that is observable by market participants, or rely only on insignificant unobservable information. In such cases, the inventory is classified in Level 2.  Certain inventories may require management judgment or estimation for a significant component of the fair value amount.  In such cases, the inventory is classified as Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, ocean freight, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net, based on the intended purpose of the instrument.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s marketable securities are comprised of U.S. Treasury securities, obligations of U.S. government agencies, corporate and municipal debt securities, and equity investments.  U.S. Treasury securities and certain publicly traded equity investments are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations and corporate and municipal debt securities are valued using third-party pricing services and substantially all are classified in Level 2.  Security values that are determined using pricing models are classified in Level 3.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013.

	Level 3 Fair Value Asset Measurements at
	June 30, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2013	$2,022	$223	$2,245
Total increase (decrease) in unrealized gains included in cost of products sold*	172	93	265
Purchases	4,215	—	4,215
Sales	(4,611)	—	(4,611)
Settlements	—	(132)	(132)
Transfers into Level 3	160	92	252
Transfers out of Level 3	(32)	(9)	(41)
Ending balance, June 30, 2013	$1,926	$267	$2,193

* Includes gains of $134 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at June 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013.

	Level 3 Fair Value Liability Measurements at
	June 30, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2013	$216	$171	$387
Total increase (decrease) in unrealized losses included in cost of products sold*	(161)	137	(24)
Purchases	10	—	10
Sales	(2)	—	(2)
Settlements	—	(109)	(109)
Transfers into Level 3	—	51	51
Transfers out of Level 3	—	(17)	(17)
Ending balance, June 30, 2013	$63	$233	$296

* Includes losses of $8 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at June 30, 2013.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012.

	Level 3 Fair Value Asset Measurements at
	June 30, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2012	$1,725	$232	$1,957
Total increase (decrease) in unrealized gains included in cost of products sold	35	92	127
Purchases	840	(2)	838
Sales	(1,106)	—	(1,106)
Settlements	—	(146)	(146)
Transfers into Level 3	88	5	93
Transfers out of Level 3	(120)	(10)	(130)
Ending balance, June 30, 2012	$1,462	$171	$1,633

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012.

	Level 3 Fair Value Liability Measurements at
	June 30, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2012	$137	$184	$321
Total increase (decrease) in unrealized losses included in cost of products sold	—	90	90
Purchases	—	(1)	(1)
Sales	(86)	—	(86)
Settlements	—	(104)	(104)
Transfers into Level 3	2	41	43
Transfers out of Level 3	(15)	(31)	(46)
Ending balance, June 30, 2012	$38	$179	$217

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013.

	Level 3 Fair Value Asset Measurements at
	June 30, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2012	$1,745	$143	$1,888
Total increase (decrease) in unrealized gains included in cost of products sold*	(516)	229	(287)
Purchases	8,899	—	8,899
Sales	(8,312)	—	(8,312)
Settlements	—	(228)	(228)
Transfers into Level 3	160	140	300
Transfers out of Level 3	(50)	(17)	(67)
Ending balance, June 30, 2013	$1,926	$267	$2,193

* Includes gains of $264 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at June 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013.

	Level 3 Fair Value Liability Measurements at
	June 30, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2012	$33	$138	$171
Total increase (decrease) in unrealized losses included in cost of products sold*	(151)	255	104
Purchases	186	—	186
Sales	(6)	—	(6)
Settlements	—	(211)	(211)
Transfers into Level 3	1	74	75
Transfers out of Level 3	—	(23)	(23)
Ending balance, June 30, 2013	$63	$233	$296

* Includes losses of $110 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at June 30, 2013.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012.

	Level 3 Fair Value Asset Measurements at
	June 30, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2011	$1,624	$198	$1,822
Total increase (decrease) in unrealized gains included in cost of products sold	76	257	333
Purchases	2,126	(2)	2,124
Sales	(1,391)	—	(1,391)
Settlements	—	(246)	(246)
Transfers into Level 3	160	24	184
Transfers out of Level 3	(1,133)	(60)	(1,193)
Ending balance, June 30, 2012	$1,462	$171	$1,633

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012.

	Level 3 Fair Value Liability Measurements at
	June 30, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2011	$196	$192	$388
Total increase (decrease) in unrealized losses included in cost of products sold	—	249	249
Purchases	—	(1)	(1)
Sales	(4)	—	(4)
Settlements	—	(245)	(245)
Transfers into Level 3	2	53	55
Transfers out of Level 3	(156)	(69)	(225)
Ending balance, June 30, 2012	$38	$179	$217

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company's Level 3 valuations as of June 30, 2013 and December 31, 2012. The Company's Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2013 is a weighted average 18.8% of the total price for assets and 34.3% for liabilities.

	Weighted Average % of Total Price
	June 30, 2013		December 31, 2012
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	18.8%	34.3%	13.5%	26.2%
Transportation cost	1.8%	4.7%	8.4%	9.1%

Commodity Derivative Contracts
Basis	13.8%	21.9%	45.7%	17.0%
Transportation cost	9.7%	8.7%	16.2%	7.7%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurement (Continued)

In certain of the Company's principal markets, the Company relies on price quotes from third parties to value its inventories and physical commodity purchase and sale contracts. These price quotes are generally not further adjusted by the Company in determining the applicable market price. In some cases, availability of third-party quotes is limited to only one or two independent sources. In these situations, the Company considers these price quotes as 100 percent unobservable and, therefore, the fair value of these items is reported in Level 3.

Note 5.	Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of June 30, 2013 and December 31, 2012, the Company has certain derivatives designated as cash flow hedges.  Within the Note 5 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The Company generally uses exchange-traded futures, exchange-traded and OTC options contracts, and forward contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will economically hedge some portion of its forecasted foreign currency expenditures. For example, certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Exchange-traded futures and exchange-traded and OTC options contracts, and forward cash purchase and sales contracts of certain merchandisable agricultural commodities accounted for as derivatives by the Company are stated at fair value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore is not included in the tables below.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, forward foreign currency exchange contracts, and exchange-traded and OTC options contracts are recognized in earnings immediately.  Unrealized gains and unrealized losses on forward cash purchase contracts, forward foreign currency exchange (FX) contracts, forward cash sales contracts, and exchange-traded and OTC options contracts represent the fair value of such instruments and are classified on the Company’s consolidated balance sheets as other current assets and accrued expenses and other payables, respectively.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$152	$195	$170	$215
Interest Contracts	1	—	1	—
Commodity Contracts	2,255	2,240	2,504	2,376
Total	$2,408	$2,435	$2,675	$2,591

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013	2012
	(In millions)

Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	0	—

FX Contracts
Net sales and other operating income	$36	$75
Cost of products sold	(86)	(169)
Other income (expense) – net	(10)	(93)

Commodity Contracts
Cost of products sold	$139	$(291)

Other Contracts
Other income (expense) - net	$—	$(1)
Total gain (loss) recognized in earnings	$79	$(479)

	Six months ended June 30,
	2013	2012
	(In millions)

Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	0	—

FX Contracts
Net sales and other operating income	$109	$84
Cost of products sold	(87)	(139)
Other income (expense) – net	(55)	48

Commodity Contracts
Cost of products sold	$207	$(523)

Other Contracts
Other income (expense) - net	$—	$(1)
Total gain (loss) recognized in earnings	$174	$(531)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of June 30, 2013, the Company has $13 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in its consolidated statement of earnings during the next 12 months .
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 15% and 26% of its monthly anticipated grind.  At June 30, 2013, the Company has designated hedges representing between 0.1% and 24% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 11% and 66% of the quantity of its anticipated monthly natural gas purchases.  At June 30, 2013, the Company has designated hedges representing between 13% and 20% of its anticipated monthly natural gas purchases for the next 6 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 1 million to 15 million gallons of ethanol per month under this program.  At June 30, 2013, the Company has designated hedges representing between 1 million to 10 million gallons of contracted ethanol sales per month over the next 9 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  For example, certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of its forecasted foreign currency expenditures.  During the past 12 months, the Company hedged between $12 million and $25 million of forecasted foreign currency expenditures. As of June 30, 2013, the Company has designated hedges of $12 million of its forecasted foreign currency expenditures. At June 30, 2013, the Company has $1 million of after-tax gains in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $1 million of gains in its consolidated statement of earnings over the life of the hedged transactions.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At June 30, 2013, AOCI included $21 million of after-tax gains related to treasury-lock agreements and interest rate swaps. The Company will recognize the $21 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Commodity Contracts	$—	$—	$1	$0
Total	$—	$—	$1	$0

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2013 and 2012.

		Three months ended
	Consolidated Statement of Earnings Locations	June 30,
		2013	2012
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	(3)	(3)
	Net sales and other operating income	6	5
Ineffective amount recognized in earnings
Commodity Contracts	Cost of products sold	(13)	37
Total amount recognized in earnings		$(10)	$39

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

		Six months ended
	Consolidated Statement of Earnings Locations	June 30,
		2013	2012
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	1
Commodity Contracts	Cost of products sold	(5)	(6)
	Net sales and other operating income	5	(5)
Ineffective amount recognized in earnings
Commodity Contracts	Cost of products sold	(55)	10
Total amount recognized in earnings		$(55)	$—

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

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and six months ended June 30, 2013 and 2012.

	Three months ended
	June 30,
	2013	2012
	(In millions)

Balance at March 31, 2013 and 2012	$11	$4
Unrealized gains (losses)	(7)	76
Losses (gains) reclassified to earnings	(3)	(2)
Tax effect	5	(28)
Balance at June 30, 2013 and 2012	$6	$50

	Six months ended
	June 30,
	2013	2012
	(In millions)

Balance at December 31, 2012 and 2011	$4	$30
Unrealized gains (losses)	2	22
Losses (gains) reclassified to earnings	—	11
Tax effect	—	(13)
Balance at June 30, 2013 and 2012	$6	$50

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

June 30, 2013
United States government obligations
Maturity less than 1 year	$329	$—	$—	$329
Maturity 1 to 5 years	161	—	—	161
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	—	—	2
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	13	—	—	13
Other debt securities
Maturity less than 1 year	1,201	—	—	1,201
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	540	11	(10)	541
	$2,250	$11	$(10)	$2,251

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2012
United States government obligations
Maturity less than 1 year	$583	$—	$—	$583
Maturity 1 to 5 years	93	—	—	93
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	—	—	2
Corporate debt securities
Maturity 1 to 5 years	15	—	—	15
Other debt securities
Maturity less than 1 year	1,038	—	—	1,038
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	606	3	(5)	604
	$2,340	$3	$(5)	$2,338

All of the $10 million in unrealized losses at June 30, 2013 arose within the last 12 months and are related to the Company’s investment in two available-for-sale equity securities with a market value of $19 million.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2013	2012
	(In millions)

Unrealized gains on derivative contracts	$2,408	$2,676
Deferred receivables consideration	546	900
Other current assets	2,585	2,972
	$5,539	$6,548

Note 8.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2013	2012
	(In millions)

Unrealized losses on derivative contracts	$2,435	$2,591
Grain accounts and margin deposits	4,925	4,620
Accrued expenses and other payables	634	1,911
	$7,994	$9,122

Note 9.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in February 2014. As of June 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 10 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s transition report on Form 10-KT for the six months ended December 31, 2012.

At June 30, 2013, the fair value of the Company’s long-term debt exceeded the carrying value by $0.9 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2013, the Company had lines of credit totaling $8.9 billion, of which $7.9 billion was unused.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which $0.1 billion of commercial paper was outstanding at June 30, 2013.

The Company has an accounts receivable securitization program (the “Program”). The Program provides the Company with up to $1.0 billion in funding resulting from the sale of accounts receivable. As of June 30, 2013, the Company utilized all of its $1.0 billion facility under the Program (see Note 15 for more information on the Program).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended June 30, 2013 was 28.7% and 28.3%, respectively, compared to 29.6% and 29.1% for the quarter and six months ended June 30, 2012, respectively.

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

The Company's wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007 in the amounts of $446 million, $19 million, and $79 million, respectively (inclusive of interest and adjusted for variation in currency exchange rates). ADM do Brasil's tax return for 2005 was also audited and no assessment was received. The statute of limitations for 2005 has expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $96 million (as of June 30, 2013 and subject to variation in currency exchange rates).

ADM do Brasil enters into commodity hedging transactions that can result in gains, which are included in ADM do Brasil's calculations of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil. The Company has evaluated its tax position regarding these hedging transactions and concluded, based upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense. Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the BFRS.

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

The Company's subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $51 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2005, which could be material to the Company.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes (Continued)

In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it is more likely than not to prevail on the Brazil and Argentina matters based upon their technical merits. The Company has not recorded an uncertain tax liability for these assessments partly because the taxing jurisdictions' processes do not provide a mechanism for settling at less than the full amount of the assessment. The Company's consideration of these tax assessments requires judgments about the application of income tax regulations to specific facts and circumstances. The final outcome of these matters cannot reliably be predicted, may take many years to resolve, and could result in the payment and expense of up to the entire amount of these assessments.

Note 11.	Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at March 31, 2013	$(9)	$11	$(567)	$(26)	$(591)
Other comprehensive income before reclassifications	(72)	(7)	(1)	36	(44)
Amounts reclassified from AOCI	—	(3)	15	—	12
Tax effect	(1)	5	(11)	(8)	(15)
Net current period other comprehensive income	(73)	(5)	3	28	(47)
Balance at June 30, 2013	$(82)	$6	$(564)	$2	$(638)

	Six months ended June 30, 2013
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2012	$136	$4	$(590)	$—	$(450)
Other comprehensive income before reclassifications	(220)	2	8	(1)	(211)
Amounts reclassified from AOCI	—	—	30	—	30
Tax effect	2	—	(12)	3	(7)
Net current period other comprehensive income	(218)	2	26	2	(188)
Balance at June 30, 2013	$(82)	$6	$(564)	$2	$(638)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Amount reclassified from AOCI
	June 30, 2013
Details about AOCI components	Three months ended	Six months ended	Affected line item in the consolidated statement of earnings
	(In millions)

Deferred gain (loss) on hedging activities
	$(3)	$(1)	Cost of products sold
	—	1	Net sales and other operating income
	(3)	—	Total before tax
	1	—	Tax
	$(2)	$—	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service costs	$(4)	$(8)
Actuarial gains (losses)	19	38
	15	30	Total before tax
	(11)	(11)	Tax
	$4	$19	Net of tax

Note 12.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)

Gain on sale of assets	$(16)	$—	$(21)	$(9)
Net gain on marketable securities transactions	(5)	(1)	(5)	(9)
Loss on Australian foreign exchange hedges*	51	—	51	—
Other – net	(8)	18	—	13
Other (Income) Expense - Net	$22	$17	$25	$(5)

* See Note 17.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company's operations are organized, managed and classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company's reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest cost net of investment income.

For detailed information regarding the Company's reportable segments, see Note 18 to the consolidated financial statements included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)

Sales to external customers
Oilseeds Processing	$9,336	$9,663	$17,479	$17,378
Corn Processing	3,638	2,828	6,691	5,663
Agricultural Services	9,530	10,147	20,030	20,718
Other	37	37	68	71
Total	$22,541	$22,675	$44,268	$43,830

Intersegment sales
Oilseeds Processing	$1,035	$991	$1,604	$1,539
Corn Processing	48	27	82	60
Agricultural Services	1,129	1,448	2,770	2,858
Other	53	41	109	81
Total	$2,265	$2,507	$4,565	$4,538

Net sales
Oilseeds Processing	$10,371	$10,654	$19,083	$18,917
Corn Processing	3,686	2,855	6,773	5,723
Agricultural Services	10,659	11,595	22,800	23,576
Other	90	78	177	152
Intersegment elimination	(2,265)	(2,507)	(4,565)	(4,538)
Total	$22,541	$22,675	$44,268	$43,830

Segment operating profit
Oilseeds Processing	$321	$331	$634	$873
Corn Processing	223	74	376	207
Agricultural Services	81	123	232	384
Other	22	16	35	(2)
Total segment operating profit	647	544	1,277	1,462
Corporate	(330)	(128)	(585)	(478)
Earnings before income taxes	$317	$416	$692	$984

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Asset Impairment Charges and Exit Costs

There were no significant asset impairment charges and exit costs recognized in the three and six months ended June 30, 2013 and the three months ended June 30, 2012.

The following table summarizes the Company's significant asset impairment, exit, and restructuring costs for the six months ended June 30, 2012.

Six Months Ended
June 30, 2012
(In millions)

Employee-related costs (1)	$71
Facility exit and related costs (2)	14
Total asset impairment, exit, and restructuring costs	$85

(1)
These costs primarily consist of one-time termination benefits provided to employees who were involuntarily terminated and $34 million for pension remeasurement charges triggered by an amendment of the Company's U.S. plans due to the voluntary early retirement program.

(2)	Facility exit and other related costs consist of asset impairment charges and other costs related to the exit of the Walhalla, ND ethanol facility.

Note 15.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2013 and December 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 27, 2014 unless extended.

As of June 30, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company's consolidated balance sheet was $1.5 billion. In exchange for the transfer, the Company received cash of $1.0 billion and recorded a $0.5 billion receivable for deferred consideration included in other current assets. Cash collections from customers on receivables sold were $18.9 billion and $8.9 billion for the six months ended June 30, 2013 and 2012, respectively. Of this amount, $18.9 billion and $8.9 billion pertains to cash collections on the deferred consideration for the six months ended June 30, 2013 and 2012, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company's customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

The Company's risk of loss following the transfer of accounts receivable under the Program is limited to the deferred consideration outstanding. The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable (Continued)

Transfers of receivables under the Program resulted in an expense for the loss on sale of $1 million and $2 million during the three and six months ended June 30, 2013, respectively and $3 million and $4 million during the three and six months ended June 30, 2012, respectively, classified as other (income) expense - net in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the six months ended June 30, 2013 and 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables are not subject to significantly different risks given the short-term nature of the Company's trade receivables.

Note 16.	Contingencies

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws. The Company initially disclosed this review to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has completed its internal review and is engaged in discussions with the DOJ and SEC to resolve this matter. In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments. Included in selling, general, and administrative expenses for the three and six months ended June 30, 2013 were charges for the Company's current estimate of potential disgorgement, penalties, and fines that may be paid by the Company in connection with this matter of $29 million and $54 million, respectively. As of June 30, 2013, the estimated loss provision liability of $54 million is included in accrued expenses and other payables in the Company's consolidated balance sheet. These events have not had, and are not expected to have, a material impact on the Company's business or financial condition.

Note 17.	Pending GrainCorp Acquisition

As of June 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp).

On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 5% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 25%, once the regulatory approvals and other customary closing procedures are completed.

During the current quarter, the Company entered into foreign currency option and forward contracts to hedge substantially all of the remaining anticipated U.S. dollar cost of this acquisition and recorded losses of $51 million on the foreign exchange hedges for the three months ended June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

The Company's operations are organized, managed and classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment's crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients. The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. In South America, the Oilseeds Processing segment operates fertilizer blending facilities. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry. The Oilseeds Processing segment also includes the Company's share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures.

The Company's Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners and starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers' grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols which are used in various food and industrial products. The Corn Processing segment includes the activities of a propylene and ethylene glycol facility and the Company's Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company's share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services' grain sourcing, handling, and transportation network provides reliable and efficient services to the Company's customers and agricultural processing operations. Agricultural Services' transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans. The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products. The Agricultural Services segment also includes the Company's share of the results of its Kalama Export Company joint venture and its equity investment in Gruma S.A.B de C.V. (Gruma) until December 2012, when the Company's interest in Gruma was sold.

Other includes the Company's remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance. In December 2012, the Company sold its remaining common equity interest in Hickory Point Bank resulting in no material effect to the Company's earnings.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income.

Pending GrainCorp Acquisition

As of June 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp).

On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 5% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 25%, once the regulatory approvals and other customary closing procedures are completed.

ADM Cocoa Strategic Review

On June 20, 2013, the Company announced that it was engaged in exploratory discussions with various parties about the potential sale of its cocoa business. These discussions are ongoing, and there can be no assurance that they will result in a transaction to sell all or part of the cocoa business. The Company believes that these discussions are consistent with its commitment to create shareholder value.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's oilseeds processing and agricultural services operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, changes in agricultural commodity prices have relatively equal impacts on both net sales and other operating income and cost of products sold. Thus, changes in margins and gross profit of these businesses do not necessarily correspond to the changes in net sales and other operating income amounts.
The Company's corn processing operations and certain other food and animal feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. In these operations, agricultural commodity market price changes can result in significant fluctuations in cost of products sold, and such price changes cannot necessarily be passed directly through to the selling price of the finished products.

The Company has consolidated subsidiaries in over 75 countries. For the majority of the Company's subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company's business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency. Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

The Company measures the performance of its business segments using key financial metrics such as segment operating profit, profit per metric ton, return on invested capital, EBITDA, and cost per metric ton. The Company's operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company does not provide forward-looking information in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net earnings attributable to controlling interests decreased $61 million to $223 million. Segment operating profit increased $103 million or 19% primarily due to improved results from Corn Processing. Lower corporate results include unrealized losses of $51 million on Australian dollar currency hedges related to the pending GrainCorp acquisition, additional provision of $29 million for the anti-corruption matter, and lower earnings from the Company's investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates ("CIP"). Earnings before income taxes this quarter include a charge of $39 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $50 million for the three months ended June 30, 2012.

Income taxes decreased $32 million due to lower earnings before income taxes. The Company's effective tax rate for the quarter ended June 30, 2013 was 28.7% compared to 29.6% for the quarter ended June 30, 2012.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Overall global demand for protein meal and vegetable oil remains steady. Following a below-average 2012 harvest in North America, corn, soybean, and certain soft seed supplies were tight, lowering North American export opportunities and driving up nearby prices for agricultural commodities. High levels of acreage planted and generally favorable crop conditions have created expectations of a large 2013 fall harvest in North America, resulting in expected lower prices for crops coming this fall. Demand for U.S. corn, soybeans, and protein meal exports seasonably decreased as global buyers shifted toward South America. In South America, the large 2012/2013 harvest is replenishing the global supply chain for agricultural commodities but has also created some local logistics challenges. Excess cocoa pressing capacity, lower cocoa powder selling prices, and customer inventory reductions continued to pressure cocoa margins. Ethanol results improved amid volatile industry conditions. Solid corn sweetener demand continued to create tight U.S. sweetener industry capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$5,622	$5,737	$(115)
Refining, Packaging, Biodiesel, and Other	2,759	2,882	(123)
Cocoa and Other	761	875	(114)
Asia	194	169	25
Total Oilseeds Processing	9,336	9,663	(327)

Corn Processing
Sweeteners and Starches	1,332	1,237	95
Bioproducts	2,306	1,591	715
Total Corn Processing	3,638	2,828	810

Agricultural Services
Merchandising and Handling	8,379	9,076	(697)
Milling and Other	1,102	1,011	91
Transportation	49	60	(11)
Total Agricultural Services	9,530	10,147	(617)

Other
Financial	37	37	—
Total Other	37	37	—
Total	$22,541	$22,675	$(134)

Net sales and other operating income decreased slightly to $22.5 billion due principally to lower sales volumes partially offset by higher average selling prices.  Oilseeds Processing sales decreased $0.3 billion to $9.3 billion due principally to lower sales volumes of soybeans and biodiesel and lower average selling prices of cocoa products.  Corn Processing sales increased 29% to $3.6 billion due principally to higher ethanol sales volumes, including merchandised volumes, and higher average ethanol selling prices.  Agricultural Services sales decreased 6% to $9.5 billion, due to lower U.S. sales volumes caused by drought-related decreased crop availability partially offset by higher average selling prices of corn.

Cost of products sold decreased $0.1 billion to $21.7 billion due principally to lower sales volumes partially offset by higher costs of agricultural commodities.  Manufacturing expenses increased $70 million due to higher employee and employee-related costs and higher utilities costs due principally to higher natural gas prices.

Selling, general, and administrative expenses increased $58 million or 15% to $452 million due principally to the $29 million additional provision for the anti-corruption matter, higher provisions for bad debts, and higher project-related expenses. The prior year quarter included loss provisions of $40 million in the Company's Agricultural Services segment mainly due to an unfavorable arbitration award.

Interest expense decreased 8% to $107 million primarily due to lower average outstanding long-term debt during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity in earnings of unconsolidated affiliates decreased 42% to $62 million primarily due to lower earnings from the Company's investment in CIP and the absence of equity earnings from the Company's former investment in Gruma.

Other expense – net increased $5 million to $22 million due principally to $51 million of unrealized losses on Australian dollar currency hedges related to the pending GrainCorp acquisition partially offset by gains on asset sales.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$185	$150	$35
Refining, Packaging, Biodiesel, and Other	93	84	9
Cocoa and Other	(6)	52	(58)
Asia	49	45	4
Total Oilseeds Processing	321	331	(10)

Corn Processing
Sweeteners and Starches	126	135	(9)
Bioproducts	97	(61)	158
Total Corn Processing	223	74	149

Agricultural Services
Merchandising and Handling	14	30	(16)
Milling and Other	64	76	(12)
Transportation	3	17	(14)
Total Agricultural Services	81	123	(42)

Other
Financial	22	16	6
Total Other	22	16	6
Total Segment Operating Profit	647	544	103
Corporate	(330)	(128)	(202)
Earnings Before Income Taxes	$317	$416	$(99)

Oilseeds Processing operating profit decreased $10 million to $321 million. Crushing and Origination operating profit increased $35 million to $185 million but results were mixed regionally as crop supplies shifted to South America. European crushing results improved compared to the prior year quarter as current year delays in the arrival of South American meal contributed to stronger current quarter margins. In North America, tighter crop supplies resulted in weaker soybean and soft seed crushing results. In South America, results recovered from first quarter crop supply and trucking challenges and were flat this quarter compared to the prior year quarter as farmer selling improved and the Company was able to mitigate the higher trucking costs. Refining, Packaging, Biodiesel, and Other results improved $9 million to $93 million on stronger European results. Cocoa and Other results decreased $58 million to a loss of $(6) million due to business booked in earlier quarters, when the industry faced very poor margins. Asia results improved $4 million to $49 million, principally reflecting the Company's share of the results from its equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $149 million to $223 million. Sweeteners and Starches operating profit declined $9 million to $126 million but improved $25 million when adjusted for approximately $34 million of timing effects related to corn hedge ineffectiveness. Bioproducts profit in the quarter improved $158 million to $97 million. Overall industry ethanol margins were profitable but volatile in the quarter.

Agricultural Services operating profit decreased $42 million to $81 million. Merchandising and Handling operating results declined $16 million to $14 million, due principally to lower volumes of U.S. origination and exports and lower execution margins in international merchandising. Partially offsetting these results were lower loss provisions due to current quarter bad debt expense of $22 million compared to charges of $40 million in the prior quarter primarily related to an unfavorable arbitration award. Transportation operating profit declined $14 million to $3 million as lower U.S. exports reduced barge freight utilization. Milling and Other remained steady, excluding the prior quarter's $9 million of equity earnings from the Company's investment in Gruma, which was sold in December 2012.

Other financial operating profit increased $6 million to $22 million mainly due to improved results at the Company's captive insurance business.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In millions)

LIFO credit (charge)	$(39)	$50	$(89)
Interest expense - net	(104)	(112)	8
Unallocated corporate costs	(71)	(67)	(4)
Loss on Australian foreign exchange hedges	(51)	—	(51)
Other	(65)	1	(66)
Total Corporate	$(330)	$(128)	$(202)

Corporate results were a loss of $330 million this quarter compared to a loss of $128 million in last year's quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $39 million this quarter compared to a credit of $50 million in the prior year quarter. Interest expense - net declined $8 million due principally to lower outstanding long-term debt. Unallocated corporate costs increased $4 million due primarily to costs related to strategic projects. Unrealized loss on Australian dollar currency hedges of $51 million relates to losses incurred on foreign currency instruments acquired to economically hedge the majority of the Company's anticipated U.S. dollar cost of the pending GrainCorp acquisition. Corporate other declined $66 million due to the $29 million additional charge for the anti-corruption matter and losses reported for the Company's portion of its results for its equity method investment in CIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net earnings attributable to controlling interests decreased $191 million to $492 million. Segment operating profit decreased $185 million or 13% on lower Oilseeds and Agricultural Services profits, partially offset by higher earnings from Corn Processing. Corporate costs, including LIFO charges, were higher by $107 million in the current period primarily due to losses on Australian dollar currency hedges related to the pending GrainCorp acquisition, lower earnings from the Company's equity method investment in CIP, and charges for the anti-corruption matter. Earnings before income taxes for the six months ended June 30, 2013 includes charges of $73 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to $57 million for the six months ended June 30, 2012. The prior period included costs in corporate for the global workforce reduction consisting of one-time termination benefits provided to employees who were involuntarily terminated and $34 million for pension remeasurement charges reflecting the impact of the voluntary early retirement program.

Income taxes decreased $90 million due to lower earnings before income taxes. The Company's effective tax rate for the six months ended June 30, 2013 was 28.3% compared to 29.1% for the six months ended June 30, 2012.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Demand for global protein meal and vegetable oil remains steady. Following a below-average 2012 harvest in North America, corn, soybean, and certain soft seed supplies were tight, lowering North American export opportunities and driving up nearby prices for agricultural commodities. In the second quarter, high levels of acreage planted and generally favorable crop conditions have created expectations of a large 2013 fall harvest in North America, resulting in expected lower prices for crops coming this fall. Demand for U.S. corn, soybeans, and protein meal exports initially benefited from the slow farmer selling and logistics challenges in South America then decreased as global buyers shifted toward South America. In South America, the large 2012/2013 harvest is replenishing the global supply chain for agricultural commodities but also has created some local logistics challenges. Excess cocoa pressing capacity, lower cocoa powder selling prices, and customer inventory reductions continued to pressure cocoa margins. Ethanol results improved amid volatile industry conditions. Solid corn sweetener demand continued to create tight U.S. sweetener industry capacity. U.S. biodiesel demand saw a modest recovery and, along with the reinstatement of the blenders' credit, led to improved margins. Weak margin conditions continued for European biodiesel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$10,362	$9,867	$495
Refining, Packaging, Biodiesel, and Other	5,133	5,410	(277)
Cocoa and Other	1,594	1,764	(170)
Asia	390	337	53
Total Oilseeds Processing	17,479	17,378	101

Corn Processing
Sweeteners and Starches	2,504	2,476	28
Bioproducts	4,187	3,187	1,000
Total Corn Processing	6,691	5,663	1,028

Agricultural Services
Merchandising and Handling	17,763	18,570	(807)
Milling and Other	2,172	2,028	144
Transportation	95	120	(25)
Total Agricultural Services	20,030	20,718	(688)

Other
Financial	68	71	(3)
Total Other	68	71	(3)
Total	$44,268	$43,830	$438

Net sales and other operating income increased 1% to $44.3 billion due principally to higher average selling prices partially offset by lower sales volumes. Oilseeds Processing sales increased 1% to $17.5 billion due principally to higher average selling prices and higher sales volumes of soybean meal partially offset by lower sales volumes of merchandised soybeans and biodiesel. Corn Processing sales increased 18% to $6.7 billion due principally to higher ethanol sales volumes, including merchandised volumes, and higher average ethanol selling prices. Agricultural Services sales decreased 3% to $20.0 billion due to lower U.S. sales volumes caused by drought-related decreased crop availability partially offset by higher average selling prices of agricultural commodities.

Cost of products sold increased 2% to $42.7 billion due principally to higher costs of agricultural commodities partially offset by lower sales volumes. Manufacturing expenses increased $80 million due to higher employee and employee-related costs and higher utilities costs due principally to higher natural gas prices.

Selling, general, and administrative expenses increased $92 million or 12% to $888 million due principally to the $54 million provision for the anti-corruption matter, higher bad debt expense, expenses related to changing the Company's fiscal year end, and other project-related expenses. The prior year period included loss provisions of $40 million in the Company's Agricultural Services segment mainly due to an unfavorable arbitration award.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $85 million in the six months ended June 30, 2012 included Corporate charges of $71 million for severance and benefits related to the global workforce reduction, including $34 million for pension remeasurement triggered by an amendment of the Company's U.S. plans due to the voluntary early retirement program, and $14 million of facility exit and other related costs primarily for the Walhalla, N.D. corn plant shutdown.

Interest expense decreased 8% to $213 million primarily due to lower average outstanding long term debt during the period.

Equity in earnings of unconsolidated affiliates decreased 10% to $199 million primarily due to lower equity earnings from the Company's investment in CIP and the absence of equity earnings in the Company's former investment in Gruma, partially offset by higher equity earnings from the Company's investment in Wilmar.

Other (income) expense - net declined by $30 million to an expense of $25 million this period due principally to the $51 million of unrealized losses on Australian dollar currency hedges related to the pending GrainCorp acquisition.

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$341	$414	$(73)
Refining, Packaging, Biodiesel, and Other	201	163	38
Cocoa and Other	(28)	211	(239)
Asia	120	85	35
Total Oilseeds Processing	634	873	(239)

Corn Processing
Sweeteners and Starches	202	230	(28)
Bioproducts	174	(23)	197
Total Corn Processing	376	207	169

Agricultural Services
Merchandising and Handling	100	178	(78)
Milling and Other	123	162	(39)
Transportation	9	44	(35)
Total Agricultural Services	232	384	(152)

Other
Financial	35	(2)	37
Total Other	35	(2)	37
Total Segment Operating Profit	1,277	1,462	(185)
Corporate	(585)	(478)	(107)
Earnings Before Income Taxes	$692	$984	$(292)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $239 million to $634 million. Crushing and Origination operating profit decreased $73 million to $341 million. In North America, soft seed crushing results were lower due primarily to lower margins resulting from low seed supply affecting seed basis and production capacity utilization. North American soybean crushing results were seasonably strong this period, but margins and production rates declined through the period amid lower crop supplies and U.S. export meal demand. In South America, farmers' initial reluctance to sell their recently harvested commodities and higher trucking costs lowered operating profit but margins and volumes recovered in the second quarter of 2013. European crushing and origination results continued to recover, aided by reduced imports of North and South American protein meal. Refining, Packaging, Biodiesel, and Other results improved $38 million to $201 million as U.S. biodiesel demand saw a modest recovery, partially offset by weak biodiesel margin conditions in Europe. The current period includes a benefit of approximately $20 million related to the biodiesel blender's credit, reinstated in January 2013 by the American Taxpayer Act of 2012, retroactive to 2012. Cocoa and Other results decreased $239 million to a loss of $(28) million due principally to weaker press margins and lower net unrealized mark-to-market gains of approximately $70 million related to certain cocoa forward purchase and sales commitments accounted for as derivatives. Press margins were negatively impacted by excess industry processing capacity, lower cocoa powder selling prices, and declining demand as customers drew down inventories. Asia results improved $35 million to $120 million, principally reflecting the Company's share of its results from its equity investee, Wilmar.

Corn Processing operating profit increased $169 million to $376 million. Sweeteners and Starches operating profit declined $28 million to $202 million but improved $40 million when adjusted for approximately $68 million of timing effects related to corn hedge ineffectiveness. Solid demand for corn sweeteners translated to tight corn sweetener industry capacity. Bioproducts profit in the current period improved $197 million to $174 million. Overall industry ethanol margins were profitable. In the prior period, Bioproducts results included a $10 million charge principally due to impairment costs upon closure of the 30 million gallon per year ethanol dry mill in Walhalla, N.D.

Agricultural Services operating profits decreased $152 million to $232 million. Merchandising and Handling operating results declined $78 million to $100 million, due principally to lower volumes of U.S. origination and exports and lower execution margins in international merchandising. Partially offsetting these results were lower loss provisions for bad debt expense of $22 million in the current quarter compared to prior year charges of $40 million primarily related to an unfavorable arbitration award. Milling and Other operating profit remained steady, excluding last year's $30 million of equity earnings from the Company's investment in Gruma, which was sold in December 2012. Earnings from transportation operations declined $35 million to $9 million as lower U.S. exports reduced barge freight utilization.

Other financial operating profit increased $37 million to $35 million mainly due to the absence of significant provisions in the prior period at the Company's captive insurance subsidiary related to higher crop risk and property reserves.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In millions)

LIFO credit (charge)	$(73)	$(57)	$(16)
Interest expense - net	(209)	(226)	17
Unallocated corporate costs	(153)	(205)	52
Loss on Australian foreign exchange hedges	(51)	—	(51)
Other	(99)	10	(109)
Total Corporate	$(585)	$(478)	$(107)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a loss of $585 million in the current period compared to a loss of $478 million in the prior period. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $73 million in the current period compared to $57 million in the prior period. Interest expense - net declined $17 million due principally to lower outstanding long-term debt. Unallocated corporate costs in the prior period included $74 million of costs primarily related to the global workforce reduction program. Excluding these costs, unallocated corporate costs increased $22 million due primarily to costs related to the change in the Company's fiscal year end and other strategic projects. Unrealized loss on Australian dollar currency hedges of $51 million relates to losses incurred on foreign currency instruments acquired to hedge the majority of the Company's anticipated U.S. dollar cost of the pending GrainCorp acquisition. Other increased due principally to losses reported for the Company's portion of its results from its equity method investment in CIP and charges for the anti-corruption matter of $54 million.

Liquidity and Capital Resources

At June 30, 2013, the Company had $2.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1. Included in working capital is $6.1 billion of readily marketable commodity inventories. Cash provided by operating activities was $2.3 billion for this period compared to cash used in operating activities of $0.1 billion the same period last year. Working capital changes increased cash by $1.6 billion in the current period and decreased cash by $1.3 billion the same period last year. Inventories declined approximately $2.0 billion at June 30, 2013 compared to June 30, 2012, as lower quantities reduced inventories by approximately $1.4 billion and lower prices reduced inventories by $0.6 billion. Lower quantities are principally due to impacts of the prior year U.S. drought on crop supply and the Company's enhanced efforts to manage its levels of inventories. Cash provided by investing activities was $0.1 billion this period compared to a use of cash of $0.2 billion the same period last year. Capital expenditures and net assets of businesses acquired were $0.5 billion compared to $0.7 billion the same period last year. Cash used in financing activities was $2.3 billion this period compared to cash provided by financing activities of $0.8 billion the same period last year. In the current period, net borrowings, principally commercial paper, decreased mostly due to decreased working capital requirements.

At June 30, 2013, the Company's capital resources included net worth of $19.0 billion and lines of credit totaling $8.9 billion, of which $7.9 billion was unused. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) was 22% at June 30, 2013 and 25% at December 31, 2012. This ratio is a measure of the Company's long-term indebtedness and is an indicator of financial flexibility. Of the Company's total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there was $0.1 billion of commercial paper outstanding at June 30, 2013.

As of June 30, 2013, the Company had $0.3 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Due to the Company's historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $7.9 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has an accounts receivable securitization program ( the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). The Program provides the Company with up to $1.0 billion in funding against accounts receivable transferred into the Program and expands the Company's access to liquidity through efficient use of its balance sheet assets. Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program. The Program terminates on June 27, 2014 unless extended (see Note 15 for more information and disclosures on the Program).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp), a Company listed on the Australian Securities Exchange. On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. Assuming the Company is successful in acquiring all the remaining shares of GrainCorp, ADM's estimated cash payment obligation to current GrainCorp shareholders would be approximately Australian $2.2 billion, and the Company would also assume the net debt obligations of GrainCorp at closing. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 5% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 25%, once the regulatory approvals and other customary closing procedures are completed. The three major credit rating agencies have put the Company's credit rating on negative watch, negative outlook or under review pending confirmation of the Company's acquisition funding plans, which will be a balance between operating cash flows and some forms of debt. Should the Company's rating be downgraded due to the consummation of the acquisition, the Company believes it will be able to access liquidity cost efficiently to fund the operations.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2013 and December 31, 2012 were $16.9 billion and $19.5 billion, respectively.  The decrease is principally related to lower seasonal obligations to purchase quantities of agricultural commodity inventories. As of June 30, 2013, the Company expects to make payments related to purchase obligations of $15.8 billion within the next twelve months.  There were no material changes in the Company’s contractual obligations during the six months ended June 30, 2013.

Off Balance Sheet Arrangements

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.0 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. As of June 30, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company's consolidated balance sheet was $1.5 billion. At June 30, 2013, the related deferred consideration of $0.5 billion was recorded in other current assets.  Additional details of the Program are disclosed in Note 15 of the notes to the consolidated financial statements.

There were no material changes in the Company's off balance sheet arrangements during the six months ended June 30, 2013.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the six months ended June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the six months ended June 30, 2013 are described below.  During the current quarter, the Company entered into foreign currency option and forward contracts to lock-in the majority of the anticipated $3.4 billion U.S. dollar cost of the pending GrainCorp acquisition. Other than this exposure, there were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company's market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in customer preferences and standards of living, and global production of similar and competitive crops.

The fair value of the Company's commodity position is a summation of the fair values calculated for each commodity by valuing all of the commodity positions at quoted market prices for the period, where available, or utilizing a close proxy. The Company has established metrics to monitor the amount of market risk exposure, which consist of volumetric limits and value-at-risk (VaR) limits. VaR measures the potential loss, at a 95% confidence level, that could be incurred over a one-year period. Volumetric limits are monitored daily and VaR calculations and sensitivity analysis are monitored weekly.

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

	Six months ended		Six months ended
	June 30, 2013		December 31, 2012
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$660	$66	$2,218	$222
Lowest position	(1,456)	(146)	536	54
Average position	(587)	(59)	1,417	142

The change in fair value of the average position was principally the result of a decrease in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws. The Company initially disclosed this review to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has completed its internal review and is engaged in discussions with the DOJ and SEC to resolve this matter. In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments. Included in selling, general, and administrative expenses for the three and six months ended June 30, 2013 were charges for the Company's current estimate of potential disgorgement, penalties, and fines that may be paid by the Company in connection with this matter of $29 million and $54 million, respectively. As of June 30, 2013, the estimated loss provision liability of $54 million is included in accrued expenses and other payables in the Company's consolidated balance sheet. These events have not had, and are not expected to have, a material impact on the Company's business or financial condition.

The Company is a party to routine legal proceedings that arise in the course of its business. The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company's risk factors during the six months ended June 30, 2013. For further information about the Company's risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company's Transition Report on Form 10-KT for the six months ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2013 to
April 30, 2013	150	$33.218	150	68,398,012

May 1, 2013 to
May 31, 2013	7,528	34.584	149	68,397,863

June 1, 2013 to
June 30, 2013	347,440	32.911	346,602	68,051,261
Total	355,118	$32.947	346,901	68,051,261

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below and shares received as payment for the exercise price of stock option exercises. During the three months ended June 30, 2013, there were 8,217 shares received as payment for the exercise price of stock option exercises.

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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Senior Vice President and
Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel and
Secretary

Dated: August 7, 2013