Form 10-Q
period 2013-09-30
ARCHER DANIELS MIDLAND CO
filed 2013-11-01
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Common Stock, no par value – 657,970,080 shares
(October 31, 2013)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)

Net sales and other operating income	$21,393	$21,808	$65,661	$65,638
Cost of products sold	20,237	21,002	62,942	63,011
Gross Profit	1,156	806	2,719	2,627

Selling, general, and administrative expenses	429	390	1,317	1,186
Asset impairment, exit, and restructuring costs	23	146	23	231
Interest expense	105	106	318	338
Equity in earnings of unconsolidated affiliates	(63)	(113)	(262)	(334)
Interest income	(12)	(30)	(68)	(80)
Other (income) expense – net	(35)	12	(10)	7
Earnings Before Income Taxes	709	295	1,401	1,279

Income taxes	228	111	424	397
Net Earnings Including Noncontrolling Interests	481	184	977	882

Less: Net earnings (losses) attributable to noncontrolling interests	5	2	9	17

Net Earnings Attributable to Controlling Interests	$476	$182	$968	$865

Average number of shares outstanding – basic	661	660	661	660

Average number of shares outstanding – diluted	664	661	663	662

Basic and diluted earnings per common share	$0.72	$0.28	$1.46	$1.31

Dividends per common share	$0.190	$0.175	$0.570	$0.525

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)

Net earnings including noncontrolling interests	$481	$184	$977	$882
Other comprehensive income (loss):
Foreign currency translation adjustment	225	145	(1)	101
Tax effect	—	(7)	2	53
Net of tax amount	225	138	1	154

Pension and other postretirement benefit liabilities adjustment	10	16	45	(560)
Tax effect	(4)	(7)	(16)	198
Net of tax amount	6	9	29	(362)

Deferred gain (loss) on hedging activities	16	54	18	87
Tax effect	(7)	(18)	(7)	(31)
Net of tax effect	9	36	11	56

Unrealized gain (loss) on investments	3	(11)	2	(36)
Tax effect	(3)	3	—	13
Net of tax effect	—	(8)	2	(23)
Other comprehensive income (loss)	240	175	43	(175)
Comprehensive income including noncontrolling interests	721	359	1,020	707

Less: Comprehensive income attributable to noncontrolling interests	5	4	—	13

Comprehensive income attributable to controlling interests	$716	$355	$1,020	$694

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2013	2012
	(In millions)

Assets
Current Assets
Cash and cash equivalents	$3,252	$1,714
Short-term marketable securities	242	576
Segregated cash and investments	3,992	3,638
Trade receivables	3,447	3,450
Inventories	9,278	13,836
Other current assets	5,879	6,548
Total Current Assets	26,090	29,762

Investments and Other Assets
Investments in and advances to affiliates	3,183	3,170
Long-term marketable securities	685	717
Goodwill	552	551
Other assets	813	813
Total Investments and Other Assets	5,233	5,251

Property, Plant, and Equipment
Land	406	378
Buildings	4,797	4,807
Machinery and equipment	17,464	16,984
Construction in progress	770	1,004
	23,437	23,173
Accumulated depreciation	(13,312)	(13,050)
Net Property, Plant, and Equipment	10,125	10,123

Total Assets	$41,448	$45,136

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$364	$2,816
Trade payables	2,942	4,787
Accrued expenses and other payables	9,291	9,122
Current maturities of long-term debt	1,156	268
Total Current Liabilities	13,753	16,993

Long-Term Liabilities
Long-term debt	5,364	6,456
Deferred income taxes	1,282	1,267
Other	1,483	1,289
Total Long-Term Liabilities	8,129	9,012

Shareholders’ Equity
Common stock	6,108	6,134
Reinvested earnings	13,828	13,236
Accumulated other comprehensive income (loss)	(398)	(450)
Noncontrolling interests	28	211
Total Shareholders’ Equity	19,566	19,131
Total Liabilities and Shareholders’ Equity	$41,448	$45,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$977	$882
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	681	651
Asset impairment charges	23	176
Deferred income taxes	4	119
Equity in earnings of affiliates, net of dividends	(152)	(221)
Stock compensation expense	30	36
Pension and postretirement accruals (contributions), net	7	(19)
Deferred cash flow hedges	18	80
Other – net	(142)	99
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(360)	(317)
Trade receivables	92	2,187
Inventories	4,788	(1,207)
Other current assets	615	(3,157)
Trade payables	(2,154)	(465)
Accrued expenses and other payables	442	1,493
Total Operating Activities	4,869	337

Investing Activities
Purchases of property, plant, and equipment	(659)	(877)
Proceeds from sales of property, plant, and equipment	36	32
Net assets of businesses acquired	(35)	(56)
Purchases of marketable securities	(530)	(874)
Proceeds from sales of marketable securities	826	1,008
Distributions from affiliates	150	22
Other – net	38	(5)
Total Investing Activities	(174)	(750)

Financing Activities
Long-term debt borrowings	23	9
Long-term debt payments	(265)	(1,597)
Net borrowings (payments) under lines of credit agreements	(2,489)	2,820
Debt exchange premiums	—	(12)
Purchases of treasury stock	(95)	(100)
Cash dividends	(376)	(346)
Other – net	45	10
Total Financing Activities	(3,157)	784

Increase in cash and cash equivalents	1,538	371
Cash and cash equivalents beginning of period	1,714	864

Cash and cash equivalents end of period	$3,252	$1,235

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131
Comprehensive income
Net earnings			968		9
Other comprehensive income				52	(9)
Total comprehensive income						1,020
Cash dividends paid- $0.57 per share			(376)			(376)
Treasury stock purchases	(3)	(95)				(95)
Stock compensation expense		30				30
Noncontrolling interests associated with mandatorily redeemable instruments					(180)	(180)
Other	2	39			(3)	36
Balance September 30, 2013	658	$6,108	$13,828	$(398)	$28	$19,566

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's transition report on Form 10-KT for the six months ended December 31, 2012.

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

Effective July 17, 2013, the Company adopted the amended guidance of ASC Topic 815, Derivatives and Hedging (Topic 815), which permits the Company to use the Overnight Index Swap as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. treasury interest rates and the London Interbank Offered Rate. The amended guidance also removes the restriction on using different benchmark rates for similar hedges. The adoption of this amended guidance did not have an impact on current period results and is not expected to have any material impact on the Company's financial results.

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

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes, which requires the Company to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or if the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with deferred tax assets. The Company does not expect any material impact on its financial results as a result of the adoption of this amended guidance.

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 830, Foreign Currency Matters (Topic 830), which requires the Company to transfer currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The Company will be required to apply the amended guidance prospectively. If the Company disposes all or part of a qualifying foreign entity, it will be required to release the portion of cumulative translation adjustment applicable to the disposed entity.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Pending Accounting Standards (Continued)

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 405, Liabilities, which addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount under the arrangement is fixed at the reporting date. The amended guidance aims to resolve diversity in practice among companies that are subject to joint and several liabilities. The Company will be required to apply the amended guidance retrospectively to all prior periods presented. The Company does not expect any material impact on its financial results as a result of the adoption of this amended guidance.

Note 3.	Acquisitions

During the nine months ended September 30, 2013, the Company acquired two businesses for a total cost of $35 million and recorded a preliminary allocation of the purchase price related to these acquisitions.

The net cash purchase price for the acquisitions of $35 million was preliminarily allocated to working capital, property, plant, and equipment, and other long-term assets for $10 million, $10 million, and $15 million, respectively.

Note 4.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,654	$1,272	$4,926
Unrealized derivative gains:
Commodity contracts	1,364	748	262	2,374
Foreign exchange contracts	—	233	—	233
Interest rate contracts	—	1	—	1
Marketable securities	2,557	17	—	2,574
Deferred receivables consideration	—	487	—	487
Total Assets	$3,921	$5,140	$1,534	$10,595

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,667	$708	$186	$2,561
Foreign exchange contracts	—	201	—	201
Inventory-related payables	—	299	9	308
Total Liabilities	$1,667	$1,208	$195	$3,070

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,291	$1,745	$7,036
Unrealized derivative gains:
Commodity contracts	1,426	936	143	2,505
Foreign exchange contracts	—	170	—	170
Interest rate contracts	—	1	—	1
Marketable securities	2,451	16	—	2,467
Deferred receivables consideration	—	900	—	900
Total Assets	$3,877	$7,314	$1,888	$13,079

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1,600	$638	$138	$2,376
Foreign exchange contracts	—	215	—	215
Inventory-related payables	—	903	33	936
Total Liabilities	$1,600	$1,756	$171	$3,527

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

The Company’s derivative contracts that are measured at fair value include forward commodity purchase and sale contracts, exchange-traded commodity futures and option contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the contract in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of net sales and other operating income, cost of products sold, and other (income) expense – net, based on the intended purpose of the instrument.  Changes in the fair value of interest rate derivatives designated as fair value hedges are recognized in the consolidated statements of earnings as a component of other (income) expense - net. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program (see Note 15 for more information about the Program). This amount is reflected in other current assets on the consolidated balance sheet (see Note 7). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013.

	Level 3 Fair Value Asset Measurements at
	September 30, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2013	$1,926	$267	$2,193
Total increase in unrealized gains included in cost of products sold*	162	143	305
Purchases	2,896	—	2,896
Sales	(3,264)	—	(3,264)
Settlements	—	(153)	(153)
Transfers into Level 3	35	69	104
Transfers out of Level 3	(483)	(64)	(547)
Ending balance, September 30, 2013	$1,272	$262	$1,534

* Includes gains of $289 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at September 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013.

	Level 3 Fair Value Liability Measurements at
	September 30, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2013	$63	$233	$296
Total increase in unrealized losses included in cost of products sold*	—	127	127
Purchases	4	—	4
Sales	(17)	—	(17)
Settlements	—	(186)	(186)
Transfers into Level 3	—	30	30
Transfers out of Level 3	(41)	(18)	(59)
Ending balance, September 30, 2013	$9	$186	$195

* Includes losses of $127 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at September 30, 2013.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012.

	Level 3 Fair Value Asset Measurements at
	September 30, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2012	$1,462	$171	$1,633
Total increase (decrease) in unrealized gains included in cost of products sold	164	109	273
Purchases	2,390	—	2,390
Sales	(2,225)	—	(2,225)
Settlements	—	(95)	(95)
Transfers into Level 3	157	128	285
Transfers out of Level 3	(193)	(31)	(224)
Ending balance, September 30, 2012	$1,755	$282	$2,037

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012.

	Level 3 Fair Value Liability Measurements at
	September 30, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2012	$38	$179	$217
Total increase (decrease) in unrealized losses included in cost of products sold	—	86	86
Purchases	2	—	2
Sales	—	—	—
Settlements	—	(105)	(105)
Transfers into Level 3	—	73	73
Transfers out of Level 3	—	(16)	(16)
Ending balance, September 30, 2012	$40	$217	$257

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013.

	Level 3 Fair Value Asset Measurements at
	September 30, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2012	$1,745	$143	$1,888
Total increase (decrease) in unrealized gains included in cost of products sold*	(677)	372	(305)
Purchases	11,795	—	11,795
Sales	(11,576)	—	(11,576)
Settlements	—	(381)	(381)
Transfers into Level 3	35	209	244
Transfers out of Level 3	(50)	(81)	(131)
Ending balance, September 30, 2013	$1,272	$262	$1,534

* Includes gains of $553 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at September 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013.

	Level 3 Fair Value Liability Measurements at
	September 30, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2012	$33	$138	$171
Total increase (decrease) in unrealized losses included in cost of products sold*	(191)	382	191
Purchases	190	—	190
Sales	(23)	—	(23)
Settlements	—	(397)	(397)
Transfers into Level 3	—	104	104
Transfers out of Level 3	—	(41)	(41)
Ending balance, September 30, 2013	$9	$186	$195

* Includes losses of $237 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at September 30, 2013.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012.

	Level 3 Fair Value Asset Measurements at
	September 30, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2011	$1,624	$198	$1,822
Total increase (decrease) in unrealized gains included in cost of products sold	240	366	606
Purchases	4,516	(2)	4,514
Sales	(3,616)	—	(3,616)
Settlements	—	(341)	(341)
Transfers into Level 3	317	152	469
Transfers out of Level 3	(1,326)	(91)	(1,417)
Ending balance, September 30, 2012	$1,755	$282	$2,037

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012.

	Level 3 Fair Value Liability Measurements at
	September 30, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2011	$196	$192	$388
Total increase (decrease) in unrealized losses included in cost of products sold	—	335	335
Purchases	2	(1)	1
Sales	(4)	—	(4)
Settlements	—	(350)	(350)
Transfers into Level 3	2	126	128
Transfers out of Level 3	(156)	(85)	(241)
Ending balance, September 30, 2012	$40	$217	$257

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company's Level 3 valuations as of September 30, 2013 and December 31, 2012. The Company's Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of September 30, 2013 is a weighted average 27.5% of the total price for assets and 13.8% for liabilities.

	Weighted Average % of Total Price
	September 30, 2013		December 31, 2012
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	27.5%	13.8%	13.5%	26.2%
Transportation cost	15.9%	—%	8.4%	9.1%

Commodity Derivative Contracts
Basis	22.4%	16.9%	45.7%	17.0%
Transportation cost	16.6%	9.9%	16.2%	7.7%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Fair Value Measurements (Continued)

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

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments.  For those derivative instruments that are designated and qualify as hedging instruments, a reporting entity must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  As of September 30, 2013 and December 31, 2012, the Company has certain derivatives designated as cash flow and fair value hedges.  Within the Note 5 tables, zeros represent minimal amounts.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$233	$201	$170	$215
Interest Contracts	1	—	1	—
Commodity Contracts	2,374	2,561	2,504	2,376
Total	$2,608	$2,762	$2,675	$2,591

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013	2012
	(In millions)

Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	1	—

FX Contracts
Net sales and other operating income	$(3)	$51
Cost of products sold	29	4
Other income (expense) – net	85	(76)

Commodity Contracts
Cost of products sold	$(3)	$(436)

Other Contracts
Other income (expense) - net	$—	$(4)
Total gain (loss) recognized in earnings	$109	$(461)

	Nine months ended September 30,
	2013	2012
	(In millions)

Interest Contracts
Interest expense	$0	$0
Other income (expense) – net	1	—

FX Contracts
Net sales and other operating income	$106	$135
Cost of products sold	(58)	(135)
Other income (expense) – net	30	(28)

Commodity Contracts
Cost of products sold	$204	$(959)

Other Contracts
Other income (expense) - net	$—	$(5)
Total gain (loss) recognized in earnings	$283	$(992)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

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

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge will be reclassified from AOCI to either net sales and other operating income, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of September 30, 2013, the Company has $5 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in its consolidated statement of earnings during the next 12 months .
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 15% and 25% of its monthly anticipated grind.  At September 30, 2013, the Company has designated hedges representing between 0.1% and 16% of its anticipated monthly grind of corn for the next 15 months.

The Company, from time to time, also uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 11% and 66% of the quantity of its anticipated monthly natural gas purchases.  At September 30, 2013, the Company has designated hedges representing between 4% and 20% of its anticipated monthly natural gas purchases for the next 6 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 1 million to 13 million gallons of ethanol per month under this program.  At September 30, 2013, the Company has designated hedges representing between 1 million to 14 million gallons of contracted ethanol sales per month over the next 9 months.

To protect against fluctuations in cash flows due to foreign currency exchange rates, the Company from time to time will use forward foreign exchange contracts as cash flow hedges.  For example, certain production facilities have manufacturing expenses and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of its forecasted foreign currency expenditures.  During the past 12 months, the Company hedged between $13 million and $19 million of forecasted foreign currency expenditures. As of September 30, 2013, the Company has designated hedges of $13 million of its forecasted foreign currency expenditures. At September 30, 2013, the Company has $0.3 million of after-tax gains in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $0.3 million of gains in its consolidated statement of earnings over the life of the hedged transactions.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, uses treasury-lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of its long-term debt.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At September 30, 2013, AOCI included $21 million of after-tax gains related to treasury-lock agreements and interest rate swaps. The Company will recognize the $21 million of gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

During September 2013, the Company initiated a new fair value hedge program for certain interest rate swaps designated as fair value hedges for portions of its fixed rate debt. These fair value hedges were initiated with the objective of managing the Company's exposure to the benchmark interest rate on $1.7 billion of fixed rate debt. The change in fair value of the swaps and the corresponding debt was immaterial for the quarter ended September 30, 2013.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Commodity Contracts	$—	$—	$1	$0
Interest Contracts	0	0	—	—
Total	$0	$0	$1	$0

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2013 and 2012.

		Three months ended
	Consolidated Statement of Earnings Locations	September 30,
		2013	2012
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$(1)
Interest Contracts	Interest expense	1	0
Commodity Contracts	Cost of products sold	(2)	89
	Net sales and other operating income	(2)	—
Ineffective amount recognized in earnings
Commodity Contracts	Cost of products sold	(73)	(18)
Total amount recognized in earnings		$(76)	$70

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities (Continued)

		Nine months ended
	Consolidated Statement of Earnings Locations	September 30,
		2013	2012
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$(1)
Interest Contracts	Interest expense	1	1
Commodity Contracts	Cost of products sold	(7)	83
	Net sales and other operating income	3	(5)
Ineffective amount recognized in earnings
Commodity Contracts	Cost of products sold	(128)	(8)
Total amount recognized in earnings		$(131)	$70

Hedge ineffectiveness for commodity contracts results when the change in the price of the underlying commodity in a specific cash market differs from the change in the price of the derivative financial instrument used to establish the hedging relationship.  As an example, if the change in the price of a corn futures contract is strongly correlated to the change in cash price paid for corn, the gain or loss on the derivative instrument is deferred and recognized at the time the corn grind occurs.  If the change in price of the derivative does not strongly correlate to the change in the cash price of corn, in the same example, some portion or all of the derivative gains or losses may be required to be recognized in earnings prior to the corn grind occurring.

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and nine months ended September 30, 2013 and 2012.

	Three months ended
	September 30,
	2013	2012
	(In millions)

Balance at June 30, 2013 and 2012	$6	$50
Unrealized gains (losses)	13	142
Losses (gains) reclassified to earnings	3	(88)
Tax effect	(7)	(18)
Balance at September 30, 2013 and 2012	$15	$86

	Nine months ended
	September 30,
	2013	2012
	(In millions)

Balance at December 31, 2012 and 2011	$4	$30
Unrealized gains (losses)	15	164
Losses (gains) reclassified to earnings	3	(77)
Tax effect	(7)	(31)
Balance at September 30, 2013 and 2012	$15	$86

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

September 30, 2013
United States government obligations
Maturity less than 1 year	$465	$—	$—	$465
Maturity 1 to 5 years	127	—	—	127
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	—	—	2
Corporate debt securities
Maturity 1 to 5 years	15	—	—	15
Other debt securities
Maturity less than 1 year	2,440	—	—	2,440
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	538	2	(2)	538
	$3,590	$2	$(2)	$3,590

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2012
United States government obligations
Maturity less than 1 year	$583	$—	$—	$583
Maturity 1 to 5 years	93	—	—	93
Government–sponsored enterprise obligations
Maturity 1 to 5 years	2	—	—	2
Corporate debt securities
Maturity 1 to 5 years	15	—	—	15
Other debt securities
Maturity less than 1 year	1,038	—	—	1,038
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	606	3	(5)	604
	$2,340	$3	$(5)	$2,338

All of the $2 million in unrealized losses at September 30, 2013 arose within the last 12 months and are related to the Company’s investment in one available-for-sale equity security with a fair value of $5 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Marketable Securities and Cash Equivalents (Continued)

In September 2013, the Company recorded an other-than-temporary impairment charge of $11 million related to its available-for-sale investment in one equity security based on the Company's assessment of underlying market conditions. The impairment is recorded in asset impairment, exit, and restructuring costs in the consolidated statements of earnings.

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2013	2012
	(In millions)

Unrealized gains on derivative contracts	$2,608	$2,676
Deferred receivables consideration	487	900
Other current assets	2,784	2,972
	$5,879	$6,548

Note 8.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2013	2012
	(In millions)

Unrealized losses on derivative contracts	$2,762	$2,591
Grain accounts and margin deposits	4,734	4,620
Accrued expenses and other payables	1,795	1,911
	$9,291	$9,122

Note 9.	Debt and Financing Arrangements

The Company has outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in February 2014. As of September 30, 2013, none of the conditions permitting conversion of the Notes had been satisfied.  Therefore, no share amounts related to the conversion of the Notes or exercise of the warrants sold in connection with the issuance of the Notes were included in diluted average shares outstanding.  For further information on the Notes, refer to Note 10 “Debt and Financing Arrangements” in the consolidated financial statements included in the Company’s transition report on Form 10-KT for the six months ended December 31, 2012.

At September 30, 2013, the fair value of the Company’s long-term debt exceeded the carrying value by $0.9 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2013, the Company had lines of credit totaling $9.0 billion, of which $8.7 billion was unused.  Of the Company’s total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.    Debt and Financing Arrangements (Continued)

The Company has an accounts receivable securitization program (the “Program”). The Program provides the Company with up to $1.1 billion in funding resulting from the sale of accounts receivable. As of September 30, 2013, the Company utilized all of its $1.1 billion facility under the Program (see Note 15 for more information on the Program).

Note 10.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended September 30, 2013 was 32.2% and 30.3%, respectively, compared to 37.6% and 31.0% for the quarter and nine months ended September 30, 2012, respectively. The effective tax rate for the quarter ended September 30, 2013 of 32.2% is higher than the 28.7% rate recorded in the second quarter ended June 30, 2013. This quarter the Company raised its estimated annual effective tax rate to 30% primarily due to changes in forecasted geographic mix of earnings. This quarter's effective tax rate includes the resultant year-to-date adjustment in tax expense and discrete items of $12 million, net. The effective tax rate of 37.6% for the quarter ended September 30, 2012 included $8 million of discrete tax expense, a valuation allowance for a portion of the tax benefit associated with the Gruma impairment charge (see Note 14), and income tax expense associated with foreign currency remeasurement of non-monetary assets in Brazil. Excluding these items, the prior quarter rate would have been 30%.

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

The Company's wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007 in the amounts of $449 million, $18 million, and $79 million, respectively (inclusive of interest and penalties and adjusted for variation in currency exchange rates). ADM do Brasil's tax return for 2005 was also audited and no assessment was received. The statute of limitations for 2005 has expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2007, the Company estimates it could receive additional claims of approximately $97 million (as of September 30, 2013 and subject to variation in currency exchange rates).

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

ADM do Brasil filed an administrative appeal for each of the assessments. During the second quarter of fiscal 2011, a decision in favor of the BFRS on the 2004 assessment was received and a second level administrative appeal has been filed. In January of 2012, a decision in favor of the BFRS on the 2006 and 2007 assessments was received and a second level administrative appeal was filed and is still ongoing as of the date of this report. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Income Taxes (Continued)

The Company's subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $48 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2005, which could be material to the Company.  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at June 30, 2013	$(82)	$6	$(564)	$2	$(638)
Other comprehensive income before reclassifications	225	13	(5)	(6)	227
Amounts reclassified from AOCI	—	3	15	9	27
Tax effect	—	(7)	(4)	(3)	(14)
Net current period other comprehensive income	225	9	6	—	240
Balance at September 30, 2013	$143	$15	$(558)	$2	$(398)

	Nine months ended September 30, 2013
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2012	$136	$4	$(590)	$—	$(450)
Other comprehensive income before reclassifications	5	15	3	(7)	16
Amounts reclassified from AOCI	—	3	45	9	57
Tax effect	2	(7)	(16)	—	(21)
Net current period other comprehensive income	7	11	32	2	52
Balance at September 30, 2013	$143	$15	$(558)	$2	$(398)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	September 30, 2013
Details about AOCI components	Three months ended	Nine months ended	Affected line item in the consolidated statement of earnings
	(In millions)

Deferred loss (gain) on hedging activities
	$2	$7	Cost of products sold
	(1)	(1)	Interest expense
	2	(3)	Net sales and other operating income
	3	3	Total before tax
	(1)	(1)	Tax
	$2	$2	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(3)	$(11)
Actuarial losses	18	56
	15	45	Total before tax
	(5)	(16)	Tax
	$10	$29	Net of tax

Unrealized loss on investments
	$9	$9	Asset impairment, exit, and restructuring costs
	(3)	(3)	Tax
	$6	$6	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)

Gain on sale of assets	$(6)	$(5)	$(27)	$(18)
Net gain on marketable securities transactions	(2)	(2)	(7)	(11)
Loss (Gain) on Australian foreign exchange hedges*	(26)	—	25	—
Other – net	(1)	19	(1)	36
Other (Income) Expense - Net	$(35)	$12	$(10)	$7

* See Note 17.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)

Sales to external customers
Oilseeds Processing	$9,216	$9,688	$26,695	$27,066
Corn Processing	3,393	3,126	10,084	8,789
Agricultural Services	8,751	8,956	28,781	29,674
Other	33	38	101	109
Total	$21,393	$21,808	$65,661	$65,638

Intersegment sales
Oilseeds Processing	$1,213	$454	$2,817	$1,993
Corn Processing	44	35	126	95
Agricultural Services	1,078	1,186	3,848	4,044
Other	51	41	160	122
Total	$2,386	$1,716	$6,951	$6,254

Net sales
Oilseeds Processing	$10,429	$10,142	$29,512	$29,059
Corn Processing	3,437	3,161	10,210	8,884
Agricultural Services	9,829	10,142	32,629	33,718
Other	84	79	261	231
Intersegment elimination	(2,386)	(1,716)	(6,951)	(6,254)
Total	$21,393	$21,808	$65,661	$65,638

Segment operating profit
Oilseeds Processing	$361	$336	$995	$1,209
Corn Processing	159	68	535	275
Agricultural Services	102	78	334	462
Other	(16)	16	19	14
Total segment operating profit	606	498	1,883	1,960
Corporate	103	(203)	(482)	(681)
Earnings from continuing operations before taxes	$709	$295	$1,401	$1,279

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Asset Impairment Charges and Exit Costs

There were $23 million of asset impairment charges recognized in the three and nine months ended September 30, 2013 consisting of property, plant, and equipment asset impairments of $12 million and an other-than-temporary writedown of an investment of $11 million (see Note 6).

The following table summarizes the Company's significant asset impairment, exit, and restructuring costs for the three and nine months ended September 30, 2012.

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(In millions)

Employee-related costs (1)	$—	$71
Facility exit and related costs (2)	—	14
Asset impairment charge (3)	146	146
Total asset impairment, exit, and restructuring costs	$146	$231

(1)
These costs primarily consist of one-time termination benefits provided to employees who were involuntarily terminated and $34 million for pension remeasurement charges triggered by an amendment of the Company's U.S. plans due to the voluntary early retirement program.

(2)	Facility exit and other related costs consist of asset impairment charges and other costs primarily related to the exit of the Walhalla, ND ethanol facility.

(3)
As part of the Company’s ongoing portfolio management, the Company decided to divest its interests in Gruma S.A.B. de C.V. and related joint ventures (“Gruma”). As a result, the Company’s equity method investments in Gruma were evaluated for impairment. In the quarter ended September 30, 2012, the Company recorded a $146 million pre-tax asset impairment charge ($0.16 per share after tax) on its investments in Gruma by comparing the carrying value, including $123 million of cumulative unrealized foreign currency translation losses, to estimated fair value. Fair value was estimated based on negotiations which resulted in the Company entering into a non-binding letter of intent to sell its interests in Gruma to a third party on October 16, 2012. The Company sold its interest in Gruma in December 2012.

Note 15.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”), as amended, with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion, as amended in September 2013, and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2013 and December 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 27, 2014, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable (Continued)

As of September 30, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company's consolidated balance sheet was $1.6 billion. In exchange for the transfer, the Company received cash of $1.1 billion and recorded a $0.5 billion receivable for deferred consideration included in other current assets. Cash collections from customers on receivables sold were $27.8 billion and $18.9 billion for the nine months ended September 30, 2013 and 2012, respectively. Of this amount, $27.8 billion and $18.9 billion pertains to cash collections on the deferred consideration for the nine months ended September 30, 2013 and 2012, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company's customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program resulted in an expense for the loss on sale of $1 million and $3 million during the three and nine months ended September 30, 2013, respectively and $2 million and $6 million during the three and nine months ended September 30, 2012, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012 because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company's trade receivables.

Note 16.	Contingencies

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws. The Company initially disclosed this review to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has completed its internal review and is engaged in discussions with the DOJ and SEC to resolve this matter. In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments. Included in selling, general, and administrative expenses for the nine months ended September 30, 2013 were charges for the Company's current estimate of potential disgorgement, penalties, and fines that may be paid by the Company in connection with this matter of $54 million. As of September 30, 2013, the estimated loss provision liability of $54 million is included in accrued expenses and other payables in the Company's consolidated balance sheet. These events have not had, and are not expected to have, a material impact on the Company's business or financial condition.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.	Pending GrainCorp Acquisition

As of September 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp).

On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off-market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. On October 4, 2013, the Treasurer of Australia issued an interim order, which commits the government to a decision by December 17, 2013 at the latest. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 8% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 28%, once the regulatory approvals and other customary closing procedures are completed.

The Company has entered into foreign currency derivative contracts to economically hedge substantially all of the remaining anticipated U.S. dollar cost of this acquisition and recorded gains of $26 million and losses of $25 million on the foreign exchange hedges for the three and nine months ended September 30, 2013, respectively.

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

Pending GrainCorp Acquisition

As of September 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp).

On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off-market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. On October 4, 2013, the Treasurer of Australia issued an interim order, which commits the government to a decision by December 17, 2013 at the latest. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 8% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 28%, once the regulatory approvals and other customary closing procedures are completed.

ADM Cocoa Strategic Review

On June 20, 2013, the Company announced that it was engaged in exploratory discussions with various parties about the potential sale of its cocoa business. As of September 30 and as of the date of this report, no definitive sale agreement had been reached and it remains uncertain if these discussions will result in a transaction to sell all or part of the cocoa business. The Company considered whether all or part of the cocoa business should be classified as held for sale as of September 30, 2013, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting treatment were not met.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net earnings attributable to controlling interests increased $294 million to $476 million. Segment operating profit was $606 million, down six percent when excluding the $146 million Gruma impairment charge in the prior year. Improved corporate results include a credit of $298 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $53 million for the three months ended September 30, 2012.

Income taxes increased $117 million due to higher earnings before income taxes. The Company's effective tax rate for the quarter ended September 30, 2013 was 32.2% compared to 37.6% for the quarter ended September 30, 2012. This quarter's effective tax rate includes the year-to-date adjustment in tax expense as a result of raising the estimated annual effective tax rate to 30% and discrete items of $12 million, net. The effective tax rate of 37.6% for the quarter ended September 30, 2012 included $8 million of discrete tax expense, a valuation allowance for a portion of the tax benefit associated with the Gruma impairment charge (see Note 14), and income tax expense associated with foreign currency remeasurement of non-monetary assets in Brazil. Excluding these items, the prior quarter rate would have been 30%.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Overall global demand for protein meal and vegetable oil remains steady. Effects from the below-average 2012 harvest in North America including tight supplies of corn, soybean, and certain soft seeds, lower agricultural commodity exports, and price inverses continued for most of the quarter. The global supply chain continues to be replenished following the large harvest in South America and the large 2013 fall harvest in North America, which began late this quarter. Cocoa press margins have continued to strengthen from previously challenged levels caused by excess capacity. Ethanol results improved amid continuing volatile industry conditions. Solid corn sweetener demand continued to create tight U.S. sweetener industry capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$5,588	$5,988	$(400)
Refining, Packaging, Biodiesel, and Other	2,666	2,750	(84)
Cocoa and Other	809	839	(30)
Asia	153	111	42
Total Oilseeds Processing	9,216	9,688	(472)

Corn Processing
Sweeteners and Starches	1,206	1,206	—
Bioproducts	2,187	1,920	267
Total Corn Processing	3,393	3,126	267

Agricultural Services
Merchandising and Handling	7,617	7,862	(245)
Milling and Other	1,066	1,033	33
Transportation	68	61	7
Total Agricultural Services	8,751	8,956	(205)

Other
Financial	33	38	(5)
Total Other	33	38	(5)
Total	$21,393	$21,808	$(415)

Net sales and other operating income decreased 2% to $21.4 billion due principally to lower sales volumes partially offset by higher average selling prices.  Oilseeds Processing sales decreased $0.5 billion to $9.2 billion due principally to lower sales volumes including sales of protein meal, soybeans, and biodiesel.  Corn Processing sales increased 9% to $3.4 billion due principally to higher ethanol sales volumes, including merchandised volumes.  Agricultural Services sales decreased 2% to $8.8 billion primarily due to lower average selling prices of corn and soybeans.

Cost of products sold decreased $0.8 billion to $20.2 billion due principally to lower sales volumes and a credit of $298 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $53 million in the prior year's quarter.  Manufacturing expenses increased $55 million due to higher maintenance costs and employee and employee-related costs.

Selling, general, and administrative expenses increased $39 million to $429 million due principally to higher provisions for bad debts, higher employee and employee-related costs, and higher special project costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $23 million in the current quarter is comprised of an other-than-temporary impairment charge of $11 million on one of the Company's available for sale securities and impairment charges for certain property, plant and equipment assets totalling $12 million. The prior year's quarter charges of $146 million related to the impairment of the Company's equity method investment in Gruma and Gruma-related joint ventures.

Equity in earnings of unconsolidated affiliates decreased 44% to $63 million primarily due to lower earnings from the Company's investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and Affiliates ("CIP"). The Company reported $12 million in equity earnings during the quarter ended September 30, 2012 for Gruma and the Gruma-related joint ventures. These investments were sold by the Company in December 2012.

Interest income declined by $18 million to $12 million due principally to lower finance receivables outstanding from farmers.

Other (income) expense – net increased $47 million to income of $35 million due principally to $26 million of unrealized gains on Australian dollar currency hedges related to the pending GrainCorp acquisition and other foreign currency income.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$242	$256	$(14)
Refining, Packaging, Biodiesel, and Other	85	28	57
Cocoa and Other	5	29	(24)
Asia	29	23	6
Total Oilseeds Processing	361	336	25

Corn Processing
Sweeteners and Starches	100	94	6
Bioproducts	59	(26)	85
Total Corn Processing	159	68	91

Agricultural Services
Merchandising and Handling	4	108	(104)
Milling and Other	77	(49)	126
Transportation	21	19	2
Total Agricultural Services	102	78	24

Other
Financial	(16)	16	(32)
Total Other	(16)	16	(32)
Total Segment Operating Profit	606	498	108
Corporate	103	(203)	306
Earnings from Continuing Operations Before Income Taxes	$709	$295	$414

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $25 million to $361 million. Crushing and Origination operating profit decreased $14 million to $242 million as lower European and North American results were partially offset by higher results in South America. North American crushing operations had good capacity utilization amid good foreign and domestic protein meal demand. South America benefited from large grain export volumes and competitive global pricing. European crushing margins declined due to limited soybean availability. Refining, Packaging, Biodiesel, and Other results improved $57 million to $85 million on improved biodiesel results, in part due to the partial recovery from last year's weak biodiesel results in Europe, and record profits from the Company's protein specialties business. Cocoa and Other results were $5 million this quarter. Cocoa results continued to improve sequentially as margins on new contracts continued to improve. Asia results improved $6 million to $29 million, principally reflecting the Company's share of the results from its equity investee, Wilmar.

Corn Processing operating profit increased $91 million to $159 million. The Company recognized net losses from timing effects related to corn hedge ineffectiveness of $11 million this quarter compared to net losses of $31 million in last year's quarter. Excluding corn hedge timing effects, Sweeteners and Starches operating profit decreased $26 million primarily due to higher net corn costs. Excluding corn hedge timing timing effects, Bioproducts profit in the quarter improved by $97 million as overall industry ethanol margins this quarter were profitable but volatile. Prior year industry ethanol margins were negative due principally to supply and demand imbalances.

Agricultural Services operating profit increased $24 million to $102 million. Excluding the prior year's quarter Gruma impairment charges of $146 million and a current quarter insurance-related gain of approximately $30 million, operating profit declined by $152 million from last year's quarter. Excluding the insurance-related gain, Merchandising and Handling operating results declined $134 million due principally to lower volumes of U.S. agricultural commodity origination and exports and weak international merchandising results. Prior year results in Milling and Other included the $146 million Gruma impairment charge and $12 million of equity earnings in Gruma. Excluding the Gruma items, Milling and Other results were steady compared to the prior year quarter.

Other financial operating profit decreased $32 million to a loss of $16 million mainly due to an approximately $30 million insurance-related loss which offsets the insurance-related gain reported in the Agricultural Services segment.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In millions)

LIFO credit (charge)	$298	$(53)	$351
Interest expense - net	(105)	(107)	2
Unallocated corporate costs	(97)	(70)	(27)
Gain on Australian foreign exchange hedges	26	—	26
Other	(19)	27	(46)
Total Corporate	$103	$(203)	$306

Corporate results were income of $103 million this quarter compared to a loss of $203 million in last year's quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $298 million this quarter compared to a charge of $53 million in the prior year quarter. Interest expense - net declined $2 million due principally to lower outstanding long-term debt. Unallocated corporate costs increased $27 million due primarily to higher special project costs and higher community investment commitments. Gain on Australian dollar currency hedges of $26 million relates to unrealized gains incurred on foreign currency instruments acquired to economically hedge substantially all of the Company's anticipated U.S. dollar cost of the pending GrainCorp acquisition. Corporate other declined $46 million primarily due to a $38 million decrease in equity earnings in the current quarter for the Company's portion of its results for its equity method investment in CIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net earnings attributable to controlling interests increased $103 million to $968 million. Segment operating profit was $1.9 billion, down 11 percent when excluding the $146 million Gruma impairment charge in the prior period. Corporate costs were lower by $199 million in the current period primarily due to changes in LIFO inventory reserves and the absence of prior year charges related to the global workforce reduction partially offset by lower earnings from the Company's equity method investment in CIP, charges for the anti-corruption matter, and losses on Australian dollar currency hedges related to the pending GrainCorp acquisition. Earnings before income taxes for the nine months ended September 30, 2013 includes credit of $225 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $110 million for the nine months ended September 30, 2012.

Income taxes increased $27 million due to higher earnings before income taxes. The Company's effective tax rate for the nine months ended September 30, 2013 was 30.3% compared to 31.0% for the nine months ended September 30, 2012.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Demand for global protein meal and vegetable oil remains steady. Following a below-average 2012 harvest in North America, corn, soybean, and certain soft seed supplies were tight, lowering North American export opportunities and driving up nearby prices for agricultural commodities. High levels of acreage planted and generally favorable crop conditions have created a large 2013 fall harvest in North America, resulting in a significant decline in crop prices in the third quarter. Demand for U.S. corn, soybeans, and protein meal exports was created by slow farmer selling and logistics challenges in South America, but decreased as supplies from South America became available. The large 2012/2013 harvest in South America and the large fall harvest in North America, which began late in the third quarter, replenished the global supply chain for agricultural commodities. Excess cocoa pressing capacity, lower cocoa powder selling prices, and customer inventory reductions pressured cocoa margins although later in the period conditions improved. Ethanol results improved amid volatile industry conditions. Solid corn sweetener demand continued to create tight U.S. sweetener industry capacity. U.S. biodiesel demand saw a modest recovery and, along with the reinstatement of the blenders' credit, led to improved margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Net sales and other operating income by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$15,950	$15,855	$95
Refining, Packaging, Biodiesel, and Other	7,799	8,160	(361)
Cocoa and Other	2,403	2,603	(200)
Asia	543	448	95
Total Oilseeds Processing	26,695	27,066	(371)

Corn Processing
Sweeteners and Starches	3,710	3,682	28
Bioproducts	6,374	5,107	1,267
Total Corn Processing	10,084	8,789	1,295

Agricultural Services
Merchandising and Handling	25,380	26,432	(1,052)
Milling and Other	3,238	3,061	177
Transportation	163	181	(18)
Total Agricultural Services	28,781	29,674	(893)

Other
Financial	101	109	(8)
Total Other	101	109	(8)
Total	$65,661	$65,638	$23

Net sales and other operating income was steady at $65.7 billion due to higher average selling prices offset by lower sales volumes. Oilseeds Processing sales decreased 1% to $26.7 billion due principally to lower sales volumes of biodiesel and lower average selling prices of cocoa products. Corn Processing sales increased 15% to $10.1 billion due principally to higher ethanol sales volumes, including merchandised volumes, and higher average ethanol selling prices. Agricultural Services sales decreased 3% to $28.8 billion due to lower U.S. sales volumes caused by drought-related decreased crop availability partially offset by higher average selling prices of agricultural commodities.

Cost of products sold was steady at $62.9 billion due principally to higher costs of agricultural commodities offset by lower sales volumes. Included in cost of products sold is a credit of $225 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $110 million in the prior year's period. Manufacturing expenses increased $135 million due to higher employee and employee-related costs and higher utilities costs due principally to higher natural gas prices.

Selling, general, and administrative expenses increased $131 million to $1.3 billion due principally to the $54 million provision for the anti-corruption matter, higher bad debt expense, expenses related to changing the Company's fiscal year end, and other project-related expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring of $23 million in the nine months ended September 30, 2013 was comprised of an other-than-temporary impairment charge of $11 million on one of the Company's available for sale securities and impairment charges for certain property, plant and equipment assets totaling $12 million. The prior year charges of $231 million are comprised of the $146 million charge related to the impairment of the Company's equity method investment in Gruma and Gruma-related joint ventures, charges of $71 million for severance and benefits related to the global workforce reduction, and $14 million of charges for facility exit and other related costs primarily for the Walhalla, N.D. corn plant shutdown.

Interest expense decreased $20 million, or 6%, to $318 million primarily due to lower average outstanding long term debt during the period.

Equity in earnings of unconsolidated affiliates decreased 22% to $262 million primarily due to lower equity earnings from the Company's investment in CIP partially offset by higher equity earnings from the Company's investment in Wilmar. In addition, the Company sold its investment in Gruma and Gruma-related joint ventures in December 2012; and accordingly, the current period excludes equity earnings from these investments.

Other (income) expense - net increased $17 million to income of $10 million due principally to prior year foreign currency losses. In the current period, other (income) expense - net includes $25 million of unrealized losses on Australian dollar currency hedges related to the pending GrainCorp acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$583	$670	$(87)
Refining, Packaging, Biodiesel, and Other	286	191	95
Cocoa and Other	(23)	240	(263)
Asia	149	108	41
Total Oilseeds Processing	995	1,209	(214)

Corn Processing
Sweeteners and Starches	302	324	(22)
Bioproducts	233	(49)	282
Total Corn Processing	535	275	260

Agricultural Services
Merchandising and Handling	104	286	(182)
Milling and Other	200	113	87
Transportation	30	63	(33)
Total Agricultural Services	334	462	(128)

Other
Financial	19	14	5
Total Other	19	14	5
Total Segment Operating Profit	1,883	1,960	(77)
Corporate	(482)	(681)	199
Earnings from Continuing Operations Before Income Taxes	$1,401	$1,279	$122

Oilseeds Processing operating profit decreased $214 million to $995 million. Crushing and Origination operating profit decreased $87 million to $583 million. In North America, soft seed crushing results were lower due primarily to lower margins resulting from low seed supply affecting seed basis and production capacity utilization. North American soybean crushing results were solid amid lower crop supplies. In South America, farmers' initial reluctance to sell their recently harvested commodities and higher trucking costs lowered operating profit but margins and volumes recovered. European crushing and origination results improved, aided by reduced imports of North and South American protein meal although margins were challenged by limited soybean availability. Refining, Packaging, Biodiesel, and Other results improved $95 million to $286 million as U.S. biodiesel demand saw a modest recovery. The current period includes a benefit of approximately $20 million related to the biodiesel blender's credit, reinstated in January 2013 by the American Taxpayer Act of 2012, retroactive to 2012. Cocoa and Other results decreased $263 million to a loss of $23 million due principally to weaker cocoa press margins and lower net unrealized mark-to-market gains of approximately $70 million related to certain cocoa forward purchase and sales commitments accounted for as derivatives. Cocoa press margins were negatively impacted by excess industry processing capacity, lower cocoa powder selling prices, and declining demand as customers drew down inventories. Asia results improved $41 million to $149 million, principally reflecting the Company's share of its results from its equity investee, Wilmar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $260 million to $535 million. The Company recognized net losses from timing effects related to corn hedge ineffectiveness of $40 million this year compared to net gains of $7 million last year. Excluding timing effects from corn hedges, Sweeteners and Starches operating profit increased $13 million. Solid demand for corn sweeteners translated to tight corn sweetener industry capacity. Excluding timing effects from corn hedges, Bioproducts profit in the current period improved $294 million. Overall industry ethanol margins were profitable but volatile in the current year compared to negative margins in the prior year due principally to supply and demand imbalances. In the prior period, Bioproducts results included a $10 million charge principally due to impairment costs upon closure of the 30 million gallon per year ethanol dry mill in Walhalla, N.D.

Agricultural Services operating profits decreased $128 million to $334 million. Excluding the prior year Gruma impairment charges of $146 million and a current year insurance-related gain of approximately $30 million, operating profit declined by $304 million from last year. Excluding the insurance-related gain, Merchandising and Handling operating results declined $212 million due principally to lower volumes of U.S. origination and exports and lower execution margins in international merchandising. The prior year earnings for Milling and other included the $146 million Gruma impairment charge and equity earnings in Gruma of $43 million. Excluding Gruma, Milling and Other operating profit declined $16 million. Earnings from transportation operations declined $33 million to $30 million as lower U.S. exports reduced barge freight utilization.

Other financial operating profit increased $5 million to $19 million mainly due to the absence of provisions in the prior period at the Company's captive insurance subsidiary related to higher crop risk reserves. The captive insurance results include an approximate $30 million expense which offsets the insurance-related gain reported in the Agricultural Services segment.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In millions)

LIFO credit (charge)	$225	$(110)	$335
Interest expense - net	(314)	(333)	19
Unallocated corporate costs	(250)	(275)	25
Loss on Australian foreign exchange hedges	(25)	—	(25)
Other	(118)	37	(155)
Total Corporate	$(482)	$(681)	$199

Corporate results were a loss of $482 million in the current period compared to $681 million in the prior period. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $225 million in the current period compared to a charge of $110 million in the prior period. Interest expense - net declined $19 million due principally to lower outstanding long-term debt. Unallocated corporate costs in the prior period included $74 million of costs primarily related to the global workforce reduction program. Excluding these costs, unallocated corporate costs increased $49 million due primarily to costs related to special projects and the change in the Company's fiscal year end, and higher community investment commitments. Loss on Australian dollar currency hedges of $25 million relates to unrealized losses incurred on foreign currency instruments acquired to economically hedge substantially all of the Company's anticipated U.S. dollar cost of the pending GrainCorp acquisition. Corporate other increased due principally to a $73 million decrease in the Company's portion of its results from its equity method investment in CIP and charges for the anti-corruption matter of $54 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At September 30, 2013, the Company had $3.5 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1. Included in working capital is $5.3 billion of readily marketable commodity inventories. Cash provided by operating activities was $4.9 billion for this nine-month period compared to $0.3 billion the same period last year. Working capital changes increased cash by $3.4 billion in the current period and decreased cash by $1.5 billion the same period last year. Inventories declined approximately $4.4 billion at September 30, 2013 compared to September 30, 2012, as lower quantities reduced inventories by approximately $1.9 billion and lower prices reduced inventories by $2.5 billion. Lower quantities are principally due to impacts of the prior year U.S. drought on crop supply and the Company's ongoing efforts to manage its levels of inventories. Cash used by investing activities was $0.2 billion this period compared to $0.8 billion the same period last year. Capital expenditures and net assets of businesses acquired were $0.7 billion compared to $0.9 billion the same period last year. Cash used in financing activities was $3.2 billion this period compared to cash provided by financing activities of $0.8 billion the same period last year. In the current period, net borrowings, principally commercial paper, decreased mostly due to decreased working capital requirements.

At September 30, 2013, the Company's capital resources included net worth of $19.6 billion and lines of credit totaling $9.0 billion, of which $8.7 billion was unused. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) was 22% at September 30, 2013 and 25% at December 31, 2012. This ratio is a measure of the Company's long-term indebtedness and is an indicator of financial flexibility. Of the Company's total lines of credit, $6.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2013.

As of September 30, 2013, the Company had $0.4 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Due to the Company's historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $8.7 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has an accounts receivable securitization program ( the “Program”), as amended, with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). The Program provides the Company with up to $1.1 billion in funding against accounts receivable transferred into the Program and expands the Company's access to liquidity through efficient use of its balance sheet assets. Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion, as amended in September 2013, and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program. The Program terminates on June 27, 2014, unless extended (see Note 15 for more information and disclosures on the Program).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2013, the Company held a 19.8% common equity interest in GrainCorp Limited (GrainCorp), a Company listed on the Australian Securities Exchange. On April 25, 2013, the Company announced that it has signed a takeover bid implementation deed with GrainCorp. On May 1, 2013, the Company announced that it intends to make a cash offer to acquire the outstanding common shares of GrainCorp for Australian $12.20 per share under the terms of the takeover bid implementation deed. The offer implies an aggregate transaction value of about Australian $3.4 billion, including GrainCorp's outstanding net debt. As part of the agreement, GrainCorp will pay to its shareholders, dividends out of its current and retained earnings totaling Australian $1.00 per share prior to the completion of the transaction. Assuming the Company is successful in acquiring all the remaining shares of GrainCorp, ADM's estimated cash payment obligation to current GrainCorp shareholders would be approximately Australian $2.2 billion, and the Company would also assume the net debt obligations of GrainCorp at closing. In June 2013, the Company lodged with the Australian Securities and Investments Comission its Bidder's Statement for an all-cash, off-market takeover offer for GrainCorp. Also, in June, the Company's offer was unanimously recommended by the GrainCorp board, in the absence of a superior offer. The offer is subject to conditions set out in the takeover bid implementation deed, which include regulatory approvals and a minimum acceptance level by GrainCorp shareholders. As of the date of this report, the Company has obtained regulatory approvals from government agencies in the European Union, Japan, South Korea, South Africa, Canada, the United States, and the Australian Competition and Consumer Commission. The Company continues to seek approvals from regulators in China and the Foreign Investment Review Board in Australia. On October 4, 2013, the Treasurer of Australia issued an interim order, which commits the government to a decision by December 17, 2013 at the latest. Also, as of the date of this report, the Company has received acceptance on its offer by approximately 8% of GrainCorp's shareholders, which is expected to bring the Company's total ownership interest to approximately 28%, once the regulatory approvals and other customary closing procedures are completed. The three major credit rating agencies have put the Company's credit rating on negative watch, negative outlook or under review pending confirmation of the Company's acquisition funding plans, which will be a balance between operating cash flows and some forms of debt. Should the Company's rating be downgraded due to the consummation of the acquisition, the Company believes it will be able to access liquidity cost efficiently to fund the operations.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2013 and December 31, 2012 were $19.4 billion and $19.5 billion, respectively.  As of September 30, 2013, the Company expects to make payments related to purchase obligations of $18.1 billion within the next twelve months.  There were no material changes in the Company’s contractual obligations during the nine months ended September 30, 2013.

Off Balance Sheet Arrangements

The Company has an accounts receivable securitization program (the “Program”), as amended, with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion, as amended in September 2013, and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. As of September 30, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company's consolidated balance sheet was $1.6 billion. At September 30, 2013, the related deferred consideration of $0.5 billion was recorded in other current assets.  Additional details of the Program are disclosed in Note 15 of the notes to the consolidated financial statements.

Other than the amendment of the Program to add capacity of up to $1.1 billion of borrowings from $1.0 billion of borrowings, there were no material changes in the Company's off balance sheet arrangements during the nine months ended September 30, 2013.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the nine months ended September 30, 2013 are described below.  The Company has entered into foreign currency option and forward contracts to lock-in the majority of the anticipated $3.4 billion U.S. dollar cost of the pending GrainCorp acquisition. Other than this exposure, there were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Six months ended
	September 30, 2013		December 31, 2012
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$660	$66	$2,218	$222
Lowest position	(1,833)	(183)	536	54
Average position	(923)	(92)	1,417	142

The change in fair value of the average position was principally the result of decreases in commodity prices and changes in quantities underlying the daily net commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since August 2008, the Company has been conducting an internal review of its policies, procedures and internal controls pertaining to the adequacy of its anti-corruption compliance program and of certain transactions conducted by the Company and its affiliates and joint ventures, primarily relating to grain and feed exports, that may have violated company policies, the U.S. Foreign Corrupt Practices Act, and other U.S. and foreign laws. The Company initially disclosed this review to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009 and has subsequently provided periodic updates to the agencies.  The Company engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures.  The Company has completed its internal review and is engaged in discussions with the DOJ and SEC to resolve this matter. In connection with this review, government agencies could impose civil penalties or criminal fines and/or order that the Company disgorge any profits derived from any contracts involving inappropriate payments. Included in selling, general, and administrative expenses for the nine months ended September 30, 2013 were charges for the Company's current estimate of potential disgorgement, penalties, and fines that may be paid by the Company in connection with this matter of $54 million. As of September 30, 2013, the estimated loss provision liability of $54 million is included in accrued expenses and other payables in the Company's consolidated balance sheet. These events have not had, and are not expected to have, a material impact on the Company's business or financial condition.

The Company is a party to routine legal proceedings that arise in the course of its business. The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company's risk factors during the nine months ended September 30, 2013. For further information about the Company's risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company's Transition Report on Form 10-KT for the six months ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2013 to
July 31, 2013	168	$33.503	168	68,051,093

August 1, 2013 to
August 31, 2013	405,123	34.745	403,600	67,647,493

September 1, 2013 to
September 30, 2013	1,824,585	36.194	1,824,585	65,822,908
Total	2,229,876	$35.930	2,228,353	65,822,908

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted awards. During the three months ended September 30, 2013, the Company received 1,523 shares as payment for the minimum withholding taxes on vested restricted stock awards. There were no shares received as payment for the exercise price of stock option exercises.

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

Dated: November 1, 2013