Form 10-K
period 2013-12-31
ARCHER DANIELS MIDLAND CO
filed 2014-02-26
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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

Common Stock, no par value--$21.9 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2013)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—658,371,076 shares
(January 31, 2014)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 1, 2014, are incorporated by reference into Part III

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2013.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

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

On May 3, 2012, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013. The required transition period of July 1, 2012 to December 31, 2012 is included in this Form 10-K report.  Amounts included in this report for the year ended December 31, 2012 and the six months ended December 31, 2011 are unaudited.

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

Item 1.	BUSINESS (Continued)

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

The Company has a 45% interest in Kalama Export Company LLC, a grain export elevator in Kalama, WA.

Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, is a global merchandiser of agricultural commodities and processed products.  Toepfer consists of a headquarters in Hamburg, Germany and 36 sales offices worldwide.  Toepfer operates inland, river, and export facilities in Argentina, Hungary, Romania, Ukraine, and the United States.

Item 1.	BUSINESS (Continued)

The Agricultural Services segment also includes the activities related to the origination and processing of wheat into wheat flour, the processing and distribution of formula feeds and animal health and nutrition products, and the procurement, processing, and distribution of edible beans.

The Company has a 19.8% interest in GrainCorp Limited (GrainCorp), a publicly-listed company on the Australian Stock Exchange. GrainCorp is engaged in grain receival and handling, transportation, port operations, malt processing, flour processing, and grain marketing activities.

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

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Ltd., a member of several commodity exchanges and clearing houses in Europe, ADMIS Hong Kong Limited, and ADMIS Singapore Pte. Limited, are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.  ADMISI Commodities Private Limited, in which the Company owns a 51% interest, and ADMISI Forex India Private Limited, a wholly owned subsidiary of the Company, offer broker services in India. Monument Securities Limited is a wholly owned subsidiary of the Company offering broker services in the United Kingdom.

Captive insurance includes Agrinational Insurance Company (Agrinational) and ADM Crop Risk Services. Agrinational, a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company and participates in certain third-party reinsurance arrangements.  Agrinational retains an immaterial portion of the crop insurance risk after third-party reinsurance. ADM Crop Risk Services, a wholly owned subsidiary, is a managing general agent which sells and services crop insurance policies to farmers.

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), of which the Company has a 43.7% interest, is a joint venture which targets investments in food, feed ingredients and bioproducts businesses.

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

Item 1.	BUSINESS (Continued)

Concentration of Revenues by Product

The following products account for 10% or more of revenues for the following periods:

	% of Revenues
	Years Ended December 31,		Six Months Ended December 31,		Years Ended June 30,
	2013	2012	2012	2011	2012	2011

Soybeans	18%	20%	20%	17%	19%	21%
Corn	9%	11%	10%	12%	11%	12%
Soybean Meal	11%	11%	11%	8%	9%	9%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  The Company does not expect any of its new products to have a significant impact on the Company’s revenues in 2014.

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

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, net of reimbursements of government grants, was approximately $59 million, $55 million, $28 million, $29 million, $56 million, and $60 million, respectively.  The Company does not expect these research and development activities to have a significant effect on revenues in the next year.

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project, Illinois Basin Decatur Project led by Midwest Geological Sequestration Consortium started operations in the first quarter of fiscal year ended June 30, 2012.  The second project, the Illinois Industrial Carbon Capture & Sequestration commenced construction in the fourth quarter of fiscal year ended June 30, 2012. This facility is expected to be operational when the Environmental Protection Agency permits are finalized.

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

Environmental Compliance

During the year ended December 31, 2013, $85 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Number of Employees

The number of full-time employees of the Company was approximately 31,100 at December 31, 2013 and 30,600 at December 31, 2012.  The net increase in the number of full-time employees is primarily related to the acquisition or start-up of new facilities and new requirements in Brazil that require the Company to classify a significant number of its seasonal workforce as full-time employees.

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

In addition, the Company makes available, through its website, the Company’s Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, and Executive Committees.

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

The availability and prices of agricultural commodities are subject to wide fluctuations due to changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  Additionally, the Company depends globally on farmers to ensure an adequate supply of the agricultural commodities used by the Company in its operations is maintained. These factors have historically caused volatility in the availability and prices of agricultural commodities and, consequently, in the Company’s operating results and working capital requirements.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.  For example, a drought in North America in 2012 reduced the availability of corn and soybean inventories while prices increased.  High and volatile commodity prices can adversely affect the Company’s ability to meet its liquidity needs.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, workforce, and other materials and supplies.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate revenues in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs.  Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, and providing high levels of customer service.  Competition could increase the Company’s costs to purchase raw materials, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates and reduced gross profit.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. While approximately 55 percent of the Company’s processing plants and 64 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, Brazil) and emerging market areas (such as Eastern Europe, Asia, portions of South and Central America, the Middle East, and Africa). One of the Company's strategies is to expand the global reach of its core model which may include expanding or developing its business in emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties.  In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its business strategies.

Government policies, mandates, and regulations, in general; government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; and political instability and other risks of doing business globally could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel, including but not limited to changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have a significant impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company's agricultural commodity risk management practices as well as the Company's futures commission merchant business. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s operating results could be affected by changes in other governmental policies, mandates, and regulations including monetary, fiscal and environmental policies, laws, regulations, acquisition approvals, and other activities of governments, agencies, and similar organizations.  These risks include but are not limited to changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, adverse tax, administrative agency or judicial outcomes, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results.

The Company's strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. Government policies, including anti-trust and competition law, trade restrictions, food safety regulations, and other government regulations and mandates, can impact the Company's ability to execute this strategy successfully.

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

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in over 144 countries.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as accounting and income taxes, anti-corruption, anti-bribery, global trade, environmental, and handling of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received large tax assessments from tax authorities in Brazil and Argentina challenging income tax positions taken by subsidiaries of the Company covering various prior periods.  Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative penalties and injunctive relief, civil remedies including fines, injunctions, and recalls of its products, and damage to its reputation.

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

Item 1A.	RISK FACTORS (Continued)

The Company is exposed to potential business disruption, including but not limited to disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  If access to these navigable waters is interrupted, the Company’s operating results could be adversely affected.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company's processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could adversely affect the Company’s revenues and operating results.

The Company’s business is capital-intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital, including access to credit markets from time to time, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Sufficient credit ratings allow the Company to access tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results.

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company has processes in place to monitor exposures to these risks and engages in strategies to manage these risks.  The Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $3.3 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the year ended December 31, 2013 was $6.9 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company's IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company's data. The Company has put in place security measures to protect itself against cyber-based attacks and disaster recovery plans for its critical systems.  However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate on a timely basis, the Company may suffer interruptions in its ability to manage its operations, loss of valuable data, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	149	—	149	286	21	307
International	114	9	123	133	36	169
	263	9	272	419	57	476

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 200 warehouses and terminals primarily used as bulk storage facilities. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 2,000 barges, 13,400 rail cars, 300 trucks, 1,300 trailers, and 8 ocean going vessels; and leases, under operating leases, approximately 500 barges, 14,000 railcars, 300 trucks, and 44 ocean going vessels.

Item 2.	PROPERTIES

	Oilseeds Processing Plants
	Owned					Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Cocoa & Other	Asia	Total	Cocoa & Other	Asia	Total
North America
U.S.*	23	27	14	—	64	—	—	—
Canada	3	4	1	—	8	1	—	1
Mexico	1	—	—	—	1	—	—	—
Total	27	31	15	—	73	1	—	1
Daily capacity
Metric tons (in 1,000's)	55	17	4	—	76	—	—	—
South America
Argentina	—	—	1	—	1	—	—	—
Bolivia	1	2	—	—	3	—	—	—
Brazil	5	12	1	—	18	—	—	—
Paraguay	1	1	—	—	2	—	—	—
Peru	—	1	—	—	1	—	—	—
Total	7	16	2	—	25	—	—	—
Daily capacity
Metric tons (in 1,000's)	17	17	—	—	34	—	—	—
Europe
Belgium	—	—	1	—	1	—	—	—
Czech Republic	1	1	—	—	2	—	—	—
France	—	1	—	—	1	—	—	—
Germany	4	12	2	—	18	—	—	—
Netherlands	1	3	2	—	6	—	—	—
Poland	2	5	—	—	7	—	—	—
Ukraine	1	—	—	—	1	—	—	—
U.K.	1	3	—	—	4	1	—	1
Total	10	25	5	—	40	1	—	1
Daily capacity
Metric tons (in 1,000's)	34	15	1	—	50	—	—	—
Asia
India	—	—	—	4	4	—	2	2
Singapore	—	—	—	—	—	1	—	1
Total	—	—	—	4	4	1	2	3
Daily capacity
Metric tons (in 1,000's)	—	—	—	2	2	—	2	2
Africa/Middle East
Ghana	—	—	1	—	1	—	—	—
Ivory Coast	—	—	1	—	1	—	—	—
South Africa	—	—	2	—	2	—	—	—
Total	—	—	4	—	4	—	—	—
Daily capacity
Metric tons (in 1,000's)	—	—	—	—	—	—	—	—
Grand Total	44	72	26	4	146	3	2	5
Total daily capacity
Metric tons (in 1,000's)	106	49	5	2	162	—	2	2
*The U.S. plants are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing & Origination	Cocoa & Other	Total	Crushing & Origination	Cocoa & Other	Total
North America
U.S.*	9	70	79	—	—	—
Canada	5	—	5	—	—	—
Total	14	70	84	—	—	—
Storage capacity
Metric tons (in 1,000's)	338	300	638	—	—	—
South America
Argentina	—	1	1	—	—	—
Bolivia	10	—	10	9	—	9
Brazil	34	—	34	3	1	4
Paraguay	28	—	28	7	—	7
Uruguay	1	—	1	6	—	6
Total	73	1	74	25	1	26
Storage capacity
Metric tons (in 1,000's)	2,233	6	2,239	546	2	548
Europe
Netherlands	1	—	1	—	—	—
Poland	5	—	5	—	—	—
Slovakia	3	—	3	—	—	—
Total	9	—	9	—	—	—
Storage capacity
Metric tons (in 1,000's)	355	—	355	—	—	—
Asia
Indonesia	—	1	1	—	2	2
Total	—	1	1	—	2	2
Storage capacity
Metric tons (in 1,000's)	—	8	8	—	16	16
Africa/Middle East
Cameroon	—	1	1	—	—	—
Ivory Coast	—	4	4	—	2	2
Total	—	5	5	—	2	2
Storage capacity
Metric tons (in 1,000's)	—	83	83	—	1	1
Grand Total	96	77	173	25	5	30
Total storage capacity
Metric tons (in 1,000's)	2,926	397	3,323	546	19	565

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Illinois, Michigan, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
	Wet Milling	Dry Milling	Other	Total	Wet Milling, Dry Milling, & Other
North America
Illinois	1	1	5	7	—
Iowa	2	1	2	5	1
Minnesota	1	—	—	1	5
Nebraska	1	1	—	2	—
North Carolina	—	—	1	1	—
Total	5	3	8	16	6
Daily/Storage capacity
Metric tons (in 1,000's)	43	22	5	70	373
South America
Brazil	—	—	1	1	—
Total	—	—	1	1	—
Daily/Storage capacity
Metric tons (in 1,000's)	—	—	4	4	—
Grand Total	5	3	9	17	6
Total daily/storage capacity
Metric tons (in 1,000's)	43	22	9	74	373

Item 2.	PROPERTIES (Continued)

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Milling & Other
North America
U.S.*	2	67	69	—
Barbados	—	1	1	—
Belize	—	2	2	—
Canada	—	12	12	—
Grenada	—	2	2	—
Jamaica	—	3	3	—
Puerto Rico	—	4	4	—
Trinidad & Tobago	—	1	1	—
Total	2	92	94	—
Daily capacity
Metric tons (in 1,000's)	2	33	35	—
Europe
U.K.	—	3	3	4
Total	—	3	3	4
Daily capacity
Metric tons (in 1,000's)	—	1	1	1
Asia
China	—	3	3	—
Total	—	3	3	—
Daily capacity
Metric tons (in 1,000's)	—	—	—	—
Grand Total	2	98	100	4
Total daily capacity
Metric tons (in 1,000's)	2	34	36	1

*The U.S. plants are located in California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	201	21
Canada	1	—
Dominican Republic	1	—
Mexico	4	—
Total	207	21
Storage capacity
Metric tons (in 1,000's)	12,718	921
South America
Argentina	3	—
Total	3	—
Storage capacity
Metric tons (in 1,000's)	503	—
Europe
Germany	5	—
Hungary	2	—
Ireland	4	—
Romania	11	6
Ukraine	8	—
Total	30	6
Storage capacity
Metric tons (in 1,000's)	1,389	61
Grand Total	240	27
Total storage capacity
Metric tons (in 1,000's)	14,610	982

*The U.S. procurement facilities are located in Arkansas, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, Wisconsin, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability, and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Item 3.	LEGAL PROCEEDINGS (Continued)

Beginning in 2008, the Company engaged outside counsel and other advisers to conduct a comprehensive review, under the U.S. Foreign Corrupt Practices Act ("FCPA") and other U.S. and foreign laws, of certain transactions conducted by the Company and its affiliates and joint ventures.  The Company voluntarily disclosed this matter to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009, and since then the Company has provided periodic updates to these agencies.  On December 20, 2013, the Company reached a comprehensive settlement with the DOJ and the SEC to resolve these matters. Under the settlement, the Company entered into a non-prosecution agreement with the DOJ and a consent decree with the SEC and agreed with these agencies to monetary relief totaling approximately $54 million, the amount for which the Company established a reserve and included in its selling, general, and administrative expenses for the year ended December 31, 2013. The $54 million in monetary relief includes $36 million in disgorgement and prejudgment interest paid by the Company to the SEC, and a $18 million fine paid by Alfred C. Toepfer International Ukraine Ltd. (“ACTI Ukraine”), a majority owned subsidiary of the Company, to the DOJ. As part of the comprehensive settlement, ACTI Ukraine also entered a guilty plea to one count of conspiracy to violate the anti-bribery provisions of the FCPA in the U.S. District Court for the Central District of Illinois. Alfred C. Toepfer International G.m.b.H. has also agreed to pay a fine of $1 million to German authorities in connection with this matter which is included in the Company's selling, general, and administrative expenses for the year ended December 31, 2013.
On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is "natural" and nutritionally equivalent to sugar. The defendants have filed counterclaims against the plaintiffs. The court denied the parties’ motions to dismiss, and the parties are engaged in pretrial discovery.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share
Fiscal Year 2013-Quarter Ended
December 31	$43.99	$36.01	$0.190
September 30	38.81	34.11	0.190
June 30	35.04	31.50	0.190
March 31	33.77	27.90	0.190
Transition Period 2012-Quarter Ended
December 31	$29.23	$24.38	$0.175
September 30	29.57	25.02	0.175
Fiscal Year 2012-Quarter Ended
June 30	$33.98	$28.55	$0.175
March 31	32.36	28.11	0.175
December 31	30.55	23.69	0.175
September 30	32.41	24.42	0.160

The number of registered shareholders of the Company’s common stock at December 31, 2013, was 12,493.  In December 2013, the Company announced an increase in its quarterly dividend rate from $0.19 to $0.24 per share. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2013 to October 31, 2013	244,971	$36.822	244,971	65,577,937
November 1, 2013 to November 30, 2013	143	40.612	143	65,577,794
December 1, 2013 to December 31, 2013	256	41.043	256	65,577,538
Total	245,370	$36.828	245,370	65,577,538

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below and shares received as payment for the exercise price of stock option exercises.  During the three-month period ended December 31, 2013, there were no shares received as payment for the exercise price of stock option exercises.

(2)  On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on June 30, 2008 and assumes all dividends have been reinvested through December 31, 2013.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Year Ended		Six Months Ended		Fiscal Years Ended
	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011	2010	2009
		(Unaudited)		(Unaudited)
Revenues	$89,804	$90,559	$46,729	$45,208	$89,038	$80,676	$61,682	$69,207
Depreciation	827	798	396	391	793	827	857	730
Net earnings attributable to controlling interests	1,342	1,375	692	540	1,223	2,036	1,930	1,684
Basic earnings per common share	2.03	2.08	1.05	0.81	1.84	3.17	3.00	2.62
Diluted earnings per common share	2.02	2.08	1.05	0.81	1.84	3.13	3.00	2.62
Cash dividends	501	461	230	224	455	395	372	347
Per common share	0.76	0.70	0.35	0.335	0.685	0.62	0.58	0.54
Working capital	$12,872	$12,769	$12,769	$12,395	$12,328	$14,286	$9,561	$10,523
Current ratio	1.8	1.8	1.8	1.8	1.8	2.1	2.1	2.2
Inventories	11,441	13,836	13,836	12,415	12,192	12,055	7,871	7,782
Net property, plant, and equipment	10,137	10,123	10,123	9,601	9,812	9,500	8,712	7,950
Gross additions to property, plant, and equipment	947	1,302	641	1,058	1,719	1,512	1,788	2,059
Total assets	43,752	45,136	45,136	41,701	41,771	42,352	31,808	31,582
Long-term debt, excluding current maturities	5,347	6,456	6,456	6,762	6,535	8,266	6,830	7,592
Shareholders’ equity	20,194	19,131	19,131	18,165	18,169	18,838	14,631	13,653
Per common share	30.64	29.03	29.03	27.44	27.57	27.87	22.89	21.27
Weighted average shares outstanding-basic	661	660	660	669	665	642	643	643
Weighted average shares outstanding-diluted	663	662	661	670	666	654	644	644

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2013 include other-than-temporary impairment charges of $155 million ($155 million after tax, equal to $0.23 per share) on the Company's GrainCorp investment, asset impairment charges of $51 million ($51 million after tax, equal to $0.08 per share) related to the Company's Brazilian sugar milling business, and other impairment charges principally for certain property, plant and equipment assets totaling $53 million ($34 million after tax, equal to $0.05 per share) as discussed in Note 19 in Item 8, Financial Statements and Supplementary Data (Item 8), realized losses on Australian dollar currency hedges of $40 million ($25 million after tax, equal to $0.04 per share) related to the proposed GrainCorp acquisition, valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share), income tax benefit recognized in the current period of $55 million (equal to $0.08 per share) related to biodiesel blending credits earned in the prior periods, charges of $54 million ($37 million after tax, equal to $0.06 per share) related to the FCPA matter as discussed in Note 21 in Item 8, and other charges of $18 million ($12 million after tax, equal to 0.02 per share).

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2012 include an asset impairment charge of $146 million ($107 million after tax, equal to $0.16 per share) related to the Company’s investments associated with Gruma, exit costs and asset impairment charges of $85 million ($52 million after tax, equal to $0.08 per share) related primarily to the global workforce reduction program and exit of the Walhalla, ND ethanol facility, a gain of $62 million ($49 million after tax, equal to $0.07 per share) related to the Company’s interest in GrainCorp, a gain of $39 million ($24 million after tax, $0.04 per share) related to the sale of certain of the Company’s exchange membership interests, and charges of $68 million ($44 million after tax, $0.07 per share) related to pension settlements.

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

•
Net earnings attributable to controlling interests for the year ended June 30, 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut, start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share), charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share), gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share) and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.  See Note 11 in Item 8 for earnings per share calculation.

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

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 144 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  The Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company LLC joint venture and returns associated with the Company's investment in GrainCorp. Prior to December 2012, the Company had a 23.2% interest in Gruma S.A.B. de C.V. (Gruma), the world’s largest producer and marketer of corn flour and tortillas.  Additionally, the Company had joint ventures in corn flour and wheat flour mills with and through Gruma.  In December 2012, the Company sold its 23.2% interest in Gruma and the Gruma-related joint ventures.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income.  Corporate results also include the after-tax elimination of income attributable to mandatorily redeemable interests in Toepfer except during the calendar year 2012 when the put options related to these interests expired and the results were included in noncontrolling interest.

ADM Cocoa Strategic Review

On June 20, 2013, the Company announced that it was engaged in exploratory discussions with various parties about the potential sale of its cocoa business. As of December 31 and as of the date of this report, no definitive sale agreement had been reached and it remains uncertain if these discussions will result in a transaction to sell all or part of the cocoa business. The Company considered whether all or part of the cocoa business should be classified as held for sale as of December 31, 2013, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting treatment were not met.

Operating Performance Indicators

The Company’s oilseeds processing and agricultural services operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials.  Therefore, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold.  Thus, changes in revenues of these businesses do not necessarily correspond to the changes in margins or gross profit.

The Company’s corn processing operations and certain other food and animal feed processing operations also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials.  However, in these operations, agricultural commodity market price changes do not necessarily equal changes in cost of products sold. Thus, changes in revenues of these businesses may correspond to changes in margins or gross profit.

The Company has consolidated subsidiaries in 74 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company does not provide forward-looking information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (Unaudited)

During 2012, the Company’s fiscal year was changed to begin on January 1 and end on December 31 of each year, starting on January 1, 2013. Previously, the Company's fiscal year was the twelve months ended on June 30. As a result of the change in fiscal year, the required transition period of July 1, 2012 to December 31, 2012 was audited and included in a transition period Form 10-K report.  For purposes of preparing this year's management's discussion and analysis, the Company's management believes the calendar year 2012 is the most directly comparable period to calendar year 2013 results. The calendar year ended December 31, 2012 data is unaudited and has been compiled from the Company's quarterly reports for the quarters' ended March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012.

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Demand for global protein meal and vegetable oil remained strong and steady. U.S. biodiesel demand saw a modest recovery and, along with the 2013 reinstatement of the blenders' credit, led to improved margins. Steady corn sweetener demand continued to create tight U.S. sweetener industry capacity. Ethanol margins improved amid volatile industry conditions. Following a below-average 2012 harvest in North America, corn, soybean, and certain soft seed supplies were tight, lowering North American export opportunities and driving up nearby prices for agricultural commodities. The large 2012/2013 harvest in South America replenished the global supply chain for agricultural commodities but was slow to reach global markets due to logistical challenges. A large 2013 fall harvest in North America resulted in a significant decline in crop prices late in 2013. Cocoa margins were weak for much of 2013 due primarily to excess cocoa pressing capacity and strong competition, although conditions improved later in the year.

Net earnings attributable to controlling interests of $1.3 billion, decreased $33 million. Earnings before income taxes increased by $43 million while income tax expense increased by $81 million. Segment operating profit of $2.7 billion in 2013, declined $60 million. In 2013, segment operating profit included a $155 million write-down related to the Company's GrainCorp investment, a $51 million impairment of certain long-lived assets at its Brazilian sugar mill, and approximately $27 million of other long-lived asset impairment charges principally in the Corn Processing segment. In 2012, segment operating profit included a $62 million gain related to the settlement of total return swap instruments related to the Company's interest in GrainCorp and a $146 million impairment charge related to the Company's disposal of its equity interest in Gruma and the Gruma-related joint ventures. Excluding these items, segment operating profit improved approximately 3% in 2013. Corporate costs of $0.7 billion in 2013 declined by $103 million. In 2013, LIFO inventory reserves declined resulting in pretax LIFO credits to earnings of $225 million compared to LIFO credits of $3 million in 2012. Equity earnings from the Company's investment in CIP decreased by $89 million in 2013 primarily due to mark-to-market affects of underlying investments. In 2013, corporate costs included a $54 million charge related to the settlement of the FCPA matter, $40 million of foreign currency losses related to the Company's planned acquisition of GrainCorp, $21 million of costs related to strategic projects, and $32 million of costs primarily related to asset write-downs and allocations of costs between corporate and the operating segments. In 2012, corporate costs included $71 million of exit costs related primarily to the workforce reduction and $68 million related to pension settlements. Excluding LIFO and these other items, corporate costs increased $22 million, which is primarily due to higher employee benefit-related expenses and costs for IT projects. Partially offsetting the increase were lower interest expense and minority interest income in 2013.

The Company's effective tax rate for 2013 was 33.1% compared to 29.7% for 2012. The 2013 rate was negatively impacted by valuation allowances on deferred tax assets and a shift in the geographic mix of earnings, partially offset by favorable discrete income tax benefits related to amounts received from the U.S. government in the form of biodiesel credits. Excluding these factors, the effective tax rate for 2013 was about 30%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Revenues by segment for the years ended December 31, 2013 and 2012 are as follows:

(In millions)	2013	2012	Change
		(Unaudited)

Oilseeds Processing
Crushing and Origination	$20,522	$20,651	$(129)
Refining, Packaging, Biodiesel, and Other	10,375	10,666	(291)
Cocoa and Other	3,281	3,509	(228)
Asia	705	604	101
Total Oilseeds Processing	34,883	35,430	(547)

Corn Processing
Sweeteners and Starches	4,717	4,882	(165)
Bioproducts	8,422	6,948	1,474
Total Corn Processing	13,139	11,830	1,309

Agricultural Services
Merchandising and Handling	36,968	38,729	(1,761)
Milling and Other	4,284	4,182	102
Transportation	228	248	(20)
Total Agricultural Services	41,480	43,159	(1,679)

Other
Financial	302	140	162
Total Other	302	140	162
Total	$89,804	$90,559	$(755)

Revenues in 2013 decreased 1% to $89.8 billion, primarily due to lower average selling prices, related to a decrease in underlying commodity costs, partially offset by an approximate $0.8 billion favorable variance from foreign exchange translation. Oilseeds Processing sales decreased 2% to $34.9 billion due principally to lower sales volumes of merchandised soybeans and lower average selling prices of biodiesel and cocoa products. These decreases were partially offset by higher average selling prices of merchandised soybeans. Corn Processing sales increased 11% to $13.1 billion due principally to higher ethanol sales volumes, including merchandised volumes. Agricultural Services sales decreased 4% to $41.5 billion due principally to lower U.S. sales volumes caused in part by drought-related decreased crop availability and lower average selling prices of corn and soybeans.

Cost of products sold also decreased 1% to $85.9 billion due principally to lower average commodity costs partially offset by an approximate $0.8 billion increase from foreign exchange translation. Included in 2013 cost of products sold is a credit of $225 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $3 million in 2012. Manufacturing expenses increased $0.2 billion mostly due to higher employee and employee-related costs, higher utilities costs due principally to higher natural gas prices, and higher maintenance costs in part due to enhanced preventative maintenance practices.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased $94 million to $1.8 billion. In 2013, selling, general, and administrative expenses include a $54 million charge to settle the FCPA matter and $21 million of costs related to strategic merger and acquisition projects. In 2012, selling, general, and administrative expenses include $68 million of pension settlement charges. Excluding these items, selling, general, and administrative expense increased $87 million principally due to higher bad debt expense, higher employee benefit-related expenses partly due to share-based compensation expenses, and other IT project-related expenses.

Asset impairment, exit, and restructuring costs of $259 million was comprised of other-than-temporary impairment charges of $155 million on the Company's GrainCorp investment, asset impairment charges of $51 million related to the Company's Brazilian sugar milling business, and other impairment charges principally for certain property, plant, and equipment assets totaling $53 million. The 2012 charges of $243 million are comprised of the $146 million charge related to the impairment of the Company's equity method investment in Gruma and the Gruma-related joint ventures, charges of $71 million for severance and benefits related to the global workforce reduction, $14 million of charges for facility exit and other related costs primarily for the Walhalla, ND corn plant shutdown, and $12 million related to the other-than-temporary impairment charge for one of the Company's marketable security investments.

Interest expense decreased $32 million, or 7%, to $413 million primarily due to lower average outstanding long-term debt balances during 2013.

Equity in earnings of unconsolidated affiliates decreased $65 million, or 14%, to $411 million primarily due to an $89 million decrease in equity earnings from the Company's investment in CIP due to mark-to-market effects of underlying investments, partially offset by higher equity earnings from the Company's investment in Wilmar. In addition, the Company sold its investment in Gruma and Gruma-related joint ventures in December 2012; and accordingly, the current period excludes equity earnings from these investments compared to $42 million of Gruma-related earnings in 2012.

Other income of $53 million decreased $73 million. In 2013, the Company earned $49 million related to the sale of property, plant, and equipment assets and marketable securities. Additionally in 2013, the Company recognized income for the minority interest holder's portion of losses incurred at its less than wholly owned subsidiary, Toepfer. Partially offsetting these gains were losses of $40 million incurred on Australian dollar currency hedges related to the GrainCorp transaction. In 2012, the Company recognized a $62 million gain related to the settlement of total return swap instruments related to its investment in GrainCorp. Additionally in 2012, the Company earned $91 million related to the sale of property, plant, and equipment assets and marketable securities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the year ended December 31, 2013 and 2012 are as follows:

(In millions)	2013	2012	Change
		(Unaudited)

Oilseeds Processing
Crushing and Origination	$835	$931	$(96)
Refining, Packaging, Biodiesel, and Other	454	241	213
Cocoa and Other	(33)	276	(309)
Asia	217	172	45
Total Oilseeds Processing	1,473	1,620	(147)

Corn Processing
Sweeteners and Starches	492	421	71
Bioproducts	322	(143)	465
Total Corn Processing	814	278	536

Agricultural Services
Merchandising and Handling	33	477	(444)
Milling and Other	270	191	79
Transportation	77	111	(34)
Total Agricultural Services	380	779	(399)

Other
Financial	41	91	(50)
Total Other	41	91	(50)
Total Segment Operating Profit	2,708	2,768	(60)
Corporate	(684)	(787)	103
Earnings Before Income Taxes	$2,024	$1,981	$43

Corporate results are as follows:

(In millions)	2013	2012	Change
		(Unaudited)

LIFO credit (charge)	$225	$3	$222
Interest expense - net	(408)	(445)	37
Unallocated corporate costs	(331)	(274)	(57)
Other charges	(147)	(144)	(3)
Minority interest and other	(23)	73	(96)
Total Corporate	$(684)	$(787)	$103

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $147 million to $1.5 billion. Crushing and Origination operating profit decreased $96 million to $835 million as weaker soft seed results were partially offset by improved soybean crushing results. Soft seed crushing results in North America declined due primarily to low seed availability which affected seed basis and production capacity utilization. Soybean crushing results improved in each region even though the Company processed lower volumes due primarily to the tight global crop supplies prior to the 2013 harvests. Improved European rape seed results were due to generally better crop availability in 2013. Refining, Packaging, Biodiesel, and Other results improved $213 million to $454 million as U.S. and European biodiesel margins improved significantly. In 2013, U.S. biodiesel volumes and margins were enhanced as blenders were incentivized to take advantage of tax credits prior to their expiration at the end of December. Cocoa and Other results decreased $309 million to a loss of $33 million due principally to weaker cocoa press margins and an unfavorable variance in net unrealized mark-to-market gains and losses of approximately $86 million. These mark to market gains and losses represent fair value changes related to certain cocoa forward purchase and sales commitments accounted for as derivatives. Cocoa press margins were negatively impacted by excess industry processing capacity and strong competition. Peanut results declined primarily due to lower margins. Asia results improved $45 million to $217 million, principally reflecting the Company's share of the results from its equity investee, Wilmar.

Corn Processing operating profit increased $536 million to $814 million primarily due to significant improvement in ethanol margins, lower net corn costs, and strong sweetener demand. The Company recognized net losses from timing effects related to corn hedge ineffectiveness of $15 million in 2013 compared to net losses of $9 million in 2012. In addition, in 2013 the Company recognized $51 million in asset impairment charges related to its Brazilian sugar milling business and $20 million of asset impairment charges related to other long-lived assets. In the prior year, Bioproducts results included a $10 million charge principally due to impairment costs upon closure of the 30 million gallon per year ethanol dry mill in Walhalla, N.D. Excluding timing effects from corn hedges and asset impairment charges, Sweeteners and Starches operating profit increased $90 million. Solid demand for corn sweeteners translated to tight corn sweetener industry capacity. Excluding timing effects from corn hedges, impairment charges on the Brazilian sugar milling business, and other asset impairments, Bioproducts profit in the current year improved $513 million. Overall industry ethanol margins were profitable but volatile in 2013 compared to negative margins in 2012 due principally to supply and demand imbalances.

Agricultural Services operating profit decreased $399 million to $380 million. In 2013, Agricultural Services incurred a $155 million asset impairment charge related to the other than temporary impairment of its GrainCorp investment and recognized an insurance gain of approximately $30 million, which is offset by the insurance expense recognized in Other. In 2012, Agricultural Services recorded a $62 million gain related to the total return swaps used to build an investment interest in GrainCorp, $42 million of equity earnings in Gruma, and incurred an asset impairment charge of $146 million related to the disposal of Gruma. Excluding these items Merchandising and Handling operating profit decreased by $257 million due principally to lower 2012 drought-related U.S. origination and export volumes, slower farmer selling of the recent 2013 harvested corn, fewer wheat merchandising opportunities, and lower execution margins in international merchandising. Excluding the 2012 Gruma asset impairment charge and equity earnings, Milling and Other operating profit declined $25 million to $270 million on solid but weaker margins. Earnings from transportation operations declined $34 million to $77 million as lower U.S. exports reduced barge freight utilization.

Other financial operating profit decreased $50 million to $41 million mainly due to an approximate $30 million expense which offsets the insurance-related gain reported in the Agricultural Services segment and the absence of prior year gains from the sale of member exchange interests by the Company's futures commission brokerage business.

Corporate was a loss of $684 million in 2013 compared to a loss of $787 million in 2012. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $225 million in 2013 compared to a credit of $3 million in 2012. Equity earnings from the Company's investment in CIP decreased by $89 million in 2013 primarily due to mark-to-market effects of underlying investments. In 2013, corporate costs included a $54 million charge related to the settlement of the FCPA matter, $40 million of foreign currency losses related to the Company's planned acquisition of GrainCorp, $21 million of costs related to strategic merger and acquisition projects, and $32 million of costs primarily related to asset write-downs and reallocations of costs from the operating segments to corporate. In 2012, corporate costs included $71 million of exit costs related primarily to the workforce reduction and $68 million related to pension settlements. Excluding LIFO and these other items, corporate costs increased $22 million mostly due to higher unallocated corporate costs. Unallocated corporate costs increased due primarily to higher employee benefit-related expenses, in part due to a higher Company stock price, and higher costs for IT projects. Interest-net declined $37 million primarily due to lower outstanding debt balances. In 2013, income attributable to minority shareholders of mandatorily redeemable interests of $35 million was included in minority interest and other.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011 (Unaudited)

Net earnings attributable to controlling interests increased $152 million to $692 million.  Asset impairment, exit, and restructuring costs in the 2012 period decreased $115 million after tax ($206 million pretax).  The 2012 period results also include gains of $49 million after tax related to the Company’s interest in GrainCorp and a gain of $24 million after tax related to the sale of certain of the Company’s exchange membership interests, partially offset by charges of $44 million after tax related to pension settlements.

Income taxes increased $66 million due to higher earnings before income taxes.  The effective income tax rate of 30.4% in 2012 compares to the rate of 30.3% in the prior period.

Segment operating profit in the 2012 period increased $243 million due to a $318 million improvement in operating results in the Oilseeds Processing segment, the absence of the prior period asset impairment charges of $339 million in the Corn Processing segment related primarily to the write-down of assets at its Clinton, IA bioplastics facility, and higher results of the Company’s Financial operations of $76 million, in part due to a gain on sale of certain of the Company’s exchange membership interests and favorable captive insurance loss reserve adjustments.  Partially offsetting these improvements were lower results in the 2012 period in Corn Processing’s bioproducts business of $408 million, excluding the Clinton, IA asset impairment charge discussed above, and the 2012 period loss of $146 million in the Agricultural Services segment related to the disposal of Gruma.

Corporate expenses were $27 million higher in the 2012 period, due primarily to $68 million of pension settlement charges, partially offset by higher returns on the Company's equity method investment in CIP.

Analysis of Statements of Earnings

Revenues by segment for the six months ended December 31, 2012 and 2011 are as follows:

	Six Months Ended December 31,
(In millions)	2012	2011	Change
	(Unaudited)
Oilseeds Processing
Crushing and Origination	$10,784	$8,927	$1,857
Refining, Packaging, Biodiesel and Other	5,256	6,218	(962)
Cocoa and Other	1,746	1,952	(206)
Asia	266	240	26
Total Oilseeds Processing	18,052	17,337	715
Corn Processing
Sweeteners and Starches	2,405	2,316	89
Bioproducts	3,762	4,135	(373)
Total Corn Processing	6,167	6,451	(284)
Agricultural Services
Merchandising and Handling	20,159	19,061	1,098
Transportation	128	149	(21)
Milling and Other	2,154	2,154	—
Total Agricultural Services	22,441	21,364	1,077
Other
Financial	69	56	13
Total Other	69	56	13
Total	$46,729	$45,208	$1,521

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues increased $1.5 billion to $46.7 billion.  Higher average selling prices increased revenues by $4.9 billion, primarily due to increases in underlying commodity prices,  while lower sales volumes, inclusive of the effects of acquisitions, reduced revenues by $2.4 billion.  Changes in foreign currency exchange rates decreased revenues by $1.0 billion.  Oilseeds Processing sales increased 4% to $18.1 billion due principally to higher average selling prices of protein meal and soybeans and higher sales volumes of corn, primarily in South America, and protein meal.  Corn Processing sales decreased 4% to $6.2 billion due principally to lower average selling prices of ethanol.  Agricultural Services sales increased 5% to $22.4 billion, due to higher average selling prices of soybeans and wheat partially offset by lower sales volumes of corn.

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

Asset impairment charges in the 2012 period represent impairments of $146 million related to the Company’s divestment of its equity method investments in Gruma and Gruma-related joint ventures.  The prior year charges relate to the Company’s Clinton, IA bioplastics facility.  Property, plant, and equipment were written down to estimated fair value resulting in impairment charges of $320 million.  In addition, charges of $32 million were recognized for exit activities and to impair other assets.

Other income increased $97 million to $109 million due primarily to $62 million of gains related to the Company’s interest in GrainCorp and $39 million of gains on the sale of certain of the Company’s exchange membership interests.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the six months ended December 31, 2012 and 2011 are as follows:

	Six Months Ended December 31,
(In millions)	2012	2011	Change
	(Unaudited)
Oilseeds Processing
Crushing and Origination	$517	$227	$290
Refining, Packaging, Biodiesel, and Other	78	132	(54)
Cocoa and Other	65	(28)	93
Asia	87	98	(11)
Total Oilseeds Processing	747	429	318
Corn Processing
Sweeteners and Starches	191	105	86
Bioproducts	(120)	(51)	(69)
Total Corn Processing	71	54	17
Agricultural Services
Merchandising and Handling	299	315	(16)
Transportation	67	81	(14)
Milling and Other	29	167	(138)
Total Agricultural Services	395	563	(168)
Other
Financial	93	17	76
Total Other	93	17	76
Total Segment Operating Profit	1,306	1,063	243
Corporate	(309)	(282)	(27)
Earnings Before Income Taxes	$997	$781	$216

Corporate results are as follows:

	Six Months Ended December 31,
(In millions)	2012	2011	Change
	(Unaudited)
LIFO credit (charge)	$60	$67	$(7)
Interest expense - net	(219)	(197)	(22)
Unallocated corporate costs	(140)	(155)	15
Charges from debt buyback and exchange	(5)	(4)	(1)
Pension settlements	(68)	—	(68)
Other	63	7	56
Total Corporate	$(309)	$(282)	$(27)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $318 million to $747 million.  Crushing and Origination operating profit increased $290 million to $517 million as results in North America, Europe and South America improved.  The Company’s U.S. soybean operations delivered strong results, with high seasonal utilization amid good U.S. and export meal demand.  In Europe, rapeseed and soybean crushing earnings improved significantly.  In South America, results benefited from improved soybean crushing margins.  Refining, Packaging, Biodiesel, and Other results decreased $54 million to $78 million primarily due to weaker European and U.S. biodiesel results.  Cocoa and Other results increased $93 million as weaker cocoa press margins were offset by the absence of the prior period’s net unrealized mark-to-market losses related to certain forward purchase and sales commitments accounted for as derivatives.  Asia results decreased $11 million to $87 million principally reflecting the Company’s share of its results from equity investee, Wilmar.

Corn Processing operating profit increased $17 million to $71 million.  The prior period results include $339 million in asset impairment charges and exit costs related to the Company’s Clinton, IA bioplastics facility.  Excluding the bioplastics charges and exit costs, Corn Processing operating profit declined $322 million.  Sweeteners and Starches operating profit increased $86 million to $191 million, as tight sweetener industry capacity supported higher average selling prices.  The prior period Sweeteners and Starches results were negatively impacted by higher net corn costs related to the mark-to-market timing effects of economic hedges.  Bioproducts profit decreased $69 million to a $120 million loss.  Excluding the $339 million prior year asset impairment charges, Bioproducts profit decreased $408 million.  Weak domestic gasoline demand and unfavorable global ethanol trade flows resulted in continued excess industry capacity, keeping ethanol margins negative.

Agricultural Services operating profit, including the 2012 period $146 million Gruma asset impairment charge and $62 million gain on the Company’s interest in GrainCorp, decreased $168 million to $395 million.  Merchandising and Handling earnings decreased $16 million mostly due to weaker U.S. merchandising results impacted by the smaller U.S. harvest.  Merchandising and Handling earnings in the 2012 period include the $62 million gain on the Company’s interest in GrainCorp.  Earnings from transportation operations decreased $14 million to $67 million due to increased barge operating expenses caused by low water on the Mississippi River partially offset by higher freight rates.  Milling and Other operating profit decreased $138 million to $29 million due principally to a $146 million impairment charge on the disposal of the Company’s equity method investments in Gruma and Gruma-related joint ventures.  Milling results remained strong, and the Company’s feed business saw improved margins amid stronger demand.

Other financial operating profit increased $76 million to $93 million mainly due to asset disposal gains for certain of the Company’s exchange membership interests and improved results of the Company’s captive insurance subsidiary.

Corporate expenses increased $27 million to $309 million the 2012 period.  The Company incurred $68 million in pension settlement charges related to a one-time window for lump sum distributions in the U.S. and the conversion of a Dutch pension plan to a multi-employer plan.  Excluding these pension charges, corporate expenses declined by $41 million.  Corporate interest expense - net increased $22 million mostly due to the absence of interest income received in the prior period related to a contingent gain settlement.   Unallocated corporate costs were lower by $15 million primarily due to lower employee and employee benefit-related costs.  The increase in other income of $56 million is primarily due to improved equity earnings from corporate affiliate investments.

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

Revenues by segment are as follows:

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

Revenues increased $7.0 billion due to higher average selling prices, primarily related to higher underlying commodity costs, and $2.1 billion due to increased sales volumes, including sales volumes from acquisitions, partially offset by changes in foreign currency exchange rates of $0.7 billion.  Oilseeds Processing sales increased 16% to $34.7 billion due principally to higher average selling prices of vegetable oils, merchandised commodities, protein meal, and biodiesel and increased sales volumes of biodiesel, protein meal, and peanuts, in part due to the acquisition of Golden Peanut in December 2010.  Corn Processing sales increased 22% to $12.1 billion due principally to higher average selling prices of ethanol and sweeteners as well as higher sales volumes of sugar and ethanol.  Agricultural Services sales increased 3% to $42.1 billion, due to higher average selling prices of corn and wheat flour partially offset by lower sales volumes, in part due to lower export volumes from the U.S.

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

Asset impairment, exit, and restructuring costs of $449 million were comprised of $349 million in the Corn Processing segment related to the Company’s exit from its Clinton, IA, bioplastics business and ethanol dry mill in Walhalla, ND, $71 million in Corporate for the global workforce reduction, and $29 million in Corporate for investment write-downs and other facility exit-related costs.

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

Interest income declined 18% to $112 million primarily related to the sale and deconsolidation of the Hickory Point Bank and Trust Company, fsb, effective September 30, 2011.

Other income – net declined $101 million to $17 million due primarily to the absence of income recognized in the prior year period of $71 million for the Golden Peanut Gain and $30 million for gains on interest rate swaps.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment is as follows:

	2012	2011	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$641	$925	$(284)
Refining, Packaging, Biodiesel, and Other	295	342	(47)
Cocoa and Other	183	240	(57)
Asia	183	183	—
Total Oilseeds Processing	1,302	1,690	(388)
Corn Processing
Sweeteners and Starches	335	330	5
Bioproducts	(74)	749	(823)
Total Corn Processing	261	1,079	(818)
Agricultural Services
Merchandising and Handling	493	807	(314)
Transportation	125	117	8
Milling and Other	329	399	(70)
Total Agricultural Services	947	1,323	(376)
Other
Financial	15	39	(24)
Total Other	15	39	(24)
Total Segment Operating Profit	2,525	4,131	(1,606)
Corporate (see below)	(760)	(1,116)	356
Earnings Before Income Taxes	$1,765	$3,015	$(1,250)
Corporate results are as follows:

	2012	2011	Change
	(In millions)
LIFO credit (charge)	$10	$(368)	$378
Interest expense - net	(423)	(445)	22
Unallocated corporate costs	(360)	(326)	(34)
Charges on early extinguishment of debt	(4)	(8)	4
Gains (losses) on interest rate swaps	—	30	(30)
Other	17	1	16
Total Corporate	$(760)	$(1,116)	$356

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Corporate expenses declined $356 million to $760 million in fiscal 2012.  The effects of a liquidation of LIFO inventory layers partially offset by increasing commodity prices on LIFO inventory valuations resulted in a credit of $10 million in fiscal 2012 compared to a charge of $368 million in the prior year primarily due to higher prices.  Corporate interest expense decreased $22 million primarily due to lower interest expense on lower long-term debt balances.  Unallocated corporate costs include $71 million of costs related to the global workforce reduction program.  Excluding these costs, unallocated corporate costs declined $37 million due primarily to lower administrative costs.  Corporate other income increased due to higher investment income partially offset by $29 million for investment writedown and facility exit-related costs. Also, in the prior year the Company recognized $30 million of gains on interest rate swaps.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.  The Company's strategy involves expanding the volume and diversity of crops that it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of the Company’s control, to fund its working capital needs and capital expenditures. The primary source of funds to finance the Company’s operations, capital expenditures, and advancement of its growth strategy is cash generated by operations and lines of credit, including a commercial paper borrowing facility.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

Cash provided by operating activities was $5.2 billion for 2013 compared to $2.3 billion in 2012. Working capital changes increased cash by $2.9 billion in the current year and decreased cash by $85 million in the prior year. Inventories declined approximately $2.4 billion at December 31, 2013 compared to December 31, 2012, as lower prices reduced inventories by approximately $2.0 billion and lower quantities reduced inventories by $0.4 billion. Cash used by investing activities was $0.6 billion this year compared to $1.2 billion last year. Capital expenditures and net assets of businesses acquired were $1.0 billion this year compared to $1.3 billion last year. Cash used in financing activities was $3.2 billion this year compared to $0.3 billion last year. In the current year, net borrowings, principally commercial paper borrowings, decreased mostly due to decreased working capital requirements.

At December 31, 2013, the Company had $3.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1.  Included in working capital is $7.5 billion of readily marketable commodity inventories.  At December 31, 2013, the Company’s capital resources included shareholders' equity of $20.2 billion and lines of credit totaling $6.9 billion, of which $6.6 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 21% at December 31, 2013 and 25% at December 31, 2012.  This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 14% at December 31, 2013 and 27% at December 31, 2012.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2013. The Company reduced its commercial paper borrowing facility from $6.0 billion at December 31, 2012 to $4.0 billion at December 31, 2013 due to the Company's improved liquidity position and lower forecasted future borrowing needs.

The Company has focused its efforts on achieving improvements in generating or conserving cash in its operations.  During the years ended December 31, 2013 and 2012, the Company freed up cash by monetizing non-strategic equity investments and assets, using alternative forms of financing for margin requirements of futures transactions, maximizing cash flows from its joint ventures, and reducing certain agricultural commodity inventories.

As of December 31, 2013, the Company had $0.4 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Due to the Company's historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.0 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

Since March 2012, the Company has an accounts receivable securitization program ( the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). The Program provides the Company with up to $1.1 billion in funding against accounts receivable transferred into the Program and expands the Company's access to liquidity through efficient use of its balance sheet assets. Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company acts as master servicer, responsible for servicing and collecting the accounts receivable under the Program. The Program terminates on June 28, 2014, unless extended (see Note 20 in Item 8 for more information and disclosures on the Program).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2013, the Company had outstanding $1.15 billion principal amount of convertible senior notes.  As of December 31, 2013, none of the conditions permitting conversion of these notes had been satisfied.  The Company has purchased call options and warrants intended to reduce the potential shareholder dilution upon future conversion of the notes.  On February 18, 2014, the convertible senior notes were repaid with available funds.

On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.  The Company has acquired approximately 34.4 million shares under this program, resulting in remaining approval to acquire 65.6 million shares. In December 2013, the Company announced it expected to acquire 18 million of its outstanding shares by the end of 2014 under this program.

The Company expects capital expenditures of $1.4 billion during 2014. In 2014, dividends and the 18 million share buy-back, assuming market prices for the Company's common stock comparable to market prices at the end of January 2014, is expected to result in an additional total cash outlay of approximately $1.4 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2013.

The three major credit rating agencies have put the Company's credit rating on stable outlook.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $66 million as of December 31, 2013 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual	Note		Less than	1 - 3	3 - 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$15,519	$14,621	$827	$67	$4
Energy		855	355	216	86	198
Other		191	111	66	10	4
Total purchases		16,565	15,087	1,109	163	206
Short-term debt		358	358
Long-term debt	Note 10	6,512	1,165	34	1,014	4,299
Estimated interest payments		6,005	330	616	556	4,503
Operating leases	Note 15	1,050	243	366	214	227
Estimated pension and other postretirement plan contributions (1)	Note 16	161	52	22	23	64
Total		$30,651	$17,235	$2,147	$1,970	$9,299

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1) Includes pension contributions of $41 million for fiscal 2014.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2014.  For more information concerning the Company’s pension and other postretirement plans, see Note 16 in Item 8.

At December 31, 2013, the Company estimates it will spend approximately $1.5 billion through fiscal year 2018 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $795 million at December 31, 2013.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At December 31, 2013, these contingent obligations totaled approximately $37 million.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Program

Since March 2012, the Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At December 31, 2013 and 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2014, unless extended.

As of December 31, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.1 billion and recorded a $0.8 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $39.8 billion, $30.8 billion, $21.9 billion, and $8.9 billion for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively.  All of the cash collections were applied to the deferred consideration. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the years ended December 31, 2013 and 2012, the six months ended December 31, 2012, and the year ended June 30, 2012, resulted in an expense for the loss on sale of $4 million, $8 million, $4 million, and $4 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statement of cash flows because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and trucking assets for periods ranging from 5 to 7 years. As of December 31, 2013, outstanding lease balances including the value of the underlying assets of $145 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $3 million of rent expense pertaining to synthetic lease payments for the year ended December 31, 2013. The rent expense for the year ended December 31, 2012 was immaterial.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2013 are valued at estimated fair values, including $6.1 billion of merchandisable agricultural commodity inventories, $0.9 billion of derivative assets, $0.6 billion of derivative liabilities, and $0.7 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $2.1 billion of assets and $0.3 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  These designated hedging programs principally relate to the Company’s Corn Processing operating segment.  Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of cost of products sold.  See Note 4 in Item 8 for additional information.

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

Income Taxes

The Company accounts for its income tax positions in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Brazil and Argentina challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 14 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results.   Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2013, the Company increased valuation allowances by approximately $150 million primarily related to net operating loss carryforwards and capital losses. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.5 billion at December 31, 2013, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, impairment charges for property, plant, and equipment were $84 million, $30 million, $0, $337 million, $367 million, and $2 million, respectively (see Note 19 in Item 8 for additional information).

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  For fiscal years ended on June 30, 2012 and prior, the Company performed its annual goodwill impairment test on April 1 (see Note 1 in Item 8 for additional information regarding this change in accounting policy).  Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage while others are provided with Health Care Reimbursement Accounts.  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.  See Note 16 in Item 8 for additional information.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in customer preferences and standards of living, and global production of similar and competitive crops.
The Company manages its exposure to adverse price movements of agricultural commodities used for, and produced in, its business operations, by entering into derivative and non-derivative contracts which reduce the Company’s overall short or long commodity position.  Additionally, the Company uses exchange-traded futures and exchange-traded and over-the-counter option contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the cash prices of the underlying commodities, counterparty contract defaults, and volatility of freight markets. In addition, the Company, from time-to-time, enters into derivative contracts which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed designated hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or revenues in the statement of earnings when the hedged item is recognized.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2013 and 2012 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2013		December 31, 2012
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$660	$66	$2,218	$222
Lowest position	(1,833)	(183)	(109)	(11)
Average position	(959)	(96)	1,111	111

The decrease in fair value of the average position for December 31, 2013 was the result of the decrease in commodity prices and the decrease in average quantities underlying the weekly commodity position.

Currencies

The Company has consolidated subsidiaries in 74 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $7.5 billion at December 31, 2013, and $7.7 billion at December 31, 2012.  This decrease is due to the depreciation of foreign currencies versus the U.S. dollar partially offset by the increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $751 million and $773 million for December 31, 2013 and 2012, respectively.  Actual results may differ.

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

	December 31, 2013	December 31, 2012
	(In millions)
Fair value of long-term debt	$6,272	$7,901
Excess of fair value over carrying value	925	1,445
Market risk	326	404

The decrease in fair value of long-term debt at December 31, 2013 is due to increased current maturities, repayments, and interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended		Six Months Ended		Year Ended
(In millions, except per share amounts)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

Revenues	$89,804	$90,559	$46,729	$45,208	$89,038	$80,676
Cost of products sold	85,915	86,936	44,927	43,361	85,370	76,376
Gross Profit	3,889	3,623	1,802	1,847	3,668	4,300

Selling, general and administrative expenses	1,759	1,665	869	830	1,626	1,611
Asset impairment, exit, and restructuring costs	259	243	146	352	449	—
Interest expense	413	445	213	209	441	482
Equity in earnings of unconsolidated affiliates	(411)	(476)	(255)	(251)	(472)	(542)
Interest income	(102)	(109)	(59)	(62)	(112)	(136)
Other (income) expense - net	(53)	(126)	(109)	(12)	(29)	(130)
Earnings Before Income Taxes	2,024	1,981	997	781	1,765	3,015

Income taxes	670	589	303	237	523	997
Net Earnings Including Noncontrolling Interests	1,354	1,392	694	544	1,242	2,018

Less: Net earnings (losses) attributable to noncontrolling interests	12	17	2	4	19	(18)

Net Earnings Attributable to Controlling Interests	$1,342	$1,375	$692	$540	$1,223	$2,036

Average number of shares outstanding – basic	661	660	660	669	665	642

Average number of shares outstanding – diluted	663	662	661	670	666	654

Basic earnings per common share	$2.03	$2.08	$1.05	$0.81	$1.84	$3.17

Diluted earnings per common share	$2.02	$2.08	$1.05	$0.81	$1.84	$3.13

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Net earnings including noncontrolling interests	$1,354	$1,392	$694	$544	$1,242	$2,018
Other comprehensive income (loss):
Foreign currency translation adjustment	125	327	371	(707)	(751)	859
Tax effect	2	9	(51)	—	60	—
Net of tax amount	127	336	320	(707)	(691)	859

Pension and other postretirement benefit liabilities adjustment	411	(284)	292	11	(565)	300
Tax effect	(154)	105	(100)	(3)	202	(106)
Net of tax amount	257	(179)	192	8	(363)	194

Deferred gain (loss) on hedging activities	2	(39)	(72)	3	36	(3)
Tax effect	(1)	13	26	(2)	(15)	2
Net of tax effect	1	(26)	(46)	1	21	(1)

Unrealized gain (loss) on investments	—	(26)	(1)	(65)	(90)	36
Tax effect	(1)	10	—	24	34	(13)
Net of tax effect	(1)	(16)	(1)	(41)	(56)	23
Other comprehensive income (loss)	384	115	465	(739)	(1,089)	1,075
Comprehensive income (loss)	1,738	1,507	1,159	(195)	153	3,093

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	19	10	4	13	(18)

Comprehensive income (loss) attributable to controlling interests	$1,735	$1,488	$1,149	$(199)	$140	$3,111

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$3,121	$1,714
Short-term marketable securities	433	576
Segregated cash and investments	3,961	3,638
Trade receivables	3,224	3,450
Inventories	11,441	13,836
Other current assets	6,350	6,548
Total Current Assets	28,530	29,762

Investments and Other Assets
Investments in and advances to affiliates	3,340	3,170
Long-term marketable securities	508	717
Goodwill and other intangible assets	759	759
Other assets	478	605
Total Investments and Other Assets	5,085	5,251

Property, Plant, and Equipment
Land	408	378
Buildings	4,877	4,807
Machinery and equipment	17,472	16,984
Construction in progress	773	1,004
	23,530	23,173
Accumulated depreciation	(13,393)	(13,050)
Net Property, Plant, and Equipment	10,137	10,123
Total Assets	$43,752	$45,136

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$358	$2,816
Trade payables	4,513	4,787
Payables to brokerage customers	4,832	4,601
Accrued expenses and other payables	4,790	4,521
Current maturities of long-term debt	1,165	268
Total Current Liabilities	15,658	16,993

Long-Term Liabilities
Long-term debt	5,347	6,456
Deferred income taxes	1,448	1,267
Other	1,105	1,289
Total Long-Term Liabilities	7,900	9,012

Shareholders’ Equity
Common stock	6,136	6,134
Reinvested earnings	14,077	13,236
Accumulated other comprehensive income (loss)	(57)	(450)
Noncontrolling interests	38	211
Total Shareholders’ Equity	20,194	19,131
Total Liabilities and Shareholders’ Equity	$43,752	$45,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Operating Activities
Net earnings including noncontrolling interests	$1,354	$1,392	$694	$544	$1,242	$2,018
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation and amortization	909	869	435	414	848	877
Asset impairment charges	259	188	146	350	392	2
Deferred income taxes	161	135	118	28	45	521
Equity in earnings of affiliates, net of dividends	(285)	(338)	(201)	(106)	(243)	(397)
Stock compensation expense	43	44	30	34	48	47
Pension and postretirement accruals (contributions), net	10	56	78	59	37	4
Other – net	(158)	71	(28)	87	186	(180)
Changes in operating assets and liabilities
Segregated cash and investments	(322)	(176)	(365)	(61)	128	(1,035)
Trade receivables	296	1,753	38	(741)	974	(687)
Inventories	2,541	(1,304)	(1,512)	(480)	(272)	(3,412)
Other current assets	227	(1,703)	209	958	(954)	(2,452)
Trade payables	(291)	648	2,310	1,545	(117)	339
Payables to brokerage customers	231	543	437	(195)	(89)	1,480
Accrued expenses and other payables	251	154	89	605	670	535
Total Operating Activities	5,226	2,332	2,478	3,041	2,895	(2,340)

Investing Activities
Purchases of property, plant, and equipment	(913)	(1,240)	(615)	(852)	(1,477)	(1,247)
Net assets of businesses acquired	(44)	(61)	(26)	(206)	(241)	(218)
Proceeds from sale of assets	86	520	521	49	48	72
Cash divested from deconsolidation	—	—	—	(130)	(130)	—
Purchases of marketable securities	(891)	(2,037)	(1,629)	(889)	(1,297)	(2,379)
Proceeds from sales of marketable securities	995	1,592	731	1,084	1,945	2,094
Other – net	190	65	45	10	30	3
Total Investing Activities	(577)	(1,161)	(973)	(934)	(1,122)	(1,675)

Financing Activities
Long-term debt borrowings	23	112	106	91	97	1,564
Long-term debt payments	(275)	(1,608)	(1,423)	(173)	(358)	(417)
Net borrowings (payments) under lines of credit agreements	(2,461)	1,933	660	(1,076)	197	1,381
Debt repurchase premium and costs	(1)	(209)	(197)	(32)	(44)	(21)
Shares issued related to equity unit conversion	—	—	—	—	—	1,750
Purchases of treasury stock	(101)	(100)	—	(427)	(527)	(301)
Cash dividends	(501)	(461)	(230)	(224)	(455)	(395)
Other – net	74	12	2	(17)	(7)	23
Total Financing Activities	(3,242)	(321)	(1,082)	(1,858)	(1,097)	3,584

Increase (decrease) in cash and cash equivalents	1,407	850	423	249	676	(431)
Cash and cash equivalents – beginning of year	1,714	864	1,291	615	615	1,046
Cash and cash equivalents – end of year	$3,121	$1,714	$1,714	$864	$1,291	$615

Cash paid for interest and income taxes were as follows:
Interest	$380	$410	$205	$206	$411	$418
Income taxes	556	476	115	118	479	513

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)
Balance June 30, 2010	639	$5,151	$10,357	$(899)	$22	$14,631
Comprehensive income
Net earnings			2,036		(18)
Other comprehensive income				1,075
Total comprehensive income						3,093
Cash dividends paid-$.62 per share			(395)			(395)
Shares issued related to equity unit
conversion	44	1,750				1,750
Treasury stock purchases	(9)	(301)				(301)
Stock compensation expense		47				47
Acquisition of noncontrolling
interests		(26)			25	(1)
Other	2	15	(2)		1	14
Balance June 30, 2011	676	6,636	11,996	176	30	18,838
Comprehensive income
Net earnings			1,223		19
Other comprehensive loss				(1,083)	(6)
Total comprehensive income						153
Cash dividends paid-$.685 per share			(455)			(455)
Treasury stock purchases	(18)	(527)				(527)
Stock compensation expense		48				48
Noncontrolling interests previously
associated with mandatorily
redeemable instruments			10		174	184
Acquisition of noncontrolling
interests		(40)			(14)	(54)
Other	1	(15)			(3)	(18)
Balance June 30, 2012	659	6,102	12,774	(907)	200	18,169
Comprehensive income
Net earnings			692		2
Other comprehensive income				457	8
Total comprehensive income						1,159
Cash dividends paid-$.35 per share			(230)			(230)
Stock compensation expense		30				30
Other		2			1	3
Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131
Comprehensive income
Net earnings			1,342		12
Other comprehensive income				393	(9)
Total comprehensive income						1,738
Cash dividends paid-$.76 per share			(501)			(501)
Treasury stock purchases	(3)	(101)				(101)
Stock compensation expense		43				43
Noncontrolling interests
associated with mandatorily
redeemable instruments					(180)	(180)
Other	3	60			4	64
Balance December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.

Change in Fiscal Year

On May 3, 2012, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2013. The required transition period of July 1, 2012 to December 31, 2012 is included in this Form 10-K report.  Amounts included in this report for the year ended December 31, 2012 and the six months ended December 31, 2011 are unaudited.

For purposes of preparing this Form 10-K, the Company's management believes the calendar 2012 is the most directly comparable period to calendar year 2013 results. The calendar year ended December 31, 2012 data is unaudited and has been compiled from the Company's quarterly reports for the quarters' ended March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee's activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period.

The Company consolidates Alfred C. Toepfer International (Toepfer), in which the Company has an 80% interest, for which the minority interest was subject to a mandatorily redeemable put option.  As a result of the put option, the associated minority interest was reported in other long-term liabilities.  On December 31, 2011, the put option expired and the Company reclassified $174 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date. During 2013, Toepfer became subject to a new mandatorily redeemable put option; and as a result, the Company reclassified $180 million of noncontrolling interest in shareholders' equity to long-term liabilities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Reclassifications

Other (income) expense - net in the consolidated statements of earnings for the years ended December 31, 2012 and June 30, 2012 has been reclassified to conform to the current year's presentation where impairment losses on securities are now shown with asset impairment, exit, and restructuring costs. There was no change in earnings before income taxes as a result of this reclassification. This change is also reflected in Notes 13 and 19.

Intangible assets, previously included in other assets, have been reclassified to goodwill and other intangible assets. There was no change in total investments and other assets as a result of this reclassification.

Accrued expenses and other payables in the prior year's consolidated balance sheet have been reclassified to conform to the current year's presentation where payables to brokerage customers are now shown separately from accrued expenses and other payables. There was no change in total current liabilities as a result of this reclassification. This change is also reflected in Note 7 and the prior years' consolidated statements of cash flows with no impact to total cash provided by (used in) operating, investing, or financing activities.

Certain items in the prior year's consolidated statements of cash flows have been reclassified to conform to the current year's presentation with no impact to total cash provided by (used in) operating, investing, or financing activities.

Certain items in Notes 3, 4, 6, and 7 in the prior year have been reclassified to conform to the current year's presentation. There was no change in other current assets and accrued expenses and other payables in the prior year's consolidated balance sheet as a result of the reclassifications.

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $81 million and $87 million at December 31, 2013 and 2012, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2013 and 2012 was $73 million and $175 million, respectively.

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

The following table sets forth the Company's inventories as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
	(In millions)

LIFO inventories
FIFO value	$1,408	$1,356
LIFO valuation reserve	(297)	(522)
LIFO inventories carrying value	1,111	834
FIFO inventories	3,741	5,232
Market inventories	6,059	7,036
Supplies and other inventories	530	734
Total inventories	$11,441	$13,836

Fair Value Measurements

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

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  Unrealized gains are reported as other current assets and unrealized losses are reported as accrued expenses and other payables. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments; and as such, changes in fair value of these derivatives are recognized in earnings immediately.  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

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

For derivative instruments that are designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the underlying are recognized in the consolidated statement of earnings during the current period.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.  The Company monitors its investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other-than-temporary. The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings.  The Company considers marketable securities maturing in less than one year as short-term.  All other marketable securities are classified as long-term.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.  The Company capitalized interest on major construction projects in progress of $16 million, $24 million, $12 million, $9 million, $21 million, and $7 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for its income tax positions in accordance with the applicable accounting standards. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and reported amounts in the consolidated financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law. Applicable accounting standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as selling, general and administrative expenses.

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Prior to the fiscal year end change transition period, the Company’s accounting policy was to evaluate goodwill and other intangible assets with indefinite lives for impairment on April 1 of each fiscal year or whenever there were indicators that the carrying value of the assets may not be fully recoverable.  Effective in the transition period ended December 31, 2012, the Company voluntarily changed its accounting policy to begin conducting the annual goodwill and indefinite life intangible assets impairment tests on October 1. The change to the annual goodwill and indefinite life intangible assets impairment testing date is preferable under the circumstances as the new impairment testing date is better aligned with the timing of the Company’s annual strategic, planning, and budgeting process, and the timing is more closely aligned with the Company’s annual financial reporting process as a result of the change in year end.  The resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge of the Company’s goodwill.  As it is impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of October 1 for periods prior to October 1, 2012, the Company prospectively applied the annual goodwill impairment testing date effective October 1, 2012.  During the year ended December 31, 2013, the Company recorded an impairment charge for goodwill of $9 million related to the Company's Brazilian sugar milling business. There were no impairment charges recorded for goodwill and indefinite-lived intangible assets during the six months and year ended December 31, 2012 and the years ended June 30, 2012 and 2011.

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  During the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012 and 2011, impairment charges were $84 million, $30 million, $0 million, $337 million, $367 million, and $2 million, respectively (see Note 19 for additional information).

Payables to Brokerage Customers

Payables to brokerage customers represent the total of customer accounts at the Company's futures commission merchant with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made for margins or other purpose as required by the Company or the exchange-clearing organizations or counterparties. Payables to brokerage customers have a corresponding balance in segregated cash and investments and customer omnibus receivable in other current assets.

Revenues

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

Net sales to unconsolidated affiliates during the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and  2011, and the years ended June 30, 2012 and 2011, were $6.9 billion, $7.2 billion, $4.0 billion, $4.5 billion, $7.7 billion, and $7.1 billion, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Stock Compensation

The Company recognizes expense for its stock compensation based on the fair value of the awards that are granted.  The Company’s stock compensation plans provide for the granting of restricted stock, restricted stock units, performance stock units, and stock options.  The fair values of stock options and performance stock units are estimated at the date of grant using the Black-Scholes option valuation model and a lattice valuation model, respectively.  These valuation models require the input of highly subjective assumptions.  Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related stock compensation award.

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $59 million, $55 million, $28 million, $29 million, $56 million, and $60 million, for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively.

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

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, which requires the Company to present, either on the face of the consolidated statement of earnings or in the notes, the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. The adoption of this amended guidance requires expanded disclosures in the Company's consolidated financial statements but does not impact results (see Note 17).

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

Pending Accounting Standards

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes, which requires the Company to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or if the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with deferred tax assets. The Company does not expect a material impact on its financial results as a result of the adoption of this amended guidance.

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

Effective January 1, 2014, the Company will be required to adopt the amended guidance of ASC Topic 405, Liabilities, which addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount under the arrangement is fixed at the reporting date. The amended guidance aims to resolve diversity in practice among companies that are subject to joint and several liabilities. The Company will be required to apply the amended guidance retrospectively to all prior periods presented. The Company does not expect a material impact on its financial results as a result of the adoption of this amended guidance.

Note 2.     Acquisitions

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended.  Tangible assets and liabilities, based on preliminary purchase price allocations for 2013 acquisitions, were adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill.  The identifiable intangible assets acquired as part of these acquisitions were not material.  Operating results of these acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s consolidated operating results.

Status of Application to Acquire GrainCorp Limited (GrainCorp)

As of December 31, 2013, the Company held a 19.8% common equity interest in GrainCorp. In 2013, the Company took steps to acquire the remaining outstanding common shares of GrainCorp. The Company made an all-cash, off-market takeover offer of Australian $12.20 per share that was subject to conditions including regulatory approvals. In November 2013, the Australian Federal Treasurer issued an order prohibiting the Company's proposed acquisition of GrainCorp. As a result, the Company recognized a $155 million other-than-temporary impairment on this investment reflecting the trading market value as of December 31, 2013. The Company continues to classify this investment as a long-term marketable security.

Fiscal Year 2013 acquisitions

During the year ended December 31, 2013, the Company acquired four businesses for a total cost of $44 million and recorded a preliminary allocation of the purchase price related to these acquisitions.

The net cash purchase price for the acquisitions of $44 million was preliminarily allocated to working capital, property, plant, and equipment, goodwill, and other long-term assets for $6 million, $29 million, $2 million, and $7 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$—	$4,247	$1,812	$6,059
Unrealized derivative gains:
Commodity contracts	31	540	279	850
Foreign exchange contracts	30	88	—	118
Interest rate contracts	—	1	—	1
Cash equivalents	2,518	—	—	2,518
Marketable securities	881	26	—	907
Segregated investments	1,707	—	—	1,707
Deferred consideration	—	757	—	757
Total Assets	$5,167	$5,659	$2,091	$12,917
Liabilities:
Unrealized derivative losses:
Commodity contracts	$45	$343	$261	$649
Foreign exchange contracts	—	166	—	166
Interest rate contracts	—	9	—	9
Inventory-related payables	—	708	34	742
Total Liabilities	$45	$1,226	$295	$1,566

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)

Assets:
Inventories carried at market	$—	$5,291	$1,745	$7,036
Unrealized derivative gains:
Commodity contracts	131	936	143	1,210
Foreign exchange contracts	—	170	—	170
Other contracts	—	1	—	1
Cash equivalents	1,045	—	—	1,045
Marketable securities	1,265	16	—	1,281
Segregated investments	1,186	—	—	1,186
Deferred consideration	—	900	—	900
Total Assets	$3,627	$7,314	$1,888	$12,829
Liabilities:
Unrealized derivative losses:
Commodity contracts	$63	$638	$138	$839
Foreign exchange contracts	—	215	—	215
Inventory-related payables	—	903	33	936
Total Liabilities	$63	$1,756	$171	$1,990

Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company’s inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and option contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense–net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company's cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s marketable securities are comprised of equity investments, U.S. Treasury securities, obligations of U.S. government agencies, and other debt securities.  Publicly traded equity investments and U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.  U.S. government agency obligations and corporate and municipal debt securities are valued using third-party pricing services and substantially all are classified in Level 2.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

The Company's segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The Company has deferred consideration under its accounts receivable securitization program (the “Program”) which represents a note receivable from the purchasers under the Program.  This amount is reflected in other current assets on the consolidated balance sheet (see Notes 6 and 20).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013 and the six months ended December 31, 2012.

	Level 3 Fair Value Assets Measurements at December 31, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)

Balance, December 31, 2012	$1,745	$143	$1,888
Total increase (decrease) in unrealized gains included in cost of products sold*	(645)	474	(171)
Purchases	14,638	—	14,638
Sales	(14,107)	—	(14,107)
Settlements	—	(567)	(567)
Transfers into Level 3	231	323	554
Transfers out of Level 3	(50)	(94)	(144)
Ending balance, December 31, 2013	$1,812	$279	$2,091

* Includes gains of $700 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2013.

	Level 3 Fair Value Liabilities Measurements at December 31, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)

Balance, December 31, 2012	$33	$138	$171
Total increase (decrease) in unrealized losses included in cost of products sold*	(191)	524	333
Purchases	219	—	219
Sales	(26)	—	(26)
Settlements	—	(550)	(550)
Transfers into Level 3	—	197	197
Transfers out of Level 3	(1)	(48)	(49)
Ending balance, December 31, 2013	$34	$261	$295

* Includes losses of $380 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Level 3 Fair Value Assets Measurements at December 31, 2012
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)

Balance, June 30, 2012	$1,462	$171	$1,633
Total increase (decrease) in unrealized gains included in cost of products sold*	78	127	205
Purchases	4,866	—	4,866
Sales	(4,746)	—	(4,746)
Settlements	—	(231)	(231)
Transfers into Level 3	278	161	439
Transfers out of Level 3	(193)	(85)	(278)
Ending balance, December 31, 2012	$1,745	$143	$1,888

* Includes gains of $130 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2012.

	Level 3 Fair Value Liabilities Measurements at December 31, 2012
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)

Balance, June 30, 2012	$38	$179	$217
Total increase (decrease) in unrealized losses included in cost of products sold*	1	139	140
Purchases	8	—	8
Sales	(17)	—	(17)
Settlements	—	(235)	(235)
Transfers into Level 3	3	101	104
Transfers out of Level 3	—	(46)	(46)
Ending balance, December 31, 2012	$33	$138	$171

* Includes losses of $165 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2012.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

In some cases, the price components of inventories and commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable.  These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms.  In the table below, these other adjustments are referred to as Basis. The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market.  Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2013 and 2012.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 21.9% of the total price for assets and 13.2% for liabilities.

	Weighted Average % of Total Price
	December 31, 2013		December 31, 2012
Component Type	Assets	Liabilities	Assets	Liabilities

Inventories
Basis	21.9%	13.2%	13.5%	26.2%
Transportation cost	12.3%	—%	8.4%	9.1%
Commodity Derivative Contracts
Basis	22.8%	17.6%	45.7%	17.0%
Transportation cost	32.5%	12.3%	16.2%	7.7%

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

Note 4.     Derivative Instruments & Hedging Activities

Within the Note 4 tables, zeros represent minimal amounts.

Derivatives Not Designated as Hedging Instruments

The majority of the Company's derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Derivatives, including exchange traded contracts and physical purchase or sale contracts, and inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$118	$166	$170	$215
Interest Contracts	1	—	1	—
Commodity Contracts	850	649	1,209	839
Total	$969	$815	$1,380	$1,054

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011.

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

Interest Contracts
Interest expense	$0	$—	$0	$0	$0	$0
Other income (expense) - net	1	—	—	—	—	30
Foreign Currency Contracts
Revenues	$108	$213	$129	$33	$117	$(14)
Cost of products sold	(157)	(188)	(49)	(116)	(255)	150
Other income (expense) - net	61	142	94	(69)	(21)	43
Commodity Contracts
Cost of products sold	$301	$(387)	$136	$(4)	$(527)	$(1,303)
Other Contracts
Other income (expense) - net	$—	$57	$58	$—	$(1)	$0
Total gain(loss) recognized in earnings	$314	$(163)	$368	$(156)	$(687)	$(1,094)
The Company recognized in earnings $30 million of pre-tax gains from changes in fair value of interest rate swaps for the year ended June 30, 2011.

During December 2012, the Company entered into two transactions with investment bank counterparties resulting in an economic interest in GrainCorp shares. The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp, which was rejected by the Australian Federal Treasurer in November 2013.  One of the transactions was accounted for as an unfunded derivative instrument.  The other transaction was a hybrid financial instrument, as defined by applicable accounting standards, whereby the accounting rules required the Company to account for a funded host instrument and a separate embedded derivative instrument.  In December 2012, the Company settled the derivative instruments known as “Total Return Swaps”, and recognized pre-tax gains reported as “Other Contracts” in the tables below.  After the settlement of these transactions, the interest in GrainCorp is recorded as a long-term marketable security.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2013 and 2012, the Company has certain derivatives designated as cash flow hedges. As of December 31, 2013, the Company has certain derivatives designated as fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At December 31, 2013, the Company has $9 million in accrued expenses and other payables representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no impact to earnings.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of December 31, 2013, the Company has $15 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize the $15 million of losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 15% and 25% of its monthly anticipated grind.  At December 31, 2013, the Company has designated hedges representing between 2% to 23% of its anticipated monthly grind of corn for the next 12 months.

The Company uses futures, options, and swaps to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of natural gas.  These production facilities use approximately 3.8 million MMbtus of natural gas per month.  During the past 12 months, the Company hedged between 13% and 66% of the quantity of its anticipated monthly natural gas purchases.  At December 31, 2013, the Company has designated hedges representing between 17% to 21% of its anticipated monthly natural gas purchases for the next 3 months.

The Company uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s sales of ethanol under sales contracts that are indexed to unleaded gasoline prices.  During the past 12 months, the Company hedged between 1 million and 14 million gallons of ethanol per month under this program.  At December 31, 2013, the Company has designated hedges representing between 1 million to 12 million gallons of contracted ethanol sales per month over the next 6 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The Company uses forward foreign exchange contracts as cash flow hedges to protect against fluctuations in cash flows due to changes in foreign currency exchange rates.  The Company may have revenues associated with sales contracts, costs associated with commodity purchase contracts, manufacturing expenses, and equipment purchases denominated in non-functional currencies.  To reduce the risk of fluctuations in cash flows due to changes in the exchange rate between functional versus non-functional currencies, the Company will hedge some portion of the qualifying forecasted non-functional currency expenditures.  During the past 12 months, the Company hedged between $12 million and $18 million of forecasted foreign currency expenditures.  As of December 31, 2013, the Company has designated hedges for $12 million of its forecasted foreign currency expenditures.  At December 31, 2013, the Company has $0.3 million of after-tax losses in AOCI related to foreign exchange contracts designated as cash flow hedging instruments.  The Company will recognize the $0.3 million of losses in its consolidated statement of earnings over the life of the hedged transactions.

The Company used treasury lock agreements and interest rate swaps in order to lock in the Company’s interest rate prior to the issuance or remarketing of a long-term debt instrument.  Both the treasury-lock agreements and interest rate swaps were designated as cash flow hedges of the risk of changes in the future interest payments attributable to changes in the benchmark interest rate.  The objective of the treasury-lock agreements and interest rate swaps was to protect the Company from changes in the benchmark rate from the date of hedge designation to the date when the debt was actually issued.  At December 31, 2013, AOCI included $21 million of after-tax gains related to treasury-lock agreements and interest rate swaps.  The Company will recognize $21 million of these after-tax gains in its consolidated statement of earnings over the terms of the hedged items, which range from 10 to 30 years.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Commodity Contracts	$—	$—	$1	$0
Interest Contracts	0	9	—	—
Total	$0	$9	$1	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011.

		Year Ended		Six Months Ended
	Consolidated Statement of	December 31		December 31
(In millions)	Earnings Locations	2013	2012	2012	2011
			(Unaudited)		(Unaudited)
Effective amounts recognized in earnings
FX Contracts	Other income/expense -net	$(1)	$(1)	$(1)	$(1)
Interest Contracts	Interest expense	1	1	0	0
Commodity Contracts	Cost of products sold	(41)	152	158	11
	Revenues	4	(3)	2	8

Ineffective amount recognized in earnings
Interest contracts	Interest expense	—	—	—	—
Commodity contracts	Cost of products sold	(120)	(20)	(30)	39
Total amount recognized in earnings		$(157)	$129	$129	$57

	Consolidated Statement of			Year Ended June 30
(In millions)	Earnings Locations			2012	2011

Effective amounts recognized in earnings
FX Contracts	Other income/expense – net			$(1)	$0
Interest Contracts	Interest expense			1	0
Commodity Contracts	Cost of products sold			5	375
	Revenues			3	(13)

Ineffective amount recognized in earnings
Interest contracts	Interest expense			—	1
Commodity contracts	Cost of products sold			49	46
Total amount recognized in earnings				$57	$409

Hedge ineffectiveness for commodity contracts results when the change in the price of the underlying commodity in a specific cash market differs from the change in the price of the derivative financial instrument used to establish the hedging relationship. As an example, if the change in the price of a corn futures contract is strongly correlated to the change in the cash price paid for corn, the gain or loss on the derivative instrument is deferred and recognized at the time the corn grind occurs. If the change in price of the derivative does not strongly correlate to the change in the cash price of corn, in the same example, some portion or all of the derivative gains or losses may be required to be recognized in earnings prior to the corn grind occurring.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities

The following table sets forth items in short-term and long-term investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2013
United States government obligations
Maturity less than 1 year	$395	$—	$—	$395
Maturity 1 to 5 years	124	—	—	124
Government-sponsored enterprise obligations
Maturity 1 to 5 years	4	—	—	4
Corporate debt securities
Maturity 1 to 5 years	16	—	—	16
Other debt securities
Maturity less than 1 year	38	—	—	38
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	362	1	(2)	361
	$942	$1	$(2)	$941

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2012
United States government obligations
Maturity less than 1 year	$548	$—	$—	$548
Maturity 1 to 5 years	93	—	—	93
Government-sponsored enterprise obligations
Maturity 1 to 5 years	2	—	—	2
Corporate debt securities
Maturity 1 to 5 years	15	—	—	15
Other debt securities
Maturity less than 1 year	28	—	—	28
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	606	3	(5)	604
	$1,295	$3	$(5)	$1,293

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities (Continued)

All of the $2 million in unrealized losses at December 31, 2013, arose within the last 12 months and are related to the Company’s investment in one security.  The market value of the available-for-sale equity security that has been in an unrealized loss position for less than 12 months is $5 million.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

For information on other-than-temporary impairment charges, see Note 19.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2013	December 31, 2012
	(In millions)

Unrealized gains on derivative contracts	$969	$1,381
Deferred receivables consideration	757	900
Customer omnibus receivable	1,298	1,093
Financing receivables - net (1)	576	724
Other current assets	2,750	2,450
	$6,350	$6,548

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or risks associated with the related growing crops. The receivables are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers’ crops are harvested and sold. The amounts are reported net of allowances of $15 million and $16 million at December 31, 2013 and 2012, respectively. Changes in the allowance for 2013 included an increase of $2 million for additional bad debt provisions and a reduction in the allowance for write-offs and adjustments of $1 million and $2 million, respectively. Changes in the allowance for 2012 included an increase of $3 million for additional bad debt provisions and a reduction in the allowance for adjustments of $2 million. Interest earned on financing receivables of $26 million, $29 million, $15 million, $12 million, $26 million, and $22 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011 and the years ended June 30, 2012 and 2011, respectively, is included in interest income in the consolidated statements of earnings.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2013	December 31, 2012
	(In millions)

Unrealized losses on derivative contracts	$824	$1,054
Other accruals and payables	3,966	3,467
	$4,790	$4,521

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 16.4% share ownership in Wilmar.  The Company had 60 unconsolidated domestic and foreign affiliates as of December 31, 2013 and 2012, respectively.  The following table summarizes the combined balance sheets as of December 31, 2013 and 2012, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011.

	December 31
(In millions)	2013	2012

Current assets	$30,966	$26,569
Non-current assets	20,846	19,429
Current liabilities	(27,423)	(22,602)
Non-current liabilities	(5,515)	(5,553)
Noncontrolling interests	(890)	(850)
Net assets	$17,984	$16,993

	Year Ended		Six Months Ended		Year Ended
	December 31		December 31		June 30
(In millions)	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Net Sales	$51,967	$56,615	$28,314	$29,767	$58,068	$48,941
Gross profit	4,373	6,014	2,847	3,291	6,458	4,819
Net income	1,762	1,773	855	1,022	1,940	2,252

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2013, is $1.8 billion.  The Company has a direct investment in a foreign equity method investee who has a carrying value of $2.1 billion as of December 31, 2013, and a market value of $2.8 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at December 31, 2013.

The Company provides credit facilities totaling $313 million to seven unconsolidated affiliates.  One facility that is due on demand and bears interest at the one month British pound LIBOR rate plus 1.5% has an outstanding balance of $24 million.  The other six facilities have no outstanding balances as of December 31, 2013.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

For information on the Company’s former equity method interest in Gruma, see Note 19.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses and investments in affiliates, by segment, are set forth in the following table.

	December 31, 2013			December 31, 2012
	Consolidated Businesses	Investments in Affiliates	Total	Consolidated Businesses	Investments in Affiliates	Total
	(In millions)
Oilseeds Processing	$192	$184	$376	$177	$184	$361
Corn Processing	81	7	88	85	7	92
Agricultural Services	81	7	88	89	1	90
Other	10	—	10	8	—	8
Total	$364	$198	$562	$359	$192	$551

The changes in goodwill during the year ended December 31, 2013 related to acquisitions and impairment are disclosed in Notes 1, 2, and 19.

The following table sets forth the other intangible assets:

		December 31, 2013			December 31, 2012
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$5	$—	$5	$5	$—	5
Other		2	—	2	2	—	2

Intangible assets with definite lives:
Trademarks/brands	8 to 33	44	(11)	33	44	(7)	37
Customer lists	9 to 20	130	(34)	96	128	(25)	103
Patents	15 to 20	43	(27)	16	42	(25)	17
Other	2 to 47	73	(28)	45	65	(21)	44

Total		$297	$(100)	$197	$286	$(78)	$208

The change in the gross carrying amount of intangible assets during the year ended December 31, 2013 is primarily related to foreign currency translation adjustments.
Aggregate amortization expense was $22 million, $24 million, $10 million, $14 million, $28 million and $10 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively. The estimated future aggregate amortization expense for the next five years are $22 million, $22 million, $18 million, $15 million, and $12 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2013	December 31, 2012
	(In millions)

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	$1,144	$1,095

4.479% Debentures $750 million face amount, due in 2021	746	754

5.45% Notes $700 million face amount, due in 2018	699	700

5.765% Debentures $596 million face amount, due in 2041	600	600

5.375% Debentures $600 million face amount, due in 2035	588	588

5.935% Debentures $420 million face amount, due in 2032	416	416

4.016% Debentures $570 million face amount, due in 2043	376	374

4.535% Debentures $528 million face amount due in 2042	373	371

8.375% Debentures $295 million face amount, due in 2017	294	293

7.5% Debentures $187 million face amount, due in 2027	186	186

7.0% Debentures $185 million face amount, due in 2031	184	184

6.625% Debentures $182 million face amount, due in 2029	182	182

6.95% Debentures $172 million face amount, due in 2097	170	170

6.45% Debentures $154 million face amount, due in 2038	153	153

6.75% Debentures $124 million face amount, due in 2027	122	122

7.125% Debentures $243 million face amount, due in 2013	—	243

Other	279	293
Total long-term debt including current maturities	6,512	6,724
Current maturities	(1,165)	(268)
Total long-term debt	$5,347	$6,456

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

In October 2012, the Company issued $570 million of 4.016% debentures due in 2043 (2012 Debentures) in exchange of its previously issued and outstanding debentures. The Company paid $196 million of debt premium to certain bondholders associated with these exchanges. The discount and debt premium paid to the bondholders is being amortized over the life of the 2012 Debentures using the effective interest method. Discount amortization expense of $2 million for the year ended December 31, 2013 was included in interest expense related to the 2012 Debentures.

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually.  The Notes are convertible based on an initial conversion rate of 22.8423 shares per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $43.78 per share).  The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after March 31, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is more than 140% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate, 2) during the five consecutive business day period immediately after any five consecutive trading day period (the note measurement period) in which the average of the trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average of the product of the closing price of the Company’s common stock and the conversion rate at each date during the note measurement period, 3) if the Company makes specified distributions to its common stockholders or specified corporate transactions occur, or 4) at any time on or after January 15, 2014, through the business day preceding the maturity date.  Upon conversion, a holder would receive an amount in cash equal to the lesser of 1) $1,000 and 2) the conversion value, as defined.  If the conversion value exceeds $1,000, the Company will deliver, at the Company’s election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  If the Notes are converted in connection with a change in control, as defined, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount.  In addition, in the event of a change in control, the holders may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.  In accordance with applicable accounting standards, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount on the long-term debt is being amortized over the life of the Notes using the effective interest method. Discount amortization expense of $49 million, $47 million, $24 million, $22 million, $45 million, and $43 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively, were included in interest expense related to the Notes.

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

As of December 31, 2013, none of the conditions permitting conversion of the Notes had been satisfied. As of December 31, 2013, no share amounts related to the conversion of the Notes or exercise of the warrants are included in diluted average shares outstanding. On February 18, 2014, the convertible senior notes were repaid with available funds.

Discount amortization expense net of premium of $54 million, $46 million, $23 million, $26 million, $49 million, and $50 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively, were included in interest expense related to the Company's long-term debt.

At December 31, 2013, the fair value of the Company’s long-term debt exceeded the carrying value by $0.9 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

The aggregate maturities of long-term debt for the five years after December 31, 2013, are $1.2 billion, $19 million, $15 million, $305 million, and $709 million, respectively.

At December 31, 2013, the Company had lines of credit totaling $6.9 billion, of which $6.6 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2013 and 2012, were 4.24% and 0.70%, respectively.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2013.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2013.

The Company has outstanding standby letters of credit and surety bonds at December 31, 2013 and 2012, totaling $795 million and $911 million, respectively.

The Company has an accounts receivable securitization program (the “Program”).  The Program provides the Company with up to $1.1 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2013, the Company utilized all of its $1.1 billion facility under the Program (see Note 20 for more information on the Program).

Note 11.     Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Year Ended		Six Months Ended		Year Ended
(In millions, except per share amounts)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

Net earnings attributable to controlling interests	$1,342	$1,375	$692	$540	$1,223	$2,036
Average shares outstanding	661	660	660	669	665	642
Basic earnings per share	$2.03	$2.08	$1.05	$0.81	$1.84	$3.17
Net earnings attributable to controlling interests	$1,342	$1,375	$692	$540	$1,223	$2,036
Plus: After-tax interest on 4.7% debentures related to $1.75 billion Equity Units	—	—	—	—	—	13
Adjusted net earnings attributable to controlling interests	$1,342	$1,375	$692	$540	$1,223	$2,049

Average shares outstanding	661	660	660	669	665	642
Plus: Incremental shares
Stock compensation awards	2	2	1	1	1	1
Shares assumed issued related to $1.75 billion Equity Units	—	—	—	—	—	11
Adjusted average shares outstanding	663	662	661	670	666	654
Diluted earnings per share	$2.02	$2.08	$1.05	$0.81	$1.84	$3.13

Average shares outstanding for 2011 include 44 million shares beginning June 1, 2011 related to the equity unit conversion.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Earnings Per Share (Continued)

Adjusted net earnings attributable to controlling interests in 2011 include a $13 million adjustment for after-tax interest.  Adjusted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 for the quarter ended March 31, 2011, or 11 million shares for the year ended June 30, 2011.  These adjustments were made as a result of the requirement to use the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

Note 12.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2002 and 2009 Incentive Compensation Plans.  These options are issued at market value on the date of grant, vest incrementally over one to five years, and expire ten years after the date of grant.

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

	Year Ended December 31	Six Months Ended December 31	Year Ended June 30
	2013	2012	2012	2011

Dividend yield	2%	3%	2%	2%
Risk-free interest rate	1%	1%	2%	2%
Stock volatility	38%	30%	32%	31%
Average expected life (years)	6	7	8	8

A summary of option activity during 2013 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)

Shares under option at December 31, 2012	15,853	$27.99
Granted	363	33.90
Exercised	(2,713)	26.98
Forfeited or expired	(199)	31.28
Shares under option at December 31, 2013	13,304	$28.31

Exercisable at December 31, 2013	8,610	$28.72

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Stock Compensation (Continued)

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2013, is 6 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013, is $203 million and $128 million, respectively.  The weighted-average grant-date fair values of options granted during the year ended December 31, 2013, the six months ended December 31, 2012, and the years ended June 30, 2012 and 2011, were $10.02, $5.89, $6.98, and $8.82, respectively.  The total intrinsic values of options exercised during the year ended December 31, 2013, the six months ended December 31, 2012, and the years ended June 30, 2012 and 2011, were $29 million, $1 million, $5 million, and $21 million, respectively.  Cash proceeds received from options exercised during the year ended December 31, 2013, the six months ended December 31, 2012, and the years ended June 30, 2012 and 2011, were $73 million, $2 million, $7 million, and $21 million, respectively.

At December 31, 2013, there was $17 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four years are $8 million, $5 million, $3 million, and $1 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria.  During the year ended December 31, 2013, the six months ended December 31, 2012, and the years ended June 30, 2012 and 2011, 0.9 million, 1.3 million, 1.2 million, and 1.1 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2013, there were 19.8 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during the year ended December 31, 2013, the six months ended December 31, 2012, and the years ended June 30, 2012 and 2011 were $32.96, $26.34, $26.75, and $32.19, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2013 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)

Non-vested at December 31, 2012	3,635	$28.17
Granted	928	32.96
Vested	(886)	30.70
Forfeited	(120)	28.05
Non-vested at December 31, 2013	3,557	$28.86

At December 31, 2013, there was $35 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $21 million, $13 million, and $1 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during the year ended December 31, 2013 was $27 million.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Stock Compensation (Continued)

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during the years ended December 31, 2013, and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011 was $43 million, $45 million, $31 million, $34 million, $48 million, and $47 million, respectively.

Note 13.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Gain on Golden Peanut revaluation	$—	$—	$—	$—	$—	$(71)
(Gain) loss on GrainCorp	40	(62)	(62)	—	—	—
Gain on sale of assets	(41)	(64)	(51)	(17)	(30)	(31)
Charges from early extinguishment of debt	—	5	5	12	12	15
(Gains) losses on interest rate swaps	—	—	—	—	—	(30)
Net (gain) loss on marketable securities transactions	(8)	(27)	(6)	(16)	(37)	(12)
Other – net	(44)	22	5	9	26	(1)
	$(53)	$(126)	$(109)	$(12)	$(29)	$(130)

Individually significant items included in the table above are:

A gain on Golden Peanut revaluation was recognized in the year ended June 30, 2011 as a result of revaluing the Company’s previously held investment in Golden Peanut in conjunction with the acquisition of the remaining 50 percent interest (“Golden Peanut Gain”).

The loss on GrainCorp for the year ended December 31, 2013 relates to losses on foreign exchange hedges pertaining to foreign currency derivative contracts entered into to economically hedge substantially all of the remaining U.S. dollar cost of the proposed GrainCorp acquisition. In November 2013, the Australian Federal Treasurer issued an order prohibiting the acquisition. As of December 31, 2013, all GrainCorp-related foreign currency derivative contracts have been settled. The gain on GrainCorp for the six months and year ended December 31, 2012 relates to the settlement of the Total Return Swap instruments related to the Company's investment in GrainCorp (see Note 4 for more information).

Gain on sale of assets for the year and six months ended December 31, 2012 includes a $39 million gain related to the sale of certain of the Company’s exchange membership interests.

Realized gains on sales of available-for-sale marketable securities totaled $8 million, $29 million, $8 million, $17 million, $38 million, and $13 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011, respectively. Realized losses on sales of available-for-sale marketable securities were immaterial for all periods presented. Impairment losses on securities of $166 million, $12 million, $13 million, and $25 million for the year ended December 31, 2013 and 2012, the six months ended December 31, 2011, and year ended June 30, 2012,  were classified as asset impairment, exit, and restructuring charges in the consolidated statements of earnings (see Note 19 for more information).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

United States	$1,509	$1,054	$611	$592	$1,035	$2,035
Foreign	515	927	386	189	730	980
	$2,024	$1,981	$997	$781	$1,765	$3,015

Significant components of income tax are as follows:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Current
Federal	$348	$213	$92	$179	$300	$251
State	14	11	9	19	21	10
Foreign	146	194	83	7	118	222
Deferred
Federal	112	144	92	14	66	483
State	(5)	26	20	3	9	43
Foreign	55	1	7	15	9	(12)
	$670	$589	$303	$237	$523	$997

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2013	December 31, 2012
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,286	$1,163
Equity in earnings of affiliates	323	329
Debt exchange	123	140
Inventories	132	89
Other	119	141
	$1,983	$1,862
Deferred tax assets
Pension and postretirement benefits	$267	$373
Stock compensation	60	67
Foreign tax credit carryforwards	26	32
Foreign tax loss carryforwards	329	344
Capital loss carryforwards	24	25
State tax attributes	74	79
Other	205	105
Gross deferred tax assets	985	1,025
Valuation allowances	(329)	(173)
Net deferred tax assets	$656	$852

Net deferred tax liabilities	$1,327	$1,010

The net deferred tax liabilities are classified as follows:
Current assets	$—	$36
Current assets (foreign)	17	—
Current liabilities	(8)	—
Current liabilities (foreign)	(22)	(97)
Noncurrent assets (foreign)	134	318
Noncurrent liabilities	(1,404)	(1,267)
Noncurrent liabilities (foreign)	(44)	—
	$(1,327)	$(1,010)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended		Six Months Ended		Year Ended
	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)

Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.2	1.5	2.4	2.4	1.4	1.1
Foreign earnings taxed at rates other than the U.S. statutory rate	(3.7)	(5.7)	(7.6)	(7.2)	(4.8)	(5.0)
Foreign currency remeasurement	(0.9)	(1.3)	2.6	(0.3)	(3.3)	0.9
Income tax adjustment to filed returns	0.5	0.6	(1.5)	(0.7)	0.9	(0.2)
Tax benefit on U.S. biodiesel credits	(5.1)	—	—	—	—	—
Valuation allowances	8.0	—	—	—	—	—
Other	(0.9)	(0.4)	(0.5)	1.1	0.4	1.3
Effective income tax rate	33.1%	29.7%	30.4%	30.3%	29.6%	33.1%

The Company has historically included amounts received from the U.S. Government in the form of a biodiesel credit as taxable income on its federal and state income tax returns.  In the fourth quarter of 2013, the Internal Revenue Service released a Chief Counsel Advice stipulating that biodiesel credits should not be included in taxable income.   Based upon the Chief Counsel Advice, the Company has changed its position related to these credits and excluded them from taxable income for years 2011 through the current year. Of the total tax benefit recorded of $107 million, $55 million relates to years prior to 2013.

The Company has $329 million and $344 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2013 and 2012, respectively.  As of December 31, 2013, approximately $306 million of these assets have no expiration date, and the remaining $23 million expire at various times through fiscal 2030.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $196 million and $102 million against these tax assets at December 31, 2013 and 2012, respectively, due to the uncertainty of their realization.

During the fourth quarter of 2013, the Company recorded a full valuation allowance on net deferred tax assets of a German subsidiary in the amount of $103 million ($82 million, equal to $0.12 per share, when adjusted for the income attributable to the minority interest holders). Management’s establishment of a valuation allowance resulted from a combination of matters, including increasing cumulative book and net tax losses and the absence of evidence that the financial performance of the subsidiary had improved during the year to assure management that sufficient taxable income would be generated in the future in order to utilize the losses, which do not expire under German tax law.

During the fourth quarter of 2013, the Company placed a full valuation allowance on the deferred tax asset related to the impairment of its investment in GrainCorp in the amount of $41 million. The Company also placed a full valuation allowance on the impairment of assets related to its sugar business in Brazil in the amount of $17 million.

The Company has $24 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2013.  The Company has recorded a valuation allowance of $22 million against these tax assets at December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Income Taxes (Continued)

The Company has $26 million and $32 million of tax assets related to excess foreign tax credits at December 31, 2013 and 2012, respectively, which begin to expire in 2015.  The Company has $74 million and $79 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2013 and 2012, respectively, which will expire at various times through fiscal 2033. The Company has not recorded a valuation allowance against the excess foreign tax credits at December 31, 2013.  Due to the uncertainty of realization, the Company has recorded a valuation allowance of $53 million and $56 million related to state income tax assets net of federal tax benefit as of December 31, 2013 and 2012, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2012 and 2013.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $7.5 billion at December 31, 2013, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2013 and the six months ended December 31, 2012 as follows:

	Unrecognized Tax Benefits
	December 31, 2013	December 31, 2012
	(In millions)

Beginning balance	$77	$80
Additions related to current year’s tax positions	—	—
Additions related to prior years’ tax positions	7	6
Reductions related to prior years’ tax positions	—	(1)
Reductions related to lapse of statute of limitations	(6)	(1)
Settlements with tax authorities	(12)	(7)
Ending balance	$66	$77

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

At December 31, 2013 and 2012, the Company had accrued interest and penalties on unrecognized tax benefits of $18 million and $17 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $46 million on the tax expense for that period.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. As of December 31, 2013, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $528 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 and 2008 has expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional tax assessments of approximately $35 million based on currency exchange rates as of December 31, 2013.

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

ADM do Brasil filed an administrative appeal for each of the assessments. During the second quarter of fiscal 2011, a decision in favor of the BFRS on the 2004 assessment was received and a second level administrative appeal was filed and is still ongoing as of the date of this report. In January of 2012, a decision in favor of the BFRS on the 2006 and 2007 assessments was received and a second level administrative appeal was filed and is still ongoing as of the date of this report. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $44 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2005, and estimates the potential assessments to be $534 million (as of December 31, 2013 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it is more likely than not to prevail on the Brazil and Argentina matters based upon their technical merits. The Company has not recorded an uncertain tax liability for these assessments partly because the taxing jurisdictions' processes do not provide a mechanism for settling at less than the full amount of the assessment. The Company's consideration of these tax assessments requires judgments about the application of income tax regulations to specific facts and circumstances. The final outcome of these matters cannot reliably be predicted, may take many years to resolve, and could result in financial impacts of up to the entire amount of these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2044. Rent expense for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011 was $199 million, $212 million, $106 million, $103 million, $209 million, and $251 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012 and 2011, and the years ended June 30, 2012 and 2011 were $147 million, $150 million, $62 million, $76 million, $164 million, and $176 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)

2014	$243
2015	195
2016	171
2017	132
2018	82
Thereafter	227
Total minimum lease payments	$1,050

Note 16.     Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain foreign subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage while others are provided with Health Care Reimbursement Accounts as described below).

In September 2012, the Company amended its U.S. qualified pension plans and began notifying certain former employees of its offer to pay those employees’ pension benefit in a lump sum.  This lump sum payment offer expired in December 2012.  Former employees eligible for the voluntary lump sum payment option were generally those who were vested traditional formula participants of the U.S. qualified pension plans who terminated employments prior to August 1, 2012 and who had not started receiving monthly payments of their pension benefits.  The voluntary lump sum payments which amounted to $134 million reduced the Company’s global projected benefit obligations by $174 million, resulting in a net improvement of its pension underfunding by $40 million.  The Company incurred a non-cash pre-tax charge of $53 million as a result of the requirement to expense the unrealized actuarial losses recognized in accumulated other comprehensive income (loss) pertaining to the liabilities settled at December 31, 2012.

In November 2012, the Company amended its U.S. postretirement benefit plan by providing participants with Health Care Reimbursement Accounts funded by credits, based on years of service, to be used to access post-65 supplemental Medicare insurance markets.  The credit indexes annually up to a maximum rate of 3% per year.  As a result of this amendment, the Company recognized a prior service credit of $109 million in accumulated other comprehensive income (loss) in the quarter ended December 31, 2012.  The prior service credit is being amortized over 8 years starting in 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 13 million shares of Company common stock at December 31, 2013, with a market value of $549 million.  Cash dividends received on shares of Company common stock by these plans during the year ended ended December 31, 2013 were $10 million.

	Pension Benefits		Postretirement Benefits
(In millions)	Year Ended December 31		Year Ended December 31
	2013	2012	2013	2012
		(Unaudited)		(Unaudited)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned
during the period)	$84	$79	$5	$8
Interest cost	114	126	7	12
Expected return on plan assets	(144)	(146)	—	—
Settlement charges	—	68	—	—
Remeasurement charge (1)	—	30	—	4
Amortization of actuarial loss	74	70	5	—
Other amortization expense	3	5	(18)	(2)
Net periodic defined benefit plan expense	131	232	(1)	22
Defined contribution plans	44	45	—	—
Total retirement plan expense	$175	$277	$(1)	$22

	Pension Benefits		Postretirement Benefits
(In millions)	Six Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned
during the period)	$44	$36	$4	$3
Interest cost	61	65	6	6
Expected return on plan assets	(75)	(70)	—	—
Settlement charges	68	—	—
Amortization of actuarial loss	42	24	—	—
Other amortization	2	2	—	—
Net periodic defined benefit plan expense	142	57	10	9
Defined contribution plans	23	23	—	—
Total retirement plan expense	$165	$80	$10	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

	Pension Benefits		Postretirement Benefits
(In millions)	Year Ended June 30		Year Ended June 30
	2012	2011	2012	2011
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned
during the period)	$71	$71	$7	$8
Interest cost	130	120	12	13
Expected return on plan assets	(141)	(132)	—	—
Remeasurement charge(1)	30	—	4	—
Amortization of actuarial loss	52	59	—	—
Other amortization	5	5	(2)	(1)
Net periodic defined benefit plan expense	147	123	21	20
Defined contribution plans	45	43	—	—
Total retirement plan expense	$192	$166	$21	$20
(1) See Note 19

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

Prior to December 31, 2012, the Company used a June 30 measurement date for all defined benefit plans.  As a result of the change in fiscal year end (see Note 1), the Company changed its measurement date for all defined benefit plans to December 31 effective in the transition period ended December 31, 2012.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the year ended December 31, 2013 and the six months ended December 31, 2012:

	Pension Benefits		Postretirement Benefits
	December 31 2013	December 31 2012	December 31 2013	December 31 2012
	(In millions)		(In millions)
Benefit obligation, beginning	$2,954	$3,095	$208	$305
Service cost	84	44	5	4
Interest cost	114	61	7	6
Actuarial loss (gain)	(236)	(4)	(34)	7
Employee contributions	2	1	—	—
Curtailments	—	(12)	—	—
Settlements	—	(204)	—	—
Benefits paid	(119)	(53)	(12)	(5)
Plan amendments	(1)	—	—	(109)
Actual expenses	(2)	(1)	—	—
Foreign currency effects	18	27	—	—
Benefit obligation, ending	$2,814	$2,954	$174	$208

Fair value of plan assets, beginning	$2,174	$2,236	$—	$—
Actual return on plan assets	222	161	—	—
Employer contributions	50	31	12	5
Employee contributions	2	1	—	—
Settlements	—	(224)	—	—
Benefits paid	(119)	(53)	(12)	(5)
Actual expenses	(2)	(1)	—	—
Foreign currency effects	14	23	—	—
Fair value of plan assets, ending	$2,341	$2,174	$—	$—

Funded status	$(473)	$(780)	$(174)	$(208)

Prepaid benefit cost	$63	$52	$—	$—
Accrued benefit liability – current	(15)	(14)	(11)	(13)
Accrued benefit liability – long-term	(521)	(818)	(163)	(195)
Net amount recognized in the balance sheet	$(473)	$(780)	$(174)	$(208)

Included in accumulated other comprehensive income for pension benefits at December 31, 2013, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $1 million, unrecognized prior service cost of $6 million, and unrecognized actuarial loss of $589 million.  The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2014 is $3 million and $35 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for postretirement benefits at December 31, 2013, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $106 million and unrecognized actuarial loss of $28 million.  Prior service credit of $18 million and actuarial loss of $1 million included in accumulated other comprehensive income are expected to be recognized in net periodic benefit cost during 2014.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Discount rate	3.9%	4.0%	3.6%	4.0%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
Rate of compensation increase	3.9%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Discount rate	4.6%	3.9%	4.4%	3.6%
Rate of compensation increase	3.9%	3.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.2 billion, $2.0 billion, and $1.6 billion, respectively as of December 31, 2013, and $2.4 billion, $2.2 billion, and $1.6 billion, respectively, as of December 31, 2012.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.1 billion, $1.9 billion, and $1.6 billion, respectively, as of December 31, 2013 and $2.4 billion, $2.2 billion, and $1.6 billion, respectively, as of December 31, 2012.  The accumulated benefit obligation for all pension plans as of December 31, 2013 and 2012, was $2.6 billion and $2.7 billion, respectively.

For postretirement benefit measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2013.  The rate was assumed to decrease gradually to 5% by 2022 and remain at that level thereafter. The credits used to fund certain retirees with Health Reimbursement Accounts are indexed up to a maximum of 3% per year.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligations	$4	$(4)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$221	$—	$—	$221
International companies	2	—	—	2
Equity mutual funds
Emerging markets	75	—	—	75
International	111	—	—	111
Large cap U.S.	419	—	—	419
Common collective trust funds
International equity	—	373	—	373
Large cap U.S. equity	—	51	—	51
Fixed income	—	437	—	437
Other	—	62	—	62
Debt instruments
Corporate bonds	—	422	—	422
U.S. Treasury instruments	134	—	—	134
U.S. government agency, state and local government bonds	—	32	—	32
Other	—	2	—	2
Total assets at fair value	$962	$1,379	$—	$2,341

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$182	$—	$—	$182
International companies	1	—	—	1
Equity mutual funds
Emerging markets	81	—	—	81
International	110	—	—	110
Large cap U.S.	386	—	—	386
Other	1	—	—	1
Common collective trust funds
International equity	—	406	—	406
Large cap U.S. equity	—	17	—	17
Fixed income	—	373	—	373
Other	—	47	—	47
Debt instruments
Corporate bonds	—	437	—	437
U.S. Treasury instruments	90	—	—	90
U.S. government agency, state and local government bonds	—	39	—	39
Other	—	4	—	4
Total assets at fair value	$851	$1,323	$—	$2,174

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2013(1)(2)	December 31 2012(2)

Equity securities	54%	52%
Debt securities	45%	47%
Other	1%	1%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 67% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 41% equity securities, 56% debt securities, and 3% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not hold any shares of Company common stock as of the December 31, 2013 and 2012 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $41 million to the pension plans and $11 million to the postretirement benefit plan during 2014.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)

2014	$117	$11
2015	121	11
2016	125	11
2017	130	11
2018	136	12
2019 – 2023	776	64

Note 17.     Shareholders' Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2013 and 2012, the Company had approximately 57.5 million shares of its common shares in treasury.  Treasury stock of $1.6 billion at December 31, 2013 and December 31, 2012, is recorded at cost as a reduction of common stock.

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the year ended December 31, 2013:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)

Balance at December 31, 2012	$136	$4	$(590)	$—	$(450)

Other comprehensive income before reclassifications	131	(35)	354	(157)	293
Amounts reclassified from AOCI	—	37	60	157	254
Tax effect	2	(1)	(154)	(1)	(154)
Net of tax amount	133	1	260	(1)	393
Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Shareholders' Equity (Continued)

Amount reclassified from AOCI
	Year Ended	Affected line item in the consolidated
Details about AOCI components	December 31, 2013	statement of earnings
(In millions)

Deferred loss (gain) on hedging activities
	$41	Cost of products sold
	(1)	Other income/expense
	1	Interest expense
	(4)	Revenues
	37	Total before tax
	(14)	Tax on reclassifications
	$23	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(15)
Actuarial losses	75
	60	Total before tax
	(23)	Tax on reclassifications
	$37	Net of tax

Unrealized loss on investments
	$157	Asset impairment, exit, and restructuring costs
	(3)	Tax on reclassifications
	$154	Net of tax

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International, an 80% owned global merchant of agricultural commodities and processed products.  The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company LLC joint venture and GrainCorp dividends.  In December 2012, the Company sold its equity investment in Gruma S.A.B. de C.V.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant activities and captive insurance.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest cost net of investment income.  Corporate results also include the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries except during the calendar year 2012 when the put options related to these interests expired and the results were included in noncontrolling interest.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Gross revenues
Oilseeds Processing	$38,490	$38,382	$19,465	$18,073	$36,990	$32,011
Corn Processing	13,299	11,946	6,223	6,564	12,287	10,102
Agricultural Services	46,950	49,063	25,487	24,115	47,691	45,167
Other	515	303	151	136	288	265
Intersegment elimination	(9,450)	(9,135)	(4,597)	(3,680)	(8,218)	(6,869)
Total	$89,804	$90,559	$46,729	$45,208	$89,038	$80,676

Intersegment revenues
Oilseeds Processing	$3,607	$2,952	$1,413	$736	$2,275	$2,103
Corn Processing	160	116	56	113	173	194
Agricultural Services	5,470	5,904	3,046	2,751	5,609	4,417
Other	213	163	82	80	161	155
Total	$9,450	$9,135	$4,597	$3,680	$8,218	$6,869

Revenues from external customers
Oilseeds Processing	$34,883	$35,430	$18,052	$17,337	$34,715	$29,908
Corn Processing	13,139	11,830	6,167	6,451	12,114	9,908
Agricultural Services	41,480	43,159	22,441	21,364	42,082	40,750
Other	302	140	69	56	127	110
Total	$89,804	$90,559	$46,729	$45,208	$89,038	$80,676

Depreciation
Oilseeds Processing	$237	$233	$113	$108	$228	$215
Corn Processing	325	332	165	178	345	399
Agricultural Services	220	197	99	90	188	183
Other	5	4	2	2	4	5
Corporate	40	32	17	13	28	25
Total	$827	$798	$396	$391	$793	$827

Long-lived asset abandonments and write-downs(1)
Oilseeds Processing	$4	$1	$—	$—	$1	$2
Corn Processing	62	23	—	337	360	—
Agricultural Services	3	2	—	—	2	—
Corporate	15	4	—	—	4	—
Total	$84	$30	$—	$337	$367	$2

(1) See Note 19 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Interest income
Oilseeds Processing	$36	$37	$18	$16	$35	$28
Corn Processing	3	2	1	—	1	—
Agricultural Services	47	30	18	10	22	23
Other	12	18	11	14	21	46
Corporate	4	22	11	22	33	39
Total	$102	$109	$59	$62	$112	$136

Equity in earnings of affiliates
Oilseeds Processing	$261	$193	$96	$129	$226	$213
Corn Processing	98	103	49	53	107	83
Agricultural Services	64	104	49	55	110	230
Other	1	—	—	—	—	9
Corporate	(13)	76	61	14	29	7
Total	$411	$476	$255	$251	$472	$542

Operating Profit
Oilseeds Processing	$1,473	$1,620	$747	$429	$1,302	$1,690
Corn Processing	814	278	71	54	261	1,079
Agricultural Services	380	779	395	563	947	1,323
Other	41	91	93	17	15	39
Total operating profit	2,708	2,768	1,306	1,063	2,525	4,131
Corporate	(684)	(787)	(309)	(282)	(760)	(1,116)
Earnings before income taxes	$2,024	$1,981	$997	$781	$1,765	$3,015

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2013	2012
Investments in and advances to affiliates
Oilseeds Processing	$2,120	$1,889
Corn Processing	431	505
Agricultural Services	302	297
Other	24	18
Corporate	463	461
Total	$3,340	$3,170

Identifiable assets
Oilseeds Processing	$15,408	$15,856
Corn Processing	6,558	6,649
Agricultural Services	12,358	14,201
Other	6,408	5,912
Corporate	3,020	2,518
Total	$43,752	$45,136

	Year Ended	Six Months Ended
	December 31
	2013	2012
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$302	$259
Corn Processing	317	169
Agricultural Services	239	182
Other	1	—
Corporate	88	31
Total	$947	$641

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Segment and Geographic Information (Continued)

Geographic information:  The following geographic data include revenues attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the net book value of property, plant, and equipment.

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2013	2012	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Revenues
United States	$41,427	$47,136	$25,033	$24,490	$46,593	$42,390
Switzerland	10,467	9,452	4,991	5,237	9,698	8,413
Germany	10,029	9,585	4,450	4,521	9,656	6,217
Other Foreign	27,881	24,386	12,255	10,960	23,091	23,656
	$89,804	$90,559	$46,729	$45,208	$89,038	$80,676

(In millions)	December 31
	2013	2012
Long-lived assets
United States	$7,192	$7,287
Foreign	2,945	2,836
	$10,137	$10,123

Note 19.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs. There were no significant asset impairment, exit, and restructuring costs recognized in the fiscal year ended June 30, 2011.

(In millions)	Year Ended December 31		Six Months Ended December 31		Year Ended June 30
	2013	2012	2012	2011	2012
		(Unaudited)		(Unaudited)

Employee-related costs (1)	$—	$71	$—	$—	$71
Asset impairment charge - equity method investment (2)	—	146	146	—	—
Asset impairment charge - equity securities(3)	166	12	—	13	25
Asset impairment charge - goodwill (4)	9	—	—	—	—
Asset impairments (5)	84	14	—	339	353
Total asset impairment, exit, and restructuring costs	$259	$243	$146	$352	$449

(1)
These costs primarily consist of $37 million of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension and postretirement remeasurement charges triggered by an amendment of the Company's U.S. plans due to the voluntary early retirement program.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Asset Impairment, Exit, and Restructuring Costs (Continued)

(2)
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

(3)
Asset impairment charge - equity securities for the fiscal year ended December 31, 2013 consist of other-than-temporary impairment charges of $155 million on the Company's GrainCorp investment in the Agricultural Services segment and $11 million on one other available for sale security in Corporate. Asset impairment charge - equity securities for the year ended December 31, 2012, the six months ended December 31, 2011, and the year ended June 30, 2012 consist of other-than-temporary investment writedowns in Corporate.

(4)	The Company recognized a goodwill impairment charge related to its Brazilian sugar milling business in the Corn Processing segment for the fiscal year ended December 31, 2013.

(5)
Asset impairments for the fiscal year ended December 31, 2013 consist of property, plant, and equipment asset impairments of $4 million in the Oilseeds Processing segment, $62 million in the Corn Processing segment, $3 million in the Agricultural Services segment, and $15 million in Corporate. Asset impairments for the year ended December 31, 2012 consist of asset impairment charges and other costs primarily related to the exit of the Walhalla, ND ethanol facility in the Corn Processing segment. Asset impairments for the six months ended December 31, 2011 consist of asset impairment charges and other costs related to the exit of the Clinton, IA, bioplastics facility in the Corn Processing segment. Asset impairment charges for the fiscal year ended June 30, 2012 consist of asset impairment charges and other costs of $349 million related to the exit of the Clinton, IA, bioplastics and Walhalla, ND, ethanol facilities in the Corn Processing segment and other facility exit-related costs of $4 million in Corporate.

Asset impairment, exit, and restructuring costs of $259 million in the year ended December 31, 2013 was comprised of other-than-temporary impairment charges of $155 million on the Company's GrainCorp investment and $11 million on one other available for sale security, asset impairment charges of $51 million related to the Company's Brazilian sugar milling business, and other impairment charges principally for certain property, plant and equipment assets totaling $42 million.

The Company recorded charges of $339 million in the Corn Processing segment related to the impairment of its Clinton, IA, bioplastics facility’s property, plant, and equipment and inventories.  In addition, the Company recognized an other-than-temporary impairment charge of $13 million in Corporate related to its investment in Metabolix, Inc.

During the quarter ended March 31, 2012, the Company recorded in its Corn Processing segment $14 million in facility exit and other related costs related to the closure of its ethanol facility in Walhalla, ND, which was partially offset by a $4 million recovery of prior quarter bioplastic-related charges.  In addition, the Company incurred $4 million of facility exit and other related costs in Corporate.

During the quarter ended June 30, 2012, the Company recognized an other-than-temporary impairment charge of $12 million in Corporate related to its investment in Global Biochem.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Sale of Accounts Receivable

Since March 2012, the Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Receivables uses the cash proceeds from the transfer of receivables to the Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At December 31, 2013, and 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. The Program terminates on June 28, 2014, unless extended.

As of December 31, 2013, the fair value of trade receivables transferred to the Purchasers under the Program and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer, the Company received cash of $1.1 billion and recorded a $0.8 billion receivable for deferred consideration included in other current assets.  Cash collections from customers on receivables sold were $39.8 billion, $30.8 billion, $21.9 billion, and $8.9 billion for the years ended December 31, 2013 and 2012, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively.  All of the cash collections from customers on receivables sold were applied to the deferred consideration. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the years ended December 31, 2013 and 2012, the six months ended December 31, 2012, and the year ended June 30, 2012 resulted in an expense for the loss on sale of $4 million, $8 million, $4 million, and $4 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Program as operating activities in its consolidated statements of cash flows because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Legal Proceedings, Guarantees, and Commitments

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability, and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Beginning in August 2008, the Company engaged outside counsel and other advisers to conduct a comprehensive review, under the U.S. Foreign Corrupt Practices Act ("FCPA") and other U.S. and foreign laws, of certain transactions conducted by the Company and its affiliates and joint ventures.  The Company voluntarily disclosed this matter to the U.S. Department of Justice ("DOJ"), the U.S. Securities and Exchange Commission ("SEC"), and certain foreign regulators in March 2009, and since then the Company has provided periodic updates to these agencies.  On December 20, 2013, the Company reached a comprehensive settlement with the DOJ and the SEC to resolve these matters. Under the settlement, the Company entered into a non-prosecution agreement with the DOJ and a consent decree with the SEC and agreed with these agencies to monetary relief totaling approximately $54 million, the amount for which the Company established a reserve and included in its selling, general, and administrative expenses for the year ended December 31, 2013. The $54 million in monetary relief includes $36 million in disgorgement and prejudgment interest paid by the Company to the SEC, and a $18 million fine paid by Alfred C. Toepfer International Ukraine Ltd. (“ACTI Ukraine”), a majority owned subsidiary of the Company, to the DOJ. As part of the comprehensive settlement, ACTI Ukraine also entered a guilty plea to one count of conspiracy to violate the anti-bribery provisions of the FCPA in the U.S. District Court for the Central District of Illinois. Alfred C. Toepfer International G.m.b.H. has also agreed to pay a fine of $1 million to German authorities in connection with this matter which is included in the Company's selling, general, and administrative expenses for the year ended December 31, 2013.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $37 million at December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited)

	Quarter
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2013
Revenues	$21,727	$22,541	$21,393	$24,143	$89,804
Gross Profit	756	807	1,156	1,170	3,889
Net Earnings Attributable to Controlling Interests	269	223	476	374	1,342
Basic Earnings Per Common Share	0.41	0.34	0.72	0.57	2.03
Diluted Earnings Per Common Share	0.41	0.34	0.72	0.56	2.02

	Quarter		Six Months
	September 30	December 31	Ended
	(In millions, except per share amounts)
Transition Period Ended December 31, 2012
Revenues	$21,808	$24,921	$46,729
Gross Profit	806	996	1,802
Net Earnings Attributable to Controlling Interests	182	510	692
Basic Earnings Per Common Share	0.28	0.77	1.05
Diluted Earnings Per Common Share	0.28	0.77	1.05

	Quarter
	September 30	December 31	March 31	June 30	Year
	(In millions, except per share amounts)
Fiscal Year Ended June 30, 2012
Revenues	$21,902	$23,306	$21,155	$22,675	$89,038
Gross Profit	1,034	813	1,008	813	3,668
Net Earnings Attributable to Controlling Interests	460	80	399	284	1,223
Basic Earnings Per Common Share	0.68	0.12	0.60	0.43	1.84
Diluted Earnings Per Common Share	0.68	0.12	0.60	0.43	1.84

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interests for the first quarter of the fiscal year ended December 31, 2013 include an after-tax FCPA charge of $17 million (equal to $0.03 per share) as discussed in Note 21. Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2013 include an after-tax FCPA charge of $20 million (equal to $0.03 per share) as discussed in Note 21 and an after-tax loss on Australian dollar foreign exchange hedges of $32 million (equal to $0.05 per share) as discussed in Note 13. Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2013 include an after-tax gain on Australian dollar foreign exchange hedges of $16 million (equal to $0.02 per share) as discussed in Note 13, after-tax asset impairment charges related to certain fixed assets of $8 million (equal to $0.01 per share) as discussed in Note 19, and an after-tax other-than-temporary writedown of an investment of $7 million (equal to $0.01 per share) as discussed in Note 19. Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2013 include an after-tax loss on Australian dollar foreign exchange hedges of $9 million (equal to $0.01 per share) as discussed in Note 13, after-tax asset impairment charges related to certain fixed assets of $61 million (equal to $0.09 per share), as discussed in Note 19, an after-tax goodwill impairment charge of $9 million (equal to $0.02 per share) as discussed in Note 19, an after-tax other-than-temporary writedown of GrainCorp of $155 million (equal to $0.23 per share) as discussed in Note 19, other after-tax GrainCorp-related charges of $3 million (equal to $0.01 per share), valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share), income tax benefit recognized in the current period of $84 million (equal to $0.13 per share) related to biodiesel blending credits in prior periods, effective tax rate adjustment of $21 million (equal to $0.03 per share) due to the change in annual effective tax rate on prior year-to-date earnings, and other after-tax charges of $3 million (equal to $0.01 per share).

Net earnings attributable to controlling interests for the first quarter of the transition period ended December 31, 2012 include an after-tax asset impairment charge related to the Gruma investment writedown of $107 million (equal to $0.16 per share) as discussed in Note 19.  Net earnings attributable to controlling interests for the second quarter of the transition period ended December 31, 2012 include an after-tax gain of $49 million (equal to $0.07 per share) related to the Company’s interest in GrainCorp, an after-tax gain of $24 million (equal to $0.04 per share) related to the sale of certain of the Company’s exchange membership interests, and an after-tax charge of $44 million (equal to $0.07 per share) related to pension settlements.

Net earnings attributable to controlling interests for the second and third quarters of the fiscal year ended June 30, 2012 include after-tax exit costs and asset impairment charges related primarily to the bioplastics facility and global workforce reduction program of $222 million and $52 million (equal to $0.33 and $0.08 per share), respectively as discussed in Note 19.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013, the six-month period ended December 31, 2012, and the years ended June 30, 2012 and 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, the six-month period ended December 31, 2012, and the years ended June 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited Archer-Daniels-Midland Company’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013, the six-month period ended December 31, 2012, and the years ended June 30, 2012 and 2011, of Archer-Daniels-Midland Company, and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 26, 2014

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of December 31, 2013.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.  That report is included herein.

/s/ Patricia A. Woertz Patricia A. Woertz Chairman and Chief Executive Officer	/s/ Ray G. Young Ray G. Young Senior Vice President & Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 1, 2014 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	53

Ben I. Bard	Vice President and Global Chief Compliance officer since January 2014. Ethics and Compliance Counsel at the Coca-Cola Company from 2006 to January 2014.	40

Mark A. Bemis	Senior Vice President and President, Corn Processing business unit since December 2010. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling, and Other business unit from September 2009 to December 2010. President of ADM Cocoa from September 2001 to September 2009.	53

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006.	56

Cynthia Ervin	Assistant Secretary and Assistant General Counsel since 2013. Senior counsel or attorney from 2006 to 2013.	47

D. Cameron Findlay	Senior Vice President, General Counsel & Secretary since July 2013. Senior Vice President, General Counsel and Secretary of Medtronic, Inc. from 2009 to June 2013. Executive Vice President and General Counsel at Aon Corporation from 2003 to 2009.	54

Stuart E. Funderburg	Assistant Secretary and Associate General Counsel since November 2012. Assistant Secretary and Assistant General Counsel from November 2008 to November 2012. Corporate Counsel from October 2001 to November 2008.	50

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	61

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations. Vice President and Director-Group Operations Oilseeds Processing division from December 2005 to November 2008.	53

Matthew J. Jansen	Senior Vice President of the Company since December 2010. President, Oilseeds Processing business unit since February 2010. Vice President of the Company from January 2003 to December 2010. President, Grain Operations from August 2006 to February 2010.	47

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations. Vice President-Corn Processing Operations from March 1999 to November 2008.	66

Mark L. Kolkhorst	Vice President of the Company since December 2010. President of ADM Milling since August 2013. President, Milling and Alliance Nutrition from March 2012 to August 2013. President, Milling and Cocoa from December 2010 to March 2012. President of ADM Milling from September 2007 to November 2010. President of Specialty Feed Ingredients from June 2005 to September 2007.	49

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Domingo A. Lastra	Vice President of the Company since September 2009. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. since December 2012. Vice President, Business Growth from August 2011 to December 2012. President, South American Operations from August 2006 to August 2011.	45

Juan R. Luciano	President and Chief Operating Officer since February 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010.	52

Michael Lusk	Vice President of the Company since November 1999, with responsibility for the Company’s Captive Insurance operations.	64

Vikram Luthar	Group Vice President, Finance since January 2012. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012. Vice President and Treasurer of the Company from November 2004 to August 2010.	47

Douglas R. Ostermann	Vice President and Treasurer of the Company since January 2012. Assistant Treasurer of the Company from November 2009 to December 2011. Various global treasury management positions since 2004.	46

Victoria Podesta	Vice President of the Company since May 2007. Chief Communications Officer since December 2010.	57

Ismael Roig	Vice President of the Company since December 2004. President, Asia Pacific since August 2011. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	46

Marc A. Sanner	Vice President and General Auditor of the Company since November 2008. Assistant Controller from January 2003 to November 2008.	61

John P. Stott	Vice President and Controller of the Company since December 2006. Operations Controller from July 2005 to December 2006. Finance Director-Europe from January 2001 to July 2005.	46

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010. Managing Director, European Oilseeds from September 2007 to September 2009.	48

Gary L. Towne	Vice President of the Company since September 2009. President, Ethanol and Risk Management since February 2013. Vice President, Corn Processing from October 2012 to February 2013. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from September 2009 to October 2012. Manager, Global Risk from August 2007 to September 2009. Vice President, Corn Processing from July 2000 to August 2007.	58

Patricia A. Woertz	Chairman of the Board & Chief Executive Officer since February 2014. Chairman of the Board, Chief Executive Officer & President from February 2007 to February 2014. Chief Executive Officer & President from May 2006 to February 2007.	60

Ray G. Young	Senior Vice President of the Company since November 2010. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010.	52

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2013,” “Outstanding Equity Awards at Fiscal 2013 Year-End,” “Option Exercises and Stock Vested During Fiscal 2013,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2013” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 1, 2014, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 1, 2014, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 1, 2014, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 1, 2014, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
June 30, 2011	$97	9	(12)	6	$100
June 30, 2012	$100	13	(13)	(8)	$92
December 31, 2012	$92	8	(8)	(5)	$87
December 31, 2013	$87	35	(39)	(2)	$81

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

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

(i)
Indenture dated June 1, 1986, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-6721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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
the $1,000,000,000 – 5.765% Debentures due March 1, 2041, and
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

(ii)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended and restated.

(iii)
The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(iv)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

(v)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(vi)
The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2002 (File No. 1-44)).

(vii)
Agreement Regarding Terms of Employment dated April 27, 2006 with Patricia A. Woertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on May 1, 2006.

(viii)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2009).

(ix)
Form of Stock Option Agreement for non-NEO employees (U.S.) (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013).

(x)
Form of Restricted Stock Unit Award Agreement for non-NEO employees (U.S.) (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013).

(xi)	Form of Stock Option Agreement for NEOs (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013).

(xii)	Form of Restricted Stock Unit Award Agreement for NEOs (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013.

(xiii)
Form of Stock Option Agreement for international employees (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013.

(xiv)
Form of Restricted Stock Unit Award Agreement for international employees (incorporated by reference to Exhibit 10(vi) to the Company Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013.

(xv)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(vii) to the Company Quarterly Report on Form 10-Q (File No. 1-44) for the quarter ended March 31, 2013.

(xvi)	Form of Performance Share Unit Award Agreement for grant to J. Luciano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on March 25, 2011).

(xvii)
Form of Performance Share Unit Award Agreement for grant to M. Jansen (incorporated by reference to Exhibit 10(xxvi) to the Company’s Transition Report on Form 10-KT (File No. 1-44) for the period ended December 31, 2012.

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

Date: February 26, 2014

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ D. E. Felsinger
P. A. Woertz*,	D. E. Felsinger*,
Chairman, Chief Executive Officer, and Director	Director
(Principal Executive Officer)
/s/ A. Maciel
/s/ R. G. Young	A. Maciel*,
R. G. Young	Director
Senior Vice President and
Chief Financial Officer	/s/ P. J. Moore
(Principal Financial Officer)	P. J. Moore*,
Director
/s/ J. P. Stott
J. P. Stott	/s/ T. F. O’Neill
Vice President and Controller	T. F. O’Neill*,
(Controller)	Director

/s/ A. L. Boeckmann	/s/ Daniel Shih
A. L. Boeckmann*,	D. Shih*,
Director	Director

/s/ M. H. Carter	/s/ K. R. Westbrook
M. H. Carter*,	K. R. Westbrook*,
Director	Director

/s/ T. K. Crews	/s/ D. C. Findlay
T. K. Crews*,	D. C. Findlay
Director	Attorney-in-Fact

/s/ P. Dufour
P. Dufour*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.