Form 10-Q
period 2014-03-31
ARCHER DANIELS MIDLAND CO
filed 2014-05-02
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Common Stock, no par value – 654,466,859 shares
(April 30, 2014)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)

Revenues	$20,696	$21,727
Cost of products sold	20,021	20,971
Gross Profit	675	756

Selling, general, and administrative expenses	393	436
Interest expense	93	106
Equity in earnings of unconsolidated affiliates	(132)	(137)
Interest income	(22)	(27)
Other (income) expense – net	(23)	3
Earnings Before Income Taxes	366	375

Income taxes	98	105
Net Earnings Including Noncontrolling Interests	268	270

Less: Net earnings (losses) attributable to noncontrolling interests	1	1

Net Earnings Attributable to Controlling Interests	$267	$269

Average number of shares outstanding – basic	660	661

Average number of shares outstanding – diluted	663	662

Basic and diluted earnings per common share	$0.40	$0.41

Dividends per common share	$0.24	$0.19

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)

Net earnings including noncontrolling interests	$268	$270
Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	(154)
Tax effect	1	3
Net of tax amount	(34)	(151)

Pension and other postretirement benefit liabilities adjustment	6	21
Tax effect	(2)	(1)
Net of tax amount	4	20

Deferred gain (loss) on hedging activities	(97)	11
Tax effect	33	(4)
Net of tax amount	(64)	7

Unrealized gain (loss) on investments	(10)	(37)
Tax effect	3	11
Net of tax amount	(7)	(26)
Other comprehensive income (loss)	(101)	(150)
Comprehensive income including noncontrolling interests	167	120

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(8)

Comprehensive income attributable to controlling interests	$166	$128

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	March 31,	December 31,
(In millions)	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,083	$3,121
Short-term marketable securities	452	433
Segregated cash and investments	4,211	3,961
Trade receivables	2,779	3,224
Inventories	11,394	11,441
Other current assets	6,307	6,350
Total Current Assets	26,226	28,530

Investments and Other Assets
Investments in and advances to affiliates	3,382	3,340
Long-term marketable securities	537	508
Goodwill and other intangible assets	758	759
Other assets	439	478
Total Investments and Other Assets	5,116	5,085

Property, Plant, and Equipment
Land	408	408
Buildings	4,881	4,877
Machinery and equipment	17,524	17,472
Construction in progress	819	773
	23,632	23,530
Accumulated depreciation	(13,530)	(13,393)
Net Property, Plant, and Equipment	10,102	10,137

Total Assets	$41,444	$43,752

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$300	$358
Trade payables	3,653	4,513
Payables to brokerage customers	5,084	4,832
Accrued expenses and other payables	4,399	4,790
Current maturities of long-term debt	20	1,165
Total Current Liabilities	13,456	15,658

Long-Term Liabilities
Long-term debt	5,353	5,347
Deferred income taxes	1,480	1,448
Other	1,093	1,105
Total Long-Term Liabilities	7,926	7,900

Shareholders’ Equity
Common stock	5,995	6,136
Reinvested earnings	14,186	14,077
Accumulated other comprehensive income (loss)	(158)	(57)
Noncontrolling interests	39	38
Total Shareholders’ Equity	20,062	20,194
Total Liabilities and Shareholders’ Equity	$41,444	$43,752

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$268	$270
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	219	227
Deferred income taxes	(66)	(6)
Equity in earnings of affiliates, net of dividends	(100)	(79)
Stock compensation expense	20	15
Pension and postretirement accruals (contributions), net	2	8
Deferred cash flow hedges	(97)	12
Other – net	(18)	(85)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(247)	(243)
Trade receivables	433	(146)
Inventories	28	1,386
Other current assets	189	81
Trade payables	(851)	(1,552)
Payables to brokerage customers	237	404
Accrued expenses and other payables	(375)	65
Total Operating Activities	(358)	357

Investing Activities
Purchases of property, plant, and equipment	(188)	(248)
Proceeds from sales of property, plant, and equipment	6	10
Net assets of businesses acquired	—	(16)
Purchases of marketable securities	(362)	(115)
Proceeds from sales of marketable securities	321	506
Distributions from affiliates	78	31
Other – net	—	1
Total Investing Activities	(145)	169

Financing Activities
Long-term debt borrowings	1	17
Long-term debt payments	(1,154)	(250)
Net borrowings (payments) under lines of credit agreements	(63)	(441)
Purchases of treasury stock	(175)	—
Cash dividends	(158)	(125)
Other – net	14	7
Total Financing Activities	(1,535)	(792)

Decrease in cash and cash equivalents	(2,038)	(266)
Cash and cash equivalents beginning of period	3,121	1,714

Cash and cash equivalents end of period	$1,083	$1,448

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194
Comprehensive income
Net earnings			267		1
Other comprehensive income (loss)				(101)
Total comprehensive income						167
Cash dividends paid- $0.24 per share			(158)			(158)
Treasury stock purchases	(4)	(175)				(175)
Stock compensation expense		20				20
Other		14				14
Balance March 31, 2014	655	$5,995	$14,186	$(158)	$39	$20,062

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 2013.

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

Adoption of New Accounting Standards

Effective January 1, 2014, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires the Company to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or if the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with deferred tax assets. The adoption of this amended guidance does not have an impact on the Company's financial results.

Effective January 1, 2014, the Company adopted the amended guidance of ASC Topic 830, Foreign Currency Matters (Topic 830), which requires the Company to transfer currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The adoption of this amended guidance did not have an impact on the Company's current period results. If the Company disposes all or part of a qualifying foreign entity, it will be required to release the portion of cumulative translation adjustment applicable to the disposed entity.

Effective January 1, 2014, the Company adopted the amended guidance of ASC Topic 405, Liabilities, which addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount under the arrangement is fixed at the reporting date. The amended guidance aims to resolve diversity in practice among companies that are subject to joint and several liabilities. The retrospective adoption of this amended guidance did not have an impact on current and prior period results and is not expected to have any material impact on the Company's financial results.

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements at March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,774	$1,871	$6,645
Unrealized derivative gains:
Commodity contracts	—	743	252	995
Foreign exchange contracts	—	132	—	132
Interest rate contracts	—	1	—	1
Cash equivalents	506	—	—	506
Marketable securities	851	86	—	937
Segregated investments	1,656	—	—	1,656
Deferred receivables consideration	—	573	—	573
Total Assets	$3,013	$6,309	$2,123	$11,445

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$491	$320	$811
Foreign exchange contracts	2	138	—	140
Interest rate contracts	—	5	—	5
Inventory-related payables	—	463	27	490
Total Liabilities	$2	$1,097	$347	$1,446

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,247	$1,812	$6,059
Unrealized derivative gains:
Commodity contracts	31	540	279	850
Foreign exchange contracts	30	88	—	118
Interest rate contracts	—	1	—	1
Cash equivalents	2,518	—	—	2,518
Marketable securities	881	26	—	907
Segregated investments	1,707	—	—	1,707
Deferred receivables consideration	—	757	—	757
Total Assets	$5,167	$5,659	$2,091	$12,917

Liabilities:
Unrealized derivative losses:
Commodity contracts	$45	$343	$261	$649
Foreign exchange contracts	—	166	—	166
Interest rate contracts	—	9	—	9
Inventory-related payables	—	708	34	742
Total Liabilities	$45	$1,226	$295	$1,566

Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company's inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified as Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense – net. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs. This amount is reflected in other current assets on the consolidated balance sheet (see Notes 5 and 12). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014.

	Level 3 Fair Value Asset Measurements at
	March 31, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in unrealized gains included in cost of products sold*	(166)	98	(68)
Purchases	4,103	—	4,103
Sales	(3,894)	—	(3,894)
Settlements	—	(180)	(180)
Transfers into Level 3	127	62	189
Transfers out of Level 3	(111)	(7)	(118)
Ending balance, March 31, 2014	$1,871	$252	$2,123

* Includes increase in unrealized gains of $222 million relating to Level 3 assets still held at March 31, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014.

	Level 3 Fair Value Liability Measurements at
	March 31, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in unrealized losses included in cost of products sold*	7	225	232
Purchases	4	—	4
Sales	(18)	—	(18)
Settlements	—	(212)	(212)
Transfers into Level 3	—	66	66
Transfers out of Level 3	—	(20)	(20)
Ending balance, March 31, 2014	$27	$320	$347

* Includes increase in unrealized losses of $228 million relating to Level 3 liabilities still held at March 31, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013.

	Level 3 Fair Value Asset Measurements at
	March 31, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2012	$1,745	$143	$1,888
Total increase (decrease) in unrealized gains included in cost of products sold*	(697)	136	(561)
Purchases	4,684	—	4,684
Sales	(3,700)	—	(3,700)
Settlements	—	(96)	(96)
Transfers into Level 3	40	48	88
Transfers out of Level 3	(50)	(8)	(58)
Ending balance, March 31, 2013	$2,022	$223	$2,245

* Includes increase in unrealized gains of $130 million relating to Level 3 assets still held at March 31, 2013.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013.

	Level 3 Fair Value Liability Measurements at
	March 31, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2012	$33	$138	$171
Total increase (decrease) in unrealized losses included in cost of products sold*	10	118	128
Purchases	176	—	176
Sales	(4)	—	(4)
Settlements	—	(102)	(102)
Transfers into Level 3	1	23	24
Transfers out of Level 3	—	(6)	(6)
Ending balance, March 31, 2013	$216	$171	$387

* Includes increase in unrealized losses of $117 million relating to Level 3 liabilities still held at March 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Fair Value Measurements (Continued)

For all periods presented, the Company had no transfers between Level 1 and 2. Transfers into Level 3 of assets and liabilities previously classified in Level 2 were due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts rising above the 10% threshold. Transfers out of Level 3 were primarily due to the relative value of unobservable inputs to the total fair value measurement of certain products and derivative contracts falling below the 10% threshold and thus permitting reclassification to Level 2.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company's Level 3 valuations as of March 31, 2014 and December 31, 2013. The Company's Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of March 31, 2014 is a weighted average 20.3% of the total price for assets and 22.1% for liabilities.

	Weighted Average % of Total Price
	March 31, 2014		December 31, 2013
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	20.3%	22.1%	21.9%	13.2%
Transportation cost	13.2%	—%	12.3%	—%

Commodity Derivative Contracts
Basis	13.9%	17.0%	22.8%	17.6%
Transportation cost	9.5%	11.5%	32.5%	12.3%

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

Derivatives Not Designated as Hedging Instruments

The majority of the Company's derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and physical purchase or sale contracts, are stated at market value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$132	$140	$118	$166
Interest Contracts	1	1	1	—
Commodity Contracts	995	811	850	649
Total	$1,128	$952	$969	$815

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(In millions)

Interest Contracts
Interest expense	$—	$0
Other income (expense) – net	0	0

FX Contracts
Revenues	$(6)	$73
Cost of products sold	44	(1)
Other income (expense) – net	(9)	(45)

Commodity Contracts
Cost of products sold	$(912)	$68
Total gain (loss) recognized in earnings	$(883)	$95

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Derivative Instruments and Hedging Activities (Continued)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2014 and December 31, 2013, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At March 31, 2014, the Company has $4 million in accrued expenses and payables representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of March 31, 2014, the Company has $80 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 51% of its monthly anticipated grind.  At March 31, 2014, the Company has designated hedges representing between 0% and 71% of its anticipated monthly grind of corn for the next 21 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  Prior to the quarter ended March 31, 2014, the Company had established a hedging program for ethanol sales contracts that are indexed to unleaded gasoline prices. During the quarter ended March 31, 2014, the Company added a hedging program for ethanol sales contracts that are indexed to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 8 million and 92 million gallons of ethanol sales per month under these programs.  For the next 12 months, the Company has designated hedges representing between 0 and 121 million gallons of ethanol sales per month.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	—	4	0	9
Total	$—	$4	$0	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2014 and 2013.

		Three months ended
	Consolidated Statement of Earnings Locations	March 31,
		2014	2013
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$—	$0
Interest Contracts	Interest expense	—	0
Commodity Contracts	Cost of products sold	(4)	(2)
	Revenues	(27)	(1)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(23)	—
	Cost of products sold	20	(42)
Total amount recognized in earnings		$(34)	$(45)

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

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013
	(In millions)
Balance at December 31, 2013 and 2012	$5	$4
Unrealized gains (losses)	(128)	9
Losses (gains) reclassified to earnings	31	3
Tax effect	33	(5)
Balance at March 31, 2014 and 2013	$(59)	$11

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

March 31, 2014
United States government obligations
Maturity less than 1 year	$370	$—	$—	$370
Maturity 1 to 5 years	89	—	—	89
Government–sponsored enterprise obligations
Maturity 1 to 5 years	15	—	—	15
Corporate debt securities
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	82	—	—	82
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	374	—	(10)	364
	$999	$—	$(10)	$989

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2013
United States government obligations
Maturity less than 1 year	$395	$—	$—	$395
Maturity 1 to 5 years	124	—	—	124
Government–sponsored enterprise obligations
Maturity 1 to 5 years	4	—	—	4
Corporate debt securities
Maturity 1 to 5 years	16	—	—	16
Other debt securities
Maturity less than 1 year	38	—	—	38
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	362	1	(2)	361
	$942	$1	$(2)	$941

Of the $10 million in unrealized losses at March 31, 2014, $8 million arose within the last 12 months and are related to the Company’s investment in two available-for-sale equity securities with a fair value of $359 million.  The market value of the Company's investment that has been in an unrealized loss position for 12 months or longer is $4 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2014	2013
	(In millions)

Unrealized gains on derivative contracts	$1,128	$969
Deferred receivables consideration	573	757
Customer omnibus receivable	1,367	1,298
Financing receivables - net (1)	525	576
Other current assets	2,714	2,750
	$6,307	$6,350

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers' production costs. The Company does not bear any of the costs or risks associated with the related growing crops. The receivables are largely collateralized by future crops and physical assets of the suppliers, carry a local market rate, and settle when the farmers' crops are harvested and sold. The amounts are reported net of allowances of $14 million and $15 million at March 31, 2014 and December 31, 2013, respectively. Changes in the allowance for the quarter ended March 31, 2014 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for adjustments of $2 million. Interest earned on financing receivables of $8 million and $9 million for the quarters ended March 31, 2014 and 2013, respectively, is included in interest income in the consolidated statements of earnings.

Note 6.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2014	2013
	(In millions)

Unrealized losses on derivative contracts	$956	$824
Accrued expenses and other payables	3,443	3,966
	$4,399	$4,790

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Debt and Financing Arrangements

As of December 31, 2013, the Company had outstanding $1.15 billion principal amount of convertible senior notes (the Notes) due in February 2014. On February 18, 2014, the Notes were repaid with available funds.

At March 31, 2014, the fair value of the Company’s long-term debt exceeded the carrying value by $1.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2014, the Company had lines of credit totaling $6.9 billion, of which $6.6 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at March 31, 2014.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of March 31, 2014, the Company utilized substantially all of its $1.5 billion facility under the Programs (see Note 12 for more information on the Programs).

Note 8.	Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2014 was 26.8% compared to 28.0% for the quarter ended March 31, 2013 due primarily to changes in the forecast of the geographic mix of pretax earnings.

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

The Company's wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of March 31, 2014, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $554 million. ADM do Brasil's tax return for 2005 was also audited and no assessment was received. The statute of limitations for 2005 and 2008 has expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional claims of approximately $37 million (based on currency exchange rates as of March 31, 2014).

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

ADM do Brasil filed an administrative appeal for each of the assessments. During the second quarter of fiscal 2011, the appeal panel found in favor of the BFRS on the 2004 assessment and ADM do Brasil filed a second level administrative appeal, which is still ongoing. In January of 2012, the appeal panel found in favor of the BFRS on the 2006 and 2007 assessments and ADM do Brasil filed a second level administrative appeal, which is still ongoing. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, further appeals are available in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Income Taxes (Continued)

The Company's subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $37 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2005, and estimates these potential assessments to be approximately $450 million (as of March 31, 2014 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

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

Note 9.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2014 and the reclassifications out of AOCI for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)
Other comprehensive income (loss) before reclassifications	(35)	(128)	1	(10)	(172)
Amounts reclassified from AOCI	—	31	5	—	36
Tax effect	1	33	(2)	3	35
Net current period other comprehensive income	(34)	(64)	4	(7)	(101)
Balance at March 31, 2014	$235	$(59)	$(326)	$(8)	$(158)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended
Details about AOCI components	March 31, 2014	March 31, 2013	Affected line item in the consolidated statement of earnings
	(In millions)

Deferred loss (gain) on hedging activities
	$4	$2	Cost of products sold
	27	1	Revenues
	31	3	Total before tax
	(11)	(1)	Tax
	$20	$2	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(4)
Actuarial losses	9	19
	5	15	Total before tax
	(2)	—	Tax
	$3	$15	Net of tax

Note 10.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)

Gain on sales of assets	$(23)	$(5)
Other – net	—	8
Other (Income) Expense - Net	$(23)	$3

Gain on sales of assets for the quarter ended March 31, 2014 includes gains on disposals and a de-consolidation of individually insignificant assets.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company's reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest cost net of investment income. Corporate results also include the after-tax elimination of income attributable to the minority shareholders of Toepfer.

For detailed information regarding the Company's reportable segments, see Note 18 to the consolidated financial statements included in the Company's Annual report on Form 10-K for the year ended December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Segment Information (Continued)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)

Gross revenues
Oilseeds Processing	$8,398	$8,712
Corn Processing	2,849	3,087
Agricultural Services	11,075	12,141
Other	146	87
Intersegment elimination	(1,772)	(2,300)
Total	$20,696	$21,727

Intersegment sales
Oilseeds Processing	$595	$569
Corn Processing	19	34
Agricultural Services	1,101	1,641
Other	57	56
Total	$1,772	$2,300

Revenues from external customers
Oilseeds Processing	$7,803	$8,143
Corn Processing	2,830	3,053
Agricultural Services	9,974	10,500
Other	89	31
Total	$20,696	$21,727

Segment operating profit
Oilseeds Processing	$334	$313
Corn Processing	196	153
Agricultural Services	153	151
Other	8	13
Total segment operating profit	691	630
Corporate	(325)	(255)
Earnings from continuing operations before taxes	$366	$375

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.1 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 27, 2014, unless extended.

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.4 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 20, 2015, unless extended.

Under the Program and Second Program (collectively, the "Programs"), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2014 and December 31, 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of March 31, 2014, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company's consolidated balance sheet was $2.0 billion. In exchange for the transfer, the Company received cash of $1.4 billion and recorded a $0.6 billion receivable for deferred consideration included in other current assets. Cash collections from customers on receivables sold were $10.6 billion and $9.8 billion for the three months ended March 31, 2014 and 2013, respectively. All of the cash collections from customers on receivables sold were applied to the deferred consideration. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company's customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

The Company's risk of loss following the transfer of accounts receivable under the Programs is limited to the deferred consideration outstanding. The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million during each of the three months ended March 31, 2014 and 2013, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the three months ended March 31, 2014 and 2013 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company's trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Subsequent Events

On April 15, 2014, the Company announced three significant actions in its portfolio management. The Company:

•	signed an agreement with The Mosaic Company to sell its fertilizer blending business in Brazil and Paraguay;

•	plans to pursue the sale of its chocolate processing assets while retaining the majority of the cocoa press operations; and

•	plans to acquire the remaining shares for full ownership of Alfred C. Toepfer International (Toepfer), currently an 80% owned global merchandiser of agricultural commodities and processed products.

The Company considered whether the fertilizer blending business should be classified as held for sale as of March 31, 2014, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting were not met.

The fertilizer sale and the Toepfer transaction are contingent on customary regulatory approvals.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services' grain sourcing, handling, and transportation network provides reliable and efficient services to the Company's customers and agricultural processing operations. Agricultural Services' transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans. The Agricultural Services segment includes the activities of Alfred C. Toepfer International (Toepfer), an 80% owned global merchant of agricultural commodities and processed products. The Agricultural Services segment also includes the Company's share of the results of its Kalama Export Company joint venture and returns associated with the Company's investment in GrainCorp.

Other includes the Company's remaining operations, primarily its financial business units, related principally to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income. Corporate results also include the after-tax elimination of income attributable to the minority shareholders of Toepfer.

Significant Portfolio Management Actions

On April 15, 2014, the Company announced three significant actions in its portfolio management. The Company:

•	signed an agreement with The Mosaic Company to sell its fertilizer blending business in Brazil and Paraguay;

•	plans to pursue the sale of its chocolate processing assets while retaining the majority of the cocoa press operations; and

•	plans to acquire the remaining shares for full ownership of Alfred C. Toepfer International (Toepfer), currently an 80% owned global merchandiser of agricultural commodities and processed products.

The Company considered whether the fertilizer blending business should be classified as held for sale as of March 31, 2014, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting were not met.

The fertilizer sale and the Toepfer transaction are contingent on customary regulatory approvals.

The Company believes these actions will help the Company continue to improve returns and create shareholder value.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company's Annual report on Form 10-K for the year ended December 31, 2013.

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

The Company measures the performance of its business segments using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, and cost per metric ton. The Company's operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company does not provide forward-looking information in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net earnings attributable to controlling interests was $267 million in the first quarter of 2014, similar to $269 million in the first quarter of 2013. Segment operating profit increased $61 million to $691 million, primarily due to improved ethanol results. Included in this quarter's segment operating profit was approximately $90 million of unrealized losses related to hedge timing effects; while segment operating profit in the prior year's quarter included approximately $40 million of unrealized losses related to hedge timing effects. These hedge timing effects represent hedge ineffectiveness on designated cash flow hedges and other mark-to-market timing impacts on certain cocoa and ethanol derivative contracts. Corporate charges increased $70 million to $325 million as a $125 million change in LIFO inventory reserves was partially offset by $12 million of lower net interest expense and the absence of the $25 million loss provision in last year's quarter related to the Foreign Corrupt Practices Act (FCPA) matter. Corporate results this quarter include a charge of $159 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $34 million in the first quarter of 2013.

Income taxes decreased $7 million due to lower earnings before income taxes and a lower effective tax rate. The Company's effective tax rate for the quarter ended March 31, 2014 was 26.8% compared to 28.0% for the quarter ended March 31, 2013 due primarily to changes in the forecast of the geographic mix of pretax earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Demand for global protein meal and vegetable oil remained strong and steady. Export demand for North American corn and soybeans was strong, but logistical challenges, including rail delays and river freezes, caused higher costs. Corn and wheat markets were inverted, which limited opportunities for storage and merchandising margins. Corn sweetener demand declined slightly. Strong U.S. ethanol demand from both domestic and export markets combined with logistical and production challenges led to record ethanol margins, particularly in the second half of March 2014. Global buyers of soybean and related products started to shift to South American suppliers as the large South American harvest progressed. Cocoa press margins have continued to improve from last year when margins were negatively impacted by excess capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$4,546	$4,740	$(194)
Refining, Packaging, Biodiesel, and Other	2,264	2,374	(110)
Cocoa and Other	827	833	(6)
Asia	166	196	(30)
Total Oilseeds Processing	7,803	8,143	(340)

Corn Processing
Sweeteners and Starches	932	1,172	(240)
Bioproducts	1,898	1,881	17
Total Corn Processing	2,830	3,053	(223)

Agricultural Services
Merchandising and Handling	8,950	9,384	(434)
Milling and Other	979	1,070	(91)
Transportation	45	46	(1)
Total Agricultural Services	9,974	10,500	(526)

Other
Financial	89	31	58
Total Other	89	31	58
Total	$20,696	$21,727	$(1,031)

Revenues decreased $1.0 billion, or 5% , to $20.7 billion due principally to lower average selling prices partially offset by higher sales volumes.  Oilseeds Processing revenues decreased 4% to $7.8 billion due principally to lower average selling prices of soybeans and vegetable oil.  Corn Processing revenues decreased 7% to $2.8 billion due principally to lower average selling prices for sweeteners and ethanol.  Agricultural Services revenues decreased 5% to $10.0 billion primarily due to lower average selling prices for corn and soybeans and lower sales volumes of canola and wheat. Partially offsetting these decreases were higher sales volumes of corn and soybeans.

Cost of products sold decreased $1.0 billion to $20.0 billion due principally to lower average commodity costs partially offset by changes in LIFO reserves and higher manufacturing costs. Included in cost of products sold is a charge of $159 million from the effect of increasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a charge of $34 million in the prior year's quarter.  Manufacturing expenses increased $86 million due to higher energy costs and higher maintenance costs. Higher energy costs were driven by unusually high volatility of natural gas prices due primarily to supply interruptions impacted by the severe winter conditions.

Selling, general, and administrative expenses decreased $43 million to $393 million due principally to an approximate $20 million release of a reserve previously established in the second quarter of calendar year 2012 and the absence of the prior year charge of $25 million related to the FCPA matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense declined $13 million to $93 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates decreased $5 million to $132 million primarily due to lower earnings from the Company's investment in Wilmar.

Other (income) expense – net increased $26 million to income of $23 million due principally to gains on disposal and a de-consolidation of individually insignificant assets.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$161	$156	$5
Refining, Packaging, Biodiesel, and Other	113	108	5
Cocoa and Other	6	(22)	28
Asia	54	71	(17)
Total Oilseeds Processing	334	313	21

Corn Processing
Sweeteners and Starches	120	76	44
Bioproducts	76	77	(1)
Total Corn Processing	196	153	43

Agricultural Services
Merchandising and Handling	69	86	(17)
Milling and Other	51	59	(8)
Transportation	33	6	27
Total Agricultural Services	153	151	2

Other
Financial	8	13	(5)
Total Other	8	13	(5)
Total Segment Operating Profit	691	630	61
Corporate	(325)	(255)	(70)
Earnings from Continuing Operations Before Income Taxes	$366	$375	$(9)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $21 million to $334 million. Included in the current quarter operating profit is a charge of approximately $25 million for cocoa hedge timing effects, while the prior year quarter included a gain of approximately $5 million. Crushing and Origination operating profit increased $5 million to $161 million. Lower North American softseed margins were only partially offset by results from improved soybean crushing operations that benefited from high capacity utilization in a favorable margin environment caused by strong domestic and export protein meal demand. In South America, soybean crushing operations saw improved utilization, and the logistics network saw increased volumes as it began moving the large harvest to world markets. Current period South American origination results were not impacted by the prior year transportation problems. European crushing and origination results were essentially flat. Refining, Packaging, Biodiesel, and Other results improved $5 million to $113 million on improved European biodiesel results partially offset by a decline in North American biodiesel due to the absence of about $20 million in biodiesel tax credits recorded in the prior year's quarter. Cocoa and Other results improved $28 million to $6 million this quarter as cocoa press margins significantly increased partially offset by the negative effect of the mark-to-market timing effects discussed above. Asia results declined $17 million to $54 million, principally reflecting the Company's share of the results from its equity investee, Wilmar.

Corn Processing operating profit increased $43 million to $196 million. Included in the current quarter operating profit is a charge of approximately $65 million for corn hedge timing effects; while the prior year quarter included a charge of approximately $44 million. Excluding corn hedge timing effects, Sweeteners and Starches operating profit decreased $13 million primarily due to lower average selling prices and a slight decrease in volumes. Excluding corn hedge timing effects, Bioproducts profit in the quarter improved by $77 million as solid demand for U.S. ethanol from domestic and export markets and lower industry production volumes caused by logistical and production challenges combined to drive a steadily improving margin environment throughout the quarter.

Agricultural Services operating profit was $153 million, similar to the amount in the prior year's quarter. Included in this quarter's operating profit was the release of a previously established reserve of approximately $20 million. Merchandising and Handling operating results declined $17 million to $69 million due principally to lower merchandising and storage margins caused by inverted U.S. corn and wheat markets and by increased costs related to the severe winter weather. Transportation operating profit recovered by $27 million to $33 million as pent-up freight demand caused by the winter weather conditions pushed freight rates up significantly as river traffic resumed late in the quarter. Milling and Other results declined $8 million to $51 million as an inverted wheat market reduced opportunities for grain and feed merchandising.

Other financial operating profit decreased $5 million to $8 million mainly due to lower results from the Company's captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In millions)

LIFO credit (charge)	$(159)	$(34)	$(125)
Interest expense - net	(93)	(105)	12
Unallocated corporate costs	(80)	(82)	2
Other charges	—	(25)	25
Minority interest and other	7	(9)	16
Total Corporate	$(325)	$(255)	$(70)

Corporate costs were $325 million this quarter compared to $255 million in last year's quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $159 million this quarter compared to a charge of $34 million in the prior year quarter. Interest expense - net declined $12 million due principally to lower outstanding long-term debt balances. Minority interest and other increased $16 million primarily due to a decline in income attributable to the minority shareholders of Toepfer. In 2013, other charges included a $25 million provision related to the FCPA matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business. The Company's strategy involves expanding the volume and diversity of crops that it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of the Company's control, to fund its working capital needs and capital expenditures. The primary source of funds to finance the Company's operations, capital expenditures, and advancement of its growth strategy is cash generated by operations and lines of credit, including a commercial paper borrowing facility. In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

At March 31, 2014, the Company had $1.5 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1. Included in working capital is $7.7 billion of readily marketable commodity inventories. Cash used in operating activities was $0.4 billion for the quarter compared to cash provided by operating activities of $0.4 billion the same quarter last year. Working capital changes decreased cash by $0.6 billion in the current quarter and were flat the same quarter last year. Inventories at March 31, 2014 were comparable to December 31, 2013. Trade payables declined approximately $0.9 billion principally reflecting cash used to pay for North American harvest-related grain purchases. Cash used in investing activities was $0.1 billion this quarter compared to cash provided by investing activities of $0.2 billion the same quarter last year. Capital expenditures and net assets of businesses acquired were $0.2 billion compared to $0.3 billion the same quarter last year. Cash used in financing activities was $1.5 billion this quarter compared to $0.8 billion the same quarter last year. In the current quarter, long-term debt payments increased as the $1.15 billion convertible debt matured in February 2014 and was paid with available cash.

At March 31, 2014, the Company's capital resources included net worth of $20.1 billion and lines of credit totaling $6.9 billion, of which $6.6 billion was unused. The Company's ratio of long-term debt to total capital (the sum of the Company's long-term debt and shareholders' equity) was 21% at March 31, 2014 and December 31, 2013. This ratio is a measure of the Company's long-term indebtedness and is an indicator of financial flexibility. Of the Company's total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at March 31, 2014.

As of March 31, 2014, the Company had $0.5 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Due to the Company's historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.0 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company's access to liquidity through efficient use of its balance sheet assets (see Note 12 for more information and disclosures on the Programs).

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2014 and December 31, 2013 were $19.6 billion and $16.6 billion, respectively.  The increase is related to higher seasonal obligations to purchase additional quantities of agricultural commodity inventories and higher prices. As of March 31, 2014, the Company expects to make payments related to purchase obligations of $17.9 billion within the next twelve months.  There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) in order to further diversify funding of the Company's global working capital requirements. Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.4 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Ireland Receivables uses the cash proceeds from the transfer of receivables to the Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. As of March 31, 2014, the fair value of trade receivables transferred to the Second Purchasers under the Second Program and derecognized from the Company's consolidated balance sheet was $0.4 billion. At March 31, 2014, the related deferred consideration of $0.1 billion was recorded in other current assets. Additional details of the Second Program are disclosed in Note 12 of the notes to the consolidated financial statements.

There were no other material changes in the Company's off balance sheet arrangements during the quarter ended March 31, 2014.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2014 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company's market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company's Annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

	Three months ended		Year ended
	March 31, 2014		December 31, 2013
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(392)	$(39)	$660	$66
Lowest position	(964)	(96)	(1,833)	(183)
Average position	(708)	(71)	(959)	(96)

The increase in fair value of the average position was principally the result of increase in commodity prices and increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is "natural" and nutritionally equivalent to sugar. The defendants have filed counterclaims against the plaintiffs. The court denied the parties' motions to dismiss, and the parties are currently engaged in a pretrial discovery.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company's risk factors during the quarter ended March 31, 2014. For further information about the Company's risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2014 to
January 31, 2014	550,163	$41.616	550,163	65,027,375

February 1, 2014 to
February 28, 2014	2,040,426	40.020	2,040,426	62,986,949

March 1, 2014 to
March 31, 2014	1,700,093	41.688	1,700,093	61,286,856
Total	4,290,682	$40.886	4,290,682	61,286,856

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below and shares received as payment for the exercise price of stock option exercises. During the three-month period ended March 31, 2014, there were no shares received as payment for the exercise price of stock option exercises.

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

Dated: May 2, 2014