Form 10-Q
period 2014-06-30
ARCHER DANIELS MIDLAND CO
filed 2014-08-05
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

(217) 424-5200
(Registrant’s telephone number, including area code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value – 645,520,743 shares
(July 31, 2014)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)

Revenues	$21,494	$22,541	$42,190	$44,268
Cost of products sold	20,322	21,734	40,343	42,705
Gross Profit	1,172	807	1,847	1,563

Selling, general, and administrative expenses	426	452	819	888
Asset impairment, exit, and restructuring costs	31	—	31	—
Interest expense	79	107	172	213
Equity in earnings of unconsolidated affiliates	(78)	(62)	(210)	(199)
Interest income	(24)	(29)	(46)	(56)
Other (income) expense – net	3	22	(20)	25
Earnings Before Income Taxes	735	317	1,101	692

Income taxes	203	91	301	196
Net Earnings Including Noncontrolling Interests	532	226	800	496

Less: Net earnings (losses) attributable to noncontrolling interests	(1)	3	—	4

Net Earnings Attributable to Controlling Interests	$533	$223	$800	$492

Average number of shares outstanding – basic	656	661	658	661

Average number of shares outstanding – diluted	659	663	661	663

Basic earnings per common share	$0.81	$0.34	$1.22	$0.74

Diluted earnings per common share	$0.81	$0.34	$1.21	$0.74

Dividends per common share	$0.24	$0.19	$0.48	$0.38

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)

Net earnings including noncontrolling interests	$532	$226	$800	$496
Other comprehensive income (loss):
Foreign currency translation adjustment	35	(72)	—	(226)
Tax effect	—	(1)	1	2
Net of tax amount	35	(73)	1	(224)

Pension and other postretirement benefit liabilities adjustment	4	14	10	35
Tax effect	(1)	(11)	(3)	(12)
Net of tax amount	3	3	7	23

Deferred gain (loss) on hedging activities	70	(10)	(27)	2
Tax effect	(23)	5	10	—
Net of tax amount	47	(5)	(17)	2

Unrealized gain (loss) on investments	3	36	(7)	(1)
Tax effect	—	(8)	3	3
Net of tax amount	3	28	(4)	2
Other comprehensive income (loss)	88	(47)	(13)	(197)
Comprehensive income including noncontrolling interests	620	179	787	299

Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	3	—	(5)

Comprehensive income attributable to controlling interests	$621	$176	$787	$304

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	June 30,	December 31,
(In millions)	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,630	$3,121
Short-term marketable securities	366	433
Segregated cash and investments	4,363	3,961
Trade receivables	4,089	3,224
Inventories	9,024	11,441
Other current assets	5,186	6,350
Total Current Assets	24,658	28,530

Investments and Other Assets
Investments in and advances to affiliates	3,419	3,340
Long-term marketable securities	539	508
Goodwill and other intangible assets	753	759
Other assets	451	478
Total Investments and Other Assets	5,162	5,085

Property, Plant, and Equipment
Land	412	408
Buildings	4,939	4,877
Machinery and equipment	17,629	17,472
Construction in progress	821	773
	23,801	23,530
Accumulated depreciation	(13,691)	(13,393)
Net Property, Plant, and Equipment	10,110	10,137

Total Assets	$39,930	$43,752

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$233	$358
Trade payables	2,904	4,513
Payables to brokerage customers	5,376	4,832
Accrued expenses and other payables	3,358	4,790
Current maturities of long-term debt	20	1,165
Total Current Liabilities	11,891	15,658

Long-Term Liabilities
Long-term debt	5,369	5,347
Deferred income taxes	1,489	1,448
Other	962	1,105
Total Long-Term Liabilities	7,820	7,900

Shareholders’ Equity
Common stock	5,692	6,136
Reinvested earnings	14,562	14,077
Accumulated other comprehensive income (loss)	(70)	(57)
Noncontrolling interests	35	38
Total Shareholders’ Equity	20,219	20,194
Total Liabilities and Shareholders’ Equity	$39,930	$43,752

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$800	$496
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	432	454
Deferred income taxes	(32)	(65)
Equity in earnings of affiliates, net of dividends	(127)	(126)
Stock compensation expense	33	19
Pension and postretirement accruals (contributions), net	3	12
Deferred cash flow hedges	(27)	3
Other – net	(30)	(86)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(389)	(139)
Trade receivables	(896)	(97)
Inventories	2,401	3,627
Other current assets	1,356	996
Trade payables	(1,602)	(2,059)
Payables to brokerage customers	476	324
Accrued expenses and other payables	(1,415)	(1,011)
Total Operating Activities	983	2,348

Investing Activities
Purchases of property, plant, and equipment	(398)	(442)
Proceeds from sales of property, plant, and equipment	19	26
Net assets of businesses acquired	—	(16)
Purchases of marketable securities	(641)	(343)
Proceeds from sales of marketable securities	691	667
Distributions from affiliates	81	136
Other – net	(9)	30
Total Investing Activities	(257)	58

Financing Activities
Long-term debt borrowings	1	20
Long-term debt payments	(1,162)	(260)
Net borrowings (payments) under lines of credit agreements	(129)	(1,787)
Purchases of treasury stock	(493)	(11)
Cash dividends	(315)	(250)
Acquisition of noncontrolling interest	(157)	—
Other – net	38	16
Total Financing Activities	(2,217)	(2,272)

Increase (decrease) in cash and cash equivalents	(1,491)	134
Cash and cash equivalents beginning of period	3,121	1,714

Cash and cash equivalents end of period	$1,630	$1,848

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194
Comprehensive income
Net earnings			800		—
Other comprehensive income (loss)				(13)
Total comprehensive income						787
Cash dividends paid- $0.48 per share			(315)			(315)
Treasury stock purchases	(12)	(493)				(493)
Stock compensation expense		33				33
Other	1	16			(3)	13
Balance June 30, 2014	648	$5,692	$14,562	$(70)	$35	$20,219

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period.

On June 6, 2014, the Company completed its acquisition of the remaining 20% minority interest in Alfred C. Toepfer International (Toepfer), a global merchandiser of agricultural commodities and processed products, for $157 million. The excess of the purchase price over the carrying value of the associated noncontrolling interest of $12 million was recorded as a reduction in additional paid in capital.

Adoption of New Accounting Standards

Effective January 1, 2014, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires the Company to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or if the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with deferred tax assets. The adoption of this amended guidance does not have an impact on the Company’s financial results.

Effective January 1, 2014, the Company adopted the amended guidance of ASC Topic 830, Foreign Currency Matters (Topic 830), which requires the Company to transfer currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The adoption of this amended guidance did not have an impact on the Company’s current period results. If the Company disposes all or part of a qualifying foreign entity, it will be required to release the portion of cumulative translation adjustment applicable to the disposed entity.

Effective January 1, 2014, the Company adopted the amended guidance of ASC Topic 405, Liabilities, which addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount under the arrangement is fixed at the reporting date. The amended guidance aims to resolve diversity in practice among companies that are subject to joint and several liabilities. The retrospective adoption of this amended guidance did not have an impact on current and prior period results and is not expected to have any material impact on the Company’s financial results.

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

Effective January 1, 2015, the Company will be required to adopt the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limits the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. The Company will be required to adopt the presentation and expanded disclosure requirements of the amended guidance prospectively. The adoption of this amended guidance may change financial statement presentation and require expanded disclosures but will not impact financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 718, Compensation - Stock Compensation (Topic 718), which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,394	$1,139	$4,533
Unrealized derivative gains:
Commodity contracts	—	503	239	742
Foreign exchange contracts	3	113	—	116
Interest rate contracts	—	18	—	18
Cash equivalents	970	—	—	970
Marketable securities	819	81	—	900
Segregated investments	1,942	—	—	1,942
Deferred receivables consideration	—	216	—	216
Total Assets	$3,734	$4,325	$1,378	$9,437

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$496	$162	$658
Foreign exchange contracts	—	120	—	120
Inventory-related payables	—	251	19	270
Total Liabilities	$—	$867	$181	$1,048

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,247	$1,812	$6,059
Unrealized derivative gains:
Commodity contracts	31	540	279	850
Foreign exchange contracts	30	88	—	118
Interest rate contracts	—	1	—	1
Cash equivalents	2,518	—	—	2,518
Marketable securities	881	26	—	907
Segregated investments	1,707	—	—	1,707
Deferred receivables consideration	—	757	—	757
Total Assets	$5,167	$5,659	$2,091	$12,917

Liabilities:
Unrealized derivative losses:
Commodity contracts	$45	$343	$261	$649
Foreign exchange contracts	—	166	—	166
Interest rate contracts	—	9	—	9
Inventory-related payables	—	708	34	742
Total Liabilities	$45	$1,226	$295	$1,566

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

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

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

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs. This amount is reflected in other current assets on the consolidated balance sheet (see Notes 6 and 14). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2014.

	Level 3 Fair Value Asset Measurements at
	June 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2014	$1,871	$252	$2,123
Total increase (decrease) in unrealized gains included in cost of products sold*	(32)	124	92
Purchases	3,845	—	3,845
Sales	(4,465)	—	(4,465)
Settlements	—	(183)	(183)
Transfers into Level 3	56	59	115
Transfers out of Level 3	(136)	(13)	(149)
Ending balance, June 30, 2014	$1,139	$239	$1,378

* Includes increase in unrealized gains of $149 million relating to Level 3 assets still held at June 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2014.

	Level 3 Fair Value Liability Measurements at
	June 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2014	$27	$320	$347
Total increase (decrease) in unrealized losses included in cost of products sold*	3	49	52
Purchases	2	—	2
Sales	(13)	—	(13)
Settlements	—	(238)	(238)
Transfers into Level 3	—	41	41
Transfers out of Level 3	—	(10)	(10)
Ending balance, June 30, 2014	$19	$162	$181

* Includes increase in unrealized losses of $58 million relating to Level 3 liabilities still held at June 30, 2014.

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

* Includes increase in unrealized gains of $134 million relating to Level 3 assets still held at June 30, 2013.

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

* Includes increase in unrealized losses of $8 million relating to Level 3 liabilities still held at June 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.

	Level 3 Fair Value Asset Measurements at
	June 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in unrealized gains included in cost of products sold*	(207)	222	15
Purchases	7,948	—	7,948
Sales	(8,359)	—	(8,359)
Settlements	—	(363)	(363)
Transfers into Level 3	56	121	177
Transfers out of Level 3	(111)	(20)	(131)
Ending balance, June 30, 2014	$1,139	$239	$1,378

* Includes increase in unrealized gains of $371 million relating to Level 3 assets still held at June 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.

	Level 3 Fair Value Liability Measurements at
	June 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in unrealized losses included in cost of products sold*	10	274	284
Purchases	6	—	6
Sales	(31)	—	(31)
Settlements	—	(450)	(450)
Transfers into Level 3	—	107	107
Transfers out of Level 3	—	(30)	(30)
Ending balance, June 30, 2014	$19	$162	$181

* Includes increase in unrealized losses of $286 million relating to Level 3 liabilities still held at June 30, 2014.

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

* Includes increase in unrealized gains of $264 million relating to Level 3 assets still held at June 30, 2013.

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

* Includes increase in unrealized losses of $110 million relating to Level 3 liabilities still held at June 30, 2013.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2014 and December 31, 2013. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2014 is a weighted average 16.9% of the total price for assets and 17.8% for liabilities.

	Weighted Average % of Total Price
	June 30, 2014		December 31, 2013
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	16.9%	17.8%	21.9%	13.2%
Transportation cost	5.0%	—%	12.3%	—%

Commodity Derivative Contracts
Basis	22.6%	19.6%	22.8%	17.6%
Transportation cost	4.9%	6.4%	32.5%	12.3%

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

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and physical purchase or sale contracts, are stated at market value.  Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$116	$120	$118	$166
Interest Contracts	1	—	1	—
Commodity Contracts	742	658	850	649
Total	$859	$778	$969	$815

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014	2013
	(In millions)

Interest Contracts
Interest expense	$—	$0
Other income (expense) – net	—	0

FX Contracts
Revenues	$(2)	$36
Cost of products sold	44	(86)
Other income (expense) – net	(15)	(10)

Commodity Contracts
Cost of products sold	$405	$139
Total gain (loss) recognized in earnings	$432	$79

	Six months ended June 30,
	2014	2013
	(In millions)
Interest Contracts
Interest expense	$—	$0
Other income (expense) – net	0	0

FX Contracts
Revenues	$(8)	$109
Cost of products sold	88	(87)
Other income (expense) – net	(24)	(55)

Commodity Contracts
Cost of products sold	$(507)	$207
Total gain (loss) recognized in earnings	$(451)	$174

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2014 and December 31, 2013, the Company has certain derivatives designated as cash flow and fair value hedges.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At June 30, 2014, the Company has $17 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other income (expense) – net, as applicable.  As of June 30, 2014, the Company has $32 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 71% of its monthly anticipated grind.  At June 30, 2014, the Company has designated hedges representing between 1% and 60% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 10 million and 121 million gallons of ethanol sales per month under these programs.  For the next 12 months, the Company has designated hedges representing between 7 million and 95 million gallons of ethanol sales per month.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	17	—	0	9
Total	$17	$—	$0	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2014 and 2013.

		Three months ended
	Consolidated Statement of Earnings Locations	June 30,
		2014	2013
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	11	(3)
	Revenues	(58)	6
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(1)	—
	Cost of products sold	(27)	(13)
Total amount recognized in earnings		$(75)	$(10)

		Six months ended
	Consolidated Statement of Earnings Locations	June 30,
		2014	2013
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$0	$0
Interest Contracts	Interest expense	0	0
Commodity Contracts	Cost of products sold	7	(5)
	Revenues	(85)	5
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(24)	—
	Cost of products sold	(7)	(55)
Total amount recognized in earnings		$(109)	$(55)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and six months ended June 30, 2014 and 2013.

	Three months ended
	June 30,
	2014	2013
	(In millions)
Balance at March 31, 2014 and 2013	$(59)	$11
Unrealized gains (losses)	23	(7)
Losses (gains) reclassified to earnings	47	(3)
Tax effect	(23)	5
Balance at June 30, 2014 and 2013	$(12)	$6

	Six months ended
	June 30,
	2014	2013
	(In millions)

Balance at December 31, 2013 and 2012	$5	$4
Unrealized gains (losses)	(105)	2
Losses (gains) reclassified to earnings	78	—
Tax effect	10	—
Balance at June 30, 2014 and 2013	$(12)	$6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

June 30, 2014
United States government obligations
Maturity less than 1 year	$298	$—	$—	$298
Maturity 1 to 5 years	90	—	—	90
Government–sponsored enterprise obligations
Maturity 1 to 5 years	3	—	—	3
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	68	—	—	68
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	382	—	(11)	371
	$916	$—	$(11)	$905

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2013
United States government obligations
Maturity less than 1 year	$395	$—	$—	$395
Maturity 1 to 5 years	124	—	—	124
Government–sponsored enterprise obligations
Maturity 1 to 5 years	4	—	—	4
Corporate debt securities
Maturity 1 to 5 years	16	—	—	16
Other debt securities
Maturity less than 1 year	38	—	—	38
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	362	1	(2)	361
	$942	$1	$(2)	$941

Of the $11 million in unrealized losses at June 30, 2014, $8 million arose within the last 12 months and are related to the Company’s investment in two available-for-sale equity securities with a fair value of $366 million.  The market value of the Company’s investment that has been in an unrealized loss position for 12 months or longer is $4 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2014	2013
	(In millions)

Unrealized gains on derivative contracts	$876	$969
Deferred receivables consideration	216	757
Customer omnibus receivable	1,528	1,298
Financing receivables - net (1)	386	576
Other current assets	2,180	2,750
	$5,186	$6,350

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $10 million and $15 million at June 30, 2014 and December 31, 2013, respectively. Changes in the allowance for the six months ended June 30, 2014 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for adjustments of $6 million. Interest earned on financing receivables of $4 million and $12 million for the quarter and six months ended June 30, 2014, respectively, and $5 million and $14 million for quarter and six months ended June 30, 2013, respectively, is included in interest income in the consolidated statements of earnings.

Note 7.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2014	2013
	(In millions)

Unrealized losses on derivative contracts	$778	$824
Accrued expenses and other payables	2,580	3,966
	$3,358	$4,790

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Debt and Financing Arrangements

As of December 31, 2013, the Company had outstanding $1.15 billion principal amount of convertible senior notes (the “Notes”) due in February 2014. On February 18, 2014, the Notes were repaid with available funds.

At June 30, 2014, the fair value of the Company’s long-term debt exceeded the carrying value by $1.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2014, the Company had lines of credit totaling $6.9 billion, of which $6.7 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at June 30, 2014.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable. As of June 30, 2014, the Company utilized $0.4 billion of its facility under the Programs (see Note 14 for more information on the Programs).

Note 9.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended June 30, 2014 was 27.6% and 27.3%, respectively, compared to 28.7% and 28.3% for the quarter and six months ended June 30, 2013, respectively, due primarily to changes in the forecasted geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of June 30, 2014, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $577 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received. The statutes of limitation for 2005 and 2008 have expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could face additional claims of approximately $38 million (based on currency exchange rates as of June 30, 2014).

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

ADM do Brasil filed an administrative appeal for each of the assessments. During the second quarter of fiscal 2011, the appeal panel found in favor of the BFRS on the 2004 assessment and ADM do Brasil filed a second level administrative appeal, which is still ongoing. In January of 2012, the appeal panel found in favor of the BFRS on the 2006 and 2007 assessments and ADM do Brasil filed a second level administrative appeal, which is still ongoing. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, it intends to file appeals in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Income Taxes (Continued)

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $37 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2005, and estimates that these potential assessments would be approximately $466 million (as of June 30, 2014 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2014 and the reclassifications out of AOCI for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at March 31, 2014	$235	$(59)	$(326)	$(8)	$(158)
Other comprehensive income (loss) before reclassifications	35	23	(1)	3	60
Amounts reclassified from AOCI	—	47	5	—	52
Tax effect	—	(23)	(1)	—	(24)
Net current period other comprehensive income	35	47	3	3	88
Balance at June 30, 2014	$270	$(12)	$(323)	$(5)	$(70)

	Six months ended June 30, 2014
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)
Other comprehensive income before reclassifications	—	(105)	—	(7)	(112)
Amounts reclassified from AOCI	—	78	10	—	88
Tax effect	1	10	(3)	3	11
Net current period other comprehensive income	1	(17)	7	(4)	(13)
Balance at June 30, 2014	$270	$(12)	$(323)	$(5)	$(70)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Six months ended
Details about AOCI components	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$(11)	$(3)	$(7)	$(1)	Cost of products sold
	58	—	85	1	Revenues
	47	(3)	78	—	Total before tax
	(18)	1	(29)	—	Tax
	$29	$(2)	$49	$—	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(4)	$(8)	$(8)
Actuarial losses	9	19	18	38
	5	15	10	30	Total before tax
	(1)	(11)	(3)	(11)	Tax
	$4	$4	$7	$19	Net of tax

Note 11.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)

Gains on sales of assets	$(13)	$(16)	$(34)	$(21)
Net gain on marketable securities transactions	—	(5)	—	(5)
Loss on Australian foreign exchange hedges	—	51	—	51
Other – net	16	(8)	14	—
Other (Income) Expense - Net	$3	$22	$(20)	$25

The loss on Australian foreign exchange hedges for the three and six months ended June 30, 2013 was related to losses on foreign currency derivative contracts entered into to economically hedge substantially all of the remaining U.S. dollar cost of the proposed GrainCorp Limited (GrainCorp) acquisition.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company’s reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest cost net of investment income. Corporate results also include the after-tax elimination of income attributable to the minority shareholder of Toepfer. The Company acquired the remaining 20% minority interest in Toepfer during the second quarter of 2014, thus no longer requiring the elimination of income attributable to the minority shareholder at June 30, 2014.

For detailed information regarding the Company’s reportable segments, see Note 18 to the consolidated financial statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)

Gross revenues
Oilseeds Processing	$9,821	$10,371	$18,219	$19,083
Corn Processing	3,102	3,686	5,951	6,773
Agricultural Services	10,302	10,659	21,377	22,800
Other	129	90	275	177
Intersegment elimination	(1,860)	(2,265)	(3,632)	(4,565)
Total	$21,494	$22,541	$42,190	$44,268

Intersegment sales
Oilseeds Processing	$980	$1,035	$1,575	$1,604
Corn Processing	31	48	50	82
Agricultural Services	789	1,129	1,890	2,770
Other	60	53	117	109
Total	$1,860	$2,265	$3,632	$4,565

Revenues from external customers
Oilseeds Processing	$8,841	$9,336	$16,644	$17,479
Corn Processing	3,071	3,638	5,901	6,691
Agricultural Services	9,513	9,530	19,487	20,030
Other	69	37	158	68
Total	$21,494	$22,541	$42,190	$44,268

Segment operating profit
Oilseeds Processing	$327	$321	$661	$634
Corn Processing	347	223	543	376
Agricultural Services	203	81	356	232
Other	11	22	19	35
Total segment operating profit	888	647	1,579	1,277
Corporate	(153)	(330)	(478)	(585)
Earnings from continuing operations before taxes	$735	$317	$1,101	$692

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs recognized in the three and six months ended June 30, 2014 of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to Toepfer integration following the acquisition of the minority interest and other restructuring charges of $15 million.

Note 14.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 26, 2015, unless extended.

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

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2014 and December 31, 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of June 30, 2014 and December 31, 2013, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $0.6 billion, and $1.9 billion, respectively. In exchange for the transfer as of June 30, 2014 and December 31, 2013, the Company received cash of $0.4 billion and $1.1 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.2 billion and $0.8 billion, respectively. Cash collections from customers on receivables sold were $14.7 billion and $18.9 billion for the six months ended June 30, 2014 and 2013, respectively. Of this amount, $13.6 billion and $18.9 billion pertain to cash collections on the deferred consideration for the six months ended June 30, 2014 and 2013, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

The Company’s risk of loss following the transfer of accounts receivable under the Programs is limited to the deferred consideration outstanding. The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million and $2 million during the three and six months ended June 30, 2014, respectively, and $1 million and $2 million during the three and six months ended June 30, 2013, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the six months ended June 30, 2014 and 2013 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 15.     Subsequent Events
On July 7, 2014, the Company announced that it is acquiring WILD Flavors GmbH, providing the Company the ability to offer food and beverage companies a comprehensive suite of systems to enhance their products. In an all-cash transaction valued at approximately €2.3 billion enterprise value, the Company will pay €2.2 billion to WILD Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P., and assume approximately €0.1 billion of net debt. The transaction is contingent on regulatory approvals and is expected to close by December 31, 2014.
On August 5, 2014, the Company amended its U.S. qualified pension plans and began notifying certain eligible individuals of its offer to pay those individuals’ pension benefit in a lump sum. Individuals eligible for the voluntary lump sum payment option are generally those who are retirees, surviving joint annuitants, beneficiaries, and alternate payees of the U.S. qualified pension plans who are currently receiving a payment and commenced their benefit prior to June 30, 2014. The Company estimates that, depending on participation rates estimated at 20% to 40%, the voluntary lump sum payments, to be paid from plan assets, could reduce its global pension benefit obligation by approximately $170 million to $340 million and improve its pension underfunding by approximately $13 million to $26 million. The Company estimates that it will also have to incur a non-cash pre-tax income statement charge of approximately $45 million to $90 million in the quarter ending December 31, 2014 as a result of the requirement to expense the unrealized actuarial losses currently recognized in accumulated other comprehensive income/(loss) that relate to the liabilities settled on or before December 31, 2014. The Company expects an immaterial increase in ongoing pension expense in 2015. Actual participation rates, payout amounts, and accounting impacts will not be known until December 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 140 countries. The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home, thereby generating returns for its shareholders, principally from margins earned on these activities.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other specialty food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Corn Processing products include citric and lactic acids, lactates, sorbitol, xanthan gum, and glycols, all of which are used in various food and industrial products. The Corn Processing segment includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans. The Agricultural Services segment includes the activities of Alfred C. Toepfer International (Toepfer), a global merchant of agricultural commodities and processed products. On June 6, 2014, the Company announced that it has completed its acquisition of the remaining 20% minority interest in Toepfer for $157 million. The Agricultural Services segment also includes the Company’s share of the results of its Kalama Export Company joint venture and returns associated with the Company’s investment in GrainCorp.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, and interest cost net of investment income. Corporate results also include the after-tax elimination of income attributable to the minority shareholder of Toepfer prior to June 6, 2014.

Significant Ongoing Portfolio Management Actions

On April 15, 2014, the Company announced additional significant actions in its portfolio management. The Company:

•	signed an agreement with The Mosaic Company to sell its fertilizer blending business in Brazil and Paraguay; and

•	plans to pursue the sale of its chocolate processing assets while retaining the majority of the cocoa press operations.

The fertilizer sale is contingent on customary regulatory approvals which are in process. The Company considered whether the fertilizer blending business in Brazil and Paraguay should be classified as held for sale as of June 30, 2014, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting were not met.

The Company believes these actions will help the Company continue to improve returns and create shareholder value.

On July 7, 2014, the Company announced that it is acquiring WILD Flavors GmbH, providing the Company the ability to offer food and beverage companies a comprehensive suite of systems to enhance their products. In an all-cash transaction valued at approximately €2.3 billion enterprise value, the Company will pay €2.2 billion to WILD Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P., and assume approximately €0.1 billion of net debt. The transaction is contingent on regulatory approvals and is expected to close by December 31, 2014.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net earnings attributable to controlling interests was $533 million in the second quarter of 2014 compared to $223 million in the second quarter of 2013. Segment operating profit increased $241 million to $888 million, primarily due to improved ethanol and merchandising and handling results. Included in this quarter’s segment operating profit was approximately $70 million of net gains related to hedge timing effects compared to approximately $26 million of gains in the prior year’s quarter. These hedge timing effects represent hedge ineffectiveness on designated cash flow hedges and other mark-to-market timing impacts on certain cocoa and ethanol derivative contracts. Corporate charges decreased $177 million to $153 million due to a favorable $112 million change in LIFO inventory reserves, $26 million decrease in net interest expense and absence of the $29 million loss provision in last year’s quarter related to the Foreign Corrupt Practices Act (FCPA) matter. Corporate results this quarter include a credit of $73 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $39 million in the second quarter of 2013.

Income taxes increased $112 million due to higher earnings before income taxes partially offset by a lower effective tax rate. The Company’s effective tax rate for the quarter ended June 30, 2014 decreased to 27.6% compared to 28.7% for the quarter ended June 30, 2013 due primarily to changes in the forecasted geographic mix of pretax earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Demand for global protein meal and vegetable oil remained strong and steady. Export demand for North American corn was strong. Toward the end of the second quarter, the industry began the seasonal supply shift from North America to South America resulting in a decline in U.S. export volumes that typically runs until the next North American fall harvest. Corn sweetener demand was steady and U.S. ethanol demand from both domestic and export markets was strong. Lower average selling prices of corn sweeteners were offset by lower net corn costs. Compared to a strong quarter last year, South American grain and oilseed origination was challenged by slow farmer selling throughout most of the quarter. Cocoa press margins have continued to improve from last year when margins were negatively impacted by higher inventories and excess industry capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$5,437	$5,622	$(185)
Refining, Packaging, Biodiesel, and Other	2,438	2,759	(321)
Cocoa and Other	837	761	76
Asia	129	194	(65)
Total Oilseeds Processing	8,841	9,336	(495)

Corn Processing
Sweeteners and Starches	944	1,332	(388)
Bioproducts	2,127	2,306	(179)
Total Corn Processing	3,071	3,638	(567)

Agricultural Services
Merchandising and Handling	8,430	8,379	51
Milling and Other	1,025	1,102	(77)
Transportation	58	49	9
Total Agricultural Services	9,513	9,530	(17)

Other
Financial	69	37	32
Total Other	69	37	32
Total	$21,494	$22,541	$(1,047)

Revenues decreased $1.0 billion, or 5%, to $21.5 billion due principally to lower average selling prices, related to a decrease in underlying commodity costs, partially offset by higher sales volumes.  Oilseeds Processing revenues decreased 5% to $8.8 billion due principally to lower sales volumes of soybeans and lower average selling prices of vegetable oil partially offset by higher sales volumes of vegetable oil.  Corn Processing revenues decreased 16% to $3.1 billion due principally to lower average selling prices for sweeteners and ethanol.  Agricultural Services revenues were flat at $9.5 billion as higher sales volumes of corn and rapeseed were offset by lower average selling prices for corn.

Cost of products sold decreased $1.4 billion to $20.3 billion due principally to lower average commodity costs and changes in LIFO reserves partially offset by higher manufacturing costs. Included in cost of products sold is a credit of $73 million from the effect of decreasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a charge of $39 million in the prior year’s quarter.  Manufacturing expenses increased $46 million due to higher energy costs and higher maintenance costs, in part due to increased U.S. barge freight activities this year.

Selling, general, and administrative expenses decreased $26 million to $426 million due principally to the absence of the prior year charge of $29 million related to the FCPA matter and lower provisions for bad debts partially offset by higher I.T. and other project-related expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to Toepfer integration following the acquisition of the minority interest and other restructuring charges of $15 million.

Interest expense declined $28 million to $79 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates increased $16 million to $78 million primarily due to higher earnings from the Company’s investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP) partially offset by lower earnings from the Company’s investment in Wilmar.

Other expense decreased $19 million to $3 million due principally to year over year changes in foreign currency expense including the $51 million prior period losses on Australian dollar currency hedges related to the proposed GrainCorp transaction.

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$163	$185	$(22)
Refining, Packaging, Biodiesel, and Other	119	93	26
Cocoa and Other	19	(6)	25
Asia	26	49	(23)
Total Oilseeds Processing	327	321	6

Corn Processing
Sweeteners and Starches	124	126	(2)
Bioproducts	223	97	126
Total Corn Processing	347	223	124

Agricultural Services
Merchandising and Handling	115	14	101
Milling and Other	61	64	(3)
Transportation	27	3	24
Total Agricultural Services	203	81	122

Other
Financial	11	22	(11)
Total Other	11	22	(11)
Total Segment Operating Profit	888	647	241
Corporate	(153)	(330)	177
Earnings from Continuing Operations Before Income Taxes	$735	$317	$418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $6 million to $327 million. Operating profit in the prior year quarter included a gain of approximately $11 million for cocoa hedge timing effects compared to an immaterial amount in the current quarter. Crushing and Origination operating profit decreased $22 million to $163 million primarily due to lower South American origination results caused by year over year slower farmer-selling partially offset by strong soybean and softseed volumes and margins in North America and South America. Refining, Packaging, Biodiesel, and Other results improved $26 million to $119 million on good volumes and margins for refined and packaged oils in South America and higher results for lecithin and protein specialties. Cocoa and Other results , including the $11 million gain in the prior year for mark-to-market hedge timing effects, improved $25 million to $19 million this quarter as cocoa press margins significantly increased. Asia results declined $23 million to $26 million, principally reflecting a decrease from the Company’s share of the results from its equity investee, Wilmar.

Corn Processing operating profit increased $124 million to $347 million. Included in the current quarter operating profit is a gain of approximately $70 million for corn hedge timing effects; while the prior year quarter included a gain of approximately $15 million. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $25 million primarily due to lower net corn costs partially offset by lower average selling prices. Excluding corn hedge timing effects, Bioproducts profit in the quarter improved by $44 million as strong demand for U.S. ethanol from domestic and export markets combined with lower net corn costs resulted in higher margins this quarter. While the ethanol logistics environment remained challenging, the Company provided a steady supply to blenders.

Agricultural Services operating profit increased $122 million to $203 million. Merchandising and Handling operating results increased $101 million to $115 million amid strong U.S. export volumes and continued improvement in international merchandising results. Current period Merchandising and Handling results include a gain of $17 million related to a partial recovery of a $22 million loss provision originally established in the second quarter of 2013. Transportation operating profit improved $24 million to $27 million as southbound barge freight utilization was driven by strong U.S. exports, and with good northbound utilization. Milling and Other results were essentially flat at $61 million as lower milling results were offset by strong performance by the edible bean business.

Other financial operating profit decreased $11 million to $11 million mainly due to higher loss provisions in the Company’s captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In millions)

LIFO credit (charge)	$73	$(39)	$112
Interest expense - net	(78)	(104)	26
Unallocated corporate costs	(109)	(71)	(38)
Other charges	(31)	(80)	49
Minority interest and other	(8)	(36)	28
Total Corporate	$(153)	$(330)	$177

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate costs were $153 million this quarter compared to $330 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $73 million this quarter compared to a charge of $39 million in the prior year quarter. Interest expense - net declined $26 million due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased $38 million primarily due to increased I.T. and other project-related costs. Other charges of $31 million in the second quarter of 2014 consisted of global headquarters relocation costs of $16 million and Toepfer integration and other restructuring charges of $15 million. Other charges in the second quarter of 2013 included a $29 million provision related to the FCPA matter and losses on Australian dollar currency hedges of $51 million related to losses incurred on foreign currency instruments acquired to economically hedge the majority of the Company’s anticipated U.S. dollar cost of the proposed GrainCorp transaction. Minority interest and other expense decreased $28 million primarily due to higher earnings from the Company’s investment in CIP and changes in the elimination of the income attributable to the minority shareholder of Toepfer. As previously noted, the Company acquired the remaining 20% interest in Toepfer in the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net earnings attributable to controlling interests increased $308 million to $800 million. Segment operating profit was $1.6 billion, up 24%. Corporate costs were lower by $107 million in the current period primarily due to the absence of prior year charges related to the FCPA matter and prior year losses on Australian dollar currency hedges related to the proposed GrainCorp transaction. Earnings before income taxes for the six months ended June 30, 2014 includes charges of $86 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to charges of $73 million for the six months ended June 30, 2013.

Income taxes increased $105 million due to higher earnings before income taxes. The Company’s effective tax rate for the six months ended June 30, 2014 decreased to 27.3% compared to 28.3% for the six months ended June 30, 2013 due primarily to changes in the forecasted geographic mix of pretax earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Demand for global protein meal and vegetable oil remained strong and steady. Export demand for North American corn and soybeans was strong, but logistical challenges during the winter months, including rail delays and river freezes, caused higher costs. Toward the end of the second quarter, the industry began the seasonal supply shift from North America to South America resulting in a decline in U.S. export volumes that typically runs until the next North American fall harvest. Corn and wheat futures prices were inverted, which limited opportunities for storage and merchandising margins. Corn sweetener demand was steady. Strong U.S. ethanol demand from both domestic and export markets combined with industry logistical and production challenges in the winter months led to strong ethanol margins. South American grain and oilseed origination was challenged by slow farmer selling. Cocoa press margins have continued to improve from last year when margins were negatively impacted by excess capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$9,983	$10,362	$(379)
Refining, Packaging, Biodiesel, and Other	4,702	5,133	(431)
Cocoa and Other	1,664	1,594	70
Asia	295	390	(95)
Total Oilseeds Processing	16,644	17,479	(835)

Corn Processing
Sweeteners and Starches	1,876	2,504	(628)
Bioproducts	4,025	4,187	(162)
Total Corn Processing	5,901	6,691	(790)

Agricultural Services
Merchandising and Handling	17,380	17,763	(383)
Milling and Other	2,004	2,172	(168)
Transportation	103	95	8
Total Agricultural Services	19,487	20,030	(543)

Other
Financial	158	68	90
Total Other	158	68	90
Total	$42,190	$44,268	$(2,078)

Revenues decreased $2.1 billion, or 5%, to $42.2 billion due principally to lower average selling prices partially offset by higher sales volumes. Oilseeds Processing revenues decreased 5% to $16.6 billion due principally to lower sales volumes of soybeans and vegetable oil, partially offset by higher selling prices for cocoa products. Corn Processing revenues decreased 12% to $5.9 billion due principally to lower average selling prices for sweeteners and ethanol partially offset by higher sales volume of ethanol. Agricultural Services revenues decreased 3% to $19.5 billion primarily due to lower average selling prices for corn partially offset by higher sales volumes of corn and soybeans.

Cost of products sold decreased $2.4 billion to $40.3 billion due principally to lower average commodity costs partially offset by higher manufacturing costs. Included in cost of products sold is a charge of $86 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $73 million in the prior year’s period. Manufacturing expenses increased $136 million due to higher energy costs and higher maintenance costs. Higher energy costs were driven by unusually high volatility of natural gas prices during the winter months due primarily to supply interruptions impacted by the severe winter weather conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses decreased $69 million to $819 million due principally to the absence of the prior year charge of $54 million related to the FCPA matter and lower provisions for bad debts partially offset by higher I.T. and other project-related expenses.
Asset impairment, exit, and restructuring costs of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to Toepfer integration following the acquisition of the minority interest and other restructuring charges of $15 million.

Interest expense declined $41 million to $172 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates increased $11 million to $210 million primarily due to higher earnings from the Company’s investment in CIP partially offset by lower earnings from the Company’s investment in Wilmar.

Other (income) expense - net increased $45 million to income of $20 million due principally to the absence of $51 million incurred in the prior year for unrealized losses on Australian dollar currency hedges related to the proposed GrainCorp acquisition.

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$324	$341	$(17)
Refining, Packaging, Biodiesel, and Other	232	201	31
Cocoa and Other	25	(28)	53
Asia	80	120	(40)
Total Oilseeds Processing	661	634	27

Corn Processing
Sweeteners and Starches	244	202	42
Bioproducts	299	174	125
Total Corn Processing	543	376	167

Agricultural Services
Merchandising and Handling	184	100	84
Milling and Other	112	123	(11)
Transportation	60	9	51
Total Agricultural Services	356	232	124

Other
Financial	19	35	(16)
Total Other	19	35	(16)
Total Segment Operating Profit	1,579	1,277	302
Corporate	(478)	(585)	107
Earnings from Continuing Operations Before Income Taxes	$1,101	$692	$409

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $27 million to $661 million. Included in the current period operating profit is a charge of approximately $25 million for cocoa hedge timing effects, while the prior period included a gain of approximately $16 million. Crushing and Origination operating profit decreased $17 million to $324 million primarily due to lower South American Origination results caused by year over year slower farmer-selling partially offset by strong soybean and softseed volumes and margins in North America and South America. European crushing and origination results were essentially flat. Refining, Packaging, Biodiesel, and Other results improved $31 million to $232 million on good volumes and margins for refined and packaged oils. Improved European biodiesel results were partially offset by a decline in North American biodiesel results. Cocoa and Other results, including the mark-to-market timing effects discussed above, improved $53 million to $25 million this period as cocoa press margins significantly increased. Asia results declined $40 million to $80 million, principally reflecting a decrease from the Company’s share of its results from its equity investee, Wilmar.

Corn Processing operating profit increased $167 million to $543 million. Included in the current period operating profit is a gain of approximately $5 million for corn hedge timing effects; while the prior period included a charge of approximately $29 million. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $12 million primarily due to lower net corn costs partially offset by lower average selling prices. Excluding corn hedge timing effects, Bioproducts profit in the period improved by $121 million as solid demand for U.S. ethanol from domestic and export markets, lower net corn costs, and lower industry production volumes in the winter months caused by logistical and production challenges combined to drive strong margins. While the ethanol logistics environment remained challenging, the Company provided a steady supply to blenders.

Agricultural Services operating profits increased $124 million to $356 million. Merchandising and Handling operating results improved $84 million to $184 million due principally to higher U.S. export volumes and improvement in international merchandising results. Current period Merchandising and Handling results include a gain of $17 million related to a partial recovery of a $22 million loss provision originally established in the second quarter of 2013. Transportation operating profit recovered $51 million to $60 million as southbound barge freight utilization was driven by strong U.S. exports, and good northbound utilization. Milling and Other results declined $11 million to $112 million as inverted wheat futures prices reduced opportunities for grain and feed merchandising.

Other financial operating profit decreased $16 million to $19 million mainly due to higher loss provisions in the Company’s captive insurance operations.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In millions)

LIFO credit (charge)	$(86)	$(73)	$(13)
Interest expense - net	(171)	(209)	38
Unallocated corporate costs	(189)	(153)	(36)
Other charges	(31)	(105)	74
Minority interest and other	(1)	(45)	44
Total Corporate	$(478)	$(585)	$107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were $478 million in the current period compared to $585 million in the prior period. The effects of increasing commodity prices on LIFO inventory valuations resulted in a charge of $86 million in the current period compared to a charge of $73 million in the prior period. Interest expense - net declined $38 million due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased $36 million primarily due to increased I.T. and other project-related costs. Other charges of $31 million in the first half of 2014 consisted of global headquarters relocation costs of $16 million and Toepfer integration and other restructuring charges of $15 million. Other charges in the second half of 2013 included a $54 million provision related to the FCPA matter and losses on Australian dollar currency hedges of $51 million related to losses incurred on foreign currency instruments acquired to economically hedge the majority of the Company’s anticipated U.S. dollar cost of the proposed GrainCorp transaction. Minority interest and other expense decreased $44 million primarily due to higher earnings from the Company’s investment in CIP and changes in the elimination of the income attributable to the minority shareholders of Toepfer. As previously noted, the Company acquired the remaining 20% interest in Toepfer in the second quarter of 2014.

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

At June 30, 2014, the Company had $2.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 2.1 to 1. Included in working capital is $5.3 billion of readily marketable commodity inventories. Cash provided by operating activities was $1.0 billion for the six months compared to $2.3 billion the same period last year. Working capital changes decreased cash by $0.1 billion for the six months and increased cash by $1.6 billion the same period last year. Trade receivables increased $0.9 billion due principally to a $1.1 billion decrease in utilization of the accounts receivable securitization program. Inventories declined approximately $2.4 billion at June 30, 2014 compared to December 31, 2013, as lower quantities reduced inventories by approximately $2.2 billion and lower prices reduced inventories by $0.2 billion. Trade payables declined approximately $1.6 billion principally reflecting cash used to pay for North American harvest-related grain purchases. Cash used in investing activities was $0.3 billion for the six months compared to cash provided by investing activities of $0.1 billion the same period last year. Marketable securities purchases were $0.6 billion for the six months compared to $0.3 billion the same period last year. Capital expenditures and net assets of businesses acquired were comparable. Cash used in financing activities was $2.2 billion for the six months compared to $2.3 billion the same period last year. In the current period, long-term debt payments increased as the $1.15 billion convertible debt matured in February 2014 and was paid with available cash.

At June 30, 2014, the Company’s capital resources included net worth of $20.2 billion and lines of credit totaling $6.9 billion, of which $6.7 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 21% at June 30, 2014 and December 31, 2013. This ratio is a measure of the Company’s long-term indebtedness and is an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at June 30, 2014.

As of June 30, 2014, the Company had $0.5 billion of cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $4.0 billion, and domestic cash and cash equivalents at June 30, 2014 of $1.1 billion.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2014, the Company utilized $0.4 billion of its facility under the Programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has a stock repurchase program and has acquired approximately 7.2 million shares and 11.5 million shares for the quarter and six months ended June 30, 2014, respectively. The Company has 54.1 million shares remaining that may be purchased under the program until December 31, 2014.
On July 7, 2014, the Company announced that it is acquiring WILD Flavors GmbH “WILD Flavors” in an all-cash transaction valued at approximately €2.3 billion enterprise value. The Company’s cash payment obligation to WILD Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P. would be €2.2 billion, and the Company would assume approximately €0.1 billion of net debt. The transaction is contingent on regulatory approvals and is expected to close by December 31, 2014. After the Company’s announcement of the pending acquisition, the three major credit rating agencies affirmed the Company’s credit rating and kept their respective outlooks as stable. The Company plans to fund the acquisition using operating cash flows and some forms of debt.
After the announcement of the WILD Flavors acquisition agreement, the Company lowered its capital expenditures target for 2014 from $1.4 billion to $900 million.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2014 and December 31, 2013 were $17.2 billion and $16.6 billion, respectively.  As of June 30, 2014, the Company expects to make payments related to purchase obligations of $15.7 billion within the next twelve months.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) in order to further diversify funding of the Company’s global working capital requirements. Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.4 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Ireland Receivables uses the cash proceeds from the transfer of receivables to the Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. As of June 30, 2014, the fair value of trade receivables transferred to the Second Purchasers under the Second Program and derecognized from the Company’s consolidated balance sheet was $0.6 billion. At June 30, 2014, the related deferred consideration of $0.2 billion was recorded in other current assets. Additional details of the Second Program are disclosed in Note 14 of the notes to the consolidated financial statements.

In June 2014, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) and increased its facility from $1.1 billion to $1.2 billion. The Program terminates on June 26, 2015 unless extended.

There were no other material changes in the Company’s off balance sheet arrangements during the six months ended June 30, 2014.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2014 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Six months ended		Year ended
	June 30, 2014		December 31, 2013
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(125)	$(13)	$660	$66
Lowest position	(964)	(96)	(1,833)	(183)
Average position	(600)	(60)	(959)	(96)

The decrease in fair value of the average position was principally the result of decrease in commodity prices and decrease in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 9 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to our compliance with laws and regulations relating to the environment, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. The defendants have filed counterclaims against the plaintiffs. The parties are currently engaged in a pretrial discovery.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2014. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2014 to
April 30, 2014	747,203	$43.454	685,100	60,601,756

May 1, 2014 to
May 31, 2014	3,155,097	43.804	3,155,097	57,446,659

June 1, 2014 to
June 30, 2014	3,360,119	44.588	3,360,119	54,086,540
Total	7,262,419	$44.131	7,200,316	54,086,540

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2014, there were 62,103 shares received as payment for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2014, there were no shares received as payment for the exercise price of stock option exercises.

(2)
On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.

ITEM 6.	EXHIBITS

(2)
Sale and Purchase Agreement, dated July 5, 2014, by and among Acher-Daniels-Midland Europe B.V., Archer Daniels Midland Europoort B.V., ADM Worldwide Holdings L.P., Dr. Hans-Peter Wild and KKR Columba Four S.a.r.l., filed on July 8, 2014 as Exhibit 2.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

(3)(i)
Composite Certificate of Incorporation, as amended, filed on November 13, 2001 as Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(3)(ii)	Bylaws, as amended, filed on February 11, 2013 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Senior Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: August 5, 2014