Form 10-Q
period 2014-09-30
ARCHER DANIELS MIDLAND CO
filed 2014-11-05
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-44
ARCHER-DANIELS-MIDLAND COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0129150
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

77 West Wacker Drive, Suite 4600 Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

(312) 634-8100
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
Common Stock, no par value – 643,787,556 shares
(October 31, 2014)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)

Revenues	$18,117	$21,393	$60,307	$65,661
Cost of products sold	16,647	20,237	56,990	62,942
Gross Profit	1,470	1,156	3,317	2,719

Selling, general, and administrative expenses	451	429	1,270	1,317
Asset impairment, exit, and restructuring costs	—	23	31	23
Interest expense	79	105	251	318
Equity in earnings of unconsolidated affiliates	(21)	(63)	(231)	(262)
Interest income	(16)	(12)	(62)	(68)
Other (income) expense – net	(56)	(35)	(76)	(10)
Earnings Before Income Taxes	1,033	709	2,134	1,401

Income taxes	285	228	586	424
Net Earnings Including Noncontrolling Interests	748	481	1,548	977

Less: Net earnings (losses) attributable to noncontrolling interests	1	5	1	9

Net Earnings Attributable to Controlling Interests	$747	$476	$1,547	$968

Average number of shares outstanding – basic	650	661	655	661

Average number of shares outstanding – diluted	653	664	658	663

Basic earnings per common share	$1.15	$0.72	$2.36	$1.46

Diluted earnings per common share	$1.14	$0.72	$2.35	$1.46

Dividends per common share	$0.24	$0.19	$0.72	$0.57

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)

Net earnings including noncontrolling interests	$748	$481	$1,548	$977
Other comprehensive income (loss):
Foreign currency translation adjustment	(462)	225	(462)	(1)
Tax effect	7	—	8	2
Net of tax amount	(455)	225	(454)	1

Pension and other postretirement benefit liabilities adjustment	14	10	24	45
Tax effect	(4)	(4)	(7)	(16)
Net of tax amount	10	6	17	29

Deferred gain (loss) on hedging activities	59	16	32	18
Tax effect	(23)	(7)	(13)	(7)
Net of tax amount	36	9	19	11

Unrealized gain (loss) on investments	10	3	3	2
Tax effect	—	(3)	3	—
Net of tax amount	10	—	6	2
Other comprehensive income (loss)	(399)	240	(412)	43
Comprehensive income including noncontrolling interests	349	721	1,136	1,020

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	5	1	—

Comprehensive income attributable to controlling interests	$348	$716	$1,135	$1,020

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

	September 30,	December 31,
(In millions)	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,539	$3,121
Short-term marketable securities	348	433
Segregated cash and investments	4,751	3,961
Trade receivables	2,121	3,224
Inventories	8,034	11,441
Other current assets	6,846	6,350
Total Current Assets	26,639	28,530

Investments and Other Assets
Investments in and advances to affiliates	3,513	3,340
Long-term marketable securities	518	508
Goodwill and other intangible assets	732	759
Other assets	424	478
Total Investments and Other Assets	5,187	5,085

Property, Plant, and Equipment
Land	409	408
Buildings	4,876	4,877
Machinery and equipment	17,488	17,472
Construction in progress	882	773
	23,655	23,530
Accumulated depreciation	(13,660)	(13,393)
Net Property, Plant, and Equipment	9,995	10,137

Total Assets	$41,821	$43,752

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$177	$358
Trade payables	3,134	4,513
Payables to brokerage customers	5,745	4,832
Accrued expenses and other payables	4,677	4,790
Current maturities of long-term debt	18	1,165
Total Current Liabilities	13,751	15,658

Long-Term Liabilities
Long-term debt	5,346	5,347
Deferred income taxes	1,522	1,448
Other	941	1,105
Total Long-Term Liabilities	7,809	7,900

Shareholders’ Equity
Common stock	5,541	6,136
Reinvested earnings	15,154	14,077
Accumulated other comprehensive income (loss)	(469)	(57)
Noncontrolling interests	35	38
Total Shareholders’ Equity	20,261	20,194
Total Liabilities and Shareholders’ Equity	$41,821	$43,752

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$1,548	$977
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	646	681
Asset impairment charges	—	23
Deferred income taxes	(13)	4
Equity in earnings of affiliates, net of dividends	(110)	(152)
Stock compensation expense	43	30
Pension and postretirement accruals (contributions), net	6	7
Deferred cash flow hedges	32	18
Gains on sales of assets and equity dilution	(197)	(27)
Other – net	(8)	(115)
Changes in operating assets and liabilities, net of businesses acquired
Segregated cash and investments	(795)	(360)
Trade receivables	957	92
Inventories	3,181	4,788
Other current assets	(482)	615
Trade payables	(1,307)	(2,154)
Payables to brokerage customers	960	132
Accrued expenses and other payables	(37)	310
Total Operating Activities	4,424	4,869

Investing Activities
Purchases of property, plant, and equipment	(605)	(659)
Proceeds from sales of property, plant, and equipment	29	36
Net assets of businesses acquired	(3)	(35)
Purchases of marketable securities	(885)	(530)
Proceeds from sales of marketable securities	951	826
Distributions from affiliates	88	150
Other – net	5	38
Total Investing Activities	(420)	(174)

Financing Activities
Long-term debt borrowings	1	23
Long-term debt payments	(1,167)	(265)
Net borrowings (payments) under lines of credit agreements	(178)	(2,489)
Purchases of treasury stock	(702)	(95)
Cash dividends	(470)	(376)
Acquisition of noncontrolling interest	(157)	—
Other – net	87	45
Total Financing Activities	(2,586)	(3,157)

Increase (decrease) in cash and cash equivalents	1,418	1,538
Cash and cash equivalents beginning of period	3,121	1,714

Cash and cash equivalents end of period	$4,539	$3,252

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194
Comprehensive income
Net earnings			1,547		1
Other comprehensive income (loss)				(412)
Total comprehensive income						1,136
Cash dividends paid- $0.72 per share			(470)			(470)
Treasury stock purchases	(16)	(702)				(702)
Stock compensation expense		43				43
Other	3	64			(4)	60
Balance September 30, 2014	646	$5,541	$15,154	$(469)	$35	$20,261

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2013.

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

Effective January 1, 2015, the Company will be required to adopt the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limits the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. The Company will be required to adopt the presentation and expanded disclosure requirements of the amended guidance prospectively. Early adoption is permitted. The adoption of this amended guidance may change financial statement presentation and require expanded disclosures but will not impact financial results.

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

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,188	$1,522	$3,710
Unrealized derivative gains:
Commodity contracts	—	737	552	1,289
Foreign exchange contracts	1	238	—	239
Interest rate contracts	—	3	—	3
Cash equivalents	1,012	—	—	1,012
Marketable securities	779	81	—	860
Segregated investments	1,877	—	—	1,877
Deferred receivables consideration	—	695	—	695
Total Assets	$3,669	$3,942	$2,074	$9,685

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$804	$261	$1,065
Foreign exchange contracts	—	246	—	246
Interest rate contracts	—	4	—	4
Inventory-related payables	—	290	20	310
Total Liabilities	$—	$1,344	$281	$1,625

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,247	$1,812	$6,059
Unrealized derivative gains:
Commodity contracts	31	540	279	850
Foreign exchange contracts	30	88	—	118
Interest rate contracts	—	1	—	1
Cash equivalents	2,518	—	—	2,518
Marketable securities	881	26	—	907
Segregated investments	1,707	—	—	1,707
Deferred receivables consideration	—	757	—	757
Total Assets	$5,167	$5,659	$2,091	$12,917

Liabilities:
Unrealized derivative losses:
Commodity contracts	$45	$343	$261	$649
Foreign exchange contracts	—	166	—	166
Interest rate contracts	—	9	—	9
Inventory-related payables	—	708	34	742
Total Liabilities	$45	$1,226	$295	$1,566

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 14). This amount is reflected in other current assets on the consolidated balance sheet (see Note 6). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2014.

	Level 3 Fair Value Asset Measurements at
	September 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2014	$1,139	$239	$1,378
Total increase (decrease) in unrealized gains included in cost of products sold*	(33)	285	252
Purchases	2,526	—	2,526
Sales	(2,352)	—	(2,352)
Settlements	—	(166)	(166)
Transfers into Level 3	266	207	473
Transfers out of Level 3	(24)	(13)	(37)
Ending balance, September 30, 2014	$1,522	$552	$2,074

* Includes increase in unrealized gains of $145 million relating to Level 3 assets still held at September 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2014.

	Level 3 Fair Value Liability Measurements at
	September 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2014	$19	$162	$181
Total increase (decrease) in unrealized losses included in cost of products sold*	—	110	110
Purchases	12	—	12
Sales	(11)	—	(11)
Settlements	—	(130)	(130)
Transfers into Level 3	—	127	127
Transfers out of Level 3	—	(8)	(8)
Ending balance, September 30, 2014	$20	$261	$281

* Includes increase in unrealized losses of $111 million relating to Level 3 liabilities still held at September 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013.

	Level 3 Fair Value Asset Measurements at
	September 30, 2013
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2013	$1,926	$267	$2,193
Total increase (decrease) in unrealized gains included in cost of products sold*	162	143	305
Purchases	2,896	—	2,896
Sales	(3,264)	—	(3,264)
Settlements	—	(153)	(153)
Transfers into Level 3	35	69	104
Transfers out of Level 3	(483)	(64)	(547)
Ending balance, September 30, 2013	$1,272	$262	$1,534

* Includes increase in unrealized gains of $289 million relating to Level 3 assets still held at September 30, 2013.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013.

	Level 3 Fair Value Liability Measurements at
	September 30, 2013
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2013	$63	$233	$296
Total increase (decrease) in unrealized losses included in cost of products sold*	—	127	127
Purchases	4	—	4
Sales	(17)	—	(17)
Settlements	—	(186)	(186)
Transfers into Level 3	—	30	30
Transfers out of Level 3	(41)	(18)	(59)
Ending balance, September 30, 2013	$9	$186	$195

* Includes increase in unrealized losses of $127 million relating to Level 3 liabilities still held at September 30, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.

	Level 3 Fair Value Asset Measurements at
	September 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in unrealized gains included in cost of products sold*	(208)	507	299
Purchases	10,474	—	10,474
Sales	(10,711)	—	(10,711)
Settlements	—	(529)	(529)
Transfers into Level 3	266	328	594
Transfers out of Level 3	(111)	(33)	(144)
Ending balance, September 30, 2014	$1,522	$552	$2,074

* Includes increase in unrealized gains of $516 million relating to Level 3 assets still held at September 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.

	Level 3 Fair Value Liability Measurements at
	September 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in unrealized losses included in cost of products sold*	10	384	394
Purchases	18	—	18
Sales	(42)	—	(42)
Settlements	—	(580)	(580)
Transfers into Level 3	—	234	234
Transfers out of Level 3	—	(38)	(38)
Ending balance, September 30, 2014	$20	$261	$281

* Includes increase in unrealized losses of $397 million relating to Level 3 liabilities still held at September 30, 2014.

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

* Includes increase in unrealized gains of $553 million relating to Level 3 assets still held at September 30, 2013.

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

* Includes increase in unrealized losses of $237 million relating to Level 3 liabilities still held at September 30, 2013.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2014 and December 31, 2013. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of September 30, 2014 is a weighted average 32.1% of the total price for assets and 30.8% for liabilities.

	Weighted Average % of Total Price
	September 30, 2014		December 31, 2013
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	32.1%	30.8%	21.9%	13.2%
Transportation cost	11.4%	—%	12.3%	—%

Commodity Derivative Contracts
Basis	20.1%	18.5%	22.8%	17.6%
Transportation cost	8.1%	24.4%	32.5%	12.3%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$239	$246	$118	$166
Interest Contracts	—	—	1	—
Commodity Contracts	1,289	1,065	850	649
Total	$1,528	$1,311	$969	$815

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013
	(In millions)

Interest Contracts
Interest expense	$—	$0
Other income (expense) – net	—	1

FX Contracts
Revenues	$5	$(3)
Cost of products sold	17	29
Other income (expense) – net	(148)	85

Commodity Contracts
Cost of products sold	$720	$(3)
Total gain (loss) recognized in earnings	$594	$109

	Nine months ended September 30,
	2014	2013
	(In millions)
Interest Contracts
Interest expense	$—	$0
Other income (expense) – net	0	1

FX Contracts
Revenues	$(3)	$106
Cost of products sold	105	(58)
Other income (expense) – net	(172)	30

Commodity Contracts
Cost of products sold	$213	$204
Total gain (loss) recognized in earnings	$143	$283

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of September 30, 2014 and December 31, 2013, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At September 30, 2014, the Company has $3 million in other current assets and $4 million in accrued expenses and other payables representing the fair value of the interest rate swaps and corresponding increases and decreases in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of September 30, 2014, the Company has $9 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax gains in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 71% of its monthly anticipated grind.  At September 30, 2014, the Company has designated hedges representing between 0.1% and 44% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 9 million and 109 million gallons of ethanol sales per month under these programs.  For the next 9 months, the Company has designated hedges representing between 1 million and 61 million gallons of ethanol sales per month.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	$3	$4	$0	$9
Total	$3	$4	$0	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2014 and 2013.

		Three months ended
	Consolidated Statement of Earnings Locations	September 30,
		2014	2013
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$2	$0
Interest Contracts	Interest expense	1	1
Commodity Contracts	Cost of products sold	(110)	(2)
	Revenues	(1)	(2)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(4)	—
	Cost of products sold	(12)	(73)
Total amount recognized in earnings		$(124)	$(76)

		Nine months ended
	Consolidated Statement of Earnings Locations	September 30,
		2014	2013
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$2	$0
Interest Contracts	Interest expense	1	1
Commodity Contracts	Cost of products sold	(103)	(7)
	Revenues	(86)	3
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(28)	—
	Cost of products sold	(19)	(128)
Total amount recognized in earnings		$(233)	$(131)

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

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and nine months ended September 30, 2014 and 2013.

	Three months ended
	September 30,
	2014	2013
	(In millions)
Balance at June 30, 2014 and 2013	$(12)	$6
Unrealized gains (losses)	(49)	13
Losses (gains) reclassified to earnings	108	3
Tax effect	(23)	(7)
Balance at September 30, 2014 and 2013	$24	$15

	Nine months ended
	September 30,
	2014	2013
	(In millions)

Balance at December 31, 2013 and 2012	$5	$4
Unrealized gains (losses)	(154)	15
Losses (gains) reclassified to earnings	186	3
Tax effect	(13)	(7)
Balance at September 30, 2014 and 2013	$24	$15

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

September 30, 2014
United States government obligations
Maturity less than 1 year	$282	$—	$—	$282
Maturity 1 to 5 years	90	—	—	90
Government–sponsored enterprise obligations
Maturity 1 to 5 years	1	—	—	1
Corporate debt securities
Maturity 1 to 5 years	74	—	—	74
Other debt securities
Maturity less than 1 year	66	—	—	66
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	355	2	(7)	350
	$871	$2	$(7)	$866

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2013
United States government obligations
Maturity less than 1 year	$395	$—	$—	$395
Maturity 1 to 5 years	124	—	—	124
Government–sponsored enterprise obligations
Maturity 1 to 5 years	4	—	—	4
Corporate debt securities
Maturity 1 to 5 years	16	—	—	16
Other debt securities
Maturity less than 1 year	38	—	—	38
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	362	1	(2)	361
	$942	$1	$(2)	$941

Of the $7 million in unrealized losses at September 30, 2014, $5 million arose within the last 12 months and is related to the Company’s investment in one available-for-sale equity security with a fair value of $6 million.  The market value of the Company’s investment that has been in an unrealized loss position for 12 months or longer is $4 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2014	2013
	(In millions)

Unrealized gains on derivative contracts	$1,531	$969
Deferred receivables consideration	695	757
Customer omnibus receivable	1,489	1,298
Financing receivables - net (1)	371	576
Other current assets	2,760	2,750
	$6,846	$6,350

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $12 million and $15 million at September 30, 2014 and December 31, 2013, respectively. Changes in the allowance for the nine months ended September 30, 2014 included an increase of $2 million for additional bad debt provisions and a reduction in the allowance for adjustments of $5 million. Interest earned on financing receivables of $5 million and $17 million for the three and nine months ended September 30, 2014, respectively, and $4 million and $18 million for the three and nine months ended September 30, 2013, respectively, is included in interest income in the consolidated statements of earnings.

Note 7.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2014	2013
	(In millions)

Unrealized losses on derivative contracts	$1,315	$824
Accrued expenses and other payables	3,362	3,966
	$4,677	$4,790

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Debt and Financing Arrangements

As of December 31, 2013, the Company had outstanding $1.15 billion principal amount of convertible senior notes (the “Notes”) due in February 2014. On February 18, 2014, the Notes were repaid with available funds.

At September 30, 2014, the fair value of the Company’s long-term debt exceeded the carrying value by $1.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2014, the Company had lines of credit totaling $6.7 billion, of which $6.6 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2014.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable. As of September 30, 2014, the Company utilized $1.3 billion of its facility under the Programs (see Note 14 for more information on the Programs).

Note 9.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 27.6% and 27.5%, respectively, compared to 32.2% and 30.3% for the three and nine months ended September 30, 2013, respectively, due primarily to the effect of discrete tax adjustments partially offset by changes in the geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of September 30, 2014, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $527 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received. The statutes of limitation for 2005 and 2008 have expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could face additional claims of approximately $60 million (based on currency exchange rates as of September 30, 2014).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $37 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 and 2005. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for certain years subsequent to 2005, and estimates that these potential assessments would be approximately $367 million (as of September 30, 2014 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2005. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2014 and the reclassifications out of AOCI for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at June 30, 2014	$270	$(12)	$(323)	$(5)	$(70)
Other comprehensive income (loss) before reclassifications	(462)	(49)	8	10	(493)
Amounts reclassified from AOCI	—	108	6	—	114
Tax effect	7	(23)	(4)	—	(20)
Net current period other comprehensive income	(455)	36	10	10	(399)
Balance at September 30, 2014	$(185)	$24	$(313)	$5	$(469)

	Nine months ended September 30, 2014
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)
Other comprehensive income before reclassifications	(462)	(154)	8	3	(605)
Amounts reclassified from AOCI	—	186	16	—	202
Tax effect	8	(13)	(7)	3	(9)
Net current period other comprehensive income	(454)	19	17	6	(412)
Balance at September 30, 2014	$(185)	$24	$(313)	$5	$(469)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Nine months ended
Details about AOCI components	Sep 30 2014	Sep 30 2013	Sep 30 2014	Sep 30 2013	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$110	$2	$103	$7	Cost of products sold
	(1)	(1)	(1)	(1)	Interest expense
	(2)	—	(2)	—	Other income/expense
	1	2	86	(3)	Revenues
	108	3	186	3	Total before tax
	(40)	(1)	(69)	(1)	Tax
	$68	$2	$117	$2	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(3)	$(3)	$(11)	$(11)
Actuarial losses	9	18	27	56
	6	15	16	45	Total before tax
	(2)	(5)	(5)	(16)	Tax
	$4	$10	$11	$29	Net of tax

Unrealized loss on investments
	$—	$9	$—	$9	Asset impairment, exit, and restructuring costs
	—	(3)	—	(3)	Tax
	$—	$6	$—	$6	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)

Gains on sales of assets	$(163)	$(6)	$(197)	$(27)
Net gain on marketable securities transactions	—	(2)	—	(7)
Loss (Gain) on foreign exchange hedges	102	(26)	102	25
Other – net	5	(1)	19	(1)
Other (Income) Expense - Net	$(56)	$(35)	$(76)	$(10)

Gains on sales of assets for the three and nine months ended September 30, 2014 includes a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units. The transaction occurred on September 30, 2014, and the gain was determined on a preliminary basis subject to a final valuation which will be completed in the fourth quarter of 2014.

The loss on foreign exchange hedges for the three and nine months ended September 30, 2014 was due to losses on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition (see Note 15). The loss (gain) on foreign exchange hedges for the three and nine months ended September 30, 2013 was due to losses (gains) on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp Limited (GrainCorp) acquisition.

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

With the acquisition of Wild Flavors, the Company plans to form a new business unit effective in the first quarter of 2015. This business unit’s financial results will be reported under a new segment which will be called Wild Flavors and Specialty Ingredients.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company’s reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment. Corporate results also include the after-tax elimination of income attributable to the minority shareholder of Toepfer. The Company acquired the remaining 20% minority interest in Toepfer during the second quarter of 2014, thus no longer requiring the elimination of income attributable to the minority shareholder as of June 30, 2014.

For detailed information regarding the Company’s reportable segments, see Note 18 to the consolidated financial statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)

Gross revenues
Oilseeds Processing	$8,484	$10,429	$26,703	$29,512
Corn Processing	2,928	3,437	8,879	10,210
Agricultural Services	8,276	9,829	29,653	32,629
Other	145	84	420	261
Intersegment elimination	(1,716)	(2,386)	(5,348)	(6,951)
Total gross revenues	$18,117	$21,393	$60,307	$65,661

Intersegment sales
Oilseeds Processing	$630	$1,213	$2,205	$2,817
Corn Processing	32	44	82	126
Agricultural Services	992	1,078	2,882	3,848
Other	62	51	179	160
Total intersegment sales	$1,716	$2,386	$5,348	$6,951

Revenues from external customers
Oilseeds Processing
Crushing and Origination	$4,632	$5,588	$14,615	$15,950
Refining, Packaging, Biodiesel, and Other	2,253	2,666	6,955	7,799
Cocoa and Other	895	809	2,559	2,403
Asia	74	153	369	543
Total Oilseeds Processing	7,854	9,216	24,498	26,695
Corn Processing
Sweeteners and Starches	1,003	1,206	2,879	3,710
Bioproducts	1,893	2,187	5,918	6,374
Total Corn Processing	2,896	3,393	8,797	10,084
Agricultural Services
Merchandising and Handling	6,206	7,617	23,586	25,380
Milling and Other	1,000	1,066	3,004	3,238
Transportation	78	68	181	163
Total Agricultural Services	7,284	8,751	26,771	28,781
Other
Financial	83	33	241	101
Total Other	83	33	241	101
Total revenues from external customers	$18,117	$21,393	$60,307	$65,661

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)

Segment operating profit
Oilseeds Processing
Crushing and Origination	$214	$242	$538	$583
Refining, Packaging, Biodiesel, and Other	96	85	328	286
Cocoa and Other	26	5	51	(23)
Asia	26	29	106	149
Total Oilseeds Processing	362	361	1,023	995
Corn Processing
Sweeteners and Starches	170	100	414	302
Bioproducts	193	59	492	233
Total Corn Processing	363	159	906	535
Agricultural Services
Merchandising and Handling	220	4	404	104
Milling and Other	60	77	172	200
Transportation	35	21	95	30
Total Agricultural Services	315	102	671	334
Other
Financial	33	(16)	52	19
Total Other	33	(16)	52	19
Total segment operating profit	1,073	606	2,652	1,883
Corporate	(40)	103	(518)	(482)
Earnings before income taxes	$1,033	$709	$2,134	$1,401

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs recognized in the nine months ended September 30, 2014 of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to Toepfer integration following the acquisition of the minority interest and other restructuring charges of $15 million.

Asset impairment, exit, and restructuring costs recognized in the three and nine months ended September 30, 2013 of $23 million consisted of property, plant, and equipment asset impairments of $12 million and an other-than-temporary writedown of an investment of $11 million.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2014 and December 31, 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of September 30, 2014 and December 31, 2013, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.0 billion, and $1.9 billion, respectively. In exchange for the transfer as of September 30, 2014 and December 31, 2013, the Company received cash of $1.3 billion and $1.1 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.7 billion and $0.8 billion, respectively. Cash collections from customers on receivables sold were $23.7 billion and $27.8 billion for the nine months ended September 30, 2014 and 2013, respectively. Of this amount, $22.4 billion and $27.8 billion pertain to cash collections on the deferred consideration for the nine months ended September 30, 2014 and 2013, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $4 million during the three and nine months ended September 30, 2014, respectively, and $1 million and $3 million during the three and nine months ended September 30, 2013, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2014 and 2013 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 15.     Subsequent Events

On October 1, 2014, the Company completed the acquisition of WILD Flavors GmbH (“Wild Flavors”), making the Company one of the world’s leading flavors and specialty ingredients companies. In an all-cash transaction valued at approximately $3.0 billion enterprise value, the Company paid $2.8 billion to Wild Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P., and assumed approximately $0.2 billion of net debt. In addition, the Company incurred $0.1 billion of foreign exhange hedging losses on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition during the three months ended September 30, 2014. The Company is in the process of obtaining a valuation of the acquired assets and assumed liabilities. The Company will begin consolidating the financial results of Wild Flavors as of October 1, 2014.

On October 13, 2014, the Company announced an agreement to purchase Specialty Commodities Inc., a leading originator, processor and distributor of healthy ingredients, including nuts, fruits, seeds, legumes and ancient grains, for approximately $170 million subject to regulatory approval. The transaction is expected to close during the fourth quarter of 2014.

On October 31, 2014, the Company announced that it has acquired the processing facilities and certain assets of Harrell Nut Company, one of the country’s leading processors and shellers of pecans, for approximately $89 million.

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

With the acquisition of Wild Flavors, the Company plans to form a new business unit effective in the first quarter 2015. This business unit’s financial results will be reported under a new segment which will be called Wild Flavors and Specialty Ingredients.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans. The Agricultural Services segment includes the activities of Alfred C. Toepfer International (Toepfer), a global merchant of agricultural commodities and processed products. On June 6, 2014, the Company announced that it has completed its acquisition of the remaining 20% minority interest in Toepfer for $157 million. The Agricultural Services segment also includes the Company’s share of the results of its Pacificor joint venture (formerly Kalama Export Company) and returns associated with the Company’s investment in GrainCorp.

Other includes the Company’s remaining operations, primarily its financial business units, related principally to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment. Corporate results also include the after-tax elimination of income attributable to the minority shareholder of Toepfer prior to June 6, 2014.

Significant Ongoing Portfolio Management Actions

The Company recently announced additional significant actions in its portfolio management. The Company:

•	signed an agreement with The Mosaic Company to sell its fertilizer blending business in Brazil and Paraguay on April 15, 2014;

•	announced the sale of its global chocolate business to Cargill for $440 million on September 2, 2014; and

•
announced an agreement to purchase Specialty Commodities Inc., a leading originator, processor and distributor of healthy ingredients, including nuts, fruits, seeds, legumes and ancient grains, for approximately $170 million on October 13, 2014.

These transactions are expected to close within the next twelve months, subject to completion of customary closing conditions and contingent on customary regulatory approvals which are in process. The Company considered whether the fertilizer and chocolate businesses should be classified as held for sale as of September 30, 2014, and determined that the requirements under the applicable authoritative accounting literature for held for sale accounting were not met.

On October 1, 2014, the Company completed the acquisition of Wild Flavors, making the Company one of the world’s leading flavors and specialty ingredients companies. In an all-cash transaction valued at approximately $3.0 billion enterprise value, the Company paid $2.8 billion to Wild Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P., and assumed approximately $0.2 billion of net debt. In addition, the Company incurred $0.1 billion of foreign exchange hedging losses on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition during the three months ended September 30, 2014. The Company is in the process of obtaining a valuation of the acquired assets and assumed liabilities. The Company will begin consolidating the financial results of Wild Flavors as of October 1, 2014.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net earnings attributable to controlling interests was $747 million in the third quarter of 2014 compared to $476 million in the third quarter of 2013. Segment operating profit increased $467 million to $1,073 million, primarily due to improved corn processing and merchandising and handling results. Included in this quarter’s segment operating profit was a gain of approximately $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units. Corporate results were a charge of $40 million this quarter compared to income of $103 million in last year’s quarter. This change was driven principally by current quarter losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition compared to gains in the third quarter of 2013 of $26 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition. Corporate results this quarter also include a charge of $56 million related the Company’s equity method investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), and a credit of $315 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $298 million in the third quarter of 2013.

Income taxes increased $57 million due to higher earnings before income taxes partially offset by a lower effective tax rate. The Company’s effective tax rate for the quarter ended September 30, 2014 decreased to 27.6% compared to 32.2% for the quarter ended September 30, 2013 due primarily to the effect of positive discrete tax adjustments of $36 million in the current quarter compared to negative discrete tax adjustments of $13 million in the prior year partially offset by changes in the geographic mix of pretax earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Demand for global protein meal and vegetable oil remained steady. Overall, U.S. grain export demand was strong but challenged due to tight supplies related to the seasonal supply shift from North America to South America ahead of the North American harvest, which began in September. Corn sweetener demand was steady and U.S. ethanol demand from both domestic and export markets was strong. Lower average selling prices of corn sweeteners were more than offset by lower net corn costs. Compared to a strong quarter last year, South American grain and oilseed origination was challenged by slow farmer selling throughout most of the quarter. Cocoa press margins have continued to improve from last year when margins were negatively impacted by higher inventories and excess industry capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Oilseeds	7,235	7,191	44
Corn	6,039	5,794	245
Milling and cocoa	1,904	1,878	26
Total	15,178	14,863	315

The Company continued to operate its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$4,632	$5,588	$(956)
Refining, Packaging, Biodiesel, and Other	2,253	2,666	(413)
Cocoa and Other	895	809	86
Asia	74	153	(79)
Total Oilseeds Processing	7,854	9,216	(1,362)

Corn Processing
Sweeteners and Starches	1,003	1,206	(203)
Bioproducts	1,893	2,187	(294)
Total Corn Processing	2,896	3,393	(497)

Agricultural Services
Merchandising and Handling	6,206	7,617	(1,411)
Milling and Other	1,000	1,066	(66)
Transportation	78	68	10
Total Agricultural Services	7,284	8,751	(1,467)

Other
Financial	83	33	50
Total Other	83	33	50
Total	$18,117	$21,393	$(3,276)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues decreased $3.3 billion, or 15%, to $18.1 billion due principally to lower sales volumes ($2.0 billion) and overall lower average sales prices ($1.3 billion) related to a decrease in underlying commodity costs.  The decrease in sales volumes was due principally to lower sales volumes of unprocessed commodities. Oilseeds Processing revenues decreased 15% to $7.9 billion due principally to lower sales volumes ($1.1 billion) and lower average sales prices ($0.2 billion).  Corn Processing revenues decreased 15% to $2.9 billion due principally to lower average selling prices ($0.5 billion).  Agricultural Services revenues decreased 17% to $7.3 billion due principally to lower sales volumes ($0.9 billion) and lower average selling prices ($0.6 billion).

Cost of products sold decreased $3.6 billion to $16.6 billion due principally to lower average commodity costs and changes in LIFO reserves partially offset by higher manufacturing costs. Included in cost of products sold is a credit of $315 million from the effect of decreasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a credit of $298 million in the prior year’s quarter.  Manufacturing expenses increased $24 million due to increased salaries and benefits expense and higher maintenance costs, in part due to increased U.S. barge freight activities this year.

Selling, general, and administrative expenses increased $22 million to $451 million due principally to increased salaries and benefits expense and higher enterprise resource planning project, I.T., and other project-related expenses, partially offset by lower provisions for bad debts.

Interest expense declined $26 million to $79 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates decreased $42 million to $21 million primarily due to losses from the Company’s investment in CIP.

Other income increased $21 million to $56 million due to a gain of approximately $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units, partially offset by losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition and the absence of last year’s gain of $26 million on Australian foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In millions)
Oilseeds Processing
Crushing and Origination	$214	$242	$(28)
Refining, Packaging, Biodiesel, and Other	96	85	11
Cocoa and Other	26	5	21
Asia	26	29	(3)
Total Oilseeds Processing	362	361	1

Corn Processing
Sweeteners and Starches	170	100	70
Bioproducts	193	59	134
Total Corn Processing	363	159	204

Agricultural Services
Merchandising and Handling	220	4	216
Milling and Other	60	77	(17)
Transportation	35	21	14
Total Agricultural Services	315	102	213

Other
Financial	33	(16)	49
Total Other	33	(16)	49
Total Segment Operating Profit	1,073	606	467
Corporate	(40)	103	(143)
Earnings Before Income Taxes	$1,033	$709	$324

Oilseeds Processing operating profit increased $1 million to $362 million. Crushing and Origination operating profit decreased $28 million to $214 million due primarily to lower South American grain origination results caused by year-over-year slower farmer-selling, offset by improved softseed results and increased South American and European soybean results from higher capacity utilization and better crushing margins. Refining, Packaging, Biodiesel, and Other operating profit improved $11 million to $96 million due primarily to good demand and improved margins for biodiesel. Cocoa and Other operating profit , including the $5 million loss in the prior year and $4 million loss in the current year for mark-to-market hedge timing effects, improved $21 million to $26 million this quarter as cocoa press margins and capacity utilization increased. Asia results declined $3 million to $26 million, principally reflecting a decrease from the Company’s share of the results from its equity investee, Wilmar.

Corn Processing operating profit increased $204 million to $363 million. Included in the current quarter operating profit is a gain of approximately $7 million for corn hedge timing effects; while the prior year quarter included a loss of approximately $11 million for corn hedge timing effects and $10 million of asset impairment charges. Excluding these items, Sweeteners and Starches operating profit increased $63 million primarily due to lower net corn costs partially offset by lower average selling prices. Excluding corn hedge timing effects and asset impairment charges, Bioproducts profit in the quarter improved by $113 million as strong demand for U.S. ethanol combined with lower net corn costs resulted in higher margins this quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased $213 million to $315 million. Merchandising and Handling operating results increased $216 million to $220 million with continued improvement in international merchandising results offsetting the impact of the normal seasonal decline in U.S. grain export volumes. Current period results in Merchandising and Handling also include a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units. Prior period results included an approximately $30 million intercompany insurance-related gain. Transportation operating profit improved $14 million to $35 million due to higher volumes and freight rates in barge operations. Milling and Other operating profit decreased $17 million to $60 million as a result of lower margins.

Other financial operating profit increased $49 million to $33 million mainly due to the absence of an approximately $30 million insurance-related loss in the prior year which offset the insurance-related gain reported in the Agricultural Services segment.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In millions)

LIFO credit (charge)	$315	$298	$17
Interest expense - net	(72)	(105)	33
Unallocated corporate costs	(107)	(97)	(10)
Other charges (income)	(102)	26	(128)
Minority interest and other	(74)	(19)	(55)
Total Corporate	$(40)	$103	$(143)

Corporate results were a net charge of $40 million this quarter compared to income of $103 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $315 million this quarter compared to a credit of $298 million in the prior year quarter. Interest expense - net declined $33 million due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased $10 million primarily due to increased I.T. and other project-related costs. Other charges in the current quarter consisted of losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition. Other income in the third quarter of 2013 consisted of gains of $26 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition. Minority interest and other expense increased $55 million primarily due to a $56 million valuation loss related to the Company’s equity method investment in CIP, partially offset by changes in the elimination of the income attributable to the minority shareholder of Toepfer.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net earnings attributable to controlling interests increased $579 million to $1,547 million. Segment operating profit was $2.7 billion, up 41%, due primarily to improved corn processing and merchandising and handling results. Included in this quarter’s segment operating profit was a gain of approximately $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units. Corporate costs were higher by $36 million in the current period primarily due to losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition compared to $54 million of prior year charges related to an anti-corruption settlement and prior year losses of $25 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition. Earnings before income taxes for the nine months ended September 30, 2014 includes a credit of $229 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $225 million for the nine months ended September 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes increased $162 million due to higher earnings before income taxes partially offset by a lower effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2014 decreased to 27.5% compared to 30.3% for the nine months ended September 30, 2013 due primarily to the effect of positive discrete tax adjustments of $48 million in the current period compared to negative discrete tax adjustments of $25 million in the prior period partially offset by changes in the geographic mix of pretax earnings.

Market Factors Influencing Operations or Results

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Demand for global protein meal and vegetable oil remained strong and steady. Export demand for North American corn and soybeans was strong, but logistical challenges during the winter months, including rail delays and river freezes, caused higher costs. Toward the end of the second quarter, the industry began the seasonal supply shift from North America to South America resulting in a decline in U.S. export volumes, which has started to recover with the start of the North American harvest in September. Corn and wheat futures prices were inverted, which limited opportunities for storage and merchandising margins. Corn sweetener demand was steady. Strong U.S. ethanol demand from both domestic and export markets combined with industry logistical and production challenges in the winter months led to strong ethanol margins. South American grain and oilseed origination was challenged by slow farmer selling. Cocoa press margins have continued to improve from last year when margins were negatively impacted by excess capacity.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Oilseeds	23,709	22,928	781
Corn	18,124	17,314	810
Milling and cocoa	5,465	5,364	101
Total	47,298	45,606	1,692

The Company continued to operate its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$14,615	$15,950	$(1,335)
Refining, Packaging, Biodiesel, and Other	6,955	7,799	(844)
Cocoa and Other	2,559	2,403	156
Asia	369	543	(174)
Total Oilseeds Processing	24,498	26,695	(2,197)

Corn Processing
Sweeteners and Starches	2,879	3,710	(831)
Bioproducts	5,918	6,374	(456)
Total Corn Processing	8,797	10,084	(1,287)

Agricultural Services
Merchandising and Handling	23,586	25,380	(1,794)
Milling and Other	3,004	3,238	(234)
Transportation	181	163	18
Total Agricultural Services	26,771	28,781	(2,010)

Other
Financial	241	101	140
Total Other	241	101	140
Total	$60,307	$65,661	$(5,354)

Revenues decreased $5.4 billion, or 8%, to $60.3 billion due principally to lower average sales prices ($5.3 billion) related to a decrease in underlying commodity costs and lower overall sales volumes ($0.2 billion) partially offset by higher revenues in Other ($0.1 billion). Oilseeds Processing revenues decreased 8% to $24.5 billion due principally to lower sales volumes ($2.1 billion) and lower average sales prices ($0.1 billion). Corn Processing revenues decreased 13% to $8.8 billion due principally to lower average sales prices ($1.3 billion). Agricultural Services revenues decreased 7% to $26.8 billion primarily due to lower average sales prices ($3.9 billion) partially offset by higher sales volumes ($1.9 billion).

Cost of products sold decreased $6.0 billion to $57.0 billion due principally to lower average commodity costs partially offset by higher manufacturing costs. Included in cost of products sold is a credit of $229 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $225 million in the prior year’s period. Manufacturing expenses increased $160 million due to higher energy costs and higher maintenance costs. Higher energy costs were driven by unusually high volatility of natural gas prices during the winter months due primarily to supply interruptions impacted by the severe winter weather conditions.

Selling, general, and administrative expenses decreased $47 million to $1,270 million due principally to the absence of the prior year charge of $54 million related to an anti-corruption settlement and lower provisions for bad debt, partially offset by higher salaries and benefits and higher enterprise resource planning project, I.T., and other project-related costs.

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

Interest expense declined $67 million to $251 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates decreased $31 million to $231 million primarily due to lower earnings from the Company’s investments in CIP and Wilmar.

Other income increased $66 million to $76 million due principally to a gain of approximately $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units and the absence of prior year losses of $25 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, partially offset by current period losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition.

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In millions)

Oilseeds Processing
Crushing and Origination	$538	$583	$(45)
Refining, Packaging, Biodiesel, and Other	328	286	42
Cocoa and Other	51	(23)	74
Asia	106	149	(43)
Total Oilseeds Processing	1,023	995	28

Corn Processing
Sweeteners and Starches	414	302	112
Bioproducts	492	233	259
Total Corn Processing	906	535	371

Agricultural Services
Merchandising and Handling	404	104	300
Milling and Other	172	200	(28)
Transportation	95	30	65
Total Agricultural Services	671	334	337

Other
Financial	52	19	33
Total Other	52	19	33
Total Segment Operating Profit	2,652	1,883	769
Corporate	(518)	(482)	(36)
Earnings Before Income Taxes	$2,134	$1,401	$733

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $28 million to $1,023 million. Included in the current period operating profit is a charge of approximately $29 million for cocoa hedge timing effects, while the prior period included a gain of approximately $11 million. Crushing and Origination operating profit decreased $45 million to $538 million primarily due to lower South American grain origination results caused by year-over-year slower farmer-selling partially offset by strong soybean and softseed volumes and margins in North America and South America. Refining, Packaging, Biodiesel, and Other results improved $42 million to $328 million on good demand and improved margins for refined and packaged oils and improved European biodiesel results. Cocoa and Other results, including the mark-to-market timing effects discussed above, improved $74 million to $51 million this period as cocoa press margins significantly increased. Asia results declined $43 million to $106 million, principally reflecting a decrease from the Company’s share of its results from its equity investee, Wilmar.

Corn Processing operating profit increased $371 million to $906 million. Included in the current period operating profit is a gain of approximately $12 million for corn hedge timing effects; while the prior period included a charge of approximately $40 million for corn hedge time effects and $10 million of asset impairment charges. Excluding these items, Sweeteners and Starches operating profit increased $75 million primarily due to lower net corn costs partially offset by lower average selling prices. Excluding corn hedge timing effects and asset impairment charges, Bioproducts profit in the period improved by $234 million as solid demand for U.S. ethanol from domestic and export markets, lower net corn costs, and lower industry production volumes in the winter months caused by logistical and production challenges combined to drive strong margins. While the ethanol logistics environment remained challenging, the Company provided a steady supply to blenders.

Agricultural Services operating profits increased $337 million to $671 million. Merchandising and Handling operating results improved $300 million to $404 million due principally to higher U.S. grain export volumes and improvement in international merchandising results. Current period results in Merchandising and Handling include a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units. Prior period results included an approximately $30 million intercompany insurance-related gain. Transportation operating profit improved $65 million to $95 million due to higher volumes and freight rates in barge operations. Milling and Other results declined $28 million to $172 million on lower margins and volumes in the milling business and inverted wheat futures prices reducing opportunities for grain and feed merchandising.

Other financial operating profit increased $33 million to $52 million mainly due to the absence of an approximately $30 million insurance-related loss in the prior year which offset the insurance-related gain reported in the Agricultural Services segment.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In millions)
LIFO credit (charge)	$229	$225	$4
Interest expense - net	(243)	(314)	71
Unallocated corporate costs	(296)	(250)	(46)
Other charges	(133)	(79)	(54)
Minority interest and other	(75)	(64)	(11)
Total Corporate	$(518)	$(482)	$(36)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $518 million in the current period compared to a net charge of $482 million in the prior period. The effects of decreasing commodity prices on LIFO inventory valuations resulted in a credit of $229 million in the current period compared to a credit of $225 million in the prior period. Interest expense - net declined $71 million due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased $46 million primarily due to higher enterprise resource planning project, I.T., and other project-related costs. Other charges in the current period consisted of losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition, global headquarters relocation costs of $16 million, and Toepfer integration and other restructuring charges of $15 million. Other charges in the prior period of $79 million consisted of a $54 million provision related to an anti-corruption settlement and losses of $25 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition. Minority interest and other expense increased $11 million primarily due to changes in the elimination of the income attributable to the minority shareholder of Toepfer.

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

At September 30, 2014, the Company had $4.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.9 to 1. Included in working capital is $4.3 billion of readily marketable commodity inventories. Cash provided by operating activities was $4.4 billion for the nine months compared to $4.9 billion the same period last year. Working capital changes increased cash by $2.5 billion for the nine months compared to $3.4 billion the same period last year. Trade receivables decreased $1.0 billion due principally to lower sales. Inventories declined approximately $3.4 billion at September 30, 2014 compared to December 31, 2013, as lower quantities reduced inventories by approximately $2.5 billion and lower prices reduced inventories by $0.9 billion. Trade payables declined approximately $1.3 billion principally reflecting cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.4 billion for the nine months compared to $0.2 billion the same period last year. Marketable securities purchases were $0.9 billion for the nine months compared to $0.5 billion the same period last year. Capital expenditures and net assets of businesses acquired was $0.6 billion for the nine months compared to $0.7 billion the same period last year. Cash used in financing activities was $2.6 billion for the nine months compared to $3.2 billion the same period last year. In the current period, long-term debt payments increased as the $1.15 billion convertible debt matured in February 2014 and was paid with available cash.

At September 30, 2014, the Company’s capital resources included net worth of $20.3 billion and lines of credit totaling $6.7 billion, of which $6.6 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 21% at September 30, 2014 and December 31, 2013. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2014.

As of September 30, 2014, the Company had cash of $4.5 billion, of which, $0.4 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $4.0 billion, and domestic cash and cash equivalents at September 30, 2014 of $4.1 billion.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2014, the Company utilized $1.3 billion of its facility under the Programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has a stock repurchase program and has acquired approximately 4.4 million shares and 15.9 million shares for the quarter and nine months ended September 30, 2014, respectively. The Company has 49.7 million shares remaining that may be purchased under the program until December 31, 2014. During October 2014, the Company completed its previously announced share buy-back for 2014 of 18 million shares. The Company intends to further acquire up to 10 million shares before the end of the year due to its strong balance sheet position and cash-flow generation.

On October 1, 2014, the Company completed the acquisition of Wild Flavors, making the Company one of the world’s leading flavors and specialty ingredients companies. In an all-cash transaction valued at approximately $3.0 billion enterprise value, the Company paid $2.8 billion to Wild Flavors shareholders Dr. Hans-Peter Wild and funds affiliated with Kohlberg Kravis Roberts & Co. L.P., and assumed approximately $0.2 billion of net debt. In addition, the Company incurred $0.1 billion of foreign exhange hedging losses on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition during the three months ended September 30, 2014. The Company funded the acquisition using cash on hand and proceeds from its accounts receivable securitization program (the “Program”).

On October 13, 2014, the Company announced an agreement to purchase Specialty Commodities Inc., a leading originator, processor and distributor of healthy ingredients, including nuts, fruits, seeds, legumes and ancient grains, for approximately $170 million subject to regulatory approval. The transaction is expected to close during the fourth quarter of 2014. The Company plans to fund the acquisition using short-term debt.

On October 31, 2014, the Company announced that it has acquired the processing facilities and certain assets of Harrell Nut Company, one of the country’s leading processors and shellers of pecans, for approximately $89 million. The Company funded the acquisition using short-term debt.

The Company’s capital expenditures estimate for 2014 is about $0.9 billion.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2014 and December 31, 2013 were $18.1 billion and $16.6 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories partially offset by lower prices. As of September 30, 2014, the Company expects to make payments related to purchase obligations of $16.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the nine months ended September 30, 2014.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) in order to further diversify funding of the Company’s global working capital requirements. Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.4 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). ADM Ireland Receivables uses the cash proceeds from the transfer of receivables to the Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. As of September 30, 2014, the fair value of trade receivables transferred to the Second Purchasers under the Second Program and derecognized from the Company’s consolidated balance sheet was $0.5 billion. At September 30, 2014, the related deferred consideration of $0.3 billion was recorded in other current assets. Additional details of the Second Program are disclosed in Note 14 of the notes to the consolidated financial statements.

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

There were no other material changes in the Company’s off balance sheet arrangements during the nine months ended September 30, 2014.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2014 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2014		December 31, 2013
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(97)	$10	$660	$66
Lowest position	(1,670)	(167)	(1,833)	(183)
Average position	(663)	(66)	(959)	(96)

The decrease in fair value of the average position was principally the result of decrease in average quantities underlying the weekly commodity position and decrease in commodity prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2014. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2014 to
July 31, 2014	3,130,187	$46.679	3,130,187	50,956,353

August 1, 2014 to
August 31, 2014	1,033,303	47.450	899,834	50,056,519

September 1, 2014 to
September 30, 2014	400,198	51.285	400,198	49,656,321
Total	4,563,688	$47.258	4,430,219	49,656,321

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2014, there were 133,469 shares received as payment for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2014, there were no shares received as payment for the exercise price of stock option exercises.

(2)
On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014. On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(2)
Sale and Purchase Agreement, dated July 5, 2014, by and among Archer-Daniels-Midland Europe B.V., Archer Daniels Midland Europoort B.V., ADM Worldwide Holdings L.P., Dr. Hans-Peter Wild and KKR Columba Four S.a.r.l., filed on July 8, 2014 as Exhibit 2.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

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

Dated: November 5, 2014