Form 10-K
period 2014-12-31
ARCHER DANIELS MIDLAND CO
filed 2015-02-20
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 1-44
ARCHER-DANIELS-MIDLAND COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0129150
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

77 West Wacker Drive, Suite 4600 Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

312-634-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange
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

Common Stock, no par value--$28.0 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2014)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—634,287,854 shares
(January 30, 2015)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 7, 2015, are incorporated by reference into Part III

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent,” the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2014.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

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

On August 25, 2014, the Company opened its new global headquarters and customer center at 77 West Wacker Drive, Suite 4600, Chicago, Illinois, 60601.

Segment Descriptions

Prior to January 1, 2015, the Company’s operations were classified into three reportable business segments: Oilseeds Processing, Corn Processing, and Agricultural Services.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

During the fourth quarter of 2014, the Company completed the acquisitions of the WILD Flavors businesses (Wild Flavors) and Specialty Commodities Inc. (SCI) for a total consideration of $2.9 billion, making the Company one of the world’s leading flavors and specialty ingredients companies. Effective January 1, 2015, the Company has formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients.

Item 1.	BUSINESS (Continued)

Oilseeds Processing

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets.  These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds.  The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets.  Prior to December 2014, the Oilseeds Processing segment operated fertilizer blending facilities in South America. In December 2014, the Company completed the sale of its fertilizer blending business.

The Company has a 17.3% ownership interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company.  Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food industry. On September 2, 2014, the Company announced the sale of its global chocolate business to Cargill, Inc. for $440 million, subject to regulatory approval and customary conditions. On December 15, 2014, the Company also announced that it has reached an agreement to sell its global cocoa business to Olam International Limited for $1.3 billion, subject to customary conditions. Both transactions are expected to close in 2015. The chocolate and cocoa businesses are classified as held for sale as of December 31, 2014.

Golden Peanut and Tree Nuts (Golden Peanut), a wholly owned subsidiary of the Company, is a major supplier of peanuts and tree nuts to both the U.S. and international markets and operator of a peanut shelling facility in Argentina.

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

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, WA and a grain export elevator in Portland, OR.

Alfred C. Toepfer International became a wholly owned subsidiary on June 4, 2014, when the Company completed its acquisition of the remaining 20% interest, making the Company an integrated global merchandiser of agricultural commodities and processed products.  This global merchandising business operates a network of 36 sales offices worldwide and inland, river, and export facilities in Argentina, Hungary, Romania, Ukraine, and the United States.

The Agricultural Services segment also includes the activities related to the origination and processing of wheat into wheat flour, the processing and distribution of formula feeds and animal health and nutrition products, and the procurement, processing, and distribution of edible beans.

The Company has a 19.8% interest in GrainCorp Limited (GrainCorp), a publicly-listed company on the Australian Stock Exchange. GrainCorp is engaged in grain receival and handling, transportation, port operations, oilseed processing, malt processing, flour processing, and grain marketing activities.

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

Other

Prior to January 1, 2015, Other includes the post-acquisition results of Wild Flavors and SCI.

On October 1, 2014, the Company completed the acquisition of Wild Flavors, making the Company one of the world’s leading flavors and specialty ingredients companies. Wild Flavors' products include flavors, colors, sweeteners and health ingredients as well as ready-to-market concepts and complete solutions. These products create value and innovation for customers in the beverage, dairy, savory, confectionery, baked goods, ice cream, cereal, snack and oral care markets.

On November 18, 2014, the Company completed the acquisition of SCI, a leading originator, processor and distributor of healthy ingredients, including nuts, fruits, seeds, legumes and ancient grains. SCI provides high-quality, safe ingredients to snack food, dairy, bakery, cereal, energy bar, confectionery and pet food companies throughout the world.

Other also includes the operations of the Company's financial business units, related principally to futures commission merchant activities and captive insurance.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Limited., a member of several commodity exchanges and clearing houses in Europe, ADMIS Hong Kong Limited, and ADMIS Singapore Pte. Limited, are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.  ADMISI Commodities Private Limited, in which the Company owns a 51% interest, and ADMISI Forex India Private Limited, a wholly owned subsidiary of the Company, offer broker services in India.

Captive insurance includes Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements and retains a portion of the crop insurance risk written by ADM Crop Risk Services, a wholly owned subsidiary. ADM Crop Risk Services is a managing general agent which sells and services crop insurance policies to farmers.

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

Concentration of Revenues by Product

The following products account for 10% or more of revenues for the following periods:

	% of Revenues
	Years Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2012	2011	2012
Soybeans	16%	18%	20%	17%	19%
Corn	10%	9%	10%	12%	11%
Soybean Meal	13%	11%	11%	8%	9%

Item 1.	BUSINESS (Continued)

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  The acquisition of Wild Flavors expands the Company's ability to serve the customers' evolving needs through its offering of natural flavor and ingredient products. The Company does not expect any of its new products to have a significant impact on the Company’s revenues in 2015.

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

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses, including approximately $240 million of trademarks from the Wild Flavors acquisition in 2014 (see Note 2 in Item 8, Financial Statements and Supplementary Data (Item 8)), but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, net of reimbursements of government grants, was approximately $79 million, $59 million, $28 million, $29 million, and $56 million, respectively.  The increase in 2014 is due principally to research and development activities of the recently acquired Wild Flavors.

Item 1.	BUSINESS (Continued)

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations.  The first project, Illinois Basin Decatur Project led by Midwest Geological Sequestration Consortium started operations in the first quarter of fiscal year ended June 30, 2012 and successfully completed injecting 1 million tons of CO2 in the fourth quarter of fiscal year ended December 31, 2014.  The second project, the Illinois Industrial Carbon Capture & Sequestration commenced construction in the fourth quarter of fiscal year ended June 30, 2012. This facility obtained the underground injection control permit in November 2014 and is expected to be operational in the third quarter of fiscal year 2015.

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

Environmental Compliance

During the year ended December 31, 2014, $50 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with federal, state, and local laws or regulations enacted or adopted relating to the protection of the environment.

The Company’s business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions. In the United States, the U.S. Environmental Protection Agency (EPA) has adopted regulations requiring the owners and operators of certain facilities to measure and report their greenhouse gas emissions. The U.S. EPA has also begun to regulate greenhouse gas emissions from certain stationary and mobile sources under the Clean Air Act.  For example, the U.S. EPA has proposed rules regarding the construction and operation of boilers, which could indirectly affect the Company by limiting the construction of new coal-fired boilers and significantly increasing the complexity and cost of modifying any existing coal-fired boilers. California is also moving forward with various programs to reduce greenhouse gases.  Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations. Most notable is the European Union Greenhouse Gas Emission Trading System. The Company has several facilities in Europe that participate in this system.  It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 33,900 at December 31, 2014 and 31,100 at December 31, 2013.  The net increase in the number of full-time employees is primarily related to acquisitions.

Financial Information About Foreign and U.S. Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign and U.S. operations.  Geographic financial information is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Item 1.	BUSINESS (Continued)

Available Information

The Company’s website is http://www.adm.com.  The Company makes available, free of charge, through its website, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4, and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

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

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC.  The SEC’s website is http://www.sec.gov.

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

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, workforce, and other materials and supplies.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate revenues in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs.  Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  In addition, continued merger and acquisition activities resulting in further consolidations result in greater cost competitiveness and global scale of certain players in the industry that could impact the relative competitiveness of the Company. To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, maintaining a high level of product safety and quality, and working with customers to develop new products and tailored solutions.  Competition could increase the Company’s costs to purchase raw materials, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates and reduced gross profit.

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

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 54 percent of the Company’s processing plants and 65 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, Brazil) and emerging market areas (such as Eastern Europe, Asia, portions of South and Central America, the Middle East, and Africa). One of the Company's strategies is to expand the global reach of its core model which may include expanding or developing its business in emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties.  In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its business strategies.

Item 1A.	RISK FACTORS (Continued)

Government policies, mandates, and regulations, in general; government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; and political instability and other risks of doing business globally could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, product safety and labeling, renewable fuels, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel, including but not limited to changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have a significant impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Wall Street Reform, Consumer Protection Act, and European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company's agricultural commodity risk management practices as well as the Company's futures commission merchant business. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

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

The Company is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; socially acceptable farming practices; environmental, health and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  In addition, negative publicity caused by product liability and food safety matters may damage the Company’s reputation.  The occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

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

The Company does business globally, connecting crops and markets in 147 countries.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as accounting and income taxes, anti-corruption, anti-bribery, global trade, environmental, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received large tax assessments from tax authorities in Brazil and Argentina challenging income tax positions taken by subsidiaries of the Company covering various prior periods.  Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative penalties and injunctive relief, civil remedies including fines, injunctions, and recalls of its products, and damage to its reputation.

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

In addition, changes to regulations or implementation of additional regulations, for example the imposition of regulatory restrictions on greenhouse gases or regulatory modernization of food safety laws, may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and adversely affect operating results.

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

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism, for example, economic adulteration of the Company's products, or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could adversely affect the Company’s revenues and operating results.

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

The Company has $3.9 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the year ended December 31, 2014 was $5.8 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	157	5	162	283	22	305
International	124	14	138	130	31	161
	281	19	300	413	53	466

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 250 warehouses and terminals primarily used as bulk storage facilities and 39 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 2,100 barges, 13,500 rail cars, 300 trucks, 1,300 trailers, and 9 ocean going vessels; and leases, under operating leases, approximately 500 barges, 14,600 railcars, 300 trucks, and 32 ocean going vessels.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned					Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Cocoa & Other	Asia	Total	Cocoa & Other	Asia	Total
North America
U.S.*	25	27	18	—	70	—	—	—
Canada	3	5	1	—	9	1	—	1
Mexico	1	—	—	—	1	—	—	—
Total	29	32	19	—	80	1	—	1
Daily capacity
Metric tons (in 1,000's)	55	17	13	—	85	—	—	—
South America
Argentina	—	—	1	—	1	—	—	—
Bolivia	1	2	—	—	3	—	—	—
Brazil	6	9	1	—	16	—	—	—
Paraguay	1	—	—	—	1	—	—	—
Peru	—	1	—	—	1	—	—	—
Total	8	12	2	—	22	—	—	—
Daily capacity
Metric tons (in 1,000's)	18	4	—	—	22	—	—	—
Europe
Belgium	—	—	1	—	1	—	—	—
Czech Republic	1	1	—	—	2	—	—	—
France	—	1	—	—	1	—	—	—
Germany	4	12	2	—	18	—	—	—
Netherlands	1	3	2	—	6	—	—	—
Poland	2	5	—	—	7	—	—	—
Switzerland	—	1	—	—	1	—	—	—
Ukraine	2	—	—	—	2	—	—	—
U.K.	1	3	—	—	4	1	—	1
Total	11	26	5	—	42	1	—	1
Daily capacity
Metric tons (in 1,000's)	34	16	1	—	51	—	—	—
Asia
India	—	—	—	4	4	—	2	2
Singapore	—	—	—	—	—	1	—	1
Total	—	—	—	4	4	1	2	3
Daily capacity
Metric tons (in 1,000's)	—	—	—	3	3	—	2	2
Africa/Middle East
Ghana	—	—	1	—	1	—	—	—
Ivory Coast	—	—	1	—	1	—	—	—
South Africa	—	—	3	—	3	—	—	—
Total	—	—	5	—	5	—	—	—
Daily capacity
Metric tons (in 1,000's)	—	—	2	—	2	—	—	—
Grand Total	48	70	31	4	153	3	2	5
Total daily capacity
Metric tons (in 1,000's)	107	37	16	3	163	—	2	2

Item 2.	PROPERTIES (Continued)

*The U.S. plants in the table above are located in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin.

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing & Origination	Cocoa & Other	Total	Crushing & Origination	Cocoa & Other	Total
North America
U.S.*	9	70	79	—	—	—
Canada	6	—	6	—	—	—
Total	15	70	85	—	—	—
Storage capacity
Metric tons (in 1,000's)	338	300	638	—	—	—
South America
Argentina	—	1	1	—	1	1
Bolivia	8	—	8	7	—	7
Brazil	35	—	35	3	1	4
Paraguay	28	—	28	7	—	7
Uruguay	1	—	1	6	—	6
Total	72	1	73	23	2	25
Storage capacity
Metric tons (in 1,000's)	2,270	6	2,276	524	2	526
Europe
Netherlands	1	—	1	—	—	—
Germany	5	—	5	—	—	—
Poland	5	—	5	—	—	—
Slovakia	3	—	3	—	—	—
Total	14	—	14	—	—	—
Storage capacity
Metric tons (in 1,000's)	890	—	890	—	—	—
Asia
Indonesia	—	1	1	—	2	2
Total	—	1	1	—	2	2
Storage capacity
Metric tons (in 1,000's)	—	8	8	—	7	7
Africa/Middle East
Cameroon	—	1	1	—	—	—
Ivory Coast	—	4	4	—	—	—
Total	—	5	5	—	—	—
Storage capacity
Metric tons (in 1,000's)	—	83	83	—	—	—
Grand Total	101	77	178	23	4	27
Total storage capacity
Metric tons (in 1,000's)	3,498	397	3,895	524	9	533

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Illinois, Michigan, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
	Wet Milling	Dry Milling	Other	Total	Wet Milling, Dry Milling, & Other
North America
Illinois	1	1	6	8	—
Iowa	2	1	2	5	1
Minnesota	1	—	—	1	5
Nebraska	1	1	—	2	—
North Carolina	—	—	1	1	—
Total	5	3	9	17	6
Daily/Storage capacity
Metric tons (in 1,000's)	43	22	7	72	373
South America
Brazil	—	—	1	1	—
Total	—	—	1	1	—
Daily/Storage capacity
Metric tons (in 1,000's)	—	—	4	4	—
Grand Total	5	3	10	18	6
Total daily/storage capacity
Metric tons (in 1,000's)	43	22	11	76	373

Item 2.	PROPERTIES (Continued)

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Milling & Other
North America
U.S.*	2	60	62	—
Barbados	—	1	1	—
Belize	—	2	2	—
Canada	—	12	12	—
Grenada	—	2	2	—
Jamaica	—	3	3	—
Puerto Rico	—	3	3	—
Trinidad & Tobago	—	1	1	—
Total	2	84	86	—
Daily capacity
Metric tons (in 1,000's)	2	32	34	—
Europe
U.K.	—	3	3	4
Total	—	3	3	4
Daily capacity
Metric tons (in 1,000's)	—	1	1	1
Asia
China	—	3	3	—
Total	—	3	3	—
Daily capacity
Metric tons (in 1,000's)	—	—	—	—
Grand Total	2	90	92	4
Total daily capacity
Metric tons (in 1,000's)	2	33	35	1

*The U.S. plants are located in California, Colorado, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	198	22
Canada	1	—
Dominican Republic	1	—
Mexico	4	—
Total	204	22
Storage capacity
Metric tons (in 1,000's)	12,438	752
South America
Argentina	3	—
Total	3	—
Storage capacity
Metric tons (in 1,000's)	477	—
Europe
Germany	—	—
Hungary	2	—
Ireland	2	—
Romania	10	4
Ukraine	8	—
Total	22	4
Storage capacity
Metric tons (in 1,000's)	582	34
Grand Total	229	26
Total storage capacity
Metric tons (in 1,000's)	13,497	786

*The U.S. procurement facilities are located in Arkansas, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Wisconsin, and Wyoming.

Item 2.	PROPERTIES (Continued)

	Other
	Processing Plants
	Owned	Leased
North America
U.S.*	8	5
Total	8	5
South America
Brazil	1	—
Total	1	—
Europe
France	1	—
Germany	2	1
Netherlands	—	1
Poland	2	—
Spain	1	—
Switzerland	1	—
Turkey	—	1
Total	7	3
Asia/ Middle East
India	2	2
Total	2	2

*The U.S. plants are located in California, Idaho, Kentucky, Michigan, New Jersey, North Carolina, Ohio, Oregon, Washington, and Wisconsin.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 for information on tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to our compliance with laws and regulations relating to the environment and, at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is "natural" and nutritionally equivalent to sugar. The defendants have filed counterclaims against the plaintiffs. The parties are currently engaged in pretrial proceedings.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share
Fiscal Year 2014-Quarter Ended
December 31	$53.91	$41.63	$0.24
September 30	52.36	44.15	0.24
June 30	45.40	41.72	0.24
March 31	43.60	37.92	0.24
Fiscal Year 2013-Quarter Ended
December 31	$43.99	$36.01	$0.19
September 30	38.81	34.11	0.19
June 30	35.04	31.50	0.19
March 31	33.77	27.90	0.19

The number of registered shareholders of the Company’s common stock at December 31, 2014, was 11,292. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2014 to October 31, 2014	2,115,504	$46.552	2,080,560	47,575,761
November 1, 2014 to November 30, 2014	857,045	52.063	857,045	46,718,716
December 1, 2014 to December 31, 2014	6,500,414	52.213	6,500,414	40,218,302
Total	9,472,963	$50.935	9,438,019	40,218,302

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2014, there were 34,944 shares received as payment for the minimum withholding taxes on vested restricted stock awards.  During the three-month period ended December 31, 2014, there were no shares received as payment for the exercise price of stock option exercises.

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

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on June 30, 2009 and assumes all dividends have been reinvested through December 31, 2014.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended		Six Months Ended		Fiscal Years Ended
	December 31		December 31		June 30
	2014	2013	2012	2011	2012	2011	2010
				(Unaudited)
Revenues	$81,201	$89,804	$46,729	$45,208	$89,038	$80,676	$61,682
Depreciation	850	827	396	391	793	827	857
Net earnings attributable to controlling interests	2,248	1,342	692	540	1,223	2,036	1,930
Basic earnings per common share	3.44	2.03	1.05	0.81	1.84	3.17	3.00
Diluted earnings per common share	3.43	2.02	1.05	0.81	1.84	3.13	3.00
Cash dividends	624	501	230	224	455	395	372
Per common share	0.96	0.76	0.35	0.335	0.685	0.62	0.58
Working capital	$10,426	$12,872	$12,769	$12,395	$12,328	$14,286	$9,561
Current ratio	1.7	1.8	1.8	1.8	1.8	2.1	2.1
Inventories	9,374	11,441	13,836	12,415	12,192	12,055	7,871
Net property, plant, and equipment	9,960	10,137	10,123	9,601	9,812	9,500	8,712
Gross additions to property, plant, and equipment	1,357	947	641	1,058	1,719	1,512	1,788
Total assets	44,027	43,752	45,136	41,701	41,771	42,352	31,808
Long-term debt, excluding current maturities	5,558	5,347	6,456	6,762	6,535	8,266	6,830
Shareholders’ equity	19,630	20,194	19,131	18,165	18,169	18,838	14,631
Per common share	30.82	30.64	29.03	27.44	27.57	27.87	22.89
Weighted average shares outstanding-basic	653	661	660	669	665	642	643
Weighted average shares outstanding-diluted	656	663	661	670	666	654	644

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2014 include a gain on sale of assets related to the sale of the fertilizer business and other asset of $135 million ($89 million after tax, equal to $0.14 per share), gain of $156 million ($97 million after tax, equal to $0.15 per share) upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units, and loss of $102 million ($63 million after tax, equal to $0.10 per share) on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, as discussed in Note 12 in Item 8, asset impairment charges related to certain fixed assets of $41 million ($26 million after tax, equal to $0.04 per share) and $64 million ($41 million after tax, equal to $0.06 per share) of costs related to the relocation of the global headquarters to Chicago, Illinois, and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges, as discussed in Note 19 in Item 8, and a charge of $98 million ($61 million after tax, equal to $0.09 per share) related to pension settlements.

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2013 include other-than-temporary impairment charges of $155 million ($155 million after tax, equal to $0.23 per share) on the Company's GrainCorp investment, asset impairment charges of $51 million ($51 million after tax, equal to $0.08 per share) related to the Company's Brazilian sugar milling business, and other impairment charges principally for certain property, plant and equipment assets totaling $53 million ($34 million after tax, equal to $0.05 per share) as discussed in Note 19 in Item 8, realized losses on Australian dollar currency hedges of $40 million ($25 million after tax, equal to $0.04 per share) related to the proposed GrainCorp acquisition, valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share), income tax benefit recognized in the current period of $55 million (equal to $0.08 per share) related to biodiesel blending credits earned in the prior periods, charges of $54 million ($37 million after tax, equal to $0.06 per share) related to the FCPA matter, and other charges of $18 million ($12 million after tax, equal to $0.02 per share).

•
Net earnings attributable to controlling interests for the six months ended December 31, 2012 include an asset impairment charge of $146 million ($107 million after tax, equal to $0.16 per share) related to the Company’s investments associated with Gruma, a gain of $62 million ($49 million after tax, equal to $0.07 per share) related to the Company’s interest in GrainCorp, a gain of $39 million ($24 million after tax, equal to $0.04 per share) related to the sale of certain of the Company’s exchange membership interests, and charges of $68 million ($44 million after tax, equal to $0.07 per share) related to pension settlements.

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

•
Net earnings attributable to controlling interests for the year ended June 30, 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut (Golden Peanut Gain), start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share), charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share), gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share) and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

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

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in 147 countries.  The Company also processes corn, oilseeds, wheat and cocoa into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

During the fourth quarter of 2014, the Company completed the acquisition of Wild Flavors and SCI for a total consideration of $2.9 billion, making the Company one of the world’s leading flavors and specialty ingredients companies. Effective January 1, 2015, the Company has formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors and SCI were reported in Other as the 2014 results were not material to the Company.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals.  Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries.  Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils.  Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products.  Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds.  In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets.  These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds.  The Oilseeds Processing segment produces natural health and nutrition products and other specialty food and feed ingredients.  The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets.  In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry.   The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. Prior to December 2014, the Oilseeds Processing segment operated fertilizer blending facilities in South America. In December 2014, the Company completed the sale of its fertilizer blending business.

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  The Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Toepfer, a global merchant of agricultural commodities and processed products.  On June 6, 2014, the Company announced that it has completed its acquisition of the remaining 20% interest in Toepfer. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company's 19.8% investment in GrainCorp. Prior to December 2012, the Company had a 23.2% interest in Gruma S.A.B. de C.V. (Gruma), the world’s largest producer and marketer of corn flour and tortillas.  Additionally, the Company had joint ventures in corn flour and wheat flour mills with and through Gruma.  In December 2012, the Company sold its 23.2% interest in Gruma and the Gruma-related joint ventures.

Other includes the activities of Wild Flavors, SCI, and the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment. Corporate results also include the after-tax elimination of income attributable to the minority shareholder of Toepfer except during the calendar year 2012 when the put options related to these interests expired and the results were included in noncontrolling interest. The Company acquired the remaining 20% interest in Toepfer during the second quarter of 2014, thus no longer requiring the elimination of income attributable to the minority shareholder as of June 30, 2014.

Significant Ongoing Portfolio Management Actions

The Company's recently announced additional significant actions in its portfolio management include:

•
completing the sale of its fertilizer blending business in Brazil and Paraguay on December 17, 2014 following the announcement of a signed agreement with The Mosaic Company to sell the business on April 15, 2014;

•	announcing the sale of its global chocolate business to Cargill, Inc. for $440 million on September 2, 2014;

•	announcing the sale of its global cocoa business to Olam International Limited for $1.3 billion on December 15, 2014; and

•	signing an agreement with Glencore plc to sell a 50 percent stake in its export terminal in Barcarena, in the northern Brazilian state of Pará on February 3, 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The chocolate, cocoa, and export terminal transactions are expected to close in 2015, subject to completion of customary closing conditions, including regulatory approvals, which are in process. The chocolate and cocoa businesses are classified as held for sale as of December 31, 2014.

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

The Company has consolidated subsidiaries in 79 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency.  Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods.  For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency.  Fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar can result in corresponding fluctuations in the U.S. dollar value of revenues and expenses reported by the Company.

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, and cost per metric ton.  The Company’s operating results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings,  government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops.  Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Demand for global protein meal and vegetable oil remained strong and steady. Demand for export of North American corn and soybeans was strong, but logistical challenges during the winter months, including rail delays and river freezes, caused higher costs making U.S. exports less competitive. Despite a large harvest in South America, U.S. grain exports continued for longer than normal in 2014 due to slow South American farmer selling. U.S. corn and wheat storage and merchandising opportunities were limited for much of the year until the 2014 record fall harvest. Corn sweetener demand was steady. Strong U.S. ethanol demand from both domestic and export markets, combined with industry logistical and production challenges in the winter months, led to volatile but strong overall 2014 ethanol margins. South American grain and oilseed origination volumes and margins were challenged by the slow farmer selling. Cocoa press margins have continued to improve from last year when margins were negatively impacted by excess capacity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net earnings attributable to controlling interests increased $0.9 billion to $2.2 billion. Segment operating profit was $3.9 billion, up 45%, due primarily to improved corn processing and grain merchandising and handling results. Included in this year's segment operating profit was a gain of approximately $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units, a gain of $126 million on the sale of the fertilizer business, long-lived asset impairment charges of $35 million, and Wild Flavors restructuring charges and acquisition costs of $33 million. In 2013, segment operating profit included a $155 million write-down related to the Company's GrainCorp investment, a $51 million impairment of certain long-lived assets at its Brazilian sugar mill, and approximately $27 million of other long-lived asset impairment charges principally in the Corn Processing segment. Excluding these unique items, segment operating profit improved approximately 26% in 2014. Corporate costs of $785 million in 2014 were higher by $101 million. Included in 2014 costs were losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition and $98 million of non-cash pension settlement charges. The prior year period included $54 million of charges related to an anti-corruption settlement, losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, $21 million costs related to strategic projects, and costs of $32 million primarily related to asset write-downs and allocations of costs between corporate and the operating segments. In 2014, LIFO inventory reserves declined resulting in pretax LIFO credits to earnings of $245 million compared to LIFO credits of $225 million in 2013. Excluding LIFO and these other items, corporate costs increased $68 million, which is primarily due to higher enterprise resource planning project, I.T., and other project-related costs. Partially offsetting the increase was lower interest expense due principally to lower outstanding long-term debt balances.

The Company's effective tax rate for 2014 was 28.0% compared to 33.1% for 2013. The 2014 rate was positively impacted by $47 million of positive discrete tax adjustments and a slight favorable shift in the geographic mix of earnings. The 2013 rate was negatively impacted by valuation allowances on deferred tax assets, partially offset by favorable discrete income tax benefits related to amounts received from the U.S. government in the form of biodiesel credits. Excluding these factors, the effective tax rate for 2013 was approximately 30%.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2014 and 2013 are as follows (in metric tons):

(In thousands)	2014	2013	Change
Oilseeds	32,208	31,768	440
Corn	23,668	23,688	(20)
Milling and cocoa	7,318	7,226	92
Total	63,194	62,682	512

The Company continued to operate its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2014 and 2013 are as follows:

(In millions)	2014	2013	Change
Oilseeds Processing
Crushing and Origination	$18,542	$20,522	$(1,980)
Refining, Packaging, Biodiesel, and Other	9,111	10,375	(1,264)
Cocoa and Other	3,439	3,281	158
Asia	454	705	(251)
Total Oilseeds Processing	31,546	34,883	(3,337)

Corn Processing
Sweeteners and Starches	3,749	4,717	(968)
Bioproducts	7,937	8,422	(485)
Total Corn Processing	11,686	13,139	(1,453)

Agricultural Services
Merchandising and Handling	33,061	36,968	(3,907)
Milling and Other	4,001	4,284	(283)
Transportation	265	228	37
Total Agricultural Services	37,327	41,480	(4,153)

Other
Processing	312	—	312
Financial	330	302	28
Total Other	642	302	340
Total	$81,201	$89,804	$(8,603)

Revenues in 2014 decreased 10% to $81.2 billion due principally to lower average sales prices ($8.0 billion) related to a decrease in underlying commodity prices, lower overall sales volumes ($0.7 billion), and changes in foreign currency exchange rates of $0.2 billion partially offset by higher revenues in Other ($0.3 billion) due to recent acquisitions. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on cost of products sold. Oilseeds Processing revenues decreased 10% to $31.5 billion due principally to lower sales volumes for soybeans and soybean meal ($1.9 billion) and lower average sales prices ($1.4 billion). Corn Processing revenues decreased 11% to $11.7 billion due principally to lower average sales prices ($1.6 billion) partially offset by higher sales volumes ($0.1 billion). Agricultural Services revenues decreased 10% to $37.3 billion due principally to lower average sales prices ($5.2 billion) and partially offset by higher sales volumes ($1.1 billion).

Cost of products sold decreased 11% to $76.4 billion due principally to lower average commodity costs partially offset by higher manufacturing costs. Included in 2014 cost of products sold is a credit of $245 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $225 million in 2013. Manufacturing expenses increased $0.2 billion mostly due to higher energy costs and higher maintenance costs. Higher energy costs were driven by unusually high volatility of natural gas prices during the winter months early in the year due primarily to supply interruptions impacted by the severe winter weather conditions.

Selling, general, and administrative expenses (SG&A) increased $148 million to $1.9 billion due principally to a $98 million non-cash pretax pension settlement charge related to settling certain U.S. retiree liabilities with lump sum payments and incremental SG&A expenses of $73 million related to the acquired Wild Flavors and SCI businesses, partially offset by the absence of the prior year charge of $54 million related to an anti-corruption settlement. In addition, salaries and benefits and enterprise resource planning project, information technology, and other project-related costs were higher year over year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asset impairment, exit, and restructuring costs of $105 million include $16 million of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, $48 million of restructuring charges related primarily to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest, other-than-temporary investment writedown of $6 million, and property, plant, and equipment asset impairments of $35 million. The 2013 charges of $259 million were comprised of other-than-temporary impairment charges of $155 million on the Company's GrainCorp investment, asset impairment charges of $51 million related to the Company's Brazilian sugar milling business, and other impairment charges principally for certain property, plant, and equipment assets totaling $53 million.

Interest expense decreased $76 million to $337 million primarily due to lower outstanding long-term debt balances. During February 2014, the Company repaid $1.15 billion principal amount of convertible senior notes with available funds.

Equity in earnings of unconsolidated affiliates decreased $39 million to $372 million primarily due to lower earnings from the Company’s investments in CIP and Wilmar.

Other income increased $194 million to $247 million due principally to a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units, a gain of $126 million on the sale of the South American fertilizer business, and the absence of prior year losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, partially offset by current period losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the year ended December 31, 2014 and 2013 are as follows:

(In millions)	2014	2013	Change
Oilseeds Processing
Crushing and Origination	$868	$835	$33
Refining, Packaging, Biodiesel, and Other	478	454	24
Cocoa and Other	92	(33)	125
Asia	167	217	(50)
Total Oilseeds Processing	1,605	1,473	132

Corn Processing
Sweeteners and Starches	484	492	(8)
Bioproducts	704	322	382
Total Corn Processing	1,188	814	374

Agricultural Services
Merchandising and Handling	653	33	620
Milling and Other	249	270	(21)
Transportation	187	77	110
Total Agricultural Services	1,089	380	709

Other
Processing	(46)	—	(46)
Financial	79	41	38
Total Other	33	41	(8)
Total Segment Operating Profit	3,915	2,708	1,207
Corporate	(785)	(684)	(101)
Earnings Before Income Taxes	$3,130	$2,024	$1,106

Corporate results are as follows:

(In millions)	2014	2013	Change
LIFO credit (charge)	$245	$225	$20
Interest expense - net	(318)	(408)	90
Unallocated corporate costs	(414)	(331)	(83)
Other charges	(228)	(147)	(81)
Minority interest and other	(70)	(23)	(47)
Total Corporate	$(785)	$(684)	$(101)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $132 million to $1.6 billion. Included in the current year operating profit is a charge of approximately $17 million for cocoa hedge timing effects compared to a charge of approximately $13 million in the prior year. Crushing and Origination operating profit increased $33 million to $868 million. Included in the current year results is a gain on sale of the fertilizer business of $126 million. Excluding this gain the Crushing and Origination operating profit decreased by $93 million primarily due to lower South American grain origination results caused by year-over-year slower farmer-selling, reduced crush margins and lower fertilizer results partially offset by strong soybean and softseed volumes and margins in North America and Europe. Refining, Packaging, Biodiesel, and Other results improved $24 million to $478 million on good demand and improved margins for refined and packaged oils and improved European biodiesel results. Cocoa and Other results, including the mark-to-market timing effects discussed above, improved $125 million to $92 million as cocoa press margins significantly increased. Asia results declined $50 million to $167 million, principally reflecting a decrease from the Company’s share of its results from its equity investee, Wilmar.

Corn Processing operating profit increased $374 million to $1.2 billion. Included in the current period operating profit is a gain of approximately $25 million for corn hedge timing effects and $15 million of asset impairment charges; while the prior period included a charge of approximately $15 million for corn hedge time effects and $71 million of asset impairment charges. Excluding these items, Sweeteners and Starches operating profit decreased $39 million primarily due to lower average selling prices partially offset by lower net corn costs. Also contributing to the decrease were decreased co-products income, an additional $8 million in bad debt reserve and $7 million of startup costs related to the new sweetener facility in Tianjin, China. Excluding corn hedge timing effects and asset impairment charges, Bioproducts profit in the current year improved by $317 million as solid demand for U.S. ethanol from domestic and export markets, lower net corn costs, and lower industry production volumes early in the year caused by logistical and production challenges combined to drive volatile but overall strong margins.

Agricultural Services operating profit increased $709 million to $1.1 billion. Current year results in Merchandising and Handling include a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units and asset impairment charges of $14 million. Prior year results included an approximately $30 million intercompany insurance-related gain and a $155 million asset impairment charge related to the other than temporary impairment of the Company's GrainCorp investment. Excluding these items, Merchandising and Handling operating profit increased $353 million due principally to higher U.S. grain export volumes and improvement in international merchandising results. Transportation operating profit improved $110 million to $187 million due to higher volumes and freight rates in barge operations. Milling and Other results declined $21 million to $249 million on lower margins and volumes in the milling business for most of the year reducing opportunities for grain and feed merchandising.

Other processing operating profit reflects a loss of $46 million due primarily to the results of Wild Flavors and SCI which were acquired by the Company in the fourth quarter of 2014. Wild Flavors' results include $33 million in restructuring charges and acquisition costs and $23 million in additional expense for the amortization of fair value adjustments primarily related to inventories. Other financial operating profit increased $38 million to $79 million mainly due to the absence of an approximately $30 million insurance-related loss in the prior year which offset the insurance-related gain reported in the Agricultural Services segment.

Corporate results were a net charge of $785 million in the current year compared to a net charge of $684 million in the prior year. The effects of decreasing commodity prices on LIFO inventory valuations resulted in a credit of $245 million in the current year compared to a credit of $225 million in the prior year. Interest expense - net declined $90 million due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased $83 million primarily due to higher expenses related to the enterprise resource planning project, special strategic projects, and compensation accruals. Other charges in the current year of $228 million consisted of losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition, global headquarters relocation costs of $16 million, Toepfer integration and other restructuring charges of $15 million, and pension settlement of $98 million. Other charges in the prior year of $147 million consisted of a $54 million provision related to an anti-corruption settlement, losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, $21 million of costs related to strategic merger and acquisition projects, and $32 million of costs primarily related to asset write-downs and reallocations of costs from the operating segments to corporate. Minority interest and other expense increased $47 million primarily due to changes in the elimination of the income attributable to the minority shareholder of Toepfer.

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

Analysis of Statements of Earnings

Processed volumes by product for the six months ended December 31, 2012 and 2011 are as follows (in metric tons):

	Six Months Ended December 31,
(In thousands)	2012	2011	Change
Oilseeds	15,868	15,209	659
Corn	12,307	12,408	(101)
Milling and cocoa	3,603	3,736	(133)
Total	31,778	31,353	425

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

Cost of products sold increased $1.6 billion to $44.9 billion due principally to higher prices of agricultural commodities partially offset by lower manufacturing costs and $1.1 billion related to the effects of changing foreign currency rates.  Manufacturing expenses decreased $102 million or 3%, due principally to lower energy and repairs and maintenance costs, and savings in employee and benefit-related costs.

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

Corporate expenses increased $27 million to $309 million in the 2012 period.  The Company incurred $68 million in pension settlement charges related to a one-time window for lump sum distributions in the U.S. and the conversion of a Dutch pension plan to a multi-employer plan.  Excluding these pension charges, corporate expenses declined by $41 million.  Corporate interest expense - net increased $22 million mostly due to the absence of interest income received in the prior period related to a contingent gain settlement.   Unallocated corporate costs were lower by $15 million primarily due to lower employee and employee benefit-related costs.  The increase in other income of $56 million is primarily due to improved equity earnings from corporate affiliate investments.

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

Analysis of Statements of Earnings

Processed volumes by product for the years ended June 30, 2012 and 2011 are as follows (in metric tons):

(In thousands)	2012	2011	Change
Oilseeds	31,161	29,630	1,531
Corn	24,618	23,412	1,206
Milling and cocoa	7,156	7,179	(23)
Total	62,935	60,221	2,714

The Company continued to operate its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment are as follows:

(In millions)	2012	2011	Change
Oilseeds Processing
Crushing and Origination	$18,794	$16,518	$2,276
Refining, Packaging, Biodiesel, and Other	11,628	9,476	2,152
Cocoa and Other	3,715	3,652	63
Asia	578	262	316
Total Oilseeds Processing	34,715	29,908	4,807
Corn Processing
Sweeteners and Starches	4,793	3,766	1,027
Bioproducts	7,321	6,142	1,179
Total Corn Processing	12,114	9,908	2,206
Agricultural Services
Merchandising and Handling	37,631	36,852	779
Transportation	269	222	47
Milling and Other	4,182	3,676	506
Total Agricultural Services	42,082	40,750	1,332
Other
Financial	127	110	17
Total Other	127	110	17
Total	$89,038	$80,676	$8,362

Revenues increased $7.0 billion due to higher average selling prices, primarily related to higher underlying commodity prices, and $2.1 billion due to increased sales volumes, including sales volumes from acquisitions, partially offset by changes in foreign currency exchange rates of $0.7 billion.  The increase in underlying commodity prices did not result in a significant increase in margins or gross profit as higher underlying commodity prices had a relatively equal impact on cost of products sold. Oilseeds Processing sales increased 16% to $34.7 billion due principally to higher average selling prices of vegetable oils, merchandised commodities, protein meal, and biodiesel and increased sales volumes of biodiesel, protein meal, and peanuts, in part due to the acquisition of Golden Peanut in December 2010.  Corn Processing sales increased 22% to $12.1 billion due principally to higher average selling prices of ethanol and sweeteners as well as higher sales volumes of sugar and ethanol.  Agricultural Services sales increased 3% to $42.1 billion, due to higher average selling prices of corn and wheat flour partially offset by lower sales volumes, in part due to lower export volumes from the U.S.

Cost of products sold increased 12% to $85.4 billion due principally to higher prices of agricultural commodities and, to a lesser extent, increased sales volumes.  Changes in foreign currency exchange rates reduced fiscal 2012 cost of products sold by $0.7 billion.  Manufacturing expenses increased $0.2 billion due to higher costs for maintenance, employee and benefit-related expenses, energy, and chemicals.  These higher costs were primarily due to higher production volumes, acquisitions, and higher unit costs for fuels and certain chemicals.  Partially offsetting these higher costs was lower depreciation expense, in part due to the Company’s change in estimated service lives for machinery and equipment during the second quarter of fiscal 2011.

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

Operating profit by segment is as follows:

(In millions)	2012	2011	Change
Oilseeds Processing
Crushing and Origination	$641	$925	$(284)
Refining, Packaging, Biodiesel, and Other	295	342	(47)
Cocoa and Other	183	240	(57)
Asia	183	183	—
Total Oilseeds Processing	1,302	1,690	(388)
Corn Processing
Sweeteners and Starches	335	330	5
Bioproducts	(74)	749	(823)
Total Corn Processing	261	1,079	(818)
Agricultural Services
Merchandising and Handling	493	807	(314)
Transportation	125	117	8
Milling and Other	329	399	(70)
Total Agricultural Services	947	1,323	(376)
Other
Financial	15	39	(24)
Total Other	15	39	(24)
Total Segment Operating Profit	2,525	4,131	(1,606)
Corporate (see below)	(760)	(1,116)	356
Earnings Before Income Taxes	$1,765	$3,015	$(1,250)

Corporate results are as follows:

(In millions)	2012	2011	Change
LIFO credit (charge)	$10	$(368)	$378
Interest expense - net	(423)	(445)	22
Unallocated corporate costs	(360)	(326)	(34)
Charges on early extinguishment of debt	(4)	(8)	4
Gains (losses) on interest rate swaps	—	30	(30)
Other	17	1	16
Total Corporate	$(760)	$(1,116)	$356

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash provided by operating activities was $5.0 billion for 2014 compared to $5.2 billion in 2013. Working capital changes increased cash by $2.3 billion in the current year and by $2.9 billion in the prior year. Inventories declined approximately $1.3 billion at December 31, 2014 compared to December 31, 2013 due to lower prices. Cash used in investing activities was $3.4 billion this year compared to $0.6 billion last year primarily due to capital expenditures and net assets of businesses acquired of $3.7 billion this year compared to $1.0 billion last year. Cash used in financing activities was $3.6 billion this year compared to $3.2 billion last year. In the current period, long-term debt payments increased as the $1.15 billion convertible debt matured in February 2014 and was paid with available cash.

At December 31, 2014, the Company had $1.6 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is $5.9 billion of readily marketable commodity inventories.  At December 31, 2014, the Company’s capital resources included shareholders' equity of $19.6 billion and lines of credit totaling $6.6 billion which was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 22% at December 31, 2014 and 21% at December 31, 2013.  The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 17% at December 31, 2014 and 14% at December 31, 2013.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2014.

As of December 31, 2014, the Company had $1.1 billion of cash and cash equivalents, $0.5 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company's historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.0 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 20 in Item 8 for more information and disclosures on the Programs). As of December 31, 2014, the Company utilized $1.6 billion of its facility under the Programs.

On November 5, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2010 and ending December 31, 2014.  The Company has acquired approximately 59.8 million shares under this program, including 25.4 million shares acquired in 2014. On November 5, 2014, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

The Company expects capital expenditures of $1.1 billion to $1.3 billion during 2015. In 2015, the Company expects an additional cash outlay of approximately $0.7 billion in dividends and $1.5 billion to $2.0 billion in share repurchases target, subject to strategic capital requirements.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The three major credit rating agencies have maintained the Company's credit ratings at solid investment grade levels with stable outlooks.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $72 million as of December 31, 2014 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual	Note		Less than	1 - 3	3 - 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$12,948	$12,426	$391	$1	$130
Energy		810	394	331	85	—
Other		294	162	111	15	6
Total purchases		14,052	12,982	833	101	136
Short-term debt		108	108
Long-term debt	Note 10	5,582	24	321	721	4,516
Estimated interest payments		5,730	316	616	519	4,279
Operating leases	Note 14	987	226	356	165	240
Estimated pension and other postretirement plan contributions (1)	Note 15	178	50	26	27	75
Total		$26,637	$13,706	$2,152	$1,533	$9,246

(1) Includes pension contributions of $38 million for fiscal 2015.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2015.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2014, the Company estimates it will spend approximately $1.7 billion through fiscal year 2019 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $980 million at December 31, 2014.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At December 31, 2014, these contingent obligations totaled approximately $27 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

Since March 2012, the Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion, as amended, billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 26, 2015, unless extended.

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

The Company accounts for these transfers as sales.  The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration.  At December 31, 2014 and 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of December 31, 2014 and 2013, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.1 billion, and $1.9 billion, respectively. In exchange for the transfer, as of December 31, 2014 and 2013, the Company received cash of $1.6 billion and $1.1 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.5 billion and $0.8 billion, respectively. Cash collections from customers on receivables sold were $36.4 billion, $39.8 billion, $21.9 billion, and $8.9 billion for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively. Of this amount, $35.1 billion, $39.8 billion, $21.9 billion, and $8.9 billion pertain to cash collections on the deferred consideration for the years ended December 31, 2014 and 2013, respectively, the six months ended December 31, 2012 and the year ended June 30, 2012, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Program during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, resulted in an expense for the loss on sale of $5 million, $4 million, $4 million, and $4 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and trucking assets for periods ranging from 5 to 7 years. As of December 31, 2014, outstanding lease balances, including the value of the underlying assets of $143 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $5 million and $3 million of rent expense pertaining to synthetic lease payments for the years ended December 31, 2014 and 2013.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2014 are valued at estimated fair values, including $4.7 billion of merchandisable agricultural commodity inventories, $0.9 billion of derivative assets, $0.9 billion of derivative liabilities, and $0.7 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.7 billion of assets and $0.3 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

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

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 17.3% investment in Wilmar.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee.  However, the Company considers all relevant factors in determining its ability to assert significant influence including but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements.  If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may materially differ.

Income Taxes

The Company accounts for its income tax positions in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Brazil and Argentina challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 13 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2014, the Company increased valuation allowances by approximately $18 million primarily related to net operating loss carryforwards. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $8.6 billion at December 31, 2014, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, impairment charges for property, plant, and equipment were $35 million, $84 million, $0 million, $337 million, and $367 million, respectively (see Note 19 in Item 8 for additional information).

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations , are adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows and discount rates. Although management’s estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. As of December 31, 2014, no impairment of goodwill has been identified. For fiscal years ended on June 30, 2012 and prior, the Company performed its annual goodwill impairment test on April 1 (see Note 1 in Item 8 for additional information regarding this change in accounting policy).  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 25 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage while others are provided with Health Care Reimbursement Accounts).  In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods.  At December 31, 2014, a new mortality table was used to estimate anticipated mortality rates that contributed to an increase in projected benefit obligations of approximately $0.2 billion. See Note 15 in Item 8 for additional information.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2014 and 2013 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2014		December 31, 2013
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$(97)	$(10)	$660	$66
Lowest position	(1,672)	(167)	(1,833)	(183)
Average position	(837)	(84)	(959)	(96)

The decrease in fair value of the average position for December 31, 2014 was the result of the decrease in commodity prices and the decrease in average quantities underlying the weekly commodity position.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

The Company has consolidated subsidiaries in 79 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland and Brazil where the Euro and U.S. dollar are the functional currencies, respectively.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $8.0 billion at December 31, 2014, and $7.8 billion at December 31, 2013.  This increase is due to the increase in retained earnings of the foreign subsidiaries and affiliates partially offset by the depreciation of foreign currencies versus the U.S. dollar of $0.9 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $802 million and $779 million for December 31, 2014 and 2013, respectively.  Actual results may differ.

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

	December 31, 2014	December 31, 2013
	(In millions)
Fair value of long-term debt	$6,872	$6,272
Excess of fair value over carrying value	1,314	925
Market risk	337	326

The increase in fair value of long-term debt at December 31, 2014 is primarily due to decreased interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended		Six Months Ended		Year Ended
(In millions, except per share amounts)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)

Revenues	$81,201	$89,804	$46,729	$45,208	$89,038
Cost of products sold	76,433	85,915	44,927	43,361	85,370
Gross Profit	4,768	3,889	1,802	1,847	3,668

Selling, general and administrative expenses	1,907	1,759	869	830	1,626
Asset impairment, exit, and restructuring costs	105	259	146	352	449
Interest expense	337	413	213	209	441
Equity in earnings of unconsolidated affiliates	(372)	(411)	(255)	(251)	(472)
Interest income	(92)	(102)	(59)	(62)	(112)
Other (income) expense - net	(247)	(53)	(109)	(12)	(29)
Earnings Before Income Taxes	3,130	2,024	997	781	1,765

Income taxes	877	670	303	237	523
Net Earnings Including Noncontrolling Interests	2,253	1,354	694	544	1,242

Less: Net earnings (losses) attributable to noncontrolling interests	5	12	2	4	19

Net Earnings Attributable to Controlling Interests	$2,248	$1,342	$692	$540	$1,223

Average number of shares outstanding – basic	653	661	660	669	665

Average number of shares outstanding – diluted	656	663	661	670	666

Basic earnings per common share	$3.44	$2.03	$1.05	$0.81	$1.84

Diluted earnings per common share	$3.43	$2.02	$1.05	$0.81	$1.84

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Net earnings including noncontrolling interests	$2,253	$1,354	$694	$544	$1,242
Other comprehensive income (loss):
Foreign currency translation adjustment	(954)	125	371	(707)	(751)
Tax effect	30	2	(51)	—	60
Net of tax amount	(924)	127	320	(707)	(691)

Pension and other postretirement benefit liabilities adjustment	(464)	411	292	11	(565)
Tax effect	164	(154)	(100)	(3)	202
Net of tax amount	(300)	257	192	8	(363)

Deferred gain (loss) on hedging activities	68	2	(72)	3	36
Tax effect	(26)	(1)	26	(2)	(15)
Net of tax effect	42	1	(46)	1	21

Unrealized gain (loss) on investments	(5)	—	(1)	(65)	(90)
Tax effect	2	(1)	—	24	34
Net of tax effect	(3)	(1)	(1)	(41)	(56)
Other comprehensive income (loss)	(1,185)	384	465	(739)	(1,089)
Comprehensive income (loss)	1,068	1,738	1,159	(195)	153

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	3	10	4	13

Comprehensive income (loss) attributable to controlling interests	$1,064	$1,735	$1,149	$(199)	$140

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,099	$3,121
Short-term marketable securities	515	433
Segregated cash and investments	4,877	3,961
Trade receivables	2,704	3,224
Inventories	9,374	11,441
Current assets held for sale	1,403	—
Other current assets	6,056	6,350
Total Current Assets	26,028	28,530
Investments and Other Assets
Investments in and advances to affiliates	3,892	3,538
Long-term marketable securities	485	508
Goodwill and other intangible assets	3,283	561
Other assets	379	478
Total Investments and Other Assets	8,039	5,085
Property, Plant, and Equipment
Land	441	408
Buildings	4,668	4,877
Machinery and equipment	17,044	17,472
Construction in progress	819	773
	22,972	23,530
Accumulated depreciation	(13,012)	(13,393)
Net Property, Plant, and Equipment	9,960	10,137
Total Assets	$44,027	$43,752
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$108	$358
Trade payables	4,326	4,513
Payables to brokerage customers	5,874	4,832
Accrued expenses and other payables	5,040	4,790
Current maturities of long-term debt	24	1,165
Current liabilities held for sale	230	—
Total Current Liabilities	15,602	15,658
Long-Term Liabilities
Long-term debt	5,558	5,347
Deferred income taxes	1,662	1,448
Other	1,575	1,105
Total Long-Term Liabilities	8,795	7,900
Shareholders’ Equity
Common stock	5,115	6,136
Reinvested earnings	15,701	14,077
Accumulated other comprehensive income (loss)	(1,241)	(57)
Noncontrolling interests	55	38
Total Shareholders’ Equity	19,630	20,194
Total Liabilities and Shareholders’ Equity	$44,027	$43,752

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Operating Activities
Net earnings including noncontrolling interests	$2,253	$1,354	$694	$544	$1,242
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation and amortization	894	909	435	414	848
Asset impairment charges	41	259	146	350	392
Deferred income taxes	(59)	161	118	28	45
Equity in earnings of affiliates, net of dividends	(215)	(285)	(201)	(106)	(243)
Stock compensation expense	55	43	30	34	48
Pension and postretirement accruals (contributions), net	13	10	78	59	37
Gain on sale of assets and equity dilution	(351)	(41)	(51)	(17)	(30)
Other – net	71	(117)	23	104	216
Changes in operating assets and liabilities
Segregated cash and investments	(935)	(322)	(365)	(61)	128
Trade receivables	425	296	38	(741)	974
Inventories	1,274	2,541	(1,512)	(480)	(272)
Other current assets	220	227	209	958	(954)
Trade payables	(94)	(291)	2,310	1,545	(117)
Payables to brokerage customers	1,167	231	437	(195)	(89)
Accrued expenses and other payables	203	251	89	605	670
Total Operating Activities	4,962	5,226	2,478	3,041	2,895

Investing Activities
Purchases of property, plant, and equipment	(894)	(913)	(615)	(852)	(1,477)
Net assets of businesses acquired	(2,758)	(44)	(26)	(206)	(241)
Proceeds from sale of business and assets	414	86	521	49	48
Cash divested from deconsolidation	(12)	—	—	(130)	(130)
Purchases of marketable securities	(1,344)	(891)	(1,629)	(889)	(1,297)
Proceeds from sales of marketable securities	1,239	995	731	1,084	1,945
Other – net	(52)	190	45	10	30
Total Investing Activities	(3,407)	(577)	(973)	(934)	(1,122)

Financing Activities
Long-term debt borrowings	1	23	106	91	97
Long-term debt payments	(1,251)	(275)	(1,423)	(173)	(358)
Net borrowings (payments) under lines of credit agreements	(458)	(2,461)	660	(1,076)	197
Debt repurchase premium and costs	—	(1)	(197)	(32)	(44)
Purchases of treasury stock	(1,183)	(101)	—	(427)	(527)
Cash dividends	(624)	(501)	(230)	(224)	(455)
Acquisition of noncontrolling interests	(157)	—	(1)	(19)	(19)
Other – net	95	74	3	2	12
Total Financing Activities	(3,577)	(3,242)	(1,082)	(1,858)	(1,097)

Increase (decrease) in cash and cash equivalents	(2,022)	1,407	423	249	676
Cash and cash equivalents – beginning of year	3,121	1,714	1,291	615	615
Cash and cash equivalents – end of year	$1,099	$3,121	$1,714	$864	$1,291

Cash paid for interest and income taxes were as follows:
Interest	$338	$380	$205	$206	$411
Income taxes	720	556	115	118	479

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)
Balance June 30, 2011	676	6,636	11,996	176	30	18,838
Comprehensive income
Net earnings			1,223		19
Other comprehensive loss				(1,083)	(6)
Total comprehensive income						153
Cash dividends paid-$.685 per share			(455)			(455)
Treasury stock purchases	(18)	(527)				(527)
Stock compensation expense		48				48
Noncontrolling interests previously
associated with mandatorily
redeemable instruments			10		174	184
Acquisition of noncontrolling interests		(40)			(14)	(54)
Other	1	(15)			(3)	(18)
Balance June 30, 2012	659	6,102	12,774	(907)	200	18,169
Comprehensive income
Net earnings			692		2
Other comprehensive income				457	8
Total comprehensive income						1,159
Cash dividends paid-$.35 per share			(230)			(230)
Stock compensation expense		30				30
Other		2			1	3
Balance December 31, 2012	659	$6,134	$13,236	$(450)	$211	$19,131
Comprehensive income
Net earnings			1,342		12
Other comprehensive income				393	(9)
Total comprehensive income						1,738
Cash dividends paid-$.76 per share			(501)			(501)
Treasury stock purchases	(3)	(101)				(101)
Stock compensation expense		43				43
Noncontrolling interests associated with
mandatorily redeemable instruments					(180)	(180)
Other	3	60			4	64
Balance December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194
Comprehensive income
Net earnings			2,248		5
Other comprehensive income				(1,184)	(1)
Total comprehensive income						1,068
Cash dividends paid-$.96 per share			(624)			(624)
Treasury stock purchases	(25)	(1,183)				(1,183)
Stock compensation expense		55				55
Acquisition of noncontrolling interests		(12)				(12)
Noncontrolling interests from business
combinations					19	19
Other	3	119			(6)	113
Balance December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630

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

The Company consolidates Alfred C. Toepfer International (Toepfer), a wholly owned subsidiary, in which prior to June 6, 2014, the Company had an 80% interest, for which the minority interest was subject to a mandatorily redeemable put option.  As a result of the put option, the associated minority interest was reported in other long-term liabilities.  On December 31, 2011, the put option expired and the Company reclassified $174 million of minority interest from other long-term liabilities to noncontrolling interests in shareholders’ equity at that date. During 2013, Toepfer became subject to a new mandatorily redeemable put option; and as a result, the Company reclassified $180 million of noncontrolling interest in shareholders' equity to long-term liabilities. On June 6, 2014, the Company completed its acquisition of the remaining 20% interest in Toepfer for $157 million. The excess of the purchase price over the carrying value of the associated noncontrolling interest of $12 million was recorded as a reduction in additional paid in capital.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Affiliates goodwill of $198 million in 2013, previously included in goodwill and other intangible assets, have been reclassified to investments in and advances to affiliates. There was no change in total investments and other assets as a result of this reclassification.

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $81 million at December 31, 2014 and 2013, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2014 and 2013 was $15 million and $73 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

The following table sets forth the Company's inventories as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
	(In millions)
LIFO inventories
FIFO value	$1,199	$1,408
LIFO valuation reserve	(53)	(297)
LIFO inventories carrying value	1,146	1,111
FIFO inventories	3,058	3,741
Market inventories	4,699	6,059
Supplies and other inventories	471	530
Total inventories	$9,374	$11,441

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years.  The Company capitalized interest on major construction projects in progress of $18 million, $16 million, $12 million, $9 million, and $21 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 25 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. Prior to the fiscal year end change transition period, the Company’s accounting policy was to evaluate goodwill and other intangible assets with indefinite lives for impairment on April 1 of each fiscal year or whenever there were indicators that the carrying value of the assets may not be fully recoverable.  Effective in the transition period ended December 31, 2012, the Company voluntarily changed its accounting policy to begin conducting the annual goodwill and indefinite life intangible assets impairment tests on October 1. The change to the annual goodwill and indefinite life intangible assets impairment testing date is preferable under the circumstances as the new impairment testing date is better aligned with the timing of the Company’s annual strategic, planning, and budgeting process, and the timing is more closely aligned with the Company’s annual financial reporting process as a result of the change in year end.  The resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge of the Company’s goodwill.  As it is impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of October 1 for periods prior to October 1, 2012, the Company prospectively applied the annual goodwill impairment testing date effective October 1, 2012.  During the year ended December 31, 2013, the Company recorded an impairment charge for goodwill of $9 million related to the Company's Brazilian sugar milling business. There were no impairment charges recorded for goodwill and indefinite-lived intangible assets during the year ended December 31, 2014, the six months ended December 31, 2012 and the year ended June 30, 2012.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company's ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  During the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011 and the year ended June 30, 2012, impairment charges were $35 million, $84 million, $0 million, $337 million, and $367 million, respectively (see Note 19 for additional information).

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

Net sales to unconsolidated affiliates during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and  2011, and the year ended June 30, 2012, were $5.8 billion, $6.9 billion, $4.0 billion, $4.5 billion, and $7.7 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $79 million, $59 million, $28 million, $29 million, and $56 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations , are adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. During the measurement period, which may take up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with a corresponding offset to goodwill. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings.

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

Effective October 1, 2014, the Company early adopted the amended guidance of ASC Topic 205, Presentation of Financial Statements (Topic 205) and ASC Topic 360, Property, Plant, and Equipment, which limit the definition of discontinued operations as only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of discontinued operations to include a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale and a disposal of an equity method investment that meets the definition of discontinued operations. The amended guidance requires the Company to report discontinued operations if (1) the component of an entity or group of components of an entity meets the criteria in Topic 205 to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed other than by sale. As a result of the prospective adoption of this amended guidance, the global chocolate and cocoa businesses that were classified as held for sale at December 31, 2014 (see Note 18 for more information) were not reported as discontinued operations. The Company does not believe the sale of these businesses to have a major effect on an entity's operations and financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Pending Accounting Standards

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

Note 2.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition and are not significant to the Company’s consolidated operating results.

Fiscal Year 2014 acquisitions

On October 1, 2014 and November 18, 2014, the Company completed the acquisitions of the WILD Flavors businesses (Wild Flavors) and Specialty Commodities Inc. (SCI), respectively. Both acquisitions are in line with the Company's strategy to increase returns and reduce earnings volatility through the growth of its specialty ingredient offerings. The 2014 post acquisition financial results of Wild Flavors and SCI are reported in the Other segment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

During the year ended December 31, 2014, the Company acquired six businesses, including Wild Flavors and SCI, for a total cost of $3.0 billion. The purchase price net of cash acquired of $280 million was preliminarily allocated as follows:

(In millions)	Wild Flavors	SCI	Others	Total
Trade receivables	$176	$48	$8	$232
Inventories	286	72	25	383
Other current assets	64	2	—	66
Goodwill	1,698	59	15	1,772
Other intangible assets	1,103	46	35	1,184
Property, plant, and equipment	423	10	30	463
Other assets	68	6	—	74
Short-term debt	(215)	—	(1)	(216)
Trade payables	(128)	(25)	(1)	(154)
Accrued expenses and other payables	(214)	(14)	(10)	(238)
Long-term debt	(238)	—	(3)	(241)
Deferred income taxes	(378)	(16)	—	(394)
Other liabilities	(173)	—	—	(173)
Total purchase price, net of cash acquired	$2,472	$188	$98	$2,758

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses.

Of the $1.8 billion preliminarily allocated to goodwill, $15 million is expected to be deductible for tax purposes.

The following table sets forth the preliminary fair values and weighted average useful lives of the other intangible assets acquired.

	Weighted Average
	Useful Life	Wild Flavors	SCI	Others	Total
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$238	$—	$12	$250
Intangible assets with finite lives:
Patents	15	—	3	—	3
Customer lists	15	552	36	21	609
Recipes and other	15	313	7	2	322
Total other intangible assets acquired		$1,103	$46	$35	$1,184

The Company's consolidated statement of earnings for the year ended December 31, 2014 includes the post acquisition results of Wild Flavors which were immaterial.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,208	$1,491	$4,699
Unrealized derivative gains:
Commodity contracts	—	487	203	690
Foreign exchange contracts	—	186	—	186
Interest rate contracts	—	21	—	21
Cash equivalents	491	—	—	491
Marketable securities	860	80	—	940
Segregated investments	2,158	—	—	2,158
Deferred consideration	—	511	—	511
Total Assets	$3,509	$4,493	$1,694	$9,696
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$564	$212	$776
Foreign exchange contracts	—	150	—	150
Inventory-related payables	—	612	40	652
Total Liabilities	$—	$1,326	$252	$1,578

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents a note receivable from the purchasers under the Programs.  This amount is reflected in other current assets on the consolidated balance sheet (see Notes 6 and 20).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013.

	Level 3 Fair Value Assets Measurements at December 31, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in unrealized gains included in cost of products sold*	15	544	559
Purchases	16,114	—	16,114
Sales	(16,384)	—	(16,384)
Settlements	—	(948)	(948)
Transfers into Level 3	44	395	439
Transfers out of Level 3	(110)	(67)	(177)
Ending balance, December 31, 2014	$1,491	$203	$1,694

* Includes gains of $602 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2014.

	Level 3 Fair Value Liabilities Measurements at December 31, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in unrealized losses included in cost of products sold*	22	534	556
Purchases	29	—	29
Sales	(45)	—	(45)
Settlements	—	(785)	(785)
Transfers into Level 3	—	256	256
Transfers out of Level 3	—	(54)	(54)
Ending balance, December 31, 2014	$40	$212	$252

* Includes losses of $558 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2014.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2014 and 2013.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 23.4% of the total price for assets and 43.4% for liabilities.

	Weighted Average % of Total Price
	December 31, 2014		December 31, 2013
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories
Basis	23.4%	43.4%	21.9%	13.2%
Transportation cost	4.9%	15.2%	12.3%	—%
Commodity Derivative Contracts
Basis	13.5%	13.6%	22.8%	17.6%
Transportation cost	10.2%	19.5%	32.5%	12.3%

In certain of the Company’s principal markets, the Company relies on price quotes from third parties to value its inventories and physical commodity purchase and sale contracts.  These price quotes are generally not further adjusted by the Company in determining the applicable market price.  In some cases, availability of third-party quotes is limited to only one or two independent sources.  In these situations, absent other corroborating evidence, the Company considers these price quotes as 100 percent unobservable and, therefore, the fair value of these items is reported in Level 3.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$186	$150	$118	$166
Interest Contracts	—	—	1	—
Commodity Contracts	690	776	850	649
Total	$876	$926	$969	$815

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012.

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Interest Contracts
Other income (expense) - net	$—	$1	$—	$—	$—
Foreign Currency Contracts
Revenues	$(1)	$108	$129	$33	$117
Cost of products sold	131	(157)	(49)	(116)	(255)
Other income (expense) - net	(171)	61	94	(69)	(21)
Commodity Contracts
Cost of products sold	$(263)	$301	$136	$(4)	$(527)
Other Contracts
Other income (expense) - net	$—	$—	$58	$—	$(1)
Total gain(loss) recognized in earnings	$(304)	$314	$368	$(156)	$(687)

During the quarter ended September 30, 2014, the Company recognized $102 million of pre-tax foreign exchange hedging losses on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

During December 2012, the Company entered into two transactions with investment bank counterparties resulting in an economic interest in GrainCorp shares. The purpose of these transactions was to facilitate the Company’s planned acquisition of GrainCorp, which was rejected by the Australian Federal Treasurer in November 2013.  One of the transactions was accounted for as an unfunded derivative instrument.  The other transaction was a hybrid financial instrument, as defined by applicable accounting standards, whereby the accounting rules required the Company to account for a funded host instrument and a separate embedded derivative instrument.  In December 2012, the Company settled the derivative instruments known as “Total Return Swaps”, and recognized pre-tax gains reported as “Other Contracts” in the table above.  After the settlement of these transactions, the interest in GrainCorp is recorded as a long-term marketable security.

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2014 and 2013, the Company has certain derivatives designated as cash flow hedges and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At December 31, 2014, the Company has $21 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of December 31, 2014, the Company has $30 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize the $30 million of gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 24% and 71% of its monthly anticipated grind.  At December 31, 2014, the Company has designated hedges representing between 0.3% to 23% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 9 million and 121 million gallons of ethanol sales per month under these programs.  At December 31, 2014, the Company has designated hedges representing between 1 million to 30 million gallons of ethanol sales per month over the next 6 months.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$21	$—	$—	$9
Total	$21	$—	$—	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012.

		Year Ended		Six Months Ended		Year Ended
	Consolidated Statement of	December 31		December 31		June 30
(In millions)	Earnings Locations	2014	2013	2012	2011	2012
					(Unaudited)
Effective amounts recognized in earnings
FX Contracts	Other income/expense -net	$5	$(1)	$(1)	$(1)	$(1)
Interest Contracts	Interest expense	1	1	—	—	1
Commodity Contracts	Cost of products sold	(124)	(41)	158	11	5
	Revenues	(69)	4	2	8	3

Ineffective amount recognized in earnings
Interest contracts	Interest expense	—	—	—	—	—
Commodity contracts	Cost of products sold	(4)	(120)	(30)	39	49
	Revenues	(34)	—	—	—	—
Total amount recognized in earnings		$(225)	$(157)	$129	$57	$57

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities

The following table sets forth items in short-term and long-term investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2014
United States government obligations
Maturity less than 1 year	$385	$—	$—	$385
Maturity 1 to 5 years	93	—	—	93
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	130	—	—	130
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	328	1	(12)	317
	$1,011	$1	$(12)	$1,000

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2013
United States government obligations
Maturity less than 1 year	$395	$—	$—	$395
Maturity 1 to 5 years	124	—	—	124
Government-sponsored enterprise obligations
Maturity 1 to 5 years	4	—	—	4
Corporate debt securities
Maturity 1 to 5 years	16	—	—	16
Other debt securities
Maturity less than 1 year	38	—	—	38
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	362	1	(2)	361
	$942	$1	$(2)	$941

All of the $12 million in unrealized losses at December 31, 2014 arose within the last 12 months and is related to the Company’s investment in two available for sale equity securities with a fair value of $310 million. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

For information on other-than-temporary impairment charges, see Note 19.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2014	December 31, 2013
	(In millions)
Unrealized gains on derivative contracts	$897	$969
Deferred receivables consideration	511	757
Customer omnibus receivable	1,532	1,298
Financing receivables - net (1)	402	576
Other current assets	2,714	2,750
	$6,056	$6,350

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $11 million and $15 million at December 31, 2014 and 2013, respectively. Changes in the allowance for 2014 included an increase of $4 million for additional bad debt provisions and a reduction in the allowance for adjustments of $8 million, respectively. Interest earned on financing receivables of $23 million, $26 million, $15 million, $12 million, and $26 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011 and the year ended June 30, 2012, respectively, is included in interest income in the consolidated statements of earnings.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2014	December 31, 2013
	(In millions)
Unrealized losses on derivative contracts	$926	$824
Other accruals and payables	4,114	3,966
	$5,040	$4,790

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 17.3% and 16.4% share ownership in Wilmar as of December 31, 2014 and 2013, respectively.  The Company had 60 unconsolidated domestic and foreign affiliates as of December 31, 2014 and 2013, respectively.  The following table summarizes the combined balance sheets as of December 31, 2014 and 2013, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012.

	December 31
(In millions)	2014	2013
Current assets	$27,307	$30,966
Non-current assets	21,624	20,846
Current liabilities	(19,370)	(27,423)
Non-current liabilities	(9,882)	(5,515)
Noncontrolling interests	(897)	(890)
Net assets	$18,782	$17,984

	Year Ended		Six Months Ended		Year Ended
	December 31		December 31		June 30
(In millions)	2014	2013	2012	2011	2012
				(Unaudited)
Net Sales	$50,591	$51,967	$28,314	$29,767	$58,068
Gross profit	4,558	4,373	2,847	3,291	6,458
Net income	1,561	1,762	855	1,022	1,940

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2014, is $2.1 billion.  The Company has a direct investment in a foreign equity method investee with a carrying value of $2.4 billion as of December 31, 2014, and a market value of $2.7 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at December 31, 2014.

The Company provides credit facilities totaling $168 million to five unconsolidated affiliates.  One facility that is due on demand and bears interest at the one month British pound LIBOR rate plus 1.5% has an outstanding balance of $17 million. The other four facilities have no outstanding balances as of December 31, 2014.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

For information on the Company’s former equity method interest in Gruma, see Note 19.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2014	December 31, 2013
	(In millions)
Oilseeds Processing	$130	$192
Corn Processing	81	81
Agricultural Services	79	81
Other	1,720	10
Total	$2,010	$364

The changes in goodwill during the year ended December 31, 2014 related primarily to acquisitions (see Note 2) and assets classified as held for sale (see Note 18).

The following table sets forth the other intangible assets:

		December 31, 2014			December 31, 2013
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$267	$—	$267	$5	$—	5
Other		1	—	1	2	—	2

Intangible assets with definite lives:
Trademarks/brands	8 to 25	25	(5)	20	44	(11)	33
Customer lists	9 to 20	663	(32)	631	130	(34)	96
Patents	15 to 20	44	(29)	15	43	(27)	16
Recipes and other	2 to 25	372	(33)	339	73	(28)	45

Total		$1,372	$(99)	$1,273	$297	$(100)	$197

The change in the gross carrying amount of intangible assets during the year ended December 31, 2014 is primarily related to acquisitions as discussed in Note 2 partially offset by reclassification for held for sale presentation and foreign currency translation adjustments.
Aggregate amortization expense was $27 million, $22 million, $10 million, $14 million, and $28 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively. The estimated future aggregate amortization expense for the next five years are $81 million, $78 million, $74 million, $72 million, and $72 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2014	December 31, 2013
	(In millions)
4.479% Debentures $750 million face amount, due in 2021	773	746

5.45% Notes $700 million face amount, due in 2018	701	699

5.765% Debentures $596 million face amount, due in 2041	600	600

5.375% Debentures $600 million face amount, due in 2035	589	588

5.935% Debentures $420 million face amount, due in 2032	417	416

4.016% Debentures $570 million face amount, due in 2043	378	376

4.535% Debentures $528 million face amount due in 2042	375	373

8.375% Debentures $295 million face amount, due in 2017	294	294

7.5% Debentures $187 million face amount, due in 2027	186	186

7.0% Debentures $185 million face amount, due in 2031	184	184

6.625% Debentures $182 million face amount, due in 2029	182	182

6.95% Debentures $172 million face amount, due in 2097	170	170

6.45% Debentures $154 million face amount, due in 2038	153	153

6.75% Debentures $124 million face amount, due in 2027	122	122

0.875% Convertible Senior Notes $1.15 billion face amount, due in 2014	—	1,144

Other	458	279
Total long-term debt including current maturities	5,582	6,512
Current maturities	(24)	(1,165)
Total long-term debt	$5,558	$5,347

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

In February 2007, the Company issued $1.15 billion principal amount of convertible senior notes due in 2014 (the Notes) in a private placement.  The Notes were issued at par and bear interest at a rate of 0.875% per year, payable semiannually. In accordance with applicable accounting standards, the Company recognized the Notes proceeds received in 2007 as long-term debt of $853 million and equity of $297 million.  The discount on the long-term debt was amortized over the life of the Notes using the effective interest method. Discount amortization expense of $6 million, $49 million, $24 million, $22 million, and $45 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively, were included in interest expense related to the Notes.

On February 18, 2014, the Notes were repaid with available funds.

Discount amortization expense net of premium of $11 million, $54 million, $23 million, $26 million, and $49 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively, were included in interest expense related to the Company's long-term debt.

At December 31, 2014, the fair value of the Company’s long-term debt exceeded the carrying value by $1.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2014, are $24 million, $14 million, $307 million, $711 million, and $10 million, respectively.

At December 31, 2014, the Company had lines of credit totaling $6.6 billion which was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2014 and 2013, were 3.76% and 4.24%, respectively.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2014.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2014.

The Company has outstanding standby letters of credit and surety bonds at December 31, 2014 and 2013, totaling $980 million and $795 million, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2014, the Company utilized $1.6 billion of its facility under the Programs (see Note 20 for more information on the Programs).

Note 11.     Stock Compensation

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

	Year Ended December 31		Six Months Ended December 31	Year Ended June 30
	2014	2013	2012	2012
Dividend yield	2%	2%	3%	2%
Risk-free interest rate	2%	1%	1%	2%
Stock volatility	37%	38%	30%	32%
Average expected life (years)	6	6	7	8

A summary of option activity during 2014 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2013	13,304	$28.31
Granted	1,253	40.65
Exercised	(3,376)	27.63
Forfeited or expired	(68)	27.50
Shares under option at December 31, 2014	11,113	$29.91

Exercisable at December 31, 2014	6,835	$29.01

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2014, is 6 years and 5 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, is $248 million and $158 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, were $12.80, $10.02, $5.89, and $6.98, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, were $66 million, $29 million, $1 million, and $5 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, were $93 million, $73 million, $2 million, and $7 million, respectively.

At December 31, 2014, there was $21 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four years are $10 million, $6 million, $3 million, and $2 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria based on the Company's adjusted return on invested capital compared to the weighted average cost of capital.  During the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, 1.4 million, 0.9 million, 1.3 million, and 1.2 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2014, there were 17.3 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012 were $40.78, $32.96, $26.34, and $26.75, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of Restricted Stock Awards and PSUs activity during 2014 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2013	3,557	$28.86
Granted	1,396	40.78
Vested	(1,250)	27.86
Forfeited	(147)	33.68
Non-vested at December 31, 2014	3,556	$34.17

At December 31, 2014, there was $44 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $27 million, $15 million, and $2 million, respectively.  At the vesting date, the total fair value of Restricted Stock Awards vested during the year ended December 31, 2014 was $35 million.

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

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012 was $55 million, $43 million, $31 million, $34 million, and $48 million, respectively.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
(Gain) loss on derivatives	102	40	(62)	—	—
Gain on sale of assets and equity dilution	(351)	(41)	(51)	(17)	(30)
Charges from early extinguishment of debt	—	—	5	12	12
Gain on marketable securities transactions	—	(8)	(6)	(16)	(37)
Other – net	2	(44)	5	9	26
	$(247)	$(53)	$(109)	$(12)	$(29)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)

Individually significant items included in the table above are:

The loss on derivatives for the year ended December 31, 2014 was due to losses on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition. The loss on derivatives for the year ended December 31, 2013 was due to losses on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp Limited (GrainCorp) acquisition. The gain on derivatives for the six months and year ended December 31, 2012 relates to the settlement of the Total Return Swap instruments related to the Company's investment in GrainCorp (see Note 4 for more information).

Gain on sale of assets for the year ended December 31, 2014 includes a gain of $156 million upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units and a gain of $126 million on the sale of the fertilizer business. Gain on sale of assets for six months ended December 31, 2012 includes a $39 million gain related to the sale of certain of the Company’s exchange membership interests.

Realized gains on sales of available-for-sale marketable securities totaled $8 million, $8 million, $17 million, and $38 million for the year ended December 31, 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012, respectively. Realized gains on sales of available-for-sale marketable securities were immaterial for the year ended December 31, 2014. Realized losses on sales of available-for-sale marketable securities were immaterial for all periods presented. Impairment losses on securities of $6 million, $166 million, $13 million, and $25 million for the years ended December 31, 2014 and 2013, the six months ended December 31, 2011, and year ended June 30, 2012, respectively, were classified as asset impairment, exit, and restructuring charges in the consolidated statements of earnings (see Note 19 for more information).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
United States	$2,224	$1,509	$611	$592	$1,035
Foreign	906	515	386	189	730
	$3,130	$2,024	$997	$781	$1,765

Significant components of income tax are as follows:

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Current
Federal	$641	$348	$92	$179	$300
State	57	14	9	19	21
Foreign	235	146	83	7	118
Deferred
Federal	(29)	112	92	14	66
State	28	(5)	20	3	9
Foreign	(55)	55	7	15	9
	$877	$670	$303	$237	$523

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2014	December 31, 2013
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,631	$1,286
Equity in earnings of affiliates	394	323
Debt exchange	135	123
Inventories	57	132
Other	192	119
	$2,409	$1,983
Deferred tax assets
Pension and postretirement benefits	$460	$267
Stock compensation	55	60
Foreign tax credit carryforwards	76	26
Foreign tax loss carryforwards	305	329
Capital loss carryforwards	21	24
State tax attributes	70	74
Reserves and other accruals	43	—
Other	271	205
Gross deferred tax assets	1,301	985
Valuation allowances	(347)	(329)
Net deferred tax assets	$954	$656

Net deferred tax liabilities	$1,455	$1,327

The net deferred tax liabilities are classified as follows:
Current assets	$17	$—
Current assets (foreign)	137	17
Current liabilities	—	(8)
Current liabilities (foreign)	(33)	(22)
Noncurrent assets (foreign)	86	134
Noncurrent liabilities	(1,316)	(1,404)
Noncurrent liabilities (foreign)	(346)	(44)
	$(1,455)	$(1,327)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended		Six Months Ended		Year Ended
	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	0.2	2.4	2.4	1.4
Foreign earnings taxed at rates other than the U.S. statutory rate	(4.8)	(3.7)	(7.6)	(7.2)	(4.8)
Foreign currency remeasurement	0.1	(0.9)	2.6	(0.3)	(3.3)
Income tax adjustment to filed returns	(2.5)	0.5	(1.5)	(0.7)	0.9
Tax benefit on U.S. biodiesel credits	(1.1)	(5.1)	—	—	—
Tax benefit on U.S. qualified production activity deduction	(1.8)	(1.4)	—	—	—
Valuation allowances	—	8.0	—	—	—
Other	1.0	0.5	(0.5)	1.1	0.4
Effective income tax rate	28.0%	33.1%	30.4%	30.3%	29.6%

The Company has historically included amounts received from the U.S. Government in the form of a biodiesel credit as taxable income on its federal and state income tax returns.  In the fourth quarter of 2013, the Internal Revenue Service released a Chief Counsel Advice stipulating that biodiesel credits should not be included in taxable income.   Based upon the Chief Counsel Advice, the Company changed its position related to these credits and excluded them from income for years 2011 through the current year. Of the total tax benefit recorded in 2013 of $107 million, $55 million relates to years prior to 2013.

The Company has $305 million and $329 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2014 and 2013, respectively.  As of December 31, 2014, approximately $274 million of these assets have no expiration date, and the remaining $31 million expire at various times through fiscal 2032.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $218 million and $196 million against these tax assets at December 31, 2014 and 2013, respectively, due to the uncertainty of their realization.

During the fourth quarter of 2013, the Company recorded a full valuation allowance on net deferred tax assets of a German subsidiary in the amount of $103 million ($82 million, equal to $0.12 per share, when adjusted for the income attributable to the minority interest holders). Management’s establishment of a valuation allowance resulted from a combination of matters, including the absence of financial performance of the subsidiary and its ability to generate sufficient taxable income in the future. Management continues to maintain its view of the subsidiary and the need for the valuation allowance.

During the fourth quarter of 2013, the Company placed a full valuation allowance on the deferred tax asset related to the impairment of its investment in GrainCorp in the amount of $41 million. The Company also placed a full valuation allowance on the impairment of assets related to its sugar business in Brazil in the amount of $17 million.

The Company has $21 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2014.  The Company has recorded a valuation allowance of $21 million against these tax assets at December 31, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Company has $76 million and $26 million of tax assets related to excess foreign tax credits at December 31, 2014 and 2013, respectively, which begin to expire in 2015.  The Company has $70 million and $74 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2014 and 2013, respectively, which will expire at various times through fiscal 2034. The Company has not recorded a valuation allowance against the excess foreign tax credits at December 31, 2014.  Due to the uncertainty of realization, the Company has recorded a valuation allowance of $51 million and $53 million related to state income tax assets net of federal tax benefit as of December 31, 2014 and 2013, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2013 and 2014.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $8.6 billion at December 31, 2014, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2014 and 2013 as follows:

	Unrecognized Tax Benefits
	December 31, 2014	December 31, 2013
	(In millions)
Beginning balance	$66	$77
Additions related to current year’s tax positions	5	—
Additions related to prior years’ tax positions	7	7
Reductions related to prior years’ tax positions	(3)	—
Reductions related to lapse of statute of limitations	—	(6)
Settlements with tax authorities	(3)	(12)
Ending balance	$72	$66

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

At December 31, 2014 and 2013, the Company had accrued interest and penalties on unrecognized tax benefits of $21 million and $18 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $62 million on the tax expense for that period.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. As of December 31, 2014, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $493 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 and 2008 has expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional tax assessments of approximately $57 million (based on currency exchange rates as of December 31, 2014).

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $93 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2007.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2007, and estimates that these potential assessments would be approximately $325 million (as of December 31, 2014 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, the Company has not recorded a tax liability for these assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2044. Rent expense for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012 was $224 million, $199 million, $106 million, $103 million, and $209 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and 2011, and the year ended June 30, 2012 were $136 million, $147 million, $62 million, $76 million, and $164 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)
2015	$226
2016	198
2017	158
2018	106
2019	59
Thereafter	240
Total minimum lease payments	$987

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

On August 5, 2014, the Company amended its U.S. qualified pension plans and began notifying certain eligible individuals of its offer to pay those individuals’ pension benefit in a lump sum. Individuals eligible for the voluntary lump sum payment option are generally those who are retirees, surviving joint annuitants, beneficiaries, and alternate payees of the U.S. qualified pension plans who are currently receiving a payment and commenced their benefit prior to June 30, 2014. The voluntary lump sum which amounted to $296 million reduced the Company's global pension benefit obligation by $336 million resulting in a net improvement of its pension underfunding by $40 million. The Company incurred a non-cash pre-tax income statement charge of $98 million in the quarter ended December 31, 2014 as a result of the requirement to expense the unrealized actuarial losses recognized in accumulated other comprehensive income (loss) pertaining to liabilities settled at December 31, 2014.
The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 11 million shares of Company common stock at December 31, 2014, with a market value of $596 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2014 were $12 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Pension Benefits		Postretirement Benefits
(In millions)	Year Ended December 31		Year Ended December 31
	2014	2013	2014	2013
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$71	$84	$4	$5
Interest cost	126	114	8	7
Expected return on plan assets	(155)	(144)	—	—
Settlement charges	95	—	—	—
Amortization of actuarial loss	36	74	2	5
Other amortization expense	3	3	(18)	(18)
Net periodic defined benefit plan expense	176	131	(4)	(1)
Defined contribution plans	50	44	—	—
Total retirement plan expense	$226	$175	$(4)	$(1)

	Pension Benefits		Postretirement Benefits
(In millions)	Six Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
		(Unaudited)		(Unaudited)
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$44	$36	$4	$3
Interest cost	61	65	6	6
Expected return on plan assets	(75)	(70)	—	—
Settlement charges	68	—	—	—
Amortization of actuarial loss	42	24	—	—
Other amortization	2	2	—	—
Net periodic defined benefit plan expense	142	57	10	9
Defined contribution plans	23	23	—	—
Total retirement plan expense	$165	$80	$10	$9

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Pension Benefits	Postretirement Benefits
(In millions)	Year Ended June 30	Year Ended June 30
	2012	2012
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$71	$7
Interest cost	130	12
Expected return on plan assets	(141)	—
Remeasurement charge(1)	30	4
Amortization of actuarial loss	52	—
Other amortization	5	(2)
Net periodic defined benefit plan expense	147	21
Defined contribution plans	45	—
Total retirement plan expense	$192	$21
(1) See Note 19

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

Prior to December 31, 2012, the Company used a June 30 measurement date for all defined benefit plans.  As a result of the change in fiscal year end (see Note 1), the Company changed its measurement date for all defined benefit plans to December 31 effective in the transition period ended December 31, 2012.  The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	December 31 2014	December 31 2013	December 31 2014	December 31 2013
	(In millions)		(In millions)
Benefit obligation, beginning	$2,814	$2,954	$174	$208
Service cost	71	84	4	5
Interest cost	126	114	8	7
Actuarial loss (gain)	688	(236)	54	(34)
Employee contributions	2	2	—	—
Curtailments	(5)	—	—	—
Settlements	(304)	—	—	—
Business combinations	136	—	—	—
Benefits paid	(109)	(119)	(12)	(12)
Plan amendments	(4)	(1)	3	—
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(108)	18	—	—
Benefit obligation, ending	$3,305	$2,814	$231	$174

Fair value of plan assets, beginning	$2,341	$2,174	$—	$—
Actual return on plan assets	292	222	—	—
Employer contributions	42	50	12	12
Employee contributions	2	2	—	—
Settlements	(304)	—	—	—
Business combinations	10	—	—	—
Benefits paid	(109)	(119)	(12)	(12)
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(78)	14	—	—
Fair value of plan assets, ending	$2,194	$2,341	$—	$—

Funded status	$(1,111)	$(473)	$(231)	$(174)

Prepaid benefit cost	$27	$63	$—	$—
Accrued benefit liability – current	(17)	(15)	(12)	(11)
Accrued benefit liability – long-term	(1,121)	(521)	(219)	(163)
Net amount recognized in the balance sheet	$(1,111)	$(473)	$(231)	$(174)

Included in accumulated other comprehensive income for pension benefits at December 31, 2014 is an unrecognized actuarial loss of $983 million  that has not yet been recognized in net periodic pension cost. The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2015 is $2 million and $68 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for postretirement benefits at December 31, 2014, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $85 million and unrecognized actuarial loss of $80 million.  Prior service credit of $18 million and actuarial loss of $7 million included in accumulated other comprehensive income are expected to be recognized in net periodic benefit cost during 2015.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2014	December 31 2013	December 31 2014	December 31 2013
Discount rate	4.6%	3.9%	4.4%	3.6%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
Rate of compensation increase	3.9%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2014	December 31 2013	December 31 2014	December 31 2013
Discount rate	3.5%	4.6%	3.8%	4.4%
Rate of compensation increase	3.8%	3.9%	N/A	N/A

At December 31, 2014, a new mortality table was used to estimate anticipated mortality rates that contributed to an increase in projected benefit obligations of approximately $0.2 billion.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.9 billion, $2.6 billion, and $1.7 billion, respectively as of December 31, 2014, and $2.2 billion, $2.0 billion, and $1.6 billion, respectively, as of December 31, 2013.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.8 billion, $2.5 billion, and $1.7 billion, respectively, as of December 31, 2014 and $2.1 billion, $1.9 billion, and $1.6 billion, respectively, as of December 31, 2013.  The accumulated benefit obligation for all pension plans as of December 31, 2014 and 2013, was $3.0 billion and $2.6 billion, respectively.

For postretirement benefit measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2014.  The rate was assumed to decrease gradually to 5% by 2024 and remain at that level thereafter. The credits used to fund certain retirees with Health Reimbursement Accounts are indexed up to a maximum of 3% per year.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligations	$8	$(7)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$180	$—	$—	$180
International companies	6	—	—	6
Equity mutual funds
Emerging markets	62	—	—	62
International	91	—	—	91
Large cap U.S.	362	—	—	362
Common collective trust funds
International equity	—	370	—	370
Large cap U.S. equity	—	33	—	33
Fixed income	—	500	—	500
Other	—	35	—	35
Debt instruments
Corporate bonds	—	422	—	422
U.S. Treasury instruments	95	—	—	95
U.S. government agency, state and local government bonds	—	37	—	37
Other	—	1	—	1
Total assets at fair value	$796	$1,398	$—	$2,194

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2014(1)(2)	December 31 2013(2)
Equity securities	51%	54%
Debt securities	48%	45%
Other	1%	1%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 62% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 38% equity securities, 60% debt securities, and 2% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not hold any shares of Company common stock as of the December 31, 2014 and 2013 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $38 million to the pension plans and $12 million to the postretirement benefit plan during 2015.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2015	$97	$12
2016	103	13
2017	108	13
2018	115	13
2019	122	14
2020 – 2024	721	75

Note 16.     Shareholders' Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2014 and 2013, the Company had approximately 79.4 million shares and 57.5 million shares, respectively, of its common shares in treasury.  Treasury stock of $2.7 billion and $1.6 billion at December 31, 2014 and 2013, respectively, is recorded at cost as a reduction of common stock.

Included in the foreign currency translation adjustment component of AOCI, is a $43 million net of tax loss pertaining to a foreign currency-denominated debt that was designated as a net investment hedge on October 27, 2014.

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2014 and 2013:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2012	$136	$4	$(590)	$—	$(450)
Other comprehensive income before reclassifications	131	(35)	354	(157)	293
Amounts reclassified from AOCI	—	37	60	157	254
Tax effect	2	(1)	(154)	(1)	(154)
Net of tax amount	133	1	260	(1)	393
Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)
Other comprehensive income before reclassifications	(953)	(119)	(485)	(11)	(1,568)
Amounts reclassified from AOCI	—	187	21	6	214
Tax effect	30	(26)	164	2	170
Net of tax amount	(923)	42	(300)	(3)	(1,184)
Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders' Equity (Continued)

	Amount reclassified from AOCI
	Year Ended December 31		Affected line item in the consolidated
Details about AOCI components	2014	2013	statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$124	$41	Cost of products sold
	(5)	(1)	Other income/expense
	(1)	1	Interest expense
	69	(4)	Revenues
	187	37	Total before tax
	(70)	(14)	Tax on reclassifications
	$117	$23	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(15)	$(15)
Actuarial losses	36	75
	21	60	Total before tax
	(7)	(23)	Tax on reclassifications
	$14	$37	Net of tax
Unrealized loss on investments
	$6	$157	Asset impairment, exit, and restructuring costs
	(2)	(3)	Tax on reclassifications
	$4	$154	Net of tax

Note 17.     Segment and Geographic Information

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

During the fourth quarter of 2014, the Company completed the acquisition of Wild Flavors and SCI, making the Company one of the world’s leading flavors and specialty ingredients companies. Effective January 1, 2015, the Company has formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors and SCI were reported in Other as the 2014 results were not material to the Company.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

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

The Agricultural Services segment utilizes its extensive U.S. grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry.  Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services.  Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour, the processing and distribution of formula feeds, animal health and nutrition products, and the procurement, processing, and distribution of edible beans.  The Agricultural Services segment includes the activities of Alfred C. Toepfer International (Toepfer), a global merchant of agricultural commodities and processed products.  On June 6, 2014, the Company announced that it has completed its acquisition of the remaining 20% interest in Toepfer. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company's 19.8% investment in GrainCorp.   Prior to December 2012, the Company had a 23.2% interest in Gruma S.A.B. de C.V. (Gruma), the world’s largest producer and marketer of corn flour and tortillas.  Additionally, the Company had joint ventures in corn flour and wheat flour mills with and through Gruma.  In December 2012, the Company sold its 23.2% interest in Gruma and the Gruma-related joint ventures.

Other includes the activities of Wild Flavors, SCI, and the Company’s remaining operations, primarily its financial business units, related principally to futures commission merchant and insurance activities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less identifiable operating expenses.  Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting.  Certain Corporate items are not allocated to the Company’s reportable business segments.  Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment.  Corporate results also include the after-tax elimination of income attributable to mandatorily redeemable interests in consolidated subsidiaries except during the calendar year 2012 when the put options related to these interests expired and the results were included in noncontrolling interest. The Company acquired the remaining 20% interest in Toepfer during the second quarter of 2014, thus no longer requiring the elimination of income attributable to the minority shareholder as of June 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Gross revenues
Oilseeds Processing	$34,196	$38,490	$19,465	$18,073	$36,990
Corn Processing	11,814	13,299	6,223	6,564	12,287
Agricultural Services	41,150	46,950	25,487	24,115	47,691
Other	885	515	151	136	288
Intersegment elimination	(6,844)	(9,450)	(4,597)	(3,680)	(8,218)
Total	$81,201	$89,804	$46,729	$45,208	$89,038

Intersegment revenues
Oilseeds Processing	$2,650	$3,607	$1,413	$736	$2,275
Corn Processing	128	160	56	113	173
Agricultural Services	3,823	5,470	3,046	2,751	5,609
Other	243	213	82	80	161
Total	$6,844	$9,450	$4,597	$3,680	$8,218

Revenues from external customers
Oilseeds Processing
Crushing and Origination	$18,542	$20,522	$10,784	$8,927	$18,794
Refining, Packaging, Biodiesel, and Other	9,111	10,375	5,256	6,218	11,628
Cocoa and Other	3,439	3,281	1,746	1,952	3,715
Asia	454	705	266	240	578
Total Oilseeds Processing	31,546	34,883	18,052	17,337	34,715
Corn Processing
Sweeteners and Starches	3,749	4,717	2,405	2,316	4,793
Bioproducts	7,937	8,422	3,762	4,135	7,321
Total Corn Processing	11,686	13,139	6,167	6,451	12,114
Agricultural Services
Merchandising and Handling	33,061	36,968	20,159	19,061	37,631
Transportation	265	228	128	149	269
Milling and Other	4,001	4,284	2,154	2,154	4,182
Total Agricultural Services	37,327	41,480	22,441	21,364	42,082
Other
Processing	312	—	—	—	—
Financial	330	302	69	56	127
Total Other	642	302	69	56	127
Total	$81,201	$89,804	$46,729	$45,208	$89,038

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Depreciation
Oilseeds Processing	$244	$237	$113	$108	$228
Corn Processing	323	325	165	178	345
Agricultural Services	214	220	99	90	188
Other	15	5	2	2	4
Corporate	54	40	17	13	28
Total	$850	$827	$396	$391	$793

Long-lived asset abandonments and write-downs(1)
Oilseeds Processing	$3	$4	$—	$—	$1
Corn Processing	15	62	—	337	360
Agricultural Services	17	3	—	—	2
Corporate	—	15	—	—	4
Total	$35	$84	$—	$337	$367

Interest income
Oilseeds Processing	$30	$36	$18	$16	$35
Corn Processing	10	3	1	—	1
Agricultural Services	31	47	18	10	22
Other	14	12	11	14	21
Corporate	7	4	11	22	33
Total	$92	$102	$59	$62	$112

Equity in earnings of affiliates
Oilseeds Processing	$236	$261	$96	$129	$226
Corn Processing	113	98	49	53	107
Agricultural Services	41	64	49	55	110
Other	10	1	—	—	—
Corporate	(28)	(13)	61	14	29
Total	$372	$411	$255	$251	$472

Operating Profit
Oilseeds Processing	$1,605	$1,473	$747	$429	$1,302
Corn Processing	1,188	814	71	54	261
Agricultural Services	1,089	380	395	563	947
Other	33	41	93	17	15
Total operating profit	3,915	2,708	1,306	1,063	2,525
Corporate	(785)	(684)	(309)	(282)	(760)
Earnings before income taxes	$3,130	$2,024	$997	$781	$1,765

(1) See Note 19 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	December 31
	2014	2013
	(In millions)
Investments in and advances to affiliates
Oilseeds Processing	$2,596	$2,304
Corn Processing	426	438
Agricultural Services	460	309
Other	33	24
Corporate	377	463
Total	$3,892	$3,538

Identifiable assets
Oilseeds Processing	$12,979	$15,408
Corn Processing	6,196	6,558
Agricultural Services	10,716	12,358
Other	10,833	6,408
Corporate	3,303	3,020
Total	$44,027	$43,752

	Year Ended
	December 31
	2014	2013
	(In millions)
Gross additions to property, plant, and equipment
Oilseeds Processing	$335	$302
Corn Processing	334	317
Agricultural Services	186	239
Other	434	1
Corporate	68	88
Total	$1,357	$947

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Geographic information:  The following geographic data include revenues attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location.  Long-lived assets represent the net book value of property, plant, and equipment.

	Year Ended		Six Months Ended		Year Ended
(In millions)	December 31		December 31		June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Revenues
United States	$39,609	$41,427	$25,033	$24,490	$46,593
Switzerland	10,118	10,467	4,991	5,237	9,698
Germany	7,174	10,029	4,450	4,521	9,656
Other Foreign	24,300	27,881	12,255	10,960	23,091
	$81,201	$89,804	$46,729	$45,208	$89,038

(In millions)	December 31
	2014	2013
Long-lived assets
United States	$6,693	$7,192
Foreign	3,267	2,945
	$9,960	$10,137

Note 18.     Assets and Liabilities Held for Sale

On September 2, 2014, the Company announced the sale of its global chocolate business to Cargill, Inc. for $440 million, subject to regulatory approval and customary conditions. On December 15, 2014, the Company also announced that it has reached an agreement to sell its global cocoa business to Olam International Limited for $1.3 billion, subject to customary conditions. Both transactions are expected to close in 2015. Assets and liabilities subject to the purchase and sale agreements have been classified as held for sale in the Company's consolidated balance sheet at December 31, 2014. The global chocolate and cocoa businesses do not meet the criteria to be classified as discontinued operations at December 31, 2014 under the amended guidance of ASC Topics 205 and 360 which the Company early adopted on October 1, 2014 because these businesses do not comprise a major component of the Company's operations. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. As of December 31, 2014. the carrying value of the cocoa and chocolate assets were less than fair value less costs to sell, and accordingly, no adjustment to the asset value was necessary. The gain or loss on disposal, along with the continuing operations of the disposal group, will be reported in the Oilseeds Processing segment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Assets and Liabilities Held for Sale (Continued)

The major classes of assets and liabilities held for sale were as follows:

December 31, 2014
(In millions)
Trade receivables	$94
Inventories	742
Other current assets	83
Goodwill	63
Other intangible assets	28
Net property, plant, and equipment	374
Other assets	19
Current assets held for sale	$1,403
Trade payables	$114
Accrued expenses and other payables	110
Other liabilities	6
Current liabilities held for sale	$230

Note 19.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31		Six Months Ended December 31		Year Ended June 30
	2014	2013	2012	2011	2012
				(Unaudited)
Relocation and restructuring costs (1)	$64	$—	$—	$—	$71
Asset impairment charge - equity method investment (2)	—	—	146	—	—
Asset impairment charge - equity securities(3)	6	166	—	13	25
Asset impairment charge - goodwill (4)	—	9	—	—	—
Asset impairments (5)	35	84	—	339	353
Total asset impairment, exit, and restructuring costs	$105	$259	$146	$352	$449

(1)
Relocation and restructuring costs recognized in the year ended December 31, 2014 consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, of $16 million and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges of $48 million. In the year ended June 30, 2012, these costs primarily consisted of $37 million of one-time termination benefits provided to employees who have been involuntarily terminated and $34 million for pension and postretirement remeasurement charges triggered by an amendment of the Company's U.S. plans due to the voluntary early retirement program.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Asset Impairment, Exit, and Restructuring Costs (Continued)

(3)
Asset impairment charge - equity securities for the fiscal year ended December 31, 2014, the six months ended December 31, 2011 and the year ended June 30, 2012 consisted of other-than-temporary investment writedowns of available for sale securities in Corporate. Asset impairment charge - equity securities for the fiscal year ended December 31, 2013 consisted of other-than-temporary impairment charges of $155 million on the Company's GrainCorp investment in the Agricultural Services segment and $11 million on one other available for sale security in Corporate.

(4)	The Company recognized a goodwill impairment charge related to its Brazilian sugar milling business in the Corn Processing segment for the fiscal year ended December 31, 2013.

(5)
Asset impairments for the fiscal year ended December 31, 2014 consisted of property, plant, and equipment asset impairments of $3 million in the Oilseeds Processing segment, $15 million in the Corn Processing segment, and $17 million in the Agricultural Services segment. Asset impairments for the fiscal year ended December 31, 2013 consisted of property, plant, and equipment asset impairments of $4 million in the Oilseeds Processing segment, $62 million in the Corn Processing segment, $3 million in the Agricultural Services segment, and $15 million in Corporate. Asset impairments for the six months ended December 31, 2011 consisted of asset impairment charges and other costs related to the exit of the Clinton, IA, bioplastics facility in the Corn Processing segment. Asset impairment charges for the fiscal year ended June 30, 2012 consisted of asset impairment charges and other costs of $349 million related to the exit of the Clinton, IA, bioplastics and Walhalla, ND, ethanol facilities in the Corn Processing segment and other facility exit-related costs of $4 million in Corporate.

Note 20.     Sale of Accounts Receivable

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2014 and 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Sale of Accounts Receivable (Continued)

As of December 31, 2014 and 2013, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.1 billion and $1.9 billion, respectively.  In exchange for the transfer as of December 31, 2014 and 2013, the Company received cash of $1.6 billion and $1.1 billion and recorded a receivable for deferred consideration included in other current assets $0.5 billion and $0.8 billion, respectively.  Cash collections from customers on receivables sold were $36.4 billion, $39.8 billion, $21.9 billion, and $8.9 billion for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively.  Of this amount, $35.1 billion, $39.8 billion, $21.9 billion, and $8.9 billion pertain to cash collections on the deferred consideration for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012 resulted in an expense for the loss on sale of $5 million, $4 million, $4 million, and $4 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 21.     Legal Proceedings, Guarantees, and Commitments

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 for information on tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, including with respect to our compliance with laws and regulations relating to the environment and, at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. The defendants have filed counterclaims against the plaintiffs. The parties are currently engaged in pretrial proceedings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Legal Proceedings, Guarantees, and Commitments (Continued)

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $27 million at December 31, 2014.

Note 22.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2014
Revenues	$20,696	$21,494	$18,117	$20,894	$81,201
Gross Profit	675	1,172	1,470	1,451	4,768
Net Earnings Attributable to Controlling Interests	267	533	747	701	2,248
Basic Earnings Per Common Share	0.40	0.81	1.15	1.09	3.44
Diluted Earnings Per Common Share	0.40	0.81	1.14	1.08	3.43

	Quarter
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2013
Revenues	$21,727	$22,541	$21,393	$24,143	$89,804
Gross Profit	756	807	1,156	1,170	3,889
Net Earnings Attributable to Controlling Interests	269	223	476	374	1,342
Basic Earnings Per Common Share	0.41	0.34	0.72	0.57	2.03
Diluted Earnings Per Common Share	0.41	0.34	0.72	0.56	2.02

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2014 include relocation and restructuring costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, costs related to integration of Toepfer following the acquisition of the noncontrolling interest, and other restructuring charges totaling $20 million after-tax (equal to $0.03 per share) as discussed in Note 19. Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2014 include an after-tax gain on sale of $97 million (equal to $0.15 per share) upon the Company's effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units as discussed in Note 12 and an after-tax loss on Euro foreign exchange hedges of $63 million (equal to $0.10 per share) as discussed in Note 12. Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2014 include restructuring costs related to the Wild Flavors acquisition of $21 million after-tax (equal to $0.03 per share) as discussed in Note 19, an after-tax gain on sale of assets related to the sale of the fertilizer business and other asset of $89 million (equal to $0.14 per share) as discussed in Note 12, after-tax asset impairment charges related to certain fixed assets of $26 million (equal to $0.04 per share) as discussed in Note 19, an after-tax charge of $61 million (equal to $0.09 per share) related to pension settlements, and after-tax biodiesel blending credits of $61 million (equal to $0.09 per share), recognized upon the approval of the relevant legislation in the fourth quarter, that related to prior quarters in 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interests for the first quarter of the fiscal year ended December 31, 2013 include an after-tax FCPA charge of $17 million (equal to $0.03 per share). Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2013 include an after-tax FCPA charge of $20 million (equal to $0.03 per share) and an after-tax loss on Australian dollar foreign exchange hedges of $32 million (equal to $0.05 per share) as discussed in Note 12. Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2013 include an after-tax gain on Australian dollar foreign exchange hedges of $16 million (equal to $0.02 per share) as discussed in Note 12, after-tax asset impairment charges related to certain fixed assets of $8 million (equal to $0.01 per share) as discussed in Note 19, and an after-tax other-than-temporary writedown of an investment of $7 million (equal to $0.01 per share) as discussed in Note 19. Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2013 include an after-tax loss on Australian dollar foreign exchange hedges of $9 million (equal to $0.01 per share) as discussed in Note 12, after-tax asset impairment charges related to certain fixed assets of $61 million (equal to $0.09 per share), as discussed in Note 19, an after-tax goodwill impairment charge of $9 million (equal to $0.02 per share) as discussed in Note 19, an after-tax other-than-temporary writedown of GrainCorp of $155 million (equal to $0.23 per share) as discussed in Note 19, other after-tax GrainCorp-related charges of $3 million (equal to $0.01 per share), valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share), income tax benefit recognized in the current period of $84 million (equal to $0.13 per share) related to biodiesel blending credits in prior periods, effective tax rate adjustment due to the change in annual effective tax rate on prior year-to-date earnings of $21 million (equal to $0.03 per share),and other after-tax charges of $3 million (equal to $0.01 per share).

Note 23.     Subsequent Event

On February 3, 2015, the Company announced that it had reached an agreement to sell a 50 percent stake in its export terminal in Barcarena, in the northern Brazilian state of Pará, to Glencore plc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2014 and 2013, the six-month period ended December 31, 2012, and the year ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Decatur, Illinois

We have audited Archer-Daniels-Midland Company’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WILD Flavors Gmbh and Specialty Commodities Inc., which are included in the 2014 consolidated financial statements of Archer-Daniels-Midland Company and constituted 6.4% and 9.1% of total and net assets, respectively, as of December 31, 2014 and 0.4% and 2.8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Archer-Daniels-Midland Company also did not include an evaluation of the internal control over financial reporting of WILD Flavors Gmbh and Specialty Commodities Inc.

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2014 and 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, of Archer-Daniels-Midland Company, and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 20, 2015

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

On October 1, 2014 and November 18, 2014, the Company completed the acquisitions of WILD Flavors Gmbh (Wild Flavors)and Specialty Commodities, Inc. (SCI), respectively. As a result of the acquisitions, the Company is in the process of reviewing the internal control structures of Wild Flavors and SCI and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses. Except for these acquisitions, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of December 31, 2014.

Management's assessment of the effectiveness of ADM's internal control over financial reporting did not include the internal controls of Wild Flavors and SCI. In accordance with the SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management's assessment of the effectiveness of ADM's internal control over financial reporting as of September 30, 2015 will include the internal controls of Wild Flavors and SCI. Wild Flavors and SCI are included in ADM's consolidated financial statements and constituted 6.4% and 9.1% of total and net assets, respectively, as of December 31, 2014, and 0.4% and 2.8% of revenues and net earnings, respectively, for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chief Executive Officer and President	/s/ Ray G. Young Ray G. Young Senior Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2015 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	54

Ben I. Bard	Global Chief Compliance officer since January 2014. Ethics and Compliance Counsel at the Coca-Cola Company from 2006 to January 2014.	41

Mark A. Bemis	Senior Vice President and President, Corn Processing business unit since December 2010. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling, and Other business unit from September 2009 to December 2010. President of ADM Cocoa from September 2001 to September 2009.	54

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006.	57

D. Cameron Findlay	Senior Vice President, General Counsel & Secretary since July 2013. Senior Vice President, General Counsel and Secretary of Medtronic, Inc. from 2009 to June 2013. Executive Vice President and General Counsel at Aon Corporation from 2003 to 2009.	55

Stuart E. Funderburg	Chief Corporate and Securities Counsel & Assistant Secretary since August 2014. Assistant Secretary and Associate General Counsel from November 2012 to August 2014. Assistant Secretary and Assistant General Counsel from November 2008 to November 2012.	51

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	62

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations.	54

Matthew J. Jansen	Senior Vice President of the Company, President, Oilseeds Processing business unit, and Chief Risk Officer. Senior Vice President of the Company since December 2010. President, Oilseeds Processing business unit since February 2010. Chief Risk Officer since November 2013. Vice President of the Company from January 2003 to December 2010. President, Grain Operations from August 2006 to February 2010.	48

Randall Kampfe	Vice President of the Company since November 2008, with responsibility for the Company’s Corn Processing production operations.	67

Mark L. Kolkhorst	Vice President of the Company since December 2010. President of ADM Milling since August 2013. President, Milling and Alliance Nutrition from March 2012 to August 2013. President, Milling and Cocoa from December 2010 to March 2012. President of ADM Milling from September 2007 to November 2010.	50

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Domingo A. Lastra	Vice President of the Company since September 2009. Managing Director, Agricultural Services International since June 2014. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from December 2012 to June 2014. Vice President, Business Growth from August 2011 to December 2012. President, South American Operations from August 2006 to August 2011.	46

Juan R. Luciano	Chief Executive Officer and President since January 2015. President and Chief Operating Officer from February 2014 to December 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010.	53

Vikram Luthar	CFO, Corn Processing business unit since March 2014. Group Vice President, Finance since January 2012. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012. Vice President and Treasurer of the Company from November 2004 to August 2010.	48

Gregory A. Morris	Senior Vice President since November 2014. Announced in October 2014 as President of the new WILD Flavors and Specialty Ingredients business unit. President, North American Oilseeds Processing from 2008 to December 2014.	43

Douglas R. Ostermann	Vice President and Treasurer of the Company since January 2012. Assistant Treasurer of the Company from November 2009 to December 2011.	47

Victoria Podesta	Vice President of the Company since May 2007. Chief Communications Officer since December 2010.	58

Ismael Roig	Vice President of the Company since December 2004. President, Asia Pacific since August 2011. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	47

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014. Vice President and Controller of the Company from December 2006 to August 2014.	47

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services business unit since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010. Managing Director, European Oilseeds from September 2007 to September 2009.	49

Gary L. Towne	Vice President of the Company since September 2009. President, Ethanol and Risk Management since February 2013. Vice President, Corn Processing from October 2012 to February 2013. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from September 2009 to October 2012. Manager, Global Risk from August 2007 to September 2009.	59

Patricia A. Woertz	Chairman of the Board since January 2015. Chairman of the Board & Chief Executive Officer from February 2014 to December 2014. Chairman of the Board, Chief Executive Officer & President from February 2007 to February 2014.	61

Ray G. Young	Senior Vice President of the Company since November 2010. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010.	53

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2014,” “Outstanding Equity Awards at Fiscal 2014 Year-End,” “Option Exercises and Stock Vested During Fiscal 2014,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2014” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2015, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2015, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2015, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2015, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
June 30, 2012	$100	13	(13)	(8)	$92
December 31, 2012	$92	8	(8)	(5)	$87
December 31, 2013	$87	35	(39)	(2)	$81
December 31, 2014	$81	37	(32)	(5)	$81

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(2)
Sale and Purchase agreement dated July 5, 2014, by and among Archer-Daniels-Midland Europe B.V., Archer Daniels Midland Europoort B.V., ADM Worldwide Holdings L.P., Dr. Hans-Peter Wild and KKR Columba Four S.a.r.l., filed on July 8, 2014 as Exhibit 2.1 to Form 8-K (File No. 1-44), is incorporated herein by reference.

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

(ii)
The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended and restated (incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-44)).

(iii)
The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(iv)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2015

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 5, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. A. Woertz	/s/ T. K. Crews	/s/ K. R. Westbrook
P. A. Woertz*,	T. K. Crews*,	K. R. Westbrook*,
Chairman of the Board and Director	Director	Director

/s/ J.R. Luciano	/s/ P. Dufour	/s/ D. C. Findlay
J.R. Luciano*,	P. Dufour*,	D. C. Findlay
Chief Executive Officer, President, and	Director	Attorney-in-Fact
Director
(Principal Executive Officer)	/s/ D. E. Felsinger
D. E. Felsinger*,
/s/ R. G. Young	Director
R. G. Young
Senior Vice President and	/s/ A. Maciel
Chief Financial Officer	A. Maciel*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ P. J. Moore
J. P. Stott	P. J. Moore*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ T. F. O’Neill
T. F. O’Neill*,
/s/ A. L. Boeckmann	Director
A. L. Boeckmann*,
Director	/s/ F. Sanchez
F. Sanchez*
/s/ M. H. Carter	Director
M. H. Carter*,
Director	/s/ Daniel Shih
D. Shih*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.