Form 10-Q
period 2015-03-31
ARCHER DANIELS MIDLAND CO
filed 2015-05-06
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common Stock, no par value – 620,373,436 shares
(April 30, 2015)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)

Revenues	$17,506	$20,696
Cost of products sold	16,404	20,021
Gross Profit	1,102	675

Selling, general, and administrative expenses	498	393
Interest expense	81	93
Equity in earnings of unconsolidated affiliates	(139)	(132)
Interest income	(18)	(22)
Other (income) expense – net	(10)	(23)
Earnings Before Income Taxes	690	366

Income taxes	197	98
Net Earnings Including Noncontrolling Interests	493	268

Less: Net earnings (losses) attributable to noncontrolling interests	—	1

Net Earnings Attributable to Controlling Interests	$493	$267

Average number of shares outstanding – basic	636	660

Average number of shares outstanding – diluted	639	663

Basic earnings per common share	$0.78	$0.40

Diluted earnings per common share	$0.77	$0.40

Dividends per common share	$0.28	$0.24

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)

Net earnings including noncontrolling interests	$493	$268
Other comprehensive income (loss):
Foreign currency translation adjustment	(702)	(35)
Tax effect	32	1
Net of tax amount	(670)	(34)

Pension and other postretirement benefit liabilities adjustment	42	6
Tax effect	(19)	(2)
Net of tax amount	23	4

Deferred gain (loss) on hedging activities	(56)	(97)
Tax effect	21	33
Net of tax amount	(35)	(64)

Unrealized gain (loss) on investments	43	(10)
Tax effect	—	3
Net of tax amount	43	(7)
Other comprehensive income (loss)	(639)	(101)
Comprehensive income (loss) including noncontrolling interests	(146)	167

Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	1

Comprehensive income (loss) attributable to controlling interests	$(145)	$166

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$890	$1,099
Short-term marketable securities	406	515
Segregated cash and investments	4,725	4,877
Trade receivables	2,036	2,704
Inventories	8,372	9,374
Current assets held for sale	1,318	1,403
Other current assets	6,149	6,056
Total Current Assets	23,896	26,028

Investments and Other Assets
Investments in and advances to affiliates	3,959	3,892
Long-term marketable securities	507	485
Goodwill and other intangible assets	3,124	3,283
Other assets	396	379
Total Investments and Other Assets	7,986	8,039

Property, Plant, and Equipment
Land	434	441
Buildings	4,637	4,668
Machinery and equipment	16,833	17,044
Construction in progress	886	819
	22,790	22,972
Accumulated depreciation	(12,957)	(13,012)
Net Property, Plant, and Equipment	9,833	9,960

Total Assets	$41,715	$44,027

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$848	$108
Trade payables	3,142	4,326
Payables to brokerage customers	5,848	5,874
Accrued expenses and other payables	4,145	5,040
Current maturities of long-term debt	18	24
Current liabilities held for sale	234	230
Total Current Liabilities	14,235	15,602

Long-Term Liabilities
Long-term debt	5,575	5,558
Deferred income taxes	1,614	1,662
Other	1,534	1,575
Total Long-Term Liabilities	8,723	8,795

Shareholders’ Equity
Common stock	4,584	5,115
Reinvested earnings	16,019	15,701
Accumulated other comprehensive income (loss)	(1,879)	(1,241)
Noncontrolling interests	33	55
Total Shareholders’ Equity	18,757	19,630
Total Liabilities and Shareholders’ Equity	$41,715	$44,027

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$493	$268
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	216	219
Deferred income taxes	4	(66)
Equity in earnings of affiliates, net of dividends	(67)	(100)
Stock compensation expense	26	20
Pension and postretirement accruals (contributions), net	(4)	2
Deferred cash flow hedges	(56)	(97)
Other – net	(35)	(18)
Changes in operating assets and liabilities
Segregated cash and investments	131	(247)
Trade receivables	550	433
Inventories	739	28
Other current assets	(184)	189
Trade payables	(1,071)	(851)
Payables to brokerage customers	73	237
Accrued expenses and other payables	(770)	(375)
Total Operating Activities	45	(358)

Investing Activities
Purchases of property, plant, and equipment	(244)	(188)
Proceeds from sales of property, plant, and equipment	6	6
Purchases of marketable securities	(246)	(362)
Proceeds from sales of marketable securities	346	321
Distributions from affiliates	1	78
Other – net	(124)	—
Total Investing Activities	(261)	(145)

Financing Activities
Long-term debt borrowings	8	1
Long-term debt payments	(7)	(1,154)
Net borrowings (payments) under lines of credit agreements	742	(63)
Purchases of treasury stock	(566)	(175)
Cash dividends	(177)	(158)
Other – net	7	14
Total Financing Activities	7	(1,535)

Increase (decrease) in cash and cash equivalents	(209)	(2,038)
Cash and cash equivalents beginning of period	1,099	3,121

Cash and cash equivalents end of period	$890	$1,083

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			493		—
Other comprehensive income (loss)				(638)	(1)
Total comprehensive income						(146)
Cash dividends paid- $0.28 per share			(177)			(177)
Treasury stock purchases	(12)	(566)				(566)
Stock compensation expense		26				26
Other	—	9	2	—	(21)	(10)
Balance March 31, 2015	625	$4,584	$16,019	$(1,879)	$33	$18,757

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Effective January 1, 2015, the Company formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors Gmbh (Wild Flavors) and Specialty Commodities, Inc. (SCI), which were acquired during the fourth quarter of fiscal 2014, are reported in this segment in addition to results of certain product lines previously reported in the Oilseeds Processing, Corn Processing, and Agricultural Services business segments. Throughout this quarterly report on Form 10-Q, prior period results of the product lines previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

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

Effective January 1, 2016, the Company will be required to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation , which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	Pending Accounting Standards (Continued)

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 810, Consolidation (Topic 810), which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The Company will be required to adopt Topic 810 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact of the amended guidance on its consolidated financial statements but does not expect the adoption of this amended guidance to have a significant impact on financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from Generally Accepted Accounting Principles in the U.S. The amended guidance aligns more closely with International Accounting Standards 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The Company does not expect the adoption of this amended guidance to impact financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance aligns more closely with International Financial Reporting Standards which require that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. The Company does not expect the adoption of this amended guidance to a have a significant impact on financial results.

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements. On April 29, 2015, the Financial Accounting Standards Board issued a proposed Accounting Standards Update (FASB) to defer the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. If the FASB proceeds with the deferral of the effective date as proposed, this will mean the Company will be required to adopt the new guidance of ASC 606 effective January 1, 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,146	$1,039	$4,185
Unrealized derivative gains:
Commodity contracts	—	427	178	605
Foreign exchange contracts	—	211	—	211
Interest rate contracts	—	33	—	33
Cash equivalents	178	—	—	178
Marketable securities	779	84	—	863
Segregated investments	2,385	—	—	2,385
Deferred receivables consideration	—	614	—	614
Total Assets	$3,342	$4,515	$1,217	$9,074

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$411	$218	$629
Foreign exchange contracts	—	288	—	288
Inventory-related payables	—	456	20	476
Total Liabilities	$—	$1,155	$238	$1,393

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,208	$1,491	$4,699
Unrealized derivative gains:
Commodity contracts	—	487	203	690
Foreign exchange contracts	—	186	—	186
Interest rate contracts	—	21	—	21
Cash equivalents	491	—	—	491
Marketable securities	860	80	—	940
Segregated investments	2,158	—	—	2,158
Deferred receivables consideration	—	511	—	511
Total Assets	$3,509	$4,493	$1,694	$9,696

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$564	$212	$776
Foreign exchange contracts	—	150	—	150
Inventory-related payables	—	612	40	652
Total Liabilities	$—	$1,326	$252	$1,578

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

The Company’s marketable securities are comprised of equity investments, U.S. Treasury securities, corporate debt securities, and other debt securities.  Publicly traded equity investments, U.S. Treasury securities, and certain other debt securities are valued using quoted market prices and are classified in Level 1.  Corporate debt and certain other debt securities are valued using third-party pricing services and substantially all are classified in Level 2. Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.

	Level 3 Fair Value Asset Measurements at
	March 31, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in unrealized gains included in cost of products sold*	(331)	69	(262)
Purchases	2,817	—	2,817
Sales	(2,803)	—	(2,803)
Settlements	—	(144)	(144)
Transfers into Level 3	103	55	158
Transfers out of Level 3	(238)	(5)	(243)
Ending balance, March 31, 2015	$1,039	$178	$1,217

* Includes increase in unrealized gains of $25 million relating to Level 3 assets still held at March 31, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.

	Level 3 Fair Value Liability Measurements at
	March 31, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in unrealized losses included in cost of products sold*	(5)	64	59
Purchases	6	—	6
Sales	(22)	—	(22)
Settlements	—	(135)	(135)
Transfers into Level 3	1	82	83
Transfers out of Level 3	—	(5)	(5)
Ending balance, March 31, 2015	$20	$218	$238

* Includes increase in unrealized losses of $55 million relating to Level 3 liabilities still held at March 31, 2015.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2015 and December 31, 2014. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of March 31, 2015 is a weighted average 18.1% of the total price for assets and 40.1% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2015		December 31, 2014
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	18.1%	40.1%	23.4%	43.4%
Transportation cost	3.0%	2.2%	4.9%	15.2%

Commodity Derivative Contracts
Basis	22.4%	20.8%	13.5%	13.6%
Transportation cost	3.8%	16.4%	10.2%	19.5%

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

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and physical purchase or sale contracts, are stated at market value and inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$211	$288	$186	$150
Commodity Contracts	605	629	690	776
Total	$816	$917	$876	$926

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
	(In millions)

FX Contracts
Revenues	$20	$(6)
Cost of products sold	(69)	44
Other income (expense) – net	(23)	(9)

Commodity Contracts
Cost of products sold	$238	$(912)
Total gain (loss) recognized in earnings	$166	$(883)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2015 and December 31, 2014, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At March 31, 2015, the Company has $33 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of March 31, 2015, the Company has $6 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize all of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 17% and 71% of its monthly anticipated grind.  At March 31, 2015, the Company has designated hedges representing between 1% and 38% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 24 million and 121 million gallons of ethanol sales per month under these programs.  For the next 12 months, the Company has designated hedges representing between 0 million and 31 million gallons of ethanol sales per month.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	$33	$—	$21	$—
Total	$33	$—	$21	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2015 and 2014.

		Three months ended
	Consolidated Statement of Earnings Locations	March 31,
		2015	2014
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$17	$—
Commodity Contracts	Cost of products sold	—	(4)
	Revenues	47	(27)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	7	(23)
	Cost of products sold	(13)	20
Total amount recognized in earnings		$58	$(34)

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

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
	2015	2014
	(In millions)
Balance at December 31, 2014 and 2013	$47	$5
Unrealized gains (losses)	8	(128)
Losses (gains) reclassified to earnings	(64)	31
Tax effect	21	33
Balance at March 31, 2015 and 2014	$12	$(59)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

March 31, 2015
United States government obligations
Maturity less than 1 year	$311	$—	$—	$311
Maturity 1 to 5 years	95	—	—	95
Corporate debt securities
Maturity 1 to 5 years	73	1	—	74
Other debt securities
Maturity less than 1 year	95	—	—	95
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	307	32	(4)	335
	$884	$33	$(4)	$913

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2014
United States government obligations
Maturity less than 1 year	$385	$—	$—	$385
Maturity 1 to 5 years	93	—	—	93
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	130	—	—	130
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	328	1	(12)	317
	$1,011	$1	$(12)	$1,000

Of the $4 million in unrealized losses at March 31, 2015, $1 million arose within the last 12 months and is related to the Company’s investment in one available-for-sale equity security with a fair value of $4 million.  The market value of the Company’s investment that has been in an unrealized loss position for 12 months or longer is $3 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2015	2014
	(In millions)

Unrealized gains on derivative contracts	$849	$897
Deferred receivables consideration	614	511
Customer omnibus receivable	1,630	1,532
Financing receivables - net (1)	457	402
Other current assets	2,599	2,714
	$6,149	$6,056

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $11 million at March 31, 2015 and December 31, 2014. Interest earned on financing receivables of $7 million for the three months ended March 31, 2015, and $8 million for the three months ended March 31, 2014, is included in interest income in the consolidated statements of earnings.

Note 7.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2015	2014
	(In millions)

Unrealized losses on derivative contracts	$917	$926
Accrued expenses and other payables	3,228	4,114
	$4,145	$5,040

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.	Debt and Financing Arrangements

At March 31, 2015, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2015, the Company had lines of credit totaling $6.3 billion, of which $5.5 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at March 31, 2015.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of March 31, 2015, the Company utilized $1.3 billion of its facility under the Programs (see Note 14 for more information on the Programs).

Note 9.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 was 28.6% compared to 26.8% for the three months ended March 31, 2014 due primarily to changes in the forecast of the geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of March 31, 2015, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $415 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received. The statutes of limitation for 2005 and 2008 have expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional tax assessments of approximately $48 million (based on currency exchange rates as of March 31, 2015).

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

ADM do Brasil filed an administrative appeal for each of the assessments. The appeal panel found in favor of the BFRS on these assessments and ADM do Brasil filed a second level administrative appeal. The second administrative appeal panel continues to conduct customary procedural activities, including ongoing dialogue with the BFRS auditor. The Company is anticipating that this process could take up to six months to complete. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, the Company intends to file appeals in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $93 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2007. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2007, and estimates that these potential assessments would be approximately $329 million (as of March 31, 2015 and subject to variation in currency exchange rates).  The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments.

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

Note 10.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2015 and the reclassifications out of AOCI for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)
Other comprehensive income (loss) before reclassifications	(701)	8	17	43	(633)
Amounts reclassified from AOCI	—	(64)	25	—	(39)
Tax effect	32	21	(19)	—	34
Net current period other comprehensive income	(669)	(35)	23	43	(638)
Balance at March 31, 2015	$(1,323)	$12	$(607)	$39	$(1,879)

The current period change in foreign currency translation adjustment is primarily due to U.S. dollar appreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended
Details about AOCI components	March 31, 2015	March 31, 2014	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$4	Cost of products sold
	(17)	—	Other income/expense
	(47)	27	Revenues
	(64)	31	Total before tax
	24	(11)	Tax
	$(40)	$20	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(2)	$(4)
Actuarial losses	27	9
	25	5	Total before tax
	(17)	(2)	Tax
	$8	$3	Net of tax

Note 11.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)

Gains on sales of assets	$(3)	$(23)
Other – net	(7)	—
Other (Income) Expense - Net	$(10)	$(23)

Gains on sales of assets for the quarter ended March 31, 2015 and 2014 include gains on disposals of individually insignificant assets. Other - net for the quarter ended March 31, 2015 includes foreign exchange gains partially offset by amortization of other intangibles.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products. The Company’s operations are organized, managed and classified into four reportable business segments: Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Effective January 1, 2015, the Company formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014, are reported in this segment in addition to results of certain product lines previously reported in the Agricultural Services, Corn Processing, and Oilseeds Processing business segments. Prior period results of the product lines previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

The Agricultural Services segment utilizes its extensive global grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour. The Agricultural Services segment includes international merchandising and handling activities managed by the Company’s global trade desk in Switzerland. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric and lactic acids, lactates, and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. In March 2015, the Company acquired additional shares in Wilmar increasing its ownership interest from 17.3% to 18.1%. Prior to December 2014, the Oilseeds Processing segment operated fertilizer blending facilities in South America. In December 2014, the Company completed the sale of its fertilizer blending business.

The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI which were acquired during the fourth quarter of fiscal 2014. The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, sorbitol, xanthan gum, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Gross revenues
Agricultural Services	$9,078	$10,815
Corn Processing	2,488	2,996
Oilseeds Processing	6,896	8,252
Wild Flavors and Specialty Ingredients	607	259
Other	159	146
Intersegment elimination	(1,722)	(1,772)
Total gross revenues	$17,506	$20,696

Intersegment sales
Agricultural Services	$1,033	$1,104
Corn Processing	22	12
Oilseeds Processing	603	597
Wild Flavors and Specialty Ingredients	1	2
Other	63	57
Total intersegment sales	$1,722	$1,772

Revenues from external customers
Agricultural Services
Merchandising and Handling	$7,027	$8,752
Milling and Other	964	914
Transportation	54	45
Total Agricultural Services	8,045	9,711
Corn Processing
Sweeteners and Starches	875	938
Bioproducts	1,591	2,046
Total Corn Processing	2,466	2,984
Oilseeds Processing
Crushing and Origination	3,775	4,546
Refining, Packaging, Biodiesel, and Other	1,684	2,116
Cocoa and Other	757	827
Asia	77	166
Total Oilseeds Processing	6,293	7,655

Wild Flavors and Specialty Ingredients	606	257
Total Wild Flavors and Specialty Ingredients	606	257

Other - Financial	96	89
Total Other	96	89
Total revenues from external customers	$17,506	$20,696

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Segment operating profit
Agricultural Services	$194	$142
Corn Processing	113	186
Oilseeds Processing	469	297
Wild Flavors and Specialty Ingredients	68	58
Other	11	8
Total segment operating profit	855	691
Corporate	(165)	(325)
Earnings before income taxes	$690	$366

	March 31,	December 31,
(In millions)	2015	2014
Identifiable Assets
Agricultural Services	$8,279	$10,250
Corn Processing	6,188	6,384
Oilseeds Processing	13,033	12,712
Wild Flavors and Specialty Ingredients	3,137	3,468
Other	7,706	7,910
Corporate	3,372	3,303
Total identifiable assets	$41,715	$44,027

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Assets and Liabilities Held for Sale

On September 2, 2014, the Company announced the sale of its global chocolate business to Cargill, Inc. for $440 million, subject to regulatory approval and customary conditions. On December 15, 2014, the Company also announced that it has reached an agreement to sell its global cocoa business to Olam International Limited for $1.3 billion, subject to customary conditions. Both transactions are expected to close in 2015. Assets and liabilities subject to the purchase and sale agreements have been classified as held for sale in the Company's consolidated balance sheet at March 31, 2015 and December 31, 2014. The global chocolate and cocoa businesses do not comprise a major component of the Company's operations and therefore do not meet the criteria to be classified as discontinued operations at March 31, 2015 and December 31, 2014 under the amended guidance of ASC Topics 205 and 360 which the Company early adopted on October 1, 2014. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. As of March 31, 2015 and December 31, 2014. the carrying value of the cocoa and chocolate assets were less than fair value less costs to sell, and accordingly, no adjustment to the asset value was necessary. The continuing results of the global chocolate and cocoa businesses, any adjustment to the asset value, and the final gain or loss on disposal will be reported in the Oilseeds Processing segment.

The major classes of assets and liabilities held for sale were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Trade receivables	$85	$94
Inventories	713	742
Other current assets	62	83
Goodwill	58	63
Other intangible assets	25	28
Net property, plant, and equipment	360	374
Other assets	15	19
Current assets held for sale	$1,318	$1,403
Trade payables	$131	$114
Accrued expenses and other payables	96	110
Other liabilities	7	6
Current liabilities held for sale	$234	$230

Note 14.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 26, 2015, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.3 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 18, 2016, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2015 and December 31, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of March 31, 2015 and December 31, 2014, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.9 billion, and $2.1 billion, respectively. In exchange for the transfer as of March 31, 2015 and December 31, 2014, the Company received cash of $1.3 billion and $1.6 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.6 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $11.2 billion and $10.6 billion for the three months ended March 31, 2015 and 2014, respectively. Of this amount, $11.0 billion and $10.6 billion pertain to cash collections on the deferred consideration for the three months ended March 31, 2015 and 2014, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million during the three months ended March 31, 2015 and 2014 classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the three months ended March 31, 2015 and 2014 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 15.     Subsequent Events

On April 21, 2015, the Company signed an agreement with Tate and Lyle to purchase several assets of Eaststarch C.V. (Eaststarch), a joint venture in which the Company has a 50% interest. Under the terms of the agreement, the Company will take full ownership of corn wet mills in Bulgaria and Turkey, and will own a 50% stake in a wet mill in Hungary. Tate and Lyle will receive a cash consideration of €240 million, subject to customary closing adjustments, including for net cash and working capital, and take full ownership of the Eaststarch facility in Slovakia. The transaction is subject to regulatory approval in some jurisdictions and is expected to close within the year.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Subsequent Events (Continued)

On May 5, 2015, the Company announced further portfolio actions: the construction of a new feed-premix plant in the city of Zhangzhou, in southern China and a new feed plant in Glencoe, Minnesota; an agreement to purchase the remaining ownership interest in two joint ventures, North Star Shipping and Minmetal, which operate in the Romanian Port of Constanta on the Black Sea; and the sale of the Company's lactic acid business.

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

The Company’s operations are organized, managed and classified into four reportable business segments: Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Effective January 1, 2015, the Company formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014, are reported in this segment in addition to results of certain product lines previously reported in the Agricultural Services, Corn Processing, and Oilseeds Processing business segments. Prior period results of the product lines previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

The Agricultural Services segment utilizes its extensive global grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour. The Agricultural Services segment includes international merchandising and handling activities managed by the Company’s global trade desk in Switzerland. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric and lactic acids, lactates, and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, chocolate, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. In March 2015, the Company acquired additional shares in Wilmar increasing its ownership interest from 17.3% to 18.1%. Prior to December 2014, the Oilseeds Processing segment operated fertilizer blending facilities in South America. In December 2014, the Company completed the sale of its fertilizer blending business.

The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors Gmbh (Wild Flavors) and Specialty Commodities, Inc. (SCI) which were acquired during the fourth quarter of fiscal 2014. The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, sorbitol, xanthan gum, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment.

Significant Ongoing Portfolio Management Actions

The Company’s recently announced additional significant actions in its portfolio management include:

•	announcing the sale of its global chocolate business to Cargill, Inc. for $440 million on September 2, 2014;

•	announcing the sale of its global cocoa business to Olam International Limited for $1.3 billion on December 15, 2014;

•	signing an agreement with Glencore plc to sell a 50 percent stake in its export terminal in Barcarena, in the northern Brazilian state of Pará on February 3, 2015;

•	announcing the acquisition of AOR N.V. on March 30, 2015;

•	signing an agreement with Tate and Lyle to purchase several assets of Eaststarch C.V. for €240 million on April 21, 2015;

•	announcing the construction of a new feed-premix plant in the city of Zhangzhou, in southern China and a new feed plant in Glencoe, Minnesota on May 5, 2015;

•	signing an agreement to purchase the remaining ownership interest in North Star Shipping and Minmetal on May 5, 2015; and

•	announcing the sale of the lactic acid business on May 5, 2015.

The construction of the new feed plant facilities is expected to be completed in 2016. The other transactions are expected to close in 2015, subject to completion of customary closing conditions, including regulatory approvals, which are in process. The chocolate and cocoa businesses have been classified as held for sale since December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s agricultural services and oilseeds processing operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Thus, changes in revenues of these businesses do not necessarily correspond to the changes in margins or gross profit.

The Company’s corn processing operations and Wild Flavors and Specialty Ingredients businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily equal changes in cost of products sold. Thus, changes in revenues of these businesses may correspond to changes in margins or gross profit.

The Company has consolidated subsidiaries in 79 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency. Changes in revenues and expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar are expected to be highly correlated.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net earnings attributable to controlling interests was $493 million in the first quarter of 2015 compared to $267 million in the first quarter of 2014. Segment operating profit increased $164 million to $855 million, primarily due to strong Oilseeds crushing results and continued improvement in international merchandising. Included in this quarter’s segment operating profit was approximately $30 million of mark-to-market losses related to hedge timing effects while segment operating profit in the prior year’s quarter included approximately $90 million of mark-to-market losses related to hedge timing effects. Corporate results were a charge of $165 million this quarter compared to $325 million in last year’s quarter. Corporate results this quarter include a credit of $2 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $159 million in the first quarter of 2014.

Income taxes increased $99 million due to higher earnings before income taxes and a higher effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2015 increased to 28.6% compared to 26.8% for the quarter ended March 31, 2014 due primarily to changes in the forecast of the geographic mix of pretax earnings.

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. The Company demonstrated its ability to leverage the strengths of its diversified business model.  The Oilseeds Processing segment capitalized on favorable market conditions and delivered outstanding results, with strong performances in each region.  The Agricultural Services segment’s recently created global trade desk platform drove higher merchandised volumes.  The new Wild Flavors and Specialty Ingredients segment got off to a great start towards achieving the cost and revenue synergies that were identified last year. Together, these performances helped deliver a good quarter overall, even as lower industry ethanol margins limited earnings in Corn, and the strong dollar limited U.S. grain exports.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2015	2014	Change
Oilseeds	8,849	8,689	160
Corn	5,302	5,749	(447)
Milling and cocoa	1,750	1,773	(23)
Total	15,901	16,211	(310)

The Company continued to operate its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$7,027	$8,752	$(1,725)
Milling and Other	964	914	50
Transportation	54	45	9
Total Agricultural Services	8,045	9,711	(1,666)

Corn Processing
Sweeteners and Starches	875	938	(63)
Bioproducts	1,591	2,046	(455)
Total Corn Processing	2,466	2,984	(518)

Oilseeds Processing
Crushing and Origination	3,775	4,546	(771)
Refining, Packaging, Biodiesel, and Other	1,684	2,116	(432)
Cocoa and Other	757	827	(70)
Asia	77	166	(89)
Total Oilseeds Processing	6,293	7,655	(1,362)

Wild Flavors and Specialty Ingredients	606	257	349
Total Wild Flavors and Specialty Ingredients	606	257	349

Other - Financial	96	89	7
Total Other	96	89	7
Total	$17,506	$20,696	$(3,190)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues and cost of products sold in a commodity merchandising and processing business are impacted by the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold could have a relatively equal impact which could result in an insignificant impact to gross profit.

Revenues decreased $3.2 billion, or 15%, to $17.5 billion due principally to lower sales prices ($3.0 billion) related to a decrease in underlying commodity prices, including $1.3 billion in foreign currency translation impacts, and lower average sales volumes ($0.2 billion). The decrease in sales prices was due principally to lower sales prices of unprocessed commodities. Agricultural Services revenues decreased 17% to $8.0 billion due principally to lower sales prices ($1.5 billion) partially offset by higher average sales volumes ($0.2 billion). Corn Processing revenues decreased 17% to $2.5 billion due principally to lower average selling prices ($0.5 billion). Oilseeds Processing revenues decreased 18% to $6.3 billion due principally to lower sales prices ($1.3 billion) and lower average sales volumes ($0.1 billion).  Wild Flavors and Specialty Ingredients revenues increased 136% to $0.6 billion due principally to the acquisition of Wild Flavors and Specialty Commodities, Inc. during the fourth quarter of fiscal 2014 ($0.4 billion).

Cost of products sold decreased $3.6 billion to $16.4 billion due principally to lower average commodity prices, including $1.2 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a credit of $2 million from the effect of decreasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a charge of $159 million in the prior year’s quarter. Manufacturing expenses decreased $88 million primarily due to lower fuel usage consumption and lower natural gas and gasoline prices.

Selling, general, and administrative expenses increased $105 million to $498 million due principally to increased expenses related to the acquisition of Wild Flavors and SCI and higher enterprise resource planning project, I.T., and other project-related expenses. Also contributing to the increase is a release in the quarter ended March 31, 2014 of an approximate $20 million reserve previously established in the second quarter of calendar year 2012.

Interest expense declined $12 million to $81 million primarily due to lower interest rates.

Equity in earnings of unconsolidated affiliates increased $7 million to $139 million primarily due to higher earnings from the Company’s investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) (CIP) and affiliates.

Other income decreased $13 million to $10 million primarily due to lower gains on asset disposals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$107	$69	$38
Milling and Other	55	40	15
Transportation	32	33	(1)
Total Agricultural Services	194	142	52

Corn Processing
Sweeteners and Starches	78	108	(30)
Bioproducts	35	78	(43)
Total Corn Processing	113	186	(73)

Oilseeds Processing
Crushing and Origination	$334	$161	$173
Refining, Packaging, Biodiesel, and Other	52	76	(24)
Cocoa and Other	15	6	9
Asia	68	54	14
Total Oilseeds Processing	469	297	172

Wild Flavors and Specialty Ingredients	68	58	10
Total Wild Flavors and Specialty Ingredients	68	58	10

Other - Financial	11	8	3
Total Other	11	8	3
Total Segment Operating Profit	855	691	164
Corporate	(165)	(325)	160
Earnings Before Income Taxes	$690	$366	$324

Agricultural Services operating profit increased $52 million to $194 million. Merchandising and Handling operating results improved $38 million to $107 million due to continued improvement in international merchandising results offsetting the impact of the strong U.S. dollar which limited U.S. export competitiveness. Milling and other improved $15 million due to strong flour, grain, and feed margins. Transportation results were essentially flat with increased demand for northbound U.S. barge freight mostly offsetting decreased southbound demand due to lower exports from the Gulf.

Corn Processing operating profit decreased $73 million to $113 million. Included in the current quarter operating profit is approximately $14 million of mark-to-market losses related to corn hedge timing effects compared to $65 million in the prior year quarter. Excluding corn hedge timing effects, Sweeteners and Starches operating profit decreased $10 million amid lower contributions from co-products, reduced earnings from joint-ventures, and startup costs related to the Tianjin sweetener facility partially offset by increased North American volumes. Excluding corn hedge timing effects, Bioproducts profit in the quarter declined by $114 million due to lower ethanol production volumes amid weaker industry margins. Supply and demand imbalances challenged industry ethanol margins most of the quarter, though conditions and margins have been improving towards the end of March 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $172 million to $469 million. Crushing and Origination operating profit increased $173 million to $334 million due primarily to strong soybean crushing results with record volumes in Europe and North America and strong margins globally, driven by strong U.S. and global meal demand. Improved farmer selling helped support a significant improvement in South American origination results. Refining, Packaging, Biodiesel, and Other operating profit declined $24 million to $52 million due to lower margins in North America and weaker demand in Europe, partially offset by improved biodiesel results in South America from the enactment of increased blending standards in Brazil. Cocoa and Other operating profit excluding the $24 million loss in the prior year and $14 million loss in the current year for mark-to-market hedge timing effects, was essentially flat. Asia results improved $14 million to $68 million, principally reflecting an increase from the Company’s share of the results from its equity investee, Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased $10 million to $68 million due primarily to the acquisition of Wild Flavors and SCI during the fourth quarter of fiscal 2014 partially offset by lower results in the other specialty ingredients businesses.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In millions)

LIFO credit (charge)	$2	$(159)	$161
Interest expense - net	(78)	(93)	15
Unallocated corporate costs	(103)	(80)	(23)
Minority interest and other	14	7	7
Total Corporate	$(165)	$(325)	$160

Corporate results were a net charge of $165 million this quarter compared to $325 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $2 million this quarter compared to a charge of $159 million in the prior year quarter. Interest expense - net declined $15 million due principally to lower interest rates on short-term borrowings. Unallocated corporate costs increased $23 million due primarily to increased pension expense resulting from the new mortality table and lower discount rates to calculate expense and increased spending on the Company’s ERP program, various strategic projects, and mergers, acquisition and divestment activities. Minority interest and other expense increased $7 million primarily due to higher earnings from the Company’s investment in CIP partially offset by the foreign currency impact of intercompany loans.

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

At March 31, 2015, the Company had $1.3 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1. Included in working capital is $5.1 billion of readily marketable commodity inventories. Cash provided by operating activities was $45 million for the quarter compared to cash used in operating activities of $0.4 billion the same period last year. Working capital changes decreased cash by $0.5 billion for the quarter compared to $0.6 billion the same period last year. Trade receivables decreased $0.6 billion due principally to lower revenues resulting from lower sales prices. Inventories declined approximately $1.0 billion at March 31, 2015 compared to December 31, 2014, as lower prices reduced inventories by $0.5 billion and lower quantities reduced inventories by $0.5 billion. Trade payables declined approximately $1.2 billion principally reflecting cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.3 billion for the quarter compared to $0.1 billion the same period last year. Marketable securities purchases were $0.2 billion for the quarter compared to $0.4 billion the same period last year. Capital expenditures of $0.2 billion for the quarter was comparable to the same period last year. Cash provided by financing activities was $7 million for the quarter compared to cash used in financial activities of $1.5 billion the same period last year. Long-term debt payments in the prior period include the $1.15 billion convertible debt settled with available cash in February 2014.

At March 31, 2015, the Company’s capital resources included net worth of $18.8 billion and lines of credit totaling $6.3 billion, of which $5.5 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 23% and 22% at March 31, 2015 and December 31, 2014, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at March 31, 2015.

As of March 31, 2015, the Company had cash of $0.9 billion, of which, $0.7 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $3.5 billion, and domestic cash and cash equivalents at March 31, 2015 of $0.2 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2015, the Company utilized $1.3 billion of its facility under the Programs.

For the quarter ended March 31, 2015, the Company spent $0.2 billion in capital expenditures, $0.2 billion in dividends, and $0.6 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 11.9 million shares for the quarter ended March 31, 2015. The Company has 88.1 million shares remaining that may be purchased under the program until December 31, 2019.

The Company’s capital expenditures estimate for 2015 is approximately $1.1 billion to $1.3 billion. In 2015, the Company expects an additional cash outlay of approximately $0.7 billion in dividends and $1.5 billion to $2.0 billion in share repurchases target, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2015 and December 31, 2014 were $11.7 billion and $14.1 billion, respectively.  The decrease is related to obligations to purchase lower quantities of agricultural commodity inventories and lower prices. As of March 31, 2015, the Company expects to make payments related to purchase obligations of $11.0 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2015.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2015.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2015 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three months ended		Year ended
	March 31, 2015		December 31, 2014
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(976)	$(98)	$(97)	$(10)
Lowest position	(1,851)	(185)	(1,672)	(167)
Average position	(1,513)	(151)	(837)	(84)

The increase in fair value of the average position was principally the result of increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 9 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. Plaintiffs have submitted an expert report alleging as much as $1.6 billion in damages against all the defendants in the case, including the Company. Defendants vigorously deny the plaintiffs’ allegations and have filed a counterclaim. The parties are currently engaged in pretrial proceedings.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2015. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2015 to
January 31, 2015	2,586,437	$49.667	2,586,437	97,413,563

February 1, 2015 to
February 28, 2015	3,171,082	47.678	3,171,082	94,242,481

March 1, 2015 to
March 31, 2015	6,138,310	46.713	6,138,310	88,104,171
Total	11,895,829	$47.613	11,895,829	88,104,171

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2015, there were no shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
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

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: May 5, 2015