Form 10-Q
period 2015-06-30
ARCHER DANIELS MIDLAND CO
filed 2015-08-04
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common Stock, no par value – 608,939,506 shares
(July 31, 2015)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)

Revenues	$17,186	$21,494	$34,692	$42,190
Cost of products sold	16,222	20,322	32,626	40,343
Gross Profit	964	1,172	2,066	1,847

Selling, general, and administrative expenses	519	426	1,017	819
Asset impairment, exit, and restructuring costs	31	31	31	31
Interest expense	85	79	166	172
Equity in earnings of unconsolidated affiliates	(87)	(78)	(226)	(210)
Interest income	(21)	(24)	(39)	(46)
Other (income) expense – net	(89)	3	(99)	(20)
Earnings Before Income Taxes	526	735	1,216	1,101

Income taxes	143	203	340	301
Net Earnings Including Noncontrolling Interests	383	532	876	800

Less: Net earnings (losses) attributable to noncontrolling interests	(3)	(1)	(3)	—

Net Earnings Attributable to Controlling Interests	$386	$533	$879	$800

Average number of shares outstanding – basic	624	656	630	658

Average number of shares outstanding – diluted	627	659	633	661

Basic earnings per common share	$0.62	$0.81	$1.40	$1.22

Diluted earnings per common share	$0.62	$0.81	$1.39	$1.21

Dividends per common share	$0.28	$0.24	$0.56	$0.48

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)

Net earnings including noncontrolling interests	$383	$532	$876	$800
Other comprehensive income (loss):
Foreign currency translation adjustment	177	35	(525)	—
Tax effect	(6)	—	26	1
Net of tax amount	171	35	(499)	1

Pension and other postretirement benefit liabilities adjustment	(4)	4	38	10
Tax effect	—	(1)	(19)	(3)
Net of tax amount	(4)	3	19	7

Deferred gain (loss) on hedging activities	38	70	(18)	(27)
Tax effect	(9)	(23)	12	10
Net of tax amount	29	47	(6)	(17)

Unrealized gain (loss) on investments	(20)	3	23	(7)
Tax effect	(2)	—	(2)	3
Net of tax amount	(22)	3	21	(4)
Other comprehensive income (loss)	174	88	(465)	(13)
Comprehensive income (loss) including noncontrolling interests	557	620	411	787

Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	(1)	(4)	—

Comprehensive income (loss) attributable to controlling interests	$560	$621	$415	$787

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$867	$1,099
Short-term marketable securities	309	515
Segregated cash and investments	4,732	4,877
Trade receivables	2,224	2,704
Inventories	7,845	9,374
Current assets held for sale	1,444	1,403
Other current assets	5,167	6,056
Total Current Assets	22,588	26,028

Investments and Other Assets
Investments in and advances to affiliates	3,930	3,892
Long-term marketable securities	492	485
Goodwill and other intangible assets	3,256	3,283
Other assets	405	349
Total Investments and Other Assets	8,083	8,009

Property, Plant, and Equipment
Land	437	441
Buildings	4,664	4,668
Machinery and equipment	17,035	17,044
Construction in progress	908	819
	23,044	22,972
Accumulated depreciation	(13,147)	(13,012)
Net Property, Plant, and Equipment	9,897	9,960

Total Assets	$40,568	$43,997

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$157	$108
Trade payables	3,017	4,326
Payables to brokerage customers	5,363	5,874
Accrued expenses and other payables	3,306	5,040
Current maturities of long-term debt	801	24
Current liabilities held for sale	215	230
Total Current Liabilities	12,859	15,602

Long-Term Liabilities
Long-term debt	5,965	5,528
Deferred income taxes	1,618	1,662
Other	1,568	1,575
Total Long-Term Liabilities	9,151	8,765

Shareholders’ Equity
Common stock	4,017	5,115
Reinvested earnings	16,232	15,701
Accumulated other comprehensive income (loss)	(1,705)	(1,241)
Noncontrolling interests	14	55
Total Shareholders’ Equity	18,558	19,630
Total Liabilities and Shareholders’ Equity	$40,568	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$876	$800
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	441	432
Asset impairment charges	31	—
Deferred income taxes	29	(32)
Equity in earnings of affiliates, net of dividends	(69)	(127)
Stock compensation expense	42	33
Pension and postretirement accruals (contributions), net	16	3
Deferred cash flow hedges	(18)	(27)
Gains on sales of assets and revaluation	(104)	(34)
Other – net	(50)	4
Changes in operating assets and liabilities
Segregated cash and investments	146	(389)
Trade receivables	423	(896)
Inventories	1,334	2,401
Other current assets	735	1,356
Trade payables	(1,226)	(1,602)
Payables to brokerage customers	(534)	476
Accrued expenses and other payables	(1,665)	(1,415)
Total Operating Activities	407	983

Investing Activities
Purchases of property, plant, and equipment	(540)	(398)
Proceeds from sales of assets and business	135	19
Net assets of businesses acquired	(69)	—
Purchases of marketable securities	(545)	(641)
Proceeds from sales of marketable securities	735	691
Investments in and advances to affiliates	(125)	(31)
Distributions from affiliates	1	81
Other – net	1	22
Total Investing Activities	(407)	(257)

Financing Activities
Long-term debt borrowings	1,244	1
Long-term debt payments	(28)	(1,162)
Net borrowings (payments) under lines of credit agreements	50	(129)
Purchases of treasury stock	(1,164)	(493)
Cash dividends	(350)	(315)
Acquisition of noncontrolling interest	—	(157)
Other – net	16	38
Total Financing Activities	(232)	(2,217)

Increase (decrease) in cash and cash equivalents	(232)	(1,491)
Cash and cash equivalents beginning of period	1,099	3,121

Cash and cash equivalents end of period	$867	$1,630

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			879		(3)
Other comprehensive income (loss)				(464)	(1)
Total comprehensive income						411
Cash dividends paid- $0.56 per share			(350)			(350)
Treasury stock purchases	(24)	(1,164)				(1,164)
Stock compensation expense		42				42
Other	1	24	2	—	(37)	(11)
Balance June 30, 2015	614	$4,017	$16,232	$(1,705)	$14	$18,558

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s reporting date and are consistent from period to period.

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

Effective April 1, 2015, the Company early adopted the amended guidance of ASC Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums (see Note 2 for more information).

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

Effective April 1, 2015, the Company early adopted the amended guidance of ASC Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance aligns more closely with International Financial Reporting Standards which require that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. The Company reclassified $30 million of debt issuance costs from other assets to long-term debt in its December 31, 2014 consolidated balance sheet to conform to the current presentation. At June 30, 2015, the long-term debt balance is net of $32 million of debt issuance costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Pending Accounting Standards

Effective January 1, 2016, the Company will be required to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Acquisitions

During the quarter and six months ended June 30, 2015, the Company acquired the remaining interest in North Star Shipping and Minmetal for a total cost of $76 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions. The net cash purchase price for these acquisitions of $69 million plus the acquisition-date fair value of the equity interest the Company previously held in North Star Shipping and Minmetal of $63 million were preliminarily allocated to property, plant, and equipment, other intangible assets, other long-term assets, and other long-term liabilities for $43 million, $122 million, $1 million, and $34 million, respectively. This acquisition of port facilities in Romania enhances the Company’s European origination and transportation network allowing the Company to reach more customers around the globe. A pre-tax gain of $27 million was recognized in the quarter ended June 30, 2015 representing the difference between carrying value and the acquisition-date fair value of the equity interest previously held in North Star Shipping and Minmetal.

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,028	$1,026	$4,054
Unrealized derivative gains:
Commodity contracts	—	713	154	867
Foreign exchange contracts	—	108	—	108
Interest rate contracts	—	20	—	20
Cash equivalents	177	—	—	177
Marketable securities	715	80	—	795
Segregated investments	2,087	—	—	2,087
Deferred receivables consideration	—	703	—	703
Total Assets	$2,979	$4,652	$1,180	$8,811

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$571	$363	$934
Foreign exchange contracts	7	143	—	150
Inventory-related payables	—	345	13	358
Total Liabilities	$7	$1,059	$376	$1,442

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,208	$1,491	$4,699
Unrealized derivative gains:
Commodity contracts	—	487	203	690
Foreign exchange contracts	—	186	—	186
Interest rate contracts	—	21	—	21
Cash equivalents	491	—	—	491
Marketable securities	860	80	—	940
Segregated investments	2,158	—	—	2,158
Deferred receivables consideration	—	511	—	511
Total Assets	$3,509	$4,493	$1,694	$9,696

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$564	$212	$776
Foreign exchange contracts	—	150	—	150
Inventory-related payables	—	612	40	652
Total Liabilities	$—	$1,326	$252	$1,578

Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company’s inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified as Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold. If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially. Additionally, as market conditions change subsequent to the reporting period, amounts reported in future periods as inventories and cost of products sold are expected to change.

In evaluating the significance of fair value inputs, the Company generally classifies assets or liabilities as Level 3 when their fair value is determined using unobservable inputs that individually or when aggregated with other unobservable inputs, represent more than 10% of the fair value of the assets or liabilities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the fair value tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. The Company generally assesses the reasonableness of unobservable inputs through the best information available including comparable internal purchase and sale contracts entered into near the period end. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense – net. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 17). This amount is reflected in other current assets on the consolidated balance sheet (see Note 8). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015.

	Level 3 Fair Value Asset Measurements at
	June 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2015	$1,039	$178	$1,217
Total increase (decrease) in realized/unrealized gains included in cost of products sold*	17	40	57
Purchases	2,851	—	2,851
Sales	(2,890)	—	(2,890)
Settlements	—	(117)	(117)
Transfers into Level 3	74	58	132
Transfers out of Level 3	(65)	(5)	(70)
Ending balance, June 30, 2015	$1,026	$154	$1,180

* Includes increase in unrealized gains of $180 million relating to Level 3 assets still held at June 30, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015.

	Level 3 Fair Value Liability Measurements at
	June 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2015	$20	$218	$238
Total increase (decrease) in realized/unrealized losses included in cost of products sold*	(6)	215	209
Purchases	6	—	6
Sales	(6)	—	(6)
Settlements	—	(114)	(114)
Transfers into Level 3	—	54	54
Transfers out of Level 3	(1)	(10)	(11)
Ending balance, June 30, 2015	$13	$363	$376

* Includes increase in unrealized losses of $215 million relating to Level 3 liabilities still held at June 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2014.

	Level 3 Fair Value Asset Measurements at
	June 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2014	$1,871	$252	$2,123
Total increase (decrease) in realized/unrealized gains included in cost of products sold*	(32)	124	92
Purchases	3,845	—	3,845
Sales	(4,465)	—	(4,465)
Settlements	—	(183)	(183)
Transfers into Level 3	56	59	115
Transfers out of Level 3	(136)	(13)	(149)
Ending balance, June 30, 2014	$1,139	$239	$1,378

* Includes increase in unrealized gains of $149 million relating to Level 3 assets still held at June 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2014.

	Level 3 Fair Value Liability Measurements at
	June 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2014	$27	$320	$347
Total increase (decrease) in realized/unrealized losses included in cost of products sold*	3	49	52
Purchases	2	—	2
Sales	(13)	—	(13)
Settlements	—	(238)	(238)
Transfers into Level 3	—	41	41
Transfers out of Level 3	—	(10)	(10)
Ending balance, June 30, 2014	$19	$162	$181

* Includes increase in unrealized losses of $58 million relating to Level 3 liabilities still held at June 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015.

	Level 3 Fair Value Asset Measurements at
	June 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in realized/unrealized gains included in cost of products sold*	(275)	109	(166)
Purchases	5,668	—	5,668
Sales	(5,693)	—	(5,693)
Settlements	—	(261)	(261)
Transfers into Level 3	73	113	186
Transfers out of Level 3	(238)	(10)	(248)
Ending balance, June 30, 2015	$1,026	$154	$1,180

* Includes increase in unrealized gains of $205 million relating to Level 3 assets still held at June 30, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015.

	Level 3 Fair Value Liability Measurements at
	June 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in realized/unrealized losses included in cost of products sold*	(11)	279	268
Purchases	12	—	12
Sales	(28)	—	(28)
Settlements	—	(249)	(249)
Transfers into Level 3	—	136	136
Transfers out of Level 3	—	(15)	(15)
Ending balance, June 30, 2015	$13	$363	$376

* Includes increase in unrealized losses of $270 million relating to Level 3 liabilities still held at June 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.

	Level 3 Fair Value Asset Measurements at
	June 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in realized/unrealized gains included in cost of products sold*	(207)	222	15
Purchases	7,948	—	7,948
Sales	(8,359)	—	(8,359)
Settlements	—	(363)	(363)
Transfers into Level 3	56	121	177
Transfers out of Level 3	(111)	(20)	(131)
Ending balance, June 30, 2014	$1,139	$239	$1,378

* Includes increase in unrealized gains of $371 million relating to Level 3 assets still held at June 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.

	Level 3 Fair Value Liability Measurements at
	June 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in realized/unrealized losses included in cost of products sold*	10	274	284
Purchases	6	—	6
Sales	(31)	—	(31)
Settlements	—	(450)	(450)
Transfers into Level 3	—	107	107
Transfers out of Level 3	—	(30)	(30)
Ending balance, June 30, 2014	$19	$162	$181

* Includes increase in unrealized losses of $286 million relating to Level 3 liabilities still held at June 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

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

In some cases, the price components that result in differences between the exchange-traded prices and the local prices are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms. In the table below, these other adjustments are referred to as Basis. The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components, and are used by the Company to determine daily commodity pricing.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2015 and December 31, 2014. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2015 is a weighted average 14.6% of the total price for assets and 33.4% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2015		December 31, 2014
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	14.6%	33.4%	23.4%	43.4%
Transportation cost	4.0%	0.0%	4.9%	15.2%

Commodity Derivative Contracts
Basis	22.1%	14.4%	13.5%	13.6%
Transportation cost	8.8%	31.3%	10.2%	19.5%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$108	$150	$186	$150
Commodity Contracts	867	934	690	776
Total	$975	$1,084	$876	$926

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,
	2015	2014
	(In millions)

FX Contracts
Revenues	$(12)	$(2)
Cost of products sold	6	44
Other income (expense) – net	31	(15)

Commodity Contracts
Cost of products sold	$(251)	$405
Total gain (loss) recognized in earnings	$(226)	$432

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Six months ended June 30,
	2015	2014
	(In millions)
FX Contracts
Revenues	$8	$(8)
Cost of products sold	(63)	88
Other income (expense) – net	8	(24)

Commodity Contracts
Cost of products sold	$(13)	$(507)
Total gain (loss) recognized in earnings	$(60)	$(451)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2015 and December 31, 2014, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At June 30, 2015, the Company has $20 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of June 30, 2015, the Company has $22 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $21 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 17% and 60% of its monthly anticipated grind.  At June 30, 2015, the Company has designated hedges representing between 1% and 69% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 6 million and 95 million gallons of ethanol sales per month under these programs.  For the next 12 months, the Company has designated hedges representing between 0 and 78 million gallons of ethanol sales per month.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	$20	$—	$21	$—
Total	$20	$—	$21	$—

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2015 and 2014.

		Three months ended
	Consolidated Statement of Earnings Locations	June 30,
		2015	2014
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$5	$—
Commodity Contracts	Cost of products sold	(18)	11
	Revenues	(2)	(58)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	—	(1)
	Cost of products sold	9	(27)
Interest Contracts	Other income/expense - net	1	—
Total amount recognized in earnings		$(5)	$(75)

		Six months ended
	Consolidated Statement of Earnings Locations	June 30,
		2015	2014
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$22	$—
Commodity Contracts	Cost of products sold	(18)	7
	Revenues	45	(85)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	7	(24)
	Cost of products sold	(4)	(7)
Interest Contracts	Other income/expense - net	1	—
Total amount recognized in earnings		$53	$(109)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

Hedge ineffectiveness for commodity contracts results when the change in the price of the underlying commodity in a specific cash market differs from the change in the price of the derivative financial instrument used to establish the hedging relationship.  As an example, if the change in the price of a corn futures contract is strongly correlated to the change in cash price paid for corn, the gain or loss on the derivative instrument is deferred and recognized at the time the corn purchase affects earnings.  If the change in price of the derivative does not strongly correlate to the change in the cash price of corn, in the same example, some portion or all of the derivative gains or losses may be required to be recognized in earnings prior to the corn purchase.

Net Investment Hedging Strategies

In May 2015, the Company designated €1 billion of forward foreign exchange contracts as a hedge of its net investment in a foreign subsidiary. The forward foreign exchange contracts matured when the Euro-denominated Floating Rate Notes and 1.75% Notes (collectively, the “Notes”) was issued on June 24, 2015 (see Note 10 for more information about the Notes). Concurrent with the issuance of the Notes, the Company designated €981 million of the Notes as a hedge of its net investment in a foreign subsidiary. As of June 30, 2015, the Company has $1 million of gains in AOCI related to gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and six months ended June 30, 2015 and 2014.

	Three months ended
	June 30,
	2015	2014
	(In millions)
Balance at March 31, 2015 and 2014	$12	$(59)
Unrealized gains (losses)	23	23
Losses (gains) reclassified to earnings	15	47
Tax effect	(9)	(23)
Balance at June 30, 2015 and 2014	$41	$(12)

	Six months ended
	June 30,
	2015	2014
	(In millions)

Balance at December 31, 2014 and 2013	$47	$5
Unrealized gains (losses)	31	(105)
Losses (gains) reclassified to earnings	(49)	78
Tax effect	12	10
Balance at June 30, 2015 and 2014	$41	$(12)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

June 30, 2015
United States government obligations
Maturity less than 1 year	$262	$—	$—	$262
Maturity 1 to 5 years	107	—	—	107
Corporate debt securities
Maturity 1 to 5 years	70	—	—	70
Other debt securities
Maturity less than 1 year	47	—	—	47
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	309	4	(1)	312
	$798	$4	$(1)	$801

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2014
United States government obligations
Maturity less than 1 year	$385	$—	$—	$385
Maturity 1 to 5 years	93	—	—	93
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	130	—	—	130
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	328	1	(12)	317
	$1,011	$1	$(12)	$1,000

The $1 million in unrealized losses at June 30, 2015 is related to the Company’s investment in one available-for-sale equity security that has been in an unrealized loss position for 12 months or longer with a fair value of $5 million. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2015	2014
	(In millions)

Unrealized gains on derivative contracts	$995	$897
Deferred receivables consideration	703	511
Customer omnibus receivable	1,106	1,532
Financing receivables - net (1)	630	402
Other current assets	1,733	2,714
	$5,167	$6,056

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million and $11 million at June 30, 2015 and December 31, 2014, respectively. Interest earned on financing receivables of $5 million and $12 million for the quarter and six months ended June 30, 2015, respectively, and $4 million and $12 million for the quarter and six months ended June 30, 2014, respectively, is included in interest income in the consolidated statements of earnings.

Note 9.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2015	2014
	(In millions)

Unrealized losses on derivative contracts	$1,084	$926
Accrued expenses and other payables	2,222	4,114
	$3,306	$5,040

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes due in 2019 and €600 million aggregate principal amount of 1.75% Notes due in 2023. Proceeds before expenses were €499 million and €594 million from the Floating Rate Notes and the 1.75% Notes, respectively. Concurrent with the issuance of the Notes, the Company designated €981 million of the Notes as a hedge of its net investment in a foreign subsidiary.

At June 30, 2015, the fair value of the Company’s long-term debt exceeded the carrying value by $1.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2015, the Company had lines of credit totaling $5.8 billion, of which $5.6 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at June 30, 2015.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable. As of June 30, 2015, the Company utilized $1.3 billion of its facility under the Programs (see Note 17 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the quarter and six months ended June 30, 2015 was 27.2% and 28.0%, respectively, compared to 27.6% and 27.3% for the quarter and six months ended June 30, 2014, respectively, due primarily to changes in the forecast of the geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of June 30, 2015, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $436 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received. The statutes of limitation for 2005 and 2008 have expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional tax assessments of approximately $50 million (based on currency exchange rates as of June 30, 2015).

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $92 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2007. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2007, and estimates that these potential assessments would be approximately $284 million for the remaining open years (as of June 30, 2015 and subject to variation in currency exchange rates). The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for these assessments because it has concluded that it is more likely than not to prevail on the Brazil and Argentina matters based upon their technical merits and because the taxing jurisdictions’ processes do not provide a mechanism for settling at less than the full amount of the assessment. The Company’s consideration of these tax assessments requires judgments about the application of income tax regulations to specific facts and circumstances. The final outcome of these matters cannot reliably be predicted, may take many years to resolve, and could result in financial impacts of up to the entire amount of these assessments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the quarter and six months ended June 30, 2015 and the reclassifications out of AOCI for the quarter and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at March 31, 2015	$(1,323)	$12	$(607)	$39	$(1,879)
Other comprehensive income (loss) before reclassifications	177	23	(8)	(20)	172
Amounts reclassified from AOCI	—	15	4	—	19
Tax effect	(6)	(9)	—	(2)	(17)
Net current period other comprehensive income	171	29	(4)	(22)	174
Balance at June 30, 2015	$(1,152)	$41	$(611)	$17	$(1,705)

	Six months ended June 30, 2015
(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)
Other comprehensive income before reclassifications	(524)	31	9	23	(461)
Amounts reclassified from AOCI	—	(49)	29	—	(20)
Tax effect	26	12	(19)	(2)	17
Net current period other comprehensive income	(498)	(6)	19	21	(464)
Balance at June 30, 2015	$(1,152)	$41	$(611)	$17	$(1,705)

The six-month period change in foreign currency translation adjustment is primarily due to U.S. dollar appreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Six months ended
Details about AOCI components	June 30, 2015	June 30, 2014	Jun 30 2015	Jun 30 2014	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$2	$58	$(45)	$85	Revenues
	17	(11)	17	(7)	Cost of products sold
	(4)	—	(21)	—	Other income/expense
	15	47	(49)	78	Total before tax
	(6)	(18)	18	(29)	Tax
	$9	$29	$(31)	$49	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(11)	$(4)	$(13)	$(8)
Actuarial losses	15	9	42	18
	4	5	29	10	Total before tax
	—	(1)	(17)	(3)	Tax
	$4	$4	$12	$7	Net of tax

Note 13.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)

Gains on sale/revaluation of assets	$(101)	$(13)	$(104)	$(34)
Other – net	12	16	5	14
Other (Income) Expense - Net	$(89)	$3	$(99)	$(20)

Gains on sale/revaluation of assets for the quarter and six months ended June 30, 2015 include gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, gain on sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and gain on the sale of the lactic business of $6 million. Gains on sales of assets for the quarter and six months ended 2014 include gains on disposals of individually insignificant assets.

Other - net for the quarter and six months ended June 30, 2015 and 2014 includes losses from foreign exchange derivative contracts partially offset by foreign exchange gains.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC. In May 2015, the Company sold its lactic acid business.

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

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, sorbitol, xanthan gum, natural health and nutrition products, and other specialty food and feed ingredients. The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Gross revenues
Agricultural Services	$7,833	$10,022	$16,911	$20,837
Corn Processing	2,592	3,243	5,080	6,239
Oilseeds Processing	8,239	9,662	15,135	17,914
Wild Flavors and Specialty Ingredients	687	298	1,294	557
Other	158	129	317	275
Intersegment elimination	(2,323)	(1,860)	(4,045)	(3,632)
Total gross revenues	$17,186	$21,494	$34,692	$42,190

Intersegment sales
Agricultural Services	$828	$792	$1,861	$1,896
Corn Processing	13	24	35	36
Oilseeds Processing	1,417	982	2,020	1,579
Wild Flavors and Specialty Ingredients	5	2	6	4
Other	60	60	123	117
Total intersegment sales	$2,323	$1,860	$4,045	$3,632

Revenues from external customers
Agricultural Services
Merchandising and Handling	$6,074	$8,241	$13,101	$16,993
Milling and Other	874	931	1,838	1,845
Transportation	57	58	111	103
Total Agricultural Services	7,005	9,230	15,050	18,941
Corn Processing
Sweeteners and Starches	956	954	1,831	1,892
Bioproducts	1,623	2,265	3,214	4,311
Total Corn Processing	2,579	3,219	5,045	6,203
Oilseeds Processing
Crushing and Origination	4,217	5,437	7,992	9,983
Refining, Packaging, Biodiesel, and Other	1,782	2,276	3,466	4,392
Cocoa and Other	751	837	1,508	1,664
Asia	72	130	149	296
Total Oilseeds Processing	6,822	8,680	13,115	16,335
Wild Flavors and Specialty Ingredients	682	296	1,288	553
Total Wild Flavors and Specialty Ingredients	682	296	1,288	553
Other - Financial	98	69	194	158
Total Other	98	69	194	158
Total revenues from external customers	$17,186	$21,494	$34,692	$42,190

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Segment operating profit
Agricultural Services	$152	$184	$346	$326
Corn Processing	204	338	317	524
Oilseeds Processing	344	280	813	577
Wild Flavors and Specialty Ingredients	104	75	172	133
Other	4	11	15	19
Total segment operating profit	808	888	1,663	1,579
Corporate	(282)	(153)	(447)	(478)
Earnings before income taxes	$526	$735	$1,216	$1,101

	June 30,	December 31,
(In millions)	2015	2014
Identifiable Assets
Agricultural Services	$9,362	$10,250
Corn Processing	6,188	6,384
Oilseeds Processing	13,017	12,712
Wild Flavors and Specialty Ingredients	3,213	3,468
Other	6,729	7,910
Corporate	2,059	3,273
Total identifiable assets	$40,568	$43,997

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Assets and Liabilities Held for Sale

On September 2, 2014, the Company announced the sale of its global chocolate business to Cargill, Inc. for $440 million, subject to customary conditions. The transaction closed on July 31, 2015. On December 15, 2014, the Company also announced that it has reached an agreement to sell its global cocoa business to Olam International Limited for $1.3 billion, subject to customary conditions. The transaction is expected to close in the fourth quarter of 2015. Assets and liabilities subject to the purchase and sale agreements have been classified as held for sale in the Company's consolidated balance sheet at June 30, 2015 and December 31, 2014. The global chocolate and cocoa businesses do not comprise a major component of the Company's operations and therefore do not meet the criteria to be classified as discontinued operations at June 30, 2015 and December 31, 2014 under the amended guidance of ASC Topics 205 and 360 which the Company early adopted on October 1, 2014. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. As of June 30, 2015 and December 31, 2014, the carrying value of the cocoa and chocolate assets were less than fair value less costs to sell, and accordingly, no adjustment to the asset value was necessary. The continuing results of the global chocolate and cocoa businesses, any adjustment to the asset value, and the final gain or loss on disposal will be reported in the Oilseeds Processing segment.

The major classes of assets and liabilities held for sale were as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Trade receivables	$80	$94
Inventories	724	742
Other current assets	175	83
Goodwill	59	63
Other intangible assets	26	28
Net property, plant, and equipment	370	374
Other assets	10	19
Current assets held for sale	$1,444	$1,403
Trade payables	$127	$114
Accrued expenses and other payables	81	110
Other liabilities	7	6
Current liabilities held for sale	$215	$230

Note 16.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs recognized in the quarter and six months ended June 30, 2015 of $31 million consisted primarily of long-lived asset and goodwill impairments related to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments of $3 million.

Asset impairment, exit, and restructuring costs recognized in the quarter and six months ended June 30, 2014 of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.3 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 24, 2016, unless extended.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2015 and December 31, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of June 30, 2015 and December 31, 2014, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.0 billion, and $2.1 billion, respectively. In exchange for the transfer as of June 30, 2015 and December 31, 2014, the Company received cash of $1.3 billion and $1.6 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.7 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $20.8 billion and $14.7 billion for the six months ended June 30, 2015 and 2014, respectively. Of this amount, $20.6 billion and $13.6 billion pertain to cash collections on the deferred consideration for the six months ended June 30, 2015 and 2014, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million for the three months ended June 30, 2015 and 2014 and $2 million for the six months ended June 30, 2015 and 2014, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the six months ended June 30, 2015 and 2014 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 18.     Subsequent Events

On July 1, 2015, the Company accepted for purchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for purchase. To finance the tender, the Company issued Euro-denominated debt on June 24, 2015 (see Note 10 for more information). The Company expects to recognize a debt extinguishment charge of approximately $172 million in the third quarter of 2015 pertaining to these cash tender offers.

On July 31, 2015, the Company closed on the sale of its global chocolate business to Cargill, Inc. The sale is valued at about $440 million, subject to post-closing adjustments.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC. In May 2015, the Company sold its lactic acid business.

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

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, sorbitol, xanthan gum, natural health and nutrition products, and other specialty food and feed ingredients. The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment.

The Company’s recent significant portfolio management actions include:

•	the pending sale of its global cocoa business to Olam International Limited for $1.3 billion;

•	the pending acquisition of AOR N.V.;

•	the pending purchase of the remaining interest in several assets of Eaststarch C.V. for €240 million;

•	the construction of a new feed-premix plant in the city of Zhangzhou, in southern China and a new feed plant in Glencoe, Minnesota;

•	the expansion of export facilities in Puerto San Martin, in the Argentine State of Sante Fe;

•	the purchase in May 2015 of the remaining ownership interest in North Star Shipping and Minmetal which operate export facilities at the Romanian Port of Constanta on the Black Sea;

•	the sale of a 50 percent stake in its export terminal in Barcarena, in the northern Brazilian state of Pará in June 2015; and

•	the sale of its global chocolate business to Cargill, Inc. for $440 million on July 31, 2015.

The construction of the new feed plant facilities in China and the expansion of the export facilities in Argentina are expected to be completed in 2016. The pending transactions are expected to close in 2015, subject to completion of customary closing conditions, including regulatory approvals, which are in process. The chocolate and cocoa businesses have been classified as held for sale since December 31, 2014.

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

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, and controllable cost per metric ton. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net earnings attributable to controlling interests was $386 million in the second quarter of 2015 compared to $533 million in the second quarter of 2014. Segment operating profit decreased $80 million to $808 million, primarily due to lower ethanol margins and weaker Agricultural Services global trade and North American export margins and volumes, partially offset by strong global soybean crushing and South American origination results. Included in this quarter’s segment operating profit was approximately $14 million of mark-to-market gains related to hedge timing effects compared to approximately $70 million in last year’s quarter. Corporate results were a charge of $282 million this quarter compared to $153 million in last year’s quarter. Corporate results this quarter include a charge of $61 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $73 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves in last year’s quarter.

Income taxes decreased $60 million due to lower earnings before income taxes and a 0.4% decrease in effective tax rate. The Company’s effective tax rate for the quarter ended June 30, 2015 decreased to 27.2% compared to 27.6% for the quarter ended June 30, 2014 due primarily to changes in the forecast of the geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by the seasonal increase in marketed quantities and price-competitiveness of South American origin agricultural commodities in global markets. This resulted in margin pressure and decreased North American export volumes. The strong U.S. dollar also contributed to U.S. grain exports margin pressure. The increase in global crop supply due to several large harvests has built world grain stocks keeping prices pressured for most of the quarter. Demand for sweeteners and starches remained solid as small decreases in demand for liquid sweeteners has been offset by increased demand for other sweetener and starch products. Corn-based ethanol remains a very competitive transportation fuel. Ethanol demand continues to grow both in North America and export markets due to favorable gasoline blending economics and ethanol continuing to be a competitive octane enhancer. U.S. industry ethanol production also continued to increase, reaching record-high levels during the quarter, limiting margins. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although general demand for biodiesel has been softer due to weaker economic conditions in various countries. The Wild Flavors and Specialty Ingredients business continued to focus on revenue and cost synergy capture and is ahead of schedule so far. Demand from the Company’s customers to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographic remained strong and continued to grow.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2015	2014	Change
Oilseeds	8,438	7,785	653
Corn	5,709	6,336	(627)
Milling and cocoa	1,765	1,788	(23)
Total	15,912	15,909	3

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Processed volumes of soybeans were increased from the same period in the prior year as a result of the strong demand environment for soybean meal. Processed volumes of corn were decreased in response to the lower ethanol margin environment during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$6,074	$8,241	$(2,167)
Milling and Other	874	931	(57)
Transportation	57	58	(1)
Total Agricultural Services	7,005	9,230	(2,225)

Corn Processing
Sweeteners and Starches	956	954	2
Bioproducts	1,623	2,265	(642)
Total Corn Processing	2,579	3,219	(640)

Oilseeds Processing
Crushing and Origination	4,217	5,437	(1,220)
Refining, Packaging, Biodiesel, and Other	1,782	2,276	(494)
Cocoa and Other	751	837	(86)
Asia	72	130	(58)
Total Oilseeds Processing	6,822	8,680	(1,858)

Wild Flavors and Specialty Ingredients	682	296	386
Total Wild Flavors and Specialty Ingredients	682	296	386

Other - Financial	98	69	29
Total Other	98	69	29
Total	$17,186	$21,494	$(4,308)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds Processing and Agricultural Services, could have a relatively equal impact which could result in an insignificant impact to gross profit.

Revenues decreased $4.3 billion, or 20%, to $17.2 billion due principally to lower sales prices ($4.2 billion) and lower sales volumes ($0.1 billion). Sales prices decreased principally due to lower underlying agricultural commodity prices, in particular soybeans, corn, and wheat, and $1.3 billion in foreign currency translation impacts. Agricultural Services revenues decreased 24% to $7.0 billion due principally to lower sales prices ($1.4 billion) and lower sales volumes ($0.8 billion). Corn Processing revenues decreased 20% to $2.6 billion due principally to lower sales prices ($0.7 billion). Oilseeds Processing revenues decreased 21% to $6.8 billion due principally to lower sales prices ($2.1 billion) partially offset by higher sales volumes ($0.3 billion).  Wild Flavors and Specialty Ingredients revenues increased 130% to $0.7 billion due principally to the acquisition of Wild Flavors and Specialty Commodities, Inc. during the fourth quarter of fiscal 2014 ($0.4 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $4.1 billion to $16.2 billion due principally to lower average commodity prices, including $1.3 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $61 million from the effect of increasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a credit of $73 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves in the prior year’s quarter. Manufacturing expenses decreased $46 million primarily due to lower fuel usage consumption and lower natural gas and gasoline prices.

Gross profit decreased $0.2 billion, or 18%, to $1.0 billion due principally to lower ethanol margins. The effects of increasing commodity prices on LIFO inventory valuations of $134 million was materially offset by the inclusion of the results of Wild Flavors and SCI. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on cost of products sold.

Selling, general, and administrative expenses increased $93 million to $519 million due principally to increased expenses of $73 million related to the inclusion of the results of Wild Flavors and SCI, and higher enterprise resource planning project, I.T., and other project-related expenses.

Asset impairment, exit, and restructuring costs recognized in the current quarter of $31 million consisted primarily of long-lived asset and goodwill impairments related principally to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments totaling $3 million. Asset impairment, exit, and restructuring costs recognized in the prior quarter of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

Interest expense increased $6 million to $85 million primarily due to interest related to uncertain tax positions.

Equity in earnings of unconsolidated affiliates increased $9 million to $87 million primarily due to higher earnings from the Company’s investment in Wilmar.

Other income increased $92 million from an expense of $3 million to income of $89 million primarily due to a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest, a $68 million gain related to the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, and a $6 million gain from the sale of the lactic business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$65	$115	$(50)
Milling and Other	67	42	25
Transportation	20	27	(7)
Total Agricultural Services	152	184	(32)

Corn Processing
Sweeteners and Starches	158	111	47
Bioproducts	46	227	(181)
Total Corn Processing	204	338	(134)

Oilseeds Processing
Crushing and Origination	$262	$163	$99
Refining, Packaging, Biodiesel, and Other	61	72	(11)
Cocoa and Other	6	19	(13)
Asia	15	26	(11)
Total Oilseeds Processing	344	280	64

Wild Flavors and Specialty Ingredients	104	75	29
Total Wild Flavors and Specialty Ingredients	104	75	29

Other - Financial	4	11	(7)
Total Other	4	11	(7)
Total Segment Operating Profit	808	888	(80)
Corporate	(282)	(153)	(129)
Earnings Before Income Taxes	$526	$735	$(209)

Agricultural Services operating profit decreased $32 million to $152 million. Merchandising and Handling operating results declined $50 million to $65 million due to global trade desk profits being negatively impacted by a significant end-of-quarter increase in commodity prices and reduced volumes and margins, in addition to reduced margins and volumes of North American grain exports. Also included in the current year quarter is a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest. Milling and other improved $25 million to $67 million, due mainly to higher product margins, mix and strong merchandising results. Transportation results declined $7 million due to lower barge freight demand and increased costs related to high water conditions in the U.S. during the latter half of the quarter.

Corn Processing operating profit decreased $134 million to $204 million. Included in the current quarter operating profit is $11 million of mark-to-market gains related to hedge timing effects compared to $70 million in the prior year quarter. Excluding hedge timing effects, Sweeteners and Starches operating profit increased $27 million due to very good sweetener volumes and margins and good demand for coproducts, in addition to increased results from the Company’s sweetener joint ventures. Excluding hedge timing effects, Bioproducts profit in the quarter declined by $102 million due to lower industry ethanol margins resulting from strong industry production relative to demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $64 million to $344 million. Included in the current period operating profit is approximately $3 million of mark-to-market gains related to hedge timing effects compared to $1 million of losses in the prior period. Crushing and Origination operating profit increased $99 million to $262 million due primarily to increased global soybean crushing volumes and margins, driven by strong demand and an ample global bean supply. Large South American corn and soybean harvests also helped support a significant improvement in South American origination results. These results were offset by lower softseed margins and volumes driven by weaker oil demand and concerns about seed supply. The current year quarter also includes a gain of $68 million related to the sale of assets to the new Barcarena export terminal joint venture in Brazil. Refining, Packaging, Biodiesel, and Other operating profit declined $11 million to $61 million due to lower South American and European results, partially offset by strong North American refining margins. Cocoa and Other operating profit, including the mark-to market gains and losses related to hedge timing effects discussed above, declined $13 million. Asia results declined $11 million to $15 million due to long-lived asset and goodwill impairments partially offset by an increase from the Company’s share of the results from its equity investee, Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased $29 million to $104 million due primarily to the acquisition of Wild Flavors and SCI during the fourth quarter of fiscal 2014. Strong North American results for Wild Flavors in addition to increased specialty proteins profits were partially offset by lower overall results in the other specialty ingredients businesses.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In millions)

LIFO credit (charge)	$(61)	$73	$(134)
Interest expense - net	(80)	(78)	(2)
Unallocated corporate costs	(128)	(109)	(19)
Other charges (income)	—	(31)	31
Minority interest and other	(13)	(8)	(5)
Total Corporate	$(282)	$(153)	$(129)

Corporate results were a net charge of $282 million this quarter compared to $153 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $61 million this quarter compared to a credit of$73 million in the prior year quarter. Unallocated corporate costs increased $19 million due primarily to increased pension expense resulting from the new mortality table and lower discount rates to calculate expense, increased spending on the Company’s ERP program, various strategic business improvement projects, and mergers, acquisition and divestment activities. Other charges in the prior period of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net earnings attributable to controlling interests increased $79 million to $879 million. Segment operating profit was $1.7 billion, up 5%, due primarily to strong oilseeds crushing results offset by lower ethanol industry margins. Corporate costs were lower by $31 million in the current period primarily due to the absence of other charges in the prior period of $31 million consisting of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million. Earnings before income taxes for the six months ended June 30, 2015 includes a charge of $59 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $86 million for the six months ended June 30, 2014.

Income taxes increased $39 million due to higher earnings before income taxes and a 0.7% increase in effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2015 increased to 28.0% compared to 27.3% for the six months ended June 30, 2014 due primarily to changes in the geographic mix of pretax earnings.

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by the seasonal increase in marketed quantities and price-competitiveness of South American origin agricultural commodities in global markets. This resulted in margin pressure and decreased North American export volumes. The strong U.S. dollar also contributed to U.S. grain exports margin pressure. The increase in global crop supply due to several large harvests has built world grain stocks keeping prices pressured for most of the period. Demand for sweeteners and starches remained solid as small decreases in demand for liquid sweeteners has been offset by increased demand for other sweetener and starch products. Corn-based ethanol remains a very competitive transportation fuel. Ethanol demand continues to grow both in North America and export markets due to favorable gasoline blending economics and ethanol continuing to be a competitive octane enhancer. U.S. industry ethanol production also continued to increase, reaching record-high levels during the second quarter, limiting margins. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although general demand for biodiesel has been softer due to weaker economic conditions in various countries. The Wild Flavors and Specialty Ingredients business continued to focus on revenue and cost synergy capture and is ahead of schedule so far. Demand from the Company’s customers to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographic remained strong and continued to grow.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Oilseeds	17,287	16,474	813
Corn	11,011	12,085	(1,074)
Milling and cocoa	3,515	3,561	(46)
Total	31,813	32,120	(307)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Record volumes of oilseeds were processed during the first half of the year, increased from the same period in the prior year as a result of the strong demand environment for soybean meal. Processed volumes of corn were decreased in response to the lower ethanol margin environment during the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In millions)

Agricultural Services
Merchandising and Handling	13,101	16,993	(3,892)
Milling and Other	1,838	1,845	(7)
Transportation	111	103	8
Total Agricultural Services	15,050	18,941	(3,891)

Corn Processing
Sweeteners and Starches	1,831	1,892	(61)
Bioproducts	3,214	4,311	(1,097)
Total Corn Processing	5,045	6,203	(1,158)

Oilseeds Processing
Crushing and Origination	$7,992	$9,983	$(1,991)
Refining, Packaging, Biodiesel, and Other	3,466	4,392	(926)
Cocoa and Other	1,508	1,664	(156)
Asia	149	296	(147)
Total Oilseeds Processing	13,115	16,335	(3,220)

Wild Flavors and Specialty Ingredients	1,288	553	735
Total Wild Flavors and Specialty Ingredients	1,288	553	735

Other - Financial	194	158	36
Total Other	194	158	36
Total	$34,692	$42,190	$(7,498)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds Processing and Agricultural Services, could have a relatively equal impact which could result in an insignificant impact to gross profit.

Revenues decreased $7.5 billion, or 18%, to $34.7 billion due principally to lower sales prices ($7.7 billion) partially offset by higher sales volumes ($0.2 billion). Sales prices decreased principally due to lower underlying agricultural commodity prices, in particular soybeans, corn, and wheat, and $5.2 billion in foreign currency translation impacts. Agricultural Services revenues decreased 21% to $15.1 billion primarily due to lower sales prices ($3.2 billion) and lower sales volumes ($0.7 billion). Corn Processing revenues decreased 19% to $5.0 billion due principally to lower sales prices ($1.2 billion). Oilseeds Processing revenues decreased 20% to $13.1 billion due principally to lower sales prices ($3.3 billion) partially offset by higher sales volumes ($0.1 billion). Wild Flavors and Specialty Ingredients revenues increased 133% to $1.3 billion due principally to the acquisition of Wild Flavors and Specialty Commodities, Inc. during the fourth quarter of fiscal 2014 ($0.8 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $7.7 billion to $32.6 billion due principally to lower average commodity prices, including $5.0 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $59 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $86 million in the prior year’s period. Manufacturing expenses decreased $134 million primarily due to lower fuel usage consumption and lower natural gas and gasoline prices.

Gross profit increased $0.2 billion, or 12%, to $2.1 billion due principally to strong soybean crushing volumes and margins ($0.2 billion). A decrease in gross profit in Corn Processing ($0.2 billion) primarily related to lower industry ethanol margins was materially offset by the inclusion of the results of Wild Flavors and SCI . The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on cost of products sold.

Selling, general, and administrative expenses increased $198 million to $1.0 billion due principally to increased expenses of $146 million related to the inclusion of the results of Wild Flavors and SCI, and higher enterprise resource planning project, I.T., and other project-related expenses.

Asset impairment, exit, and restructuring costs recognized in the current period of $31 million consisted primarily of long-lived asset and goodwill impairments related principally to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments totaling $3 million. Asset impairment, exit, and restructuring costs recognized in the prior period of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

Interest expense declined $6 million to $166 million primarily due to lower interest rates partially offset by interest related to uncertain tax positions.

Equity in earnings of unconsolidated affiliates increased $16 million to $226 million primarily due higher earnings from the Company’s investment in Wilmar.

Other income increased $79 million to $99 million primarily due to a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest, a $68 million gain related to the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, and a $6 million gain from the sale of the lactic business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In millions)

Agricultural Services
Merchandising and Handling	172	184	(12)
Milling and Other	122	82	40
Transportation	52	60	(8)
Total Agricultural Services	346	326	20

Corn Processing
Sweeteners and Starches	236	219	17
Bioproducts	81	305	(224)
Total Corn Processing	317	524	(207)

Oilseeds Processing
Crushing and Origination	$596	$324	$272
Refining, Packaging, Biodiesel, and Other	113	148	(35)
Cocoa and Other	21	25	(4)
Asia	83	80	3
Total Oilseeds Processing	813	577	236

Wild Flavors and Specialty Ingredients	172	133	39
Total Wild Flavors and Specialty Ingredients	172	133	39

Other - Financial	15	19	(4)
Total Other	15	19	(4)
Total Segment Operating Profit	1,663	1,579	84
Corporate	(447)	(478)	31
Earnings Before Income Taxes	$1,216	$1,101	$115

Agricultural Services operating profits increased $20 million to $346 million. Merchandising and Handling operating results declined $12 million to $172 million due principally to lower margins and volumes of North American exports, and the negative impact of a significant increase in certain commodity prices at the end of the period. The current year period reflects a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest, and the prior period reflects a gain of $17 million related to a partial recovery of a $22 million loss provision originally established in the second quarter of 2013. Transportation operating profit declined $8 million to $52 million due to increased operating expenses associated with high water conditions in the U.S. in the latter half of the second quarter. Milling and Other results improved $40 million to $122 million due to improved flour, grain and feed product margins.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit decreased $207 million to $317 million. Included in the current period operating profit is approximately $3 million of mark-to-market losses related to hedge timing effects compared to $5 million of mark-to-market gains related to hedge timing effects in the prior period. Excluding these items, Sweeteners and Starches operating profit increased $17 million due to very good sweetener volumes and margins, and good demand for coproducts and increased results from the Company’s sweetener joint ventures during the second quarter. Excluding hedge timing effects, Bioproducts profit in the period declined by $216 million primarily due to lower industry ethanol margins resulting from strong industry production relative to demand.

Oilseeds Processing operating profit increased $236 million to $813 million. Included in the current period operating profit is approximately $11 million of mark-to-market losses related to hedge timing effects compared to $25 million in the prior period. Crushing and Origination operating profit increased $272 million to $596 million primarily due to strong soybean crushing volumes and margins in North America and Europe, driven by strong demand and an ample global bean supply. Large South American corn and soybean harvests also helped support a significant improvement in South American origination results. The current year also includes a gain of $68 million related to the sale of assets to the new Barcarena export terminal joint venture in Brazil. Refining, Packaging, Biodiesel, and Other results declined $35 million to $113 million primarily due to lower South American and European results, offset by strong North American refining margins. Cocoa and Other results, including the mark-to-market losses related to hedge timing effects discussed above, declined $4 million. Asia results improved $3 million to $83 million, principally reflecting an increase from the Company’s share of its results from its equity investee, Wilmar, partially offset by long-lived asset and goodwill impairments.

Wild Flavors and Specialty Ingredients operating profit increased $39 million to $172 million due primarily to the acquisition of Wild Flavors and SCI during the fourth quarter of fiscal 2014. Strong North American results for Wild Flavors were partially offset by lower overall results in the other specialty ingredients businesses.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In millions)
LIFO credit (charge)	$(59)	$(86)	$27
Interest expense - net	(158)	(171)	13
Unallocated corporate costs	(231)	(189)	(42)
Other charges	—	(31)	31
Minority interest and other	1	(1)	2
Total Corporate	$(447)	$(478)	$31

Corporate results were a net charge of $447 million in the current period compared to $478 million in the prior period. The effects of increasing commodity prices on LIFO inventory valuations resulted in a charge of $59 million in the current period compared to $86 million in the prior period. Interest expense - net declined $13 million due principally to lower interest rates partially offset by interest related to uncertain tax positions. Unallocated corporate costs increased $42 million due primarily to increased pension expense resulting from the new mortality table and lower discount rates to calculate expense, increased spending on the Company’s ERP program, various strategic business improvement projects, and mergers, acquisition and divestment activities. Other charges in the prior period of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, IL of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

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

At June 30, 2015, the Company had $1.2 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.8 to 1. Included in working capital is $4.9 billion of readily marketable commodity inventories. Cash provided by operating activities was $0.4 billion for the six months compared to $1.0 billion the same period last year. Working capital changes decreased cash by $0.8 billion for the six months compared to $0.1 billion the same period last year. Trade receivables decreased $0.4 billion due principally to lower revenues resulting from lower sales prices. Inventories declined approximately $1.3 billion at June 30, 2015 compared to December 31, 2014 due to seasonally lower inventory quantities. Trade payables declined approximately $1.2 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.4 billion for the six months compared to $0.3 billion the same period last year. Marketable securities purchases were $0.5 billion for the six months compared to $0.6 billion the same period last year. Capital expenditures were $0.5 billion for the six months compared to 0.4 billion the same period last year. Cash used in financing activities was $0.2 billion for the six months compared to $2.2 billion the same period last year. Return of capital was $1.5 billion for the six months compared to $0.8 billion the same period last year. Long-term debt borrowings in the current period include the €1.1 billion Notes issued on June 24, 2015. Long-term debt payments in the prior period include the $1.15 billion convertible debt settled with available cash in February 2014.

At June 30, 2015, the Company’s capital resources included net worth of $18.6 billion and lines of credit totaling $5.8 billion, of which $5.6 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 24% and 22% at June 30, 2015 and December 31, 2014, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at June 30, 2015.

As of June 30, 2015, the Company had cash of $0.9 billion, of which, $0.4 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $4.3 billion, and domestic cash and cash equivalents at June 30, 2015 of $0.5 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2015, the Company utilized $1.3 billion of its facility under the Programs.

For the six months ended June 30, 2015, the Company spent $0.5 billion in capital expenditures, $0.35 billion in dividends, and $1.2 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 23.8 million shares for the six months ended June 30, 2015. The Company has 76.2 million shares remaining that may be purchased under the program until December 31, 2019.

The Company’s capital expenditures estimate for 2015 is in the range of $1.1 billion to $1.3 billion. In 2015, the Company expects an additional cash outlay of approximately $0.7 billion in dividends, and $1.5 billion to $2.0 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 1, 2015, the Company accepted for purchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for purchase. To finance the tender, the Company issued Euro-denominated debt on June 24, 2015 (see Note 10 for more information). The Company expects to recognized a debt extinguishment charge of approximately $172 million in the third quarter of 2015 pertaining to the cash tender offers.

On July 31, 2015, the Company closed on the sale of its global chocolate business to Cargill, Inc. The sale is valued about $440 million, subject to post-closing adjustments.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2015 and December 31, 2014 were $14.1 billion. As of June 30, 2015, the Company expects to make payments related to purchase obligations of $13.1 billion within the next twelve months.

The Company’s long-term debt, including current maturities, as of June 30, 2015 and December 31, 2014 was $6.8 billion and $5.6 billion, respectively. The increase is related to the issuance of Euro-denominated debt totaling €1.1 billion. As of June 30, 2015, total amount due within one year was $0.8 billion consisting mainly of certain of the Company’s outstanding debentures that were accepted for purchase under the cash tender offers.

There were no material changes in the Company’s contractual obligations during the six months ended June 30, 2015.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In June 2015, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) and increased its facility from $1.2 billion to $1.3 billion. The Program terminates on June 24, 2016 unless extended.

There were no other material changes in the Company’s off balance sheet arrangements during the six months ended June 30, 2015.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2015 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2015		December 31, 2014
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(333)	$(33)	$(97)	$(10)
Lowest position	(1,851)	(185)	(1,672)	(167)
Average position	(1,017)	(102)	(837)	(84)

The increase in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-5(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 11 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. Plaintiffs have submitted an expert report alleging as much as $1.6 billion in damages against all the defendants in the case, including the Company. Defendants vigorously deny the plaintiffs’ allegations and have filed a counterclaim. The parties are currently engaged in pretrial proceedings. In July 2015, the court denied all parties’ motions for summary judgment and set a trial date in November 2015.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2015. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2015 to
April 30, 2015	4,837,179	$47.942	4,834,069	83,270,102

May 1, 2015 to
May 31, 2015	3,506,728	51.085	3,505,173	79,764,929

June 1, 2015 to
June 30, 2015	3,589,589	51.890	3,589,589	76,175,340
Total	11,933,496	$50.053	11,928,831	76,175,340

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2015, there were 4,665 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

(3)(ii)	Bylaws, as amended, filed on February 11, 2013 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(4.1)	Form of Floating Rate Note due 2019, filed on June 24, 2015 as Exhibit 4.1 on Form 8-K (File No. 1-44), is
incorporated herein by reference.

(4.2)	Form of 1.750% Note due 2023, filed on June 24, 2015 as Exhibit 4.2 on Form 8-K (File No. 1-44), is
incorporated herein by reference.

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: August 4, 2015