Form 10-Q
period 2015-09-30
ARCHER DANIELS MIDLAND CO
filed 2015-11-03
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock, no par value – 596,739,885 shares
(October 30, 2015)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)

Revenues	$16,565	$18,117	$51,257	$60,307
Cost of products sold	15,476	16,647	48,102	56,990
Gross Profit	1,089	1,470	3,155	3,317

Selling, general, and administrative expenses	511	451	1,528	1,270
Asset impairment, exit, and restructuring costs	65	—	96	31
Interest expense	69	79	235	251
Equity in earnings of unconsolidated affiliates	(61)	(21)	(287)	(231)
Interest income	(13)	(16)	(52)	(62)
Other (income) expense – net	151	(56)	52	(76)
Earnings Before Income Taxes	367	1,033	1,583	2,134

Income taxes	114	285	454	586
Net Earnings Including Noncontrolling Interests	253	748	1,129	1,548

Less: Net earnings (losses) attributable to noncontrolling interests	1	1	(2)	1

Net Earnings Attributable to Controlling Interests	$252	$747	$1,131	$1,547

Average number of shares outstanding – basic	612	650	624	655

Average number of shares outstanding – diluted	615	653	627	658

Basic earnings per common share	$0.41	$1.15	$1.81	$2.36

Diluted earnings per common share	$0.41	$1.14	$1.80	$2.35

Dividends per common share	$0.28	$0.24	$0.84	$0.72

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

Net earnings including noncontrolling interests	$253	$748	$1,129	$1,548
Other comprehensive income (loss):
Foreign currency translation adjustment	(175)	(462)	(700)	(462)
Tax effect	3	7	29	8
Net of tax amount	(172)	(455)	(671)	(454)

Pension and other postretirement benefit liabilities adjustment	35	14	73	24
Tax effect	(8)	(4)	(27)	(7)
Net of tax amount	27	10	46	17

Deferred gain (loss) on hedging activities	(46)	59	(64)	32
Tax effect	13	(23)	25	(13)
Net of tax amount	(33)	36	(39)	19

Unrealized gain (loss) on investments	20	10	43	3
Tax effect	1	—	(1)	3
Net of tax amount	21	10	42	6
Other comprehensive income (loss)	(157)	(399)	(622)	(412)
Comprehensive income (loss) including noncontrolling interests	96	349	507	1,136

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	(3)	1

Comprehensive income (loss) attributable to controlling interests	$95	$348	$510	$1,135

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$720	$1,099
Short-term marketable securities	417	515
Segregated cash and investments	5,166	4,877
Trade receivables	2,132	2,704
Inventories	7,428	9,374
Current assets held for sale	999	1,403
Other current assets	6,183	6,056
Total Current Assets	23,045	26,028

Investments and Other Assets
Investments in and advances to affiliates	3,909	3,892
Long-term marketable securities	436	485
Goodwill and other intangible assets	3,213	3,283
Other assets	374	349
Total Investments and Other Assets	7,932	8,009

Property, Plant, and Equipment
Land	443	441
Buildings	4,656	4,668
Machinery and equipment	17,072	17,044
Construction in progress	1,039	819
	23,210	22,972
Accumulated depreciation	(13,310)	(13,012)
Net Property, Plant, and Equipment	9,900	9,960

Total Assets	$40,877	$43,997

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$939	$108
Trade payables	3,072	4,326
Payables to brokerage customers	5,800	5,874
Accrued expenses and other payables	4,127	5,040
Current maturities of long-term debt	14	24
Current liabilities held for sale	178	230
Total Current Liabilities	14,130	15,602

Long-Term Liabilities
Long-term debt	5,829	5,528
Deferred income taxes	1,678	1,662
Other	1,362	1,575
Total Long-Term Liabilities	8,869	8,765

Shareholders’ Equity
Common stock	3,412	5,115
Reinvested earnings	16,313	15,701
Accumulated other comprehensive income (loss)	(1,862)	(1,241)
Noncontrolling interests	15	55
Total Shareholders’ Equity	17,878	19,630
Total Liabilities and Shareholders’ Equity	$40,877	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$1,129	$1,548
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	658	646
Asset impairment charges	68	—
Deferred income taxes	5	(13)
Equity in earnings of affiliates, net of dividends	(64)	(110)
Stock compensation expense	64	43
Pension and postretirement accruals (contributions), net	(154)	6
Deferred cash flow hedges	(64)	32
Gains on sales of assets and revaluation	(139)	(197)
Other – net	(16)	(8)
Changes in operating assets and liabilities
Segregated cash and investments	(303)	(795)
Trade receivables	495	957
Inventories	1,687	3,181
Other current assets	(153)	(482)
Trade payables	(1,198)	(1,307)
Payables to brokerage customers	(36)	960
Accrued expenses and other payables	(881)	(37)
Total Operating Activities	1,098	4,424

Investing Activities
Purchases of property, plant, and equipment	(819)	(605)
Proceeds from sales of assets and business	594	29
Net assets of businesses acquired	(83)	(3)
Purchases of marketable securities	(821)	(885)
Proceeds from sales of marketable securities	943	951
Investments in and advances to affiliates	(126)	(33)
Distributions from affiliates	2	88
Other – net	3	38
Total Investing Activities	(307)	(420)

Financing Activities
Long-term debt borrowings	1,246	1
Long-term debt payments	(965)	(1,167)
Net borrowings (payments) under lines of credit agreements	834	(178)
Purchases of treasury stock	(1,788)	(702)
Cash dividends	(520)	(470)
Acquisition of noncontrolling interest	—	(157)
Other – net	23	87
Total Financing Activities	(1,170)	(2,586)

Increase (decrease) in cash and cash equivalents	(379)	1,418
Cash and cash equivalents beginning of period	1,099	3,121

Cash and cash equivalents end of period	$720	$4,539

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			1,131		(2)
Other comprehensive income (loss)				(621)	(1)
Total comprehensive income						507
Cash dividends paid- $0.84 per share			(520)			(520)
Treasury stock purchases	(37)	(1,788)				(1,788)
Stock compensation expense	1	64				64
Other	—	21	1	—	(37)	(15)
Balance September 30, 2015	601	$3,412	$16,313	$(1,862)	$15	$17,878

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Effective April 1, 2015, the Company early adopted the amended guidance of ASC Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance aligns more closely with International Financial Reporting Standards which require that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. The Company reclassified $30 million of debt issuance costs from other assets to long-term debt in its December 31, 2014 consolidated balance sheet to conform to the current presentation. At September 30, 2015, the long-term debt balance is net of $29 million of debt issuance costs.

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

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 810, Consolidation (Topic 810), which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The Company will be required to adopt the amended guidance either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company does not expect the adoption of this amended guidance to have an impact on financial results.

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

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 330, Inventory, which simplifies the measurement of inventory. The amended guidance requires an entity to measure its cost-based inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out method or the retail inventory method. The Company does not expect the adoption of the amended guidance to have a significant impact on financial results.

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

During the nine months ended September 30, 2015, the Company acquired AOR N.V. and the remaining interest in North Star Shipping and Minmetal for a total cost of $90 million in cash and recorded a preliminary allocation of the purchase price related to these acquisitions. The purchase price for these acquisitions, net of cash acquired, of $83 million plus the acquisition-date fair value of the equity interest the Company previously held in North Star Shipping and Minmetal of $63 million were preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, long-term debt, and other long-term liabilities for $(9) million, $67 million, $2 million, $123 million, $17 million, and $20 million, respectively. The AOR N.V. acquisition allows the Company to expand its edible oils product offerings and customer base in Europe, offering entry into the continental European retail and foodservice markets and an enhanced ability to export value-added products internationally. The North Star Shipping and Minmetal acquisition includes port facilities in Romania which enhances the Company’s European origination and transportation network allowing the Company to reach more customers around the globe. A pre-tax gain of $27 million was recognized in the quarter ended June 30, 2015 representing the difference between carrying value and the acquisition-date fair value of the equity interest previously held in North Star Shipping and Minmetal.

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,952	$930	$3,882
Unrealized derivative gains:
Commodity contracts	—	580	202	782
Foreign exchange contracts	1	102	—	103
Interest rate contracts	—	30	—	30
Cash equivalents	28	—	—	28
Marketable securities	810	39	—	849
Segregated investments	1,834	—	—	1,834
Deferred receivables consideration	—	1,067	—	1,067
Total Assets	$2,673	$4,770	$1,132	$8,575

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$391	$154	$545
Foreign exchange contracts	—	314	—	314
Inventory-related payables	—	509	34	543
Total Liabilities	$—	$1,214	$188	$1,402

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,208	$1,491	$4,699
Unrealized derivative gains:
Commodity contracts	—	487	203	690
Foreign exchange contracts	—	186	—	186
Interest rate contracts	—	21	—	21
Cash equivalents	491	—	—	491
Marketable securities	860	80	—	940
Segregated investments	2,158	—	—	2,158
Deferred receivables consideration	—	511	—	511
Total Assets	$3,509	$4,493	$1,694	$9,696

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$564	$212	$776
Foreign exchange contracts	—	150	—	150
Inventory-related payables	—	612	40	652
Total Liabilities	$—	$1,326	$252	$1,578

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2015.

	Level 3 Fair Value Asset Measurements at
	September 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2015	$1,026	$154	$1,180
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(106)	74	(32)
Purchases	2,652	—	2,652
Sales	(2,695)	—	(2,695)
Settlements	—	(45)	(45)
Transfers into Level 3	169	43	212
Transfers out of Level 3	(116)	(24)	(140)
Ending balance, September 30, 2015	$930	$202	$1,132

* Includes increase in unrealized gains of $62 million relating to Level 3 assets still held at September 30, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2015.

	Level 3 Fair Value Liability Measurements at
	September 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2015	$13	$363	$376
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	18	(8)	10
Purchases	3	—	3
Sales	—	—	—
Settlements	—	(219)	(219)
Transfers into Level 3	—	26	26
Transfers out of Level 3	—	(8)	(8)
Ending balance, September 30, 2015	$34	$154	$188

* Includes increase in unrealized losses of $12 million relating to Level 3 liabilities still held at September 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2014.

	Level 3 Fair Value Asset Measurements at
	September 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2014	$1,139	$239	$1,378
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(33)	285	252
Purchases	2,526	—	2,526
Sales	(2,352)	—	(2,352)
Settlements	—	(166)	(166)
Transfers into Level 3	266	207	473
Transfers out of Level 3	(24)	(13)	(37)
Ending balance, September 30, 2014	$1,522	$552	$2,074

* Includes increase in unrealized gains of $145 million relating to Level 3 assets still held at September 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2014.

	Level 3 Fair Value Liability Measurements at
	September 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2014	$19	$162	$181
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	—	110	110
Purchases	12	—	12
Sales	(11)	—	(11)
Settlements	—	(130)	(130)
Transfers into Level 3	—	127	127
Transfers out of Level 3	—	(8)	(8)
Ending balance, September 30, 2014	$20	$261	$281

* Includes increase in unrealized losses of $111 million relating to Level 3 liabilities still held at September 30, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015.

	Level 3 Fair Value Asset Measurements at
	September 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(423)	183	(240)
Purchases	8,319	—	8,319
Sales	(8,388)	—	(8,388)
Settlements	—	(306)	(306)
Transfers into Level 3	169	156	325
Transfers out of Level 3	(238)	(34)	(272)
Ending balance, September 30, 2015	$930	$202	$1,132

* Includes increase in unrealized gains of $267 million relating to Level 3 assets still held at September 30, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015.

	Level 3 Fair Value Liability Measurements at
	September 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	8	271	279
Purchases	15	—	15
Sales	(29)	—	(29)
Settlements	—	(468)	(468)
Transfers into Level 3	—	161	161
Transfers out of Level 3	—	(22)	(22)
Ending balance, September 30, 2015	$34	$154	$188

* Includes increase in unrealized losses of $283 million relating to Level 3 liabilities still held at September 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.

	Level 3 Fair Value Asset Measurements at
	September 30, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(208)	507	299
Purchases	10,474	—	10,474
Sales	(10,711)	—	(10,711)
Settlements	—	(529)	(529)
Transfers into Level 3	266	328	594
Transfers out of Level 3	(111)	(33)	(144)
Ending balance, September 30, 2014	$1,522	$552	$2,074

* Includes increase in unrealized gains of $516 million relating to Level 3 assets still held at September 30, 2014.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.

	Level 3 Fair Value Liability Measurements at
	September 30, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	10	384	394
Purchases	18	—	18
Sales	(42)	—	(42)
Settlements	—	(580)	(580)
Transfers into Level 3	—	234	234
Transfers out of Level 3	—	(38)	(38)
Ending balance, September 30, 2014	$20	$261	$281

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2015 and December 31, 2014. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of September 30, 2015 is a weighted average 21.2% of the total price for assets and 45.7% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2015		December 31, 2014
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	21.2%	45.7%	23.4%	43.4%
Transportation cost	4.0%	—%	4.9%	15.2%

Commodity Derivative Contracts
Basis	12.5%	17.5%	13.5%	13.6%
Transportation cost	9.9%	26.3%	10.2%	19.5%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$103	$314	$186	$150
Commodity Contracts	782	545	690	776
Total	$885	$859	$876	$926

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,
	2015	2014
	(In millions)

FX Contracts
Revenues	$18	$5
Cost of products sold	(200)	17
Other income (expense) – net	59	(148)

Commodity Contracts
Cost of products sold	$586	$720
Total gain (loss) recognized in earnings	$463	$594

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Nine months ended September 30,
	2015	2014
	(In millions)
FX Contracts
Revenues	$26	$(3)
Cost of products sold	(263)	105
Other income (expense) – net	67	(172)

Commodity Contracts
Cost of products sold	$573	$213
Total gain (loss) recognized in earnings	$403	$143

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of September 30, 2015 and December 31, 2014, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At September 30, 2015, the Company has $30 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of September 30, 2015, the Company has $3 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $1 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.
The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 17% and 69% of its monthly anticipated grind.  At September 30, 2015, the Company has designated hedges representing between 10% and 66% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 6 million and 105 million gallons of ethanol sales per month under these programs.  For the next 12 months, the Company has designated hedges representing between 0 and 93 million gallons of ethanol sales per month.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	$30	$—	$21	$—
Total	$30	$—	$21	$—

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2015 and 2014.

		Three months ended
	Consolidated Statement of Earnings Locations	September 30,
		2015	2014
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$6	$2
Interest Contracts	Interest expense	—	1
Commodity Contracts	Revenues	4	(1)
	Cost of products sold	2	(110)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(1)	(4)
	Cost of products sold	1	(12)
Total amount recognized in earnings		$12	$(124)

		Nine months ended
	Consolidated Statement of Earnings Locations	September 30,
		2015	2014
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$28	$2
Interest Contracts	Interest expense	—	1
Commodity Contracts	Revenues	49	(86)
	Cost of products sold	(16)	(103)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	6	(28)
	Cost of products sold	(3)	(19)
Interest Contracts	Other income/expense - net	1	—
Total amount recognized in earnings		$65	$(233)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”) (see Note 10 for more information about the Notes). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of September 30, 2015, the Company has $1 million of losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

The following tables set forth the changes in AOCI related to derivatives gains (losses) for the three and nine months ended September 30, 2015 and 2014.

	Three months ended
	September 30,
	2015	2014
	(In millions)
Balance at June 30, 2015 and 2014	$41	$(12)
Unrealized gains (losses)	(34)	(49)
Losses (gains) reclassified to earnings	(12)	108
Tax effect	13	(23)
Balance at September 30, 2015 and 2014	$8	$24

	Nine months ended
	September 30,
	2015	2014
	(In millions)

Balance at December 31, 2014 and 2013	$47	$5
Unrealized gains (losses)	(3)	(154)
Losses (gains) reclassified to earnings	(61)	186
Tax effect	25	(13)
Balance at September 30, 2015 and 2014	$8	$24

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

September 30, 2015
United States government obligations
Maturity less than 1 year	$365	$—	$—	$365
Maturity 1 to 5 years	108	1	—	109
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	52	—	—	52
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	283	19	(4)	298
	$837	$20	$(4)	$853

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2014
United States government obligations
Maturity less than 1 year	$385	$—	$—	$385
Maturity 1 to 5 years	93	—	—	93
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	130	—	—	130
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	328	1	(12)	317
	$1,011	$1	$(12)	$1,000

The $4 million in unrealized losses at September 30, 2015 is related to the Company’s investment in one available-for-sale equity security that has been in an unrealized loss position for 12 months or longer with a fair value of $2 million. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2015	2014
	(In millions)

Unrealized gains on derivative contracts	$915	$897
Deferred receivables consideration	1,067	511
Customer omnibus receivable	1,136	1,532
Financing receivables - net (1)	471	402
Other current assets	2,594	2,714
	$6,183	$6,056

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $8 million and $11 million at September 30, 2015 and December 31, 2014, respectively. Interest earned on financing receivables of $5 million for the quarter ended September 30, 2015 and 2014 and $17 million for the nine months ended September 30, 2015 and 2014 is included in interest income in the consolidated statements of earnings.

Note 9.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2015	2014
	(In millions)

Unrealized losses on derivative contracts	$859	$926
Accrued expenses and other payables	3,268	4,114
	$4,127	$5,040

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes due in 2019 and €600 million aggregate principal amount of 1.75% Notes due in 2023. Proceeds before expenses were €499 million and €594 million from the Floating Rate Notes and the 1.75% Notes, respectively. At September 30, 2015, the Company designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary.

On July 1, 2015, the Company accepted for repurchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for repurchase. In September 2015, the Company redeemed $141 million of its 5.45% outstanding debentures for $156 million. The cash tender offers and the debt redemption were financed by the Euro-denominated debt issued on June 24, 2015. The Company recognized a debt extinguishment charge of $189 million, including transaction expenses of $7 million, in the quarter ended September 30, 2015 pertaining to these transactions.

The debt issuance and the debt repurchase transactions discussed above resulted in a net increase in long-term debt of $0.3 billion.

At September 30, 2015, the fair value of the Company’s long-term debt exceeded the carrying value by $1.0 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2015, the Company had lines of credit totaling $5.7 billion, of which $4.8 billion was unused.  Of the Company’s total lines of credit, $4.0 billion supports a commercial paper borrowing facility, against which there was $0.9 billion of commercial paper outstanding at September 30, 2015.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable. As of September 30, 2015, the Company utilized $1.1 billion of its facility under the Programs (see Note 17 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the quarter and nine months ended September 30, 2015 was 31.1% and 28.7%, respectively, compared to 27.6% and 27.5% for the quarter and nine months ended September 30, 2014, respectively. The increase in effective tax rate for the quarter and nine months ended September 30, 2015 is due primarily to the unfavorable impact of changes in discrete items, mainly the finalization of certain annual tax returns, and changes in the forecasted geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of September 30, 2015, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $347 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received. The statutes of limitation for 2005 and 2008 have expired. If the BFRS were to challenge commodity hedging deductions in tax years after 2008, the Company estimates it could receive additional tax assessments of approximately $40 million (based on currency exchange rates as of September 30, 2015).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

ADM do Brasil enters into commodity hedging transactions that can result in gains, which are included in ADM do Brasil’s calculation of taxable income in Brazil, and losses, which ADM do Brasil deducts from its taxable income in Brazil. The Company has evaluated its tax position regarding these hedging transactions and concluded, based upon advice from Brazilian legal counsel, that it was appropriate to recognize both gains and losses resulting from hedging transactions when determining its Brazilian income tax expense. Therefore, the Company has continued to recognize the tax benefit from hedging losses in its financial statements and has not recorded any tax liability for the amounts assessed by the BFRS.

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $91 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2007. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2007, and estimates that these potential assessments would be approximately $286 million for the remaining open years (as of September 30, 2015 and subject to variation in currency exchange rates). The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2007.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the quarter and nine months ended September 30, 2015 and the reclassifications out of AOCI for the quarter and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at June 30, 2015	$(1,152)	$41	$(611)	$17	$(1,705)
Other comprehensive income (loss) before reclassifications	(146)	(34)	5	20	(155)
Amounts reclassified from AOCI	(29)	(12)	30	—	(11)
Tax effect	3	13	(8)	1	9
Net current period other comprehensive income	(172)	(33)	27	21	(157)
Balance at September 30, 2015	$(1,324)	$8	$(584)	$38	$(1,862)

	Nine months ended September 30, 2015
(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)
Other comprehensive income before reclassifications	(670)	(3)	14	43	(616)
Amounts reclassified from AOCI	(29)	(61)	59	—	(31)
Tax effect	29	25	(27)	(1)	26
Net current period other comprehensive income	(670)	(39)	46	42	(621)
Balance at September 30, 2015	$(1,324)	$8	$(584)	$38	$(1,862)

The nine-month period change in foreign currency translation adjustment is primarily due to U.S. dollar appreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Nine months ended
Details about AOCI components	Sep 30 2015	Sep 30 2014	Sep 30 2015	Sep 30 2014	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$(4)	$1	$(49)	$86	Revenues
	(2)	110	15	103	Cost of products sold
	—	(1)	—	(1)	Interest expense
	(6)	(2)	(27)	(2)	Other income/expense
	(12)	108	(61)	186	Total before tax
	5	(40)	23	(69)	Tax
	$(7)	$68	$(38)	$117	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(3)	$(17)	$(11)
Actuarial losses	19	9	61	27
Settlement charges	15	—	15	—	Asset impairment, exit, and restructuring charges
	30	6	59	16	Total before tax
	(7)	(2)	(24)	(5)	Tax
	$23	$4	$35	$11	Net of tax

Foreign currency translation adjustment
	$(29)	$—	$(29)	$—	Other income/expense
	—	—	—	—	Tax
	$(29)	$—	$(29)	$—	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)

Gain on sale/revaluation of assets	$(35)	$(163)	$(139)	$(197)
Loss on debt extinguishment	189	—	189	—
Loss on foreign exchange hedges	—	102	—	102
Other – net	(3)	5	2	19
Other (Income) Expense - Net	$151	$(56)	$52	$(76)

Gain on sale of assets for the three months ended September 30, 2015 includes a $32 million gain on the sale of the global chocolate business, net of transaction expenses. Gain on sale/revaluation of assets for the nine months ended September 30, 2015 includes the gain on the sale of the global chocolate business of $32 million, gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, gain on sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and gain on the sale of the lactic business of $6 million. Gain on sale of assets for the three and nine months ended September 30, 2014 includes a gain of $156 million upon the Company’s effective dilution in the Pacificor joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units.

Loss on debt extinguishment, including transaction expenses of $7 million, for the three and nine months ended September 30, 2015 was related to the cash tender offers and redemption of certain of the Company’s outstanding debentures.

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

The Agricultural Services segment utilizes its extensive global grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour. The Agricultural Services segment includes international merchandising and handling activities managed by the Company’s global trade desk in Switzerland. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp. In May 2015, the Company acquired the remaining ownership interest in North Star Shipping and Minmetal.

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

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. In March 2015, the Company acquired additional shares in Wilmar increasing its ownership interest from 17.3% to 18.1%. Prior to December 2014 and July 2015, the Oilseeds Processing segment operated fertilizer blending facilities in South America and a global chocolate business, respectively. In December 2014 and July 2015, the Company completed the sale of its fertilizer blending business and its global chocolate business, respectively. In September 2015, the Company completed the purchase of AOR N.V.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Gross revenues
Agricultural Services	$7,623	$8,037	$24,534	$28,874
Corn Processing	2,529	3,056	7,609	9,295
Oilseeds Processing	7,795	8,328	22,930	26,242
Wild Flavors and Specialty Ingredients	593	268	1,887	825
Other	164	145	481	420
Intersegment elimination	(2,139)	(1,717)	(6,184)	(5,349)
Total gross revenues	$16,565	$18,117	$51,257	$60,307

Intersegment sales
Agricultural Services	$1,020	$994	$2,881	$2,890
Corn Processing	10	25	45	61
Oilseeds Processing	1,048	632	3,068	2,211
Wild Flavors and Specialty Ingredients	5	4	11	8
Other	56	62	179	179
Total intersegment sales	$2,139	$1,717	$6,184	$5,349

Revenues from external customers
Agricultural Services
Merchandising and Handling	$5,697	$6,056	$18,798	$23,049
Milling and Other	835	909	2,673	2,754
Transportation	71	78	182	181
Total Agricultural Services	6,603	7,043	21,653	25,984
Corn Processing
Sweeteners and Starches	974	1,005	2,805	2,897
Bioproducts	1,545	2,026	4,759	6,337
Total Corn Processing	2,519	3,031	7,564	9,234
Oilseeds Processing
Crushing and Origination	4,222	4,632	12,214	14,615
Refining, Packaging, Biodiesel, and Other	1,762	2,096	5,228	6,488
Cocoa and Other	719	895	2,227	2,559
Asia	44	73	193	369
Total Oilseeds Processing	6,747	7,696	19,862	24,031
Wild Flavors and Specialty Ingredients	588	264	1,876	817
Total Wild Flavors and Specialty Ingredients	588	264	1,876	817
Other - Financial	108	83	302	241
Total Other	108	83	302	241
Total revenues from external customers	$16,565	$18,117	$51,257	$60,307

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Segment operating profit
Agricultural Services	$149	$310	$495	$636
Corn Processing	131	348	448	872
Oilseeds Processing	335	317	1,148	894
Wild Flavors and Specialty Ingredients	70	65	242	198
Other	24	33	39	52
Total segment operating profit	709	1,073	2,372	2,652
Corporate	(342)	(40)	(789)	(518)
Earnings before income taxes	$367	$1,033	$1,583	$2,134

	September 30,	December 31,
(In millions)	2015	2014
Identifiable Assets
Agricultural Services	$8,603	$10,250
Corn Processing	6,135	6,384
Oilseeds Processing	11,760	12,712
Wild Flavors and Specialty Ingredients	3,348	3,468
Other	7,888	7,910
Corporate	3,143	3,273
Total identifiable assets	$40,877	$43,997

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Assets and Liabilities Held for Sale

On July 31, 2015, the Company completed the sale of its global chocolate business to Cargill, Inc. for $431 million and recorded a gain on sale of $32 million, net of transaction expenses, in the Oilseeds Processing segment in the quarter ended September 30, 2015. Prior to July 31, 2015, assets and liabilities of the global chocolate business subject to the purchase and sale agreement were classified as held for sale in the Company’s consolidated balance sheet.

On December 15, 2014, the Company announced that it has reached an agreement to sell its global cocoa business to Olam International Limited for $1.2 billion, subject to customary conditions. The transaction closed on October 16, 2015. Assets and liabilities of the global cocoa business subject to the purchase and sale agreement have been classified as held for sale in the Company's consolidated balance sheet at September 30, 2015 and December 31, 2014. The continuing results of the global cocoa business, any adjustment to the asset value, and the final gain on disposal will be reported in the Oilseeds Processing segment.

The global chocolate and cocoa businesses do not comprise a major component of the Company's operations and therefore do not meet the criteria to be classified as discontinued operations at September 30, 2015 and December 31, 2014 under the amended guidance of ASC Topics 205 and 360 which the Company early adopted on October 1, 2014. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. As of September 30, 2015 and December 31, 2014, the carrying value of the cocoa and chocolate assets were less than fair value less costs to sell, and accordingly, no adjustment to the asset value was necessary.

The major classes of assets and liabilities held for sale were as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Trade receivables	$70	$94
Inventories	609	742
Other current assets	87	83
Goodwill	38	63
Other intangible assets	—	28
Net property, plant, and equipment	187	374
Other assets	8	19
Current assets held for sale	$999	$1,403

Trade payables	$107	$114
Accrued expenses and other payables	66	110
Other liabilities	5	6
Current liabilities held for sale	$178	$230

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs recognized in the three months ended September 30, 2015 of $65 million consisted of fixed asset impairments of $33 million related to sugar ethanol facilities in Brazil in the Corn Processing segment, restructuring charges of $28 million related principally to an international pension plan settlement, and other fixed asset impairments in the Oilseeds processing segment of $4 million. Asset impairment, exit, and restructuring costs recognized in the nine months ended September 30, 2015 of $96 million consisted of long-lived asset and goodwill impairments of $32 million related primarily to certain international Oilseeds Processing facilities, restructuring charges of $28 million related to an international pension plan settlement, fixed asset impairments of $34 million related primarily to sugar ethanol facilities in Brazil in the Corn Processing segment, and $2 million of other fixed asset impairments in the Agricultural Services segment.

Asset impairment, exit, and restructuring costs recognized in the nine months ended September 30, 2014 of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2015 and December 31, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of September 30, 2015 and December 31, 2014, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.2 billion, and $2.1 billion, respectively. In exchange for the transfer as of September 30, 2015 and December 31, 2014, the Company received cash of $1.1 billion and $1.6 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $1.1 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $30.3 billion and $23.7 billion for the nine months ended September 30, 2015 and 2014, respectively. Of this amount, $29.9 billion and $22.4 billion pertain to cash collections on the deferred consideration for the nine months ended September 30, 2015 and 2014, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Sale of Accounts Receivable (Continued)

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million and $2 million for the three months ended September 30, 2015 and 2014, respectively and $3 million and $4 million for nine months ended September 30, 2015 and 2014, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2015 and 2014 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 18.     Subsequent Events

On October 16, 2015, the Company completed the acquisition of Eatem Foods Company, a leading developer and producer of premium traditional, natural, and organic savory flavor systems, for $160 million, and closed on the sale of its global cocoa business to Olam International Limited. The cocoa sale is valued at approximately $1.2 billion, subject to post-closing adjustments.

In October 2015, the Company acquired 9.3 million additional shares in Wilmar for approximately $20 million increasing its ownership interest from 18.1% to 18.5%.

On November 2, 2015, the Company completed the acquisition of the remaining interest of Eaststarch C.V., a joint venture in which the Company previously had a 50% interest, for €240 million (approximately $265 million), subject to post-closing adjustments.

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

The Agricultural Services segment utilizes its extensive global grain elevator, global transportation network, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to the processing of wheat into wheat flour. The Agricultural Services segment includes international merchandising and handling activities managed by the Company’s global trade desk in Switzerland. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp. In May 2015, the Company acquired the remaining ownership interest in North Star Shipping and Minmetal.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, with its asset base primarily located in the central part of the United States. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include amino acids such as lysine and threonine that are vital compounds used in swine feeds to produce leaner animals and in poultry feeds to enhance the speed and efficiency of poultry production. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of a propylene and ethylene glycol facility and the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., Eaststarch C.V., and Red Star Yeast Company LLC. In May 2015, the Company sold its lactic acid business. In November 2015, the Company completed the purchase of the remaining interest in several assets of Eaststarch C.V.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes activities related to the procurement, transportation and processing of cocoa beans into cocoa liquor, cocoa butter, cocoa powder, and various compounds in North America, South America, Europe, Asia, and Africa for the food processing industry. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. In March 2015 and October 2015, the Company acquired additional shares in Wilmar increasing its ownership interest from 17.3% to 18.1% and to 18.5%, respectively. The Oilseeds Processing segment included fertilizer blending facilities in South America, a global chocolate business, and a global cocoa business that were subsequently sold in December 2014, July 2015, and October 2015, respectively. In September 2015, the Company completed the purchase of AOR N.V.

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, sorbitol, xanthan gum, natural health and nutrition products, and other specialty food and feed ingredients. The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. On October 16, 2015, the Company completed the acquisition of Eatem Foods Company, a leading developer and producer of premium traditional, natural, and organic savory flavor systems.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

Corporate results principally include the impact of LIFO-related inventory adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of an equity investment.

The Company’s recent significant portfolio management actions include:

•	the construction of a new feed-premix plant in the city of Zhangzhou, in southern China and a new feed plant in Glencoe, Minnesota;

•	the expansion of export facilities in Puerto San Martin, in the Argentine State of Sante Fe;

•	the construction of a soy protein production complex in Campo Grande, Mato Grosso do Sul in Brazil;

•	the purchase in May 2015 of the remaining ownership interest in North Star Shipping and Minmetal which operate export facilities at the Romanian Port of Constanta on the Black Sea;

•	the sale in June 2015 of a 50 percent stake in its export terminal in Barcarena, in the northern Brazilian state of Pará;

•	the sale on July 31, 2015 of its global chocolate business to Cargill, Inc.;

•	the purchase in September 2015 of AOR N.V.;

•	the purchase on October 16, 2015 of Eatem Foods Company;

•	the sale on October 16, 2015 of its global cocoa business to Olam International Limited; and

•	the purchase on November 2, 2015 of the remaining interest in several assets of Eaststarch C.V.

The construction of the new feed plant facilities in China and Minnesota and the soy protein facility in Brazil, and the expansion of the export facilities in Argentina, are expected to be completed in 2016. The global cocoa business has been classified as held for sale since December 31, 2014.

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

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, manufacturing expenses, and selling, general, and administrative expenses. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net earnings attributable to controlling interests was $252 million in the third quarter of 2015 compared to $747 million in the third quarter of 2014. Segment operating profit decreased $364 million to $709 million, driven primarily by weaker ethanol margins and lower volumes and margins of North American exports. Included in this quarter’s segment operating profit was $30 million of mark-to-market gains related to hedge timing effects compared to $3 million in last year’s quarter. Last year’s quarter included a gain of $156 million from the Company’s effective dilution in the Pacificor joint venture. Corporate results were a charge of $342 million this quarter compared to $40 million in last year’s quarter. Corporate results this quarter include a charge of $189 million related to the repurchase of outstanding debt, in addition to a credit of $75 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $315 million in last year’s quarter.

Income taxes decreased $171 million due to lower earnings before income taxes partially offset by an increased effective tax rate during the quarter. The Company’s effective tax rate for the quarter ended September 30, 2015 increased to 31.1% compared to 27.6% for the quarter ended September 30, 2014 due primarily to the unfavorable impact of changes in discrete items, mainly the finalization of certain annual tax returns, and changes in the forecasted geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services continued to be negatively impacted by increased crop availability and price-competitiveness of South American origin agricultural commodities in global markets. This resulted in margin pressure and decreased North American export volumes partially offset by higher domestic grain demand. The strong U.S. dollar put pressure on both volumes and margins for U.S. grain exports. The increase in global crop supply due to several large harvests has built world grain stocks keeping prices pressured during the quarter. Demand and prices for sweeteners and starches remained solid while co-product prices weakened. Ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol continuing to be a competitive octane enhancer. U.S. industry ethanol production remained at record-high levels during the quarter, limiting margins. South American oilseeds saw significantly higher volumes and margins for grain origination and exports due to the significant depreciation of the Brazilian Real against the U.S. Dollar. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins, particularly in Europe. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although general demand for biodiesel has been softer due to weaker economic conditions in various countries. The Wild Flavors and Specialty Ingredients business continued to focus on new revenue opportunities amid economic uncertainty and some softening in demand. Customers’ interest to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2015	2014	Change
Oilseeds	7,705	7,235	470
Corn	6,038	6,039	(1)
Milling and cocoa	1,884	1,904	(20)
Total	15,627	15,178	449

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Processed volumes of soybeans were increased from the same period in the prior year as a result of the continued strong demand environment for soybean meal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$5,697	$6,056	$(359)
Milling and Other	835	909	(74)
Transportation	71	78	(7)
Total Agricultural Services	6,603	7,043	(440)

Corn Processing
Sweeteners and Starches	974	1,005	(31)
Bioproducts	1,545	2,026	(481)
Total Corn Processing	2,519	3,031	(512)

Oilseeds Processing
Crushing and Origination	4,222	4,632	(410)
Refining, Packaging, Biodiesel, and Other	1,762	2,096	(334)
Cocoa and Other	719	895	(176)
Asia	44	73	(29)
Total Oilseeds Processing	6,747	7,696	(949)

Wild Flavors and Specialty Ingredients	588	264	324
Total Wild Flavors and Specialty Ingredients	588	264	324

Other - Financial	108	83	25
Total Other	108	83	25
Total	$16,565	$18,117	$(1,552)

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

Revenues decreased $1.6 billion, or 9%, to $16.6 billion due principally to lower sales prices ($3.5 billion) and partially offset by higher sales volumes ($1.9 billion). Sales prices decreased principally due to lower underlying agricultural commodity prices, in particular soybeans, corn, and wheat, and $1.6 billion in foreign currency translation impacts. Agricultural Services revenues decreased 6% to $6.6 billion due principally to lower sales prices ($0.9 billion) and partially offset by higher sales volumes ($0.5 billion). Corn Processing revenues decreased 17% to $2.5 billion due principally to lower sales prices ($0.6 billion) partially offset by higher sales volumes ($0.1 billion). Oilseeds Processing revenues decreased 12% to $6.7 billion due principally to lower sales prices ($2.0 billion) partially offset by higher sales volumes ($1.0 billion).  Wild Flavors and Specialty Ingredients revenues increased 123% to $0.6 billion due principally to the acquisition of Wild Flavors and Specialty Commodities, Inc. during the fourth quarter of fiscal 2014 ($0.3 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $1.2 billion to $15.5 billion due principally to lower average commodity prices, including $1.6 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a credit of $75 million from the effect of decreasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a credit of $315 million in the prior year’s quarter. Manufacturing expenses decreased $14 million to $1.4 billion primarily due to lower depreciation expenses resulting from the global chocolate and cocoa businesses being sold and accounted for as held-for-sale, respectively, during the current year quarter.

Gross profit decreased $0.4 billion, or 26%, to $1.1 billion due principally to lower ethanol margins ($131 million) and a decrease in the effects of decreasing commodity prices on LIFO inventory valuations ($240 million). These factors are explained in the segment operating profit discussion on pages 41 and 42. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $60 million to $511 million due principally to increased expenses of $69 million related to the inclusion of the results of Wild Flavors and SCI partially offset by lower salaries and benefits expense

Asset impairment, exit, and restructuring costs recognized in the current quarter of $65 million consisted of fixed asset impairments of $33 million related to sugar ethanol facilities in Brazil in the Corn Processing segment, restructuring charges of $28 million related principally to an international pension plan settlement, and other fixed asset impairments in the Oilseeds processing segment of $4 million.

Interest expense decreased $10 million to $69 million primarily due to lower interest rates resulting from the issuance of Euro-denominated debt and the repurchase of certain of the Company’s outstanding debentures.

Equity in earnings of unconsolidated affiliates increased $40 million to $61 million primarily due to improved earnings from the Company’s investments in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP) and higher earnings from the Company’s investment in Wilmar.

Other income decreased $207 million from $56 million to an expense of $151 million primarily due to a $189 million loss on debt extinguishment related to the repurchase of outstanding debt in the current year and the absence of a prior year gain of $156 million upon the Company’s effective dilution in the Pacificor joint venture, partially offset by a gain of $32 million on the sale of the global chocolate business and absence of prior year’s losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$57	$220	$(163)
Milling and Other	61	55	6
Transportation	31	35	(4)
Total Agricultural Services	149	310	(161)

Corn Processing
Sweeteners and Starches	124	157	(33)
Bioproducts	7	191	(184)
Total Corn Processing	131	348	(217)

Oilseeds Processing
Crushing and Origination	172	214	(42)
Refining, Packaging, Biodiesel, and Other	66	51	15
Cocoa and Other	65	26	39
Asia	32	26	6
Total Oilseeds Processing	335	317	18

Wild Flavors and Specialty Ingredients	70	65	5
Total Wild Flavors and Specialty Ingredients	70	65	5

Other - Financial	24	33	(9)
Total Other	24	33	(9)
Total Segment Operating Profit	709	1,073	(364)
Corporate	(342)	(40)	(302)
Earnings Before Income Taxes	$367	$1,033	$(666)

Agricultural Services operating profit decreased $161 million to $149 million. Merchandising and Handling results declined $163 million to $57 million primarily due to the absence of a gain in the 2014 quarter of $156 million from the Company’s effective dilution in the Pacificor joint venture. Also contributing to the decrease were ample global supplies of grain, reduced North American export competitiveness during the third quarter of 2015 due to the strong U.S. Dollar, and a large South American harvest. Milling and Other results improved $6 million to $61 million, due mainly to higher product margins and strong merchandising results. Transportation results declined $4 million due to lower barge freight rates.

Corn Processing operating profit decreased $217 million to $131 million. Included in the current quarter operating profit is $1 million of mark-to-market losses related to hedge timing effects compared to $7 million of gains in the prior year quarter. Excluding hedge timing effects, Sweeteners and Starches operating profit decreased $33 million. While North American sweetener volumes and margins remained solid, co-product margins were weaker, and the slower ramp-up of commercialized volumes at the Tianjin sweetener facility limited absorption of fixed costs. Excluding hedge timing effects, Bioproducts operating profit decreased $176 million due to lower industry ethanol margins. Strong industry production levels resulted in high industry inventory levels which kept industry margins considerably lower than last year. Also contributing to the decrease were fixed asset impairment charges of $33 million related to sugar ethanol facilities in Brazil.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased $18 million to $335 million. Included in the current quarter operating profit is $31 million of mark-to-market gains related to cocoa hedge timing effects compared to $4 million of losses in the prior period. Crushing and Origination operating profit decreased $42 million to $172 million due primarily to reduced softseed margins and volumes resulting from weaker global demand for vegetable oil and weaker results from risk management activities, partially offset by strong North American soybean crush margins. In South America, origination and export margins and volumes for corn and soybeans improved due to the weaker Brazilian Real. Refining, Packaging, Biodiesel, and Other operating profit increased $15 million to $66 million due to improved margins in North American oil refining operations. Excluding hedge timing effects, Cocoa and Other results increased $4 million due to the $32 million gain on sale of the global chocolate business partially offset by lower cocoa press margins and peanut processing results. Asia results increased $6 million to $32 million due to an increase from the Company’s share of the results from its equity investee, Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased $5 million to $70 million due primarily to the acquisition of Wild Flavors and SCI during the fourth quarter of fiscal 2014. Strong North American results for Wild Flavors were partially offset by lower overall results in the other specialty ingredients businesses due to weakness in many emerging economies and a strong U.S. Dollar, driving reduced volumes and margins across a number of product lines.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In millions)

LIFO credit (charge)	$75	$315	$(240)
Interest expense - net	(68)	(72)	4
Unallocated corporate costs	(113)	(107)	(6)
Other income (charges)	(217)	(102)	(115)
Minority interest and other	(19)	(74)	55
Total Corporate	$(342)	$(40)	$(302)

Corporate results were a net charge of $342 million this quarter compared to $40 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $75 million this quarter compared to a credit of$315 million in the prior year quarter. Other charges in the current period consisted of a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and restructuring charges of $28 million related principally to an international pension plan settlement. Other charges in the prior period consisted of a $102 million loss on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition. Minority interest and other expense in the prior period consisted primarily of a $56 million valuation loss related to the Company’s equity method investment in CIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net earnings attributable to controlling interests decreased $0.4 billion to $1.1 billion. Segment operating profit was $2.4 billion, down 11%, due primarily to weaker ethanol margins and lower volumes and margins of North American exports. The prior year period also included a gain of $156 million from the Company’s effective dilution in the Pacificor joint venture. Corporate results were a charge of $789 million in the current period compared to $518 million in the prior period. Corporate results in the current period include a charge of $189 million related to the repurchase of outstanding debt, in addition to a credit of $16 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a LIFO credit of $229 million in the prior period.

Income taxes decreased $132 million due to lower earnings before income taxes and an increased effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2015 increased to 28.7% compared to 27.5% for the nine months ended September 30, 2014 due primarily to the unfavorable impact of changes in discrete items, mainly the finalization of certain annual tax returns, and changes in the forecasted geographic mix of pretax earnings.

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services continued to be negatively impacted by increased crop availability and price-competitiveness of South American origin agricultural commodities in global markets. This resulted in margin pressure and decreased North American export volumes partially offset by higher domestic grain demand. The strong U.S. dollar put pressure on both volumes and margins for U.S. grain exports. The increase in global crop supply due to several large harvests has built world grain stocks keeping prices pressured for most of the period. Demand and prices for sweeteners and starches remained solid while co-product prices weakened. Ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol continuing to be a competitive octane enhancer. U.S. industry ethanol production remained at record-high levels for most of the period, limiting margins. South American oilseeds saw significantly higher volumes and margins for grain origination and exports due to the significant depreciation of the Brazilian Real against the U.S. Dollar. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins, particularly in Europe. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although general demand for biodiesel has been softer due to weaker economic conditions in various countries. The Wild Flavors and Specialty Ingredients business continued to focus on new revenue opportunities amid economic uncertainty and some softening in demand. Customers’ interest to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Oilseeds	24,992	23,709	1,283
Corn	17,049	18,124	(1,075)
Milling and cocoa	5,399	5,465	(66)
Total	47,440	47,298	142

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Record volumes of oilseeds were processed during the period, increased from the same period in the prior year as a result of the strong demand environment for soybean meal. Processed volumes of corn were decreased in response to the lower ethanol margin environment during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In millions)

Agricultural Services
Merchandising and Handling	$18,798	$23,049	$(4,251)
Milling and Other	2,673	2,754	(81)
Transportation	182	181	1
Total Agricultural Services	21,653	25,984	(4,331)

Corn Processing
Sweeteners and Starches	2,805	2,897	(92)
Bioproducts	4,759	6,337	(1,578)
Total Corn Processing	7,564	9,234	(1,670)

Oilseeds Processing
Crushing and Origination	12,214	14,615	(2,401)
Refining, Packaging, Biodiesel, and Other	5,228	6,488	(1,260)
Cocoa and Other	2,227	2,559	(332)
Asia	193	369	(176)
Total Oilseeds Processing	19,862	24,031	(4,169)

Wild Flavors and Specialty Ingredients	1,876	817	1,059
Total Wild Flavors and Specialty Ingredients	1,876	817	1,059

Other - Financial	302	241	61
Total Other	302	241	61
Total	$51,257	$60,307	$(9,050)

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

Revenues decreased $9.1 billion, or 15%, to $51.3 billion due principally to lower sales prices ($11.4 billion) partially offset by higher sales volumes ($2.3 billion). Sales prices decreased principally due to lower underlying agricultural commodity prices, in particular soybeans, corn, and wheat, and $4.9 billion in foreign currency translation impacts. Agricultural Services revenues decreased 17% to $21.7 billion primarily due to lower sales prices ($4.2 billion) and lower sales volumes ($0.1 billion). Corn Processing revenues decreased 18% to $7.6 billion due principally to lower sales prices ($1.9 billion) partially offset by higher sales volumes ($0.2 billion). Oilseeds Processing revenues decreased 17% to $19.9 billion due principally to lower sales prices ($5.3 billion) partially offset by higher sales volumes ($1.1 billion). Wild Flavors and Specialty Ingredients revenues increased 130% to $1.9 billion due principally to the acquisition of Wild Flavors and Specialty Commodities, Inc. during the fourth quarter of fiscal 2014 ($1.1 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $8.9 billion to $48.1 billion due principally to lower average commodity prices, including $4.8 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a credit of $16 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $229 million in the prior year’s period. Manufacturing expenses decreased $147 million to $4.1 billion primarily due to lower fuel usage and prices.

Gross profit decreased $0.2 billion, or 5%, to $3.2 billion due principally to lower ethanol margins ($0.4 billion) partially offset by strong soybean crushing volumes and margins ($0.2 billion). The effects of decreasing commodity prices on LIFO inventory valuations and loss on debt extinguishment was materially offset by the inclusion of the results of Wild Flavors and SCI and absence of a prior period loss on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition. These factors are explained in the segment operating profit discussion on page 47. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $258 million to $1.5 billion due principally to increased expenses of $215 million related to the inclusion of the results of Wild Flavors and SCI, and higher enterprise resource planning project, I.T., and other project-related expenses.

Asset impairment, exit, and restructuring costs recognized in the current period of $96 million consisted of long-lived asset and goodwill impairments related principally to certain international Oilseeds Processing facilities of $32 million, restructuring charges of $28 million related principally to an international pension plan settlement, fixed asset impairments of $34 million related primarily to sugar ethanol facilities in Brazil in the Corn Processing segment, and other fixed asset impairments in the Agricultural Services segment of $2 million. Asset impairment, exit, and restructuring costs recognized in the prior period of $31 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million.

Interest expense declined $16 million to $235 million primarily due to lower interest rates resulting from the issuance of Euro-denominated debt and the repurchase of certain of the Company’s outstanding debentures.

Equity in earnings of unconsolidated affiliates increased $56 million to $287 million primarily due to higher earnings from the Company’s investment in CIP.

Other income decreased $128 million from $76 million to an expense of $52 million primarily due to a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and absence of prior period’s gain of $156 million upon the Company’s effective dilution in the Pacificor joint venture, partially offset by the gain on sale of the global chocolate business of $32 million, gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal of $27 million, gain on sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and gain on sale of the lactic business of $6 million, and the absence of prior period’s losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In millions)

Agricultural Services
Merchandising and Handling	$229	$404	$(175)
Milling and Other	183	137	46
Transportation	83	95	(12)
Total Agricultural Services	495	636	(141)

Corn Processing
Sweeteners and Starches	360	376	(16)
Bioproducts	88	496	(408)
Total Corn Processing	448	872	(424)

Oilseeds Processing
Crushing and Origination	768	538	230
Refining, Packaging, Biodiesel, and Other	179	199	(20)
Cocoa and Other	86	51	35
Asia	115	106	9
Total Oilseeds Processing	1,148	894	254

Wild Flavors and Specialty Ingredients	242	198	44
Total Wild Flavors and Specialty Ingredients	242	198	44

Other - Financial	39	52	(13)
Total Other	39	52	(13)
Total Segment Operating Profit	2,372	2,652	(280)
Corporate	(789)	(518)	(271)
Earnings Before Income Taxes	$1,583	$2,134	$(551)

Agricultural Services operating profit decreased $141 million to $495 million. Merchandising and Handling results declined $175 million to $229 million. The current period includes a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest, and the prior period includes a gain of $17 million related to a partial recovery of a $22 million loss provision originally established in the second quarter of 2013 and a gain of $156 million from the Company’s effective dilution in the Pacificor joint venture. Also contributing to the decrease were ample global supplies of grain, reduced North American export competitiveness during the third quarter of 2015 due to the strong U.S. Dollar, and a large South American harvest. Milling and Other results improved $46 million to $183 million due to higher product margins and strong merchandising results. Transportation results declined $12 million to $83 million due to increased operating expenses associated with water conditions in the U.S in the latter half of the second quarter and lower freight rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit decreased $424 million to $448 million. Included in the current period operating profit is approximately $4 million of mark-to-market losses related to hedge timing effects compared to $12 million of gains in the prior period. Excluding these items, Sweeteners and Starches operating profit decreased $16 million due principally to weaker co-product margins partially offset by good sweetener volumes and margins. Excluding hedge timing effects, Bioproducts operating profit in the period declined by $392 million primarily due to lower industry ethanol margins. Strong industry production levels resulted in high industry inventory levels which kept industry margins considerably lower than last year. Also contributing to the decrease were fixed asset impairment charges of $33 million related to sugar ethanol facilities in Brazil.

Oilseeds Processing operating profit increased $254 million to $1.1 billion. Included in the current period operating profit is $20 million of mark-to-market gains related to cocoa hedge timing effects compared to $29 million of losses in the prior period. Crushing and Origination operating profit increased $230 million to $768 million primarily due to strong soybean crushing volumes and margins in North America and Europe, driven by strong demand and an ample global bean supply partially offset by reduced softseed margins and volumes, particularly in Europe, resulting from weaker global demand for vegetable oil. Large South American corn and soybean harvests also helped support a significant improvement in South American origination results. The current period also includes a gain of $68 million related to the sale of assets to the new Barcarena export terminal joint venture in Brazil. Refining, Packaging, Biodiesel, and Other operating profit declined $20 million to $179 million primarily due to lower South American and European results partially offset by improved margins in North American oil refining operations. Excluding hedge timing effects, Cocoa and Other results declined $14 million. The current period gain of $32 million on the sale of the global chocolate business was materially offset by lower cocoa press margins and peanut processing results. Asia results improved $9 million to $115 million, principally reflecting an increase from the Company’s share of its results from its equity investee, Wilmar, partially offset by long-lived asset and goodwill impairments.

Wild Flavors and Specialty Ingredients operating profit increased $44 million to $242 million due primarily to the acquisition of Wild Flavors and SCI during the fourth quarter of fiscal 2014. Strong North American results for Wild Flavors were partially offset by lower overall results in the other specialty ingredients businesses due to weakness in many emerging economies and a strong U.S. Dollar, driving reduced volumes and margins across a number of product lines.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In millions)
LIFO credit (charge)	$16	$229	$(213)
Interest expense - net	(226)	(243)	17
Unallocated corporate costs	(344)	(296)	(48)
Other income (charges)	(217)	(133)	(84)
Minority interest and other	(18)	(75)	57
Total Corporate	$(789)	$(518)	$(271)

Corporate results were a net charge of $789 million in the current period compared to $518 million in the prior period. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $16 million in the current period compared to a credit of $229 million in the prior period. Interest expense - net declined $17 million due principally to lower interest rates. Unallocated corporate costs increased $48 million due primarily to increased pension expense resulting from the new mortality table and lower discount rates to calculate expense of $8 million and increased spending on the Company’s ERP program and various strategic business improvement projects of $42 million. Other charges in the current period consisted of a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and restructuring charges of $28 million related principally to an international pension plan settlement. Other charges in the prior period of $133 million consisted of a $102 million loss on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million, and restructuring charges related to the integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million. Minority interest and other expense in the prior period consisted primarily of a $56 million valuation loss related to the Company’s equity method investment in CIP.

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

At September 30, 2015, the Company had $1.1 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital is $4.6 billion of readily marketable commodity inventories. Cash provided by operating activities was $1.1 billion for the nine months compared to $4.4 billion the same period last year. Working capital changes were a net use of cash of $0.4 billion for the nine months compared to a net source of $2.5 billion the same period last year. Trade receivables decreased $0.5 billion due principally to lower revenues resulting from lower sales prices. Inventories declined approximately $1.7 billion at September 30, 2015 compared to December 31, 2014 due to seasonally lower inventory quantities. Trade payables declined approximately $1.2 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.3 billion for the nine months compared to $0.4 billion the same period last year. Marketable securities purchases were $0.8 billion for the nine months compared to $0.9 billion the same period last year. Capital expenditures were $0.8 billion for the nine months compared to $0.6 billion the same period last year. Cash used in financing activities was $1.2 billion for the nine months compared to $2.6 billion the same period last year. Return of capital was $2.3 billion for the nine months compared to $1.2 billion the same period last year. Long-term debt borrowings in the current period include the €1.1 billion Notes issued on June 24, 2015. Long-term debt payments in the current period include the purchase of $794 million aggregate principal amount of certain of the Company’s outstanding debentures for $961 million pursuant to the cash tender offers while the prior period included the $1.15 billion convertible debt settled with available cash in February 2014.

At September 30, 2015, the Company’s capital resources included net worth of $17.9 billion and lines of credit totaling $5.7 billion, of which $4.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 25% and 22% at September 30, 2015 and December 31, 2014, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.9 billion of commercial paper outstanding at September 30, 2015.

As of September 30, 2015, the Company had cash of $0.7 billion, of which, $0.4 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $3.6 billion, and domestic cash and cash equivalents at September 30, 2015 of $0.3 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2015, the Company utilized $1.1 billion of its facility under the Programs.

For the nine months ended September 30, 2015, the Company spent $0.8 billion in capital expenditures, $0.5 billion in dividends, and $1.8 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 37.5 million shares for the nine months ended September 30, 2015. The Company has 62.5 million shares remaining that may be purchased under the program until December 31, 2019.

The Company’s capital expenditures estimate for 2015 is in the range of $1.1 billion to $1.3 billion. In 2015, the Company expects a cash outlay of approximately $0.7 billion in dividends, and $1.5 billion to $2.0 billion in share repurchases, subject to strategic capital requirements. Based on the spending levels for the nine months ended September 30, 2015, the Company expects capital spending to be in the lower end of the estimated range and the stock buybacks to be in the higher end of the estimated range.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 1, 2015, the Company accepted for purchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for purchase. In September 2015, the Company redeemed $141 million of its 5.45% outstanding debentures for $156 million. To finance the cash tender offers and debt redemption, the Company issued Euro-denominated debt on June 24, 2015 (see Note 10 of “Notes to Consolidated Financial Statements include in Item 1 herein, “Financial Statements” (Item 1) for more information). The Company recognized a debt extinguishment charge of $189 million, including transaction expenses of $7 million, in the quarter ended September 30, 2015 pertaining to these transactions.

On July 31, 2015, the Company completed the sale of its global chocolate business to Cargill, Inc. for $431 million. The Company recorded a gain on disposal of $32 million, net of transaction expenses, in the Oilseeds Processing segment in the quarter ended September 30, 2015.

On October 16, 2015, the Company completed the acquisition of Eatem Foods Company, a leading developer and producer of premium traditional, natural, and organic savory flavor systems, for $160 million, and closed on the sale of its global cocoa business to Olam International Limited. The cocoa sale is valued at about $1.2 billion, subject to post-closing adjustments.

In October 2015, the Company acquired 9.3 million additional shares in Wilmar for approximately $20 million increasing its ownership interest from 18.1% to 18.5%.

On November 2, 2015, the Company completed the acquisition of the remaining interest of Eaststarch C.V. for €240 million (approximately $265 million), subject to post-closing adjustments.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2015 and December 31, 2014 were $12.6 billion and $14.1 billion, respectively. The decrease is related to obligations to purchase lower quantities of agricultural commodity inventories and lower prices. As of September 30, 2015, the Company expects to make payments related to purchase obligations of $11.7 billion within the next twelve months.

There were no other material changes in the Company’s contractual obligations during the nine months ended September 30, 2015.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In June 2015, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) and increased its facility from $1.2 billion to $1.3 billion. The Program terminates on June 24, 2016, unless extended.

There were no other material changes in the Company’s off balance sheet arrangements during the nine months ended September 30, 2015.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2015 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

	Nine months ended		Year ended
	September 30, 2015		December 31, 2014
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(318)	$(32)	$(97)	$(10)
Lowest position	(1,851)	(185)	(1,672)	(167)
Average position	(894)	(89)	(837)	(84)

The increase in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position partially offset by a decrease in prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-5(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

On October 1, 2014 and November 18, 2014, the Company completed the acquisitions of WILD Flavors Gmbh (Wild Flavors)and Specialty Commodities, Inc. (SCI), respectively. The Company has completed its review of the internal control structures of Wild Flavors and SCI and has incorporated its controls and procedures into the acquired businesses as of September 30, 2015. Except for these acquisitions, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 11 in Item 1 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. Plaintiffs have submitted an expert report alleging as much as $1.6 billion in damages against all the defendants in the case, including the Company. Defendants vigorously deny the plaintiffs’ allegations and have filed a counterclaim. Trial is scheduled to begin on November 3, 2015.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2015. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2015 to
July 31, 2015	4,808,171	$47.923	4,808,171	71,367,169

August 1, 2015 to
August 31, 2015	3,617,493	46.582	3,479,779	67,887,390

September 1, 2015 to
September 30, 2015	5,357,854	43.381	5,353,009	62,534,381
Total	13,783,518	$45.805	13,640,959	62,534,381

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2015, there were 142,559 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: November 3, 2015