Form 10-K
period 2015-12-31
ARCHER DANIELS MIDLAND CO
filed 2016-02-19
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, no par value--$28.9 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2015)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—593,898,294 shares
(January 29, 2016)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 5, 2016, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “anticipates”, “believes”, “expects”, “plans”, “future”, “intends”, “could”, “estimate”, “predict”, “potential” or “contingent”, the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2015.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s largest processors of oilseeds, corn, wheat, and other agricultural commodities and is a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as processed agricultural commodities.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

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

Segment Descriptions

The Company’s operations are organized, managed, and classified into four reportable business segments: Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data.”

Effective January 1, 2015, the Company has formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of the Wild Flavors businesses (Wild Flavors) and Specialty Commodities, Inc. (SCI), which were acquired during the fourth quarter of fiscal 2014, are reported in this segment in addition to results of certain product lines previously reported in the Agricultural Services, Corn Processing, and Oilseeds Processing business segments. Prior period results of the product lines previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

Item 1.	BUSINESS (Continued)

Agricultural Services

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to structured trade finance and the processing of wheat into wheat flour. In May 2015, the Company acquired the remaining interests in North Star Shipping and Minmetal which operate export facilities at the Romanian Port of Constanta on the Black Sea.

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

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of the Company’s Brazilian sugarcane ethanol plant and related operations. In May 2015, the Company sold its lactic acid business. In November 2015, the Company completed the purchase of the remaining interest in Eaststarch C.V.

Almidones Mexicanos S.A., in which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Item 1.	BUSINESS (Continued)

Oilseeds Processing

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. In September 2015, the Company completed the purchase of Belgian oil bottler, AOR N.V.

The Company has an equity interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company. During the year, the Company acquired additional shares, increasing its ownership interest from 17.3% to 19.0%. Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

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

Wild Flavors and Specialty Ingredients

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014 and Eatem Foods, a leading developer and producer of premium traditional, natural, and organic savory flavor systems, which was acquired in the fourth quarter of 2015.

Item 1.	BUSINESS (Continued)

Other

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Limited, a member of several commodity exchanges and clearing houses in Europe, ADMIS Hong Kong Limited, and ADMIS Singapore Pte. Limited, are wholly owned subsidiaries of the Company offering broker services in Europe and Asia.

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

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), in which the Company has a 43.7% interest, is a joint venture which targets investments in food, feed ingredients, and bioproducts businesses.

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

Concentration of Revenues by Product

The following products account for 10% or more of revenues for the following periods:

	% of Revenues
	Years Ended December 31,
	2015	2014	2013
Soybeans	16%	16%	18%
Soybean Meal	13%	13%	11%
Corn	11%	10%	9%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Recent acquisitions especially in the Wild Flavors and Specialty Ingredients segment expand the Company’s ability to serve the customers’ evolving needs through its offering of natural flavor and ingredient products. The Company does not expect any of its new products to have a significant impact on the Company’s revenues in 2016.

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

Item 1.	BUSINESS (Continued)

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses, including approximately $209 million of trademarks from the Wild Flavors acquisition in 2014, but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is widely diversified in global agribusiness markets, there are no material seasonal fluctuations in overall global processing volumes and the sale and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, sugarcane, and other grains.

The prices of agricultural commodities, which may fluctuate significantly and change quickly, directly affect the Company’s working capital requirements.  Because the Company has a higher portion of its operations in the northern hemisphere, principally North America and Europe, relative to the southern hemisphere, primarily South America, inventory levels typically peak after the northern hemisphere fall harvest and are generally lower during the northern hemisphere summer months.  Working capital requirements have historically trended with inventory levels.  No material part of the Company’s business is dependent upon a single customer or very few customers.  The Company has seasonal financing arrangements with farmers in certain countries around the world.  Typically, advances on these financing arrangements occur during the planting season and are repaid at harvest.

Competition

The Company has significant competition in the markets in which it operates based principally on price, foreign exchange rates, quality, global supply, and alternative products, some of which are made from different raw materials than those utilized by the Company.  Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio.

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the years ended December 31, 2015, 2014, and 2013, net of reimbursements of government grants, was approximately $122 million, $79 million, and $59 million, respectively.  The increase in 2014 and 2015 is due principally to research and development activities of the recently acquired Wild Flavors.

Recent acquisitions have significantly increased the Company’s laboratories and technical centers around the world that greatly enhance the Company’s ability to interact with customers in Europe, Asia, and South America, not only to provide flavors, but also to support the sales of other food ingredients. In addition, the acquisition of Wild Flavors approximately doubled the number of scientists and technicians in research and development. A number of these laboratories are being expanded with new capabilities to enhance the Company’s ability to develop custom solutions for our customers.

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on projects to demonstrate carbon capture and sequestration as a viable option for reducing carbon dioxide emissions from manufacturing operations. The first project, Illinois Basin Decatur Project, started operations in the first quarter of fiscal year ended June 30, 2012 and successfully completed injecting 1 million tons of CO2 in the fourth quarter of fiscal year ended December 31, 2014. The second project, the Illinois Industrial Carbon Capture & Sequestration, commenced construction in the fourth quarter of fiscal year ended June 30, 2012 and was completed in the fourth quarter of fiscal year ended December 31, 2015. This second facility obtained the underground injection control permit in November 2014 and is expected to receive authorization to start injection in the first quarter of fiscal year 2016.

Item 1.	BUSINESS (Continued)

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

Environmental Compliance

During the year ended December 31, 2015, $61 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

The Company’s business could be affected in the future by national and global regulation or taxation of greenhouse gas emissions. In the United States, the U.S. Environmental Protection Agency (EPA) has adopted regulations requiring the owners and operators of certain facilities to measure and report their greenhouse gas emissions. The U.S. EPA has also begun to regulate greenhouse gas emissions from certain stationary and mobile sources under the Clean Air Act. For example, the U.S. EPA has promulgated rules regarding the construction and operation of boilers, which could indirectly affect the Company by limiting the construction of new coal-fired boilers and significantly increasing the complexity and cost of modifying any existing coal-fired boilers. California is also moving forward with various programs to reduce greenhouse gases. Globally, a number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation, regulations, and agreements. Most notable is the European Union Greenhouse Gas Emission Trading System. The Company has several facilities in Europe that participate in this system. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences could include increased energy, transportation, raw material, and administrative costs and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 32,300 at December 31, 2015 and 33,900 at December 31, 2014.  The net decrease in the number of full-time employees is primarily related to the sale of the Company’s cocoa and chocolate businesses partially offset by acquisitions.

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

The Company faces risks in the normal course of business and through global, regional, and local events that could have an adverse impact on its reputation, operations, and financial performance.

Management directs a Company-wide Integrated Risk Management (IRM) program, with oversight from the Company’s Board of Directors. The Company’s Audit Committee has the delegated risk management oversight responsibility and receives updates on the risk management processes and key risk factors on a quarterly basis.

The risk factors that follow are the main risks that the IRM program focuses on to protect and enhance shareholder value through intentional risk mitigation plans based on management-defined risk limits.

The Company, through its business unit, functional, and corporate teams, are continually updating, assessing, monitoring, and mitigating these and other business and compliance risks through the IRM program.

The availability and prices of the agricultural commodities and agricultural commodity products the Company procures, transports, stores, processes, and merchandises can be affected by weather conditions, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations due to changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities used by the Company in its operations is maintained. These factors have historically caused volatility in the availability and prices of agricultural commodities and, consequently, in the Company’s operating results and working capital requirements.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.  For example, a drought in North America in 2012 reduced the availability of corn and soybean inventories while prices increased.  High and volatile commodity prices can adversely affect the Company’s ability to meet its liquidity needs. Conversely, if supplies are abundant and crop production globally outpaces demand for more than one or two crop cyles, price volatility is somewhat diminished. This could result in reduced operating results due to the lack of supply chain dislocations and reduced market spread and basis opportunities.

Item 1A.	RISK FACTORS (Continued)

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, workforce, and other materials and supplies.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate revenues in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  Significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products, thereby negatively impacting the competitiveness of the Company’s significant origination, processing, and export footprint, and the Company’s operating results. In addition, continued merger and acquisition activities resulting in further consolidations result in greater cost competitiveness and global scale of certain players in the industry that could impact the relative competitiveness of the Company. To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, maintaining a high level of product safety and quality, and working with customers to develop new products and tailored solutions.

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

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products, or in the case of ethanol, blended into gasoline to increase octane content. Therefore, the selling prices of ethanol and biodiesel can be impacted by the selling prices of gasoline, diesel fuel, and other octane enhancers.  A significant decrease in the price of gasoline, diesel fuel, or other octane enhancers could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel and could adversely affect the Company’s revenues and operating results.

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 54 percent of the Company’s processing plants and 70 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, Brazil) and emerging market areas (such as Eastern Europe, Asia, portions of South and Central America, the Middle East, and Africa). One of the Company’s strategies is to expand the global reach of its core model which may include expanding or developing its business in emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows (such as concerning genetically modified organisms), local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets potentially creating unanticipated assessments of taxes, fees, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, thus reducing the Company’s overall market value.

Item 1A.	RISK FACTORS (Continued)

Government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; regulatory policies or matters that affect a variety of businesses; and political instability could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, product safety and labeling, renewable fuels, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel, including but not limited to changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have an impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s agricultural commodity risk management practices as well as the Company’s futures commission merchant business. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

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

The Company’s strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. Government policies, including anti-trust and competition law, trade restrictions, food safety regulations, and other government regulations and mandates, can impact the Company’s ability to execute this strategy successfully.

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

The Company does business globally, connecting crops and markets in 165 countries.  The Company is required to comply with the numerous and broad-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received large tax assessments from tax authorities in Brazil and Argentina, challenging income tax positions taken by subsidiaries of the Company covering various prior periods.  Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

The production of the Company’s products requires the use of materials which can create emissions of certain regulated substances, including greenhouse gas emissions.  Although the Company has programs in place throughout the organization globally to ensure compliance with laws and regulations, failure to comply with these laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

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

The Company’s operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  If access to these navigable waters is interrupted, the Company’s operating results could be adversely affected.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism, for example, economic adulteration of the Company’s products, or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could adversely affect the Company’s revenues and operating results.

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

The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company monitors position limits and engages in other strategies and controls to manage these risks.  The Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $3.9 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the year ended December 31, 2015 was $5.0 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues or financial results related to these investments that may impact the Company’s revenues and operating results.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company has put in place security measures to protect itself against cyber-based attacks and disaster recovery plans for its critical systems.  However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer interruptions in its ability to manage its operations, loss of valuable data, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	145	6	151	274	26	300
International	117	12	129	106	23	129
	262	18	280	380	49	429

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 290 warehouses and terminals primarily used as bulk storage facilities and 39 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 2,000 barges, 13,400 rail cars, 200 trucks, 1,300 trailers, and 10 oceangoing vessels; and leases, under operating leases, approximately 500 barges, 14,800 rail cars, 400 trucks, 110 trailers and 21 oceangoing vessels.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Milling & Other
North America
U.S.*	2	32	34	—
Barbados	—	1	1	—
Belize	—	1	1	—
Canada	—	10	10	—
Grenada	—	2	2	—
Jamaica	—	3	3	—
Total	2	49	51	—
Daily capacity
Metric tons (in 1,000’s)	2	26	28	—
Europe
U.K.	—	3	3	4
Total	—	3	3	4
Daily capacity
Metric tons (in 1,000’s)	—	1	1	1
Grand Total	2	52	54	4
Total daily capacity
Metric tons (in 1,000’s)	2	27	29	1

*The U.S. plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	170	22
Canada	1	—
Dominican Republic	1	—
Mexico	4	—
Total	176	22
Storage capacity
Metric tons (in 1,000’s)	12,811	858
South America
Argentina	3	—
Total	3	—
Storage capacity
Metric tons (in 1,000’s)	477	—
Europe
Hungary	2	—
Ireland	2	—
Romania	11	3
Ukraine	7	—
Total	22	3
Storage capacity
Metric tons (in 1,000’s)	750	25
Grand Total	201	25
Total storage capacity
Metric tons (in 1,000’s)	14,038	883

*The U.S. procurement facilities are located in Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned	Leased
	Wet Milling	Dry Milling	Other	Total	Wet Milling, Dry Milling, & Other
North America
U.S.*	5	3	27	35	6	1
Canada	—	—	3	3	—	—
Puerto Rico	—	—	3	3	—	—
Trinidad & Tobago	—	—	1	1	—	—
Total	5	3	34	42	6	1
Daily/Storage capacity
Metric tons (in 1,000’s)	43	22	8	73	352	—
South America
Brazil	—	—	1	1	—	—
Total	—	—	1	1	—	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—
Europe
Bulgaria	1	—	—	1	—	—
Turkey	1	—	—	1	—	—
Total	2	—	—	2	—	—
Daily/Storage capacity
Metric tons (in 1,000’s)	2	—	—	2	—	—
Asia
China	—	—	3	3	—	—
Total	—	—	3	3	—	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	1	1	—	—
Grand Total	7	3	38	48	6	1
Total daily/storage capacity
Metric tons (in 1,000’s)	45	22	9	76	352	—

*The U.S. processing plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, Texas, and Washington.

* The U.S. procurement facilities are located in Idaho, Iowa, and Minnesota.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned					Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Cocoa & Other	Asia	Total	Asia
North America
U.S.*	24	16	14	—	54	—
Canada	3	3	1	—	7	—
Mexico	1	—	—	—	1	—
Total	28	19	15	—	62	—
Daily capacity
Metric tons (in 1,000’s)	58	16	3	—	77	—
South America
Argentina	—	—	1	—	1	—
Bolivia	1	2	—	—	3	—
Brazil	6	9	—	—	15	—
Paraguay	1	—	—	—	1	—
Peru	—	1	—	—	1	—
Total	8	12	1	—	21	—
Daily capacity
Metric tons (in 1,000’s)	18	5	—	—	23	—
Europe
Belgium	—	2	—	—	2	—
Czech Republic	1	1	—	—	2	—
France	—	1	—	—	1	—
Germany	4	9	—	—	13	—
Netherlands	1	1	—	—	2	—
Poland	2	4	—	—	6	—
Switzerland	—	1	—	—	1	—
Ukraine	1	—	—	—	1	—
U.K.	1	3	—	—	4	—
Total	10	22	—	—	32	—
Daily capacity
Metric tons (in 1,000’s)	34	17	—	—	51	—
Asia
India	—	—	—	2	2	3
Total	—	—	—	2	2	3
Daily capacity
Metric tons (in 1,000’s)	—	—	—	1	1	1
Africa
South Africa	—	—	4	—	4	—
Total	—	—	4	—	4	—
Daily capacity
Metric tons (in 1,000’s)	—	—	2	—	2	—
Grand Total	46	53	20	2	121	3
Total daily capacity
Metric tons (in 1,000’s)	110	38	5	1	154	1

*The U.S. plants in the table above are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing & Origination	Cocoa & Other	Total	Crushing & Origination	Cocoa & Other	Total
North America
U.S.*	9	70	79	3	—	3
Canada	6	—	6	1	—	1
Total	15	70	85	4	—	4
Storage capacity
Metric tons (in 1,000’s)	310	300	610	—	—	—
South America
Argentina	—	1	1	—	1	1
Bolivia	5	—	5	—	—	—
Brazil	33	—	33	2	—	2
Colombia	2	—	2	3	—	3
Chile	—	—	—	2	—	2
Paraguay	14	—	14	4	—	4
Uruguay	1	—	1	6	—	6
Total	55	1	56	17	1	18
Storage capacity
Metric tons (in 1,000’s)	1,957	6	1,963	364	—	364
Europe
Netherlands	1	—	1	—	—	—
Germany	5	—	5	—	—	—
Poland	5	—	5	1	—	1
Slovakia	2	—	2	—	—	—
Total	13	—	13	1	—	1
Storage capacity
Metric tons (in 1,000’s)	800	—	800	75	—	75
Grand Total	83	71	154	22	1	23
Total storage capacity
Metric tons (in 1,000’s)	3,067	306	3,373	439	—	439

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Illinois, Idaho, Michigan, Mississippi, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Wild Flavors and Specialty Ingredients
	Processing Plants		Procurement Facilities
	Owned	Leased	Owned
North America
U.S.*	22	6	19
Canada	3	—	—
Total	25	6	19
Daily/Storage capacity
Metric tons (in 1,000’s)	2	—	270
South America
Brazil	1	—	—
Total	1	—	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—
Europe
France	1	—	—
Germany	4	1	—
Netherlands	2	1	—
Poland	2	—	—
Spain	1	—	—
Switzerland	1	—	—
Turkey	—	1	—
Total	11	3	—
Daily/Storage capacity
Metric tons (in 1,000’s)	2	1	—
Asia
China	1	—	—
India	—	1	—
Japan	1	1	—
Total	2	2	—
Daily/Storage capacity
Metric tons (in 1,000’s)	1	1	—
Grand Total	39	11	19
Total storage capacity
Metric tons (in 1,000’s)	5	2	270

*The U.S. processing plants are located in California, Illinois, Idaho, Iowa, Kentucky, Michigan, Nebraska, New Jersey, North Carolina, North Dakota, Ohio, Oregon, and Washington.

*The U.S. procurement facilities are located in Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 21 of Item 8 for information on the Company’s legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed and traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices of the common stock as reported on the New York Stock Exchange and common stock cash dividends declared per share.

			Cash
	Market Price		Dividends
	High	Low	Per Share
Fiscal Year 2015-Quarter Ended
December 31	$47.03	$33.84	$0.28
September 30	49.50	40.66	0.28
June 30	53.31	47.23	0.28
March 31	52.60	45.15	0.28
Fiscal Year 2014-Quarter Ended
December 31	$53.91	$41.63	$0.24
September 30	52.36	44.15	0.24
June 30	45.40	41.72	0.24
March 31	43.60	37.92	0.24

The number of registered shareholders of the Company’s common stock at December 31, 2015, was 10,742.

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2015 to October 31, 2015	4,425,887	$43.981	4,424,031	58,110,350
November 1, 2015 to November 30, 2015	1,440,991	39.764	1,440,991	56,669,359
December 1, 2015 to December 31, 2015	436	38.518	436	56,668,923
Total	5,867,314	$42.945	5,865,458	56,668,923

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2015, there were 1,856 shares received as payment for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2015, there were no shares received as payment for the exercise price of stock option exercises.

(2) On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on June 30, 2010 and assumes all dividends have been reinvested through December 31, 2015.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended			Six Months Ended		Fiscal Years Ended
	December 31			December 31		June 30
	2015	2014	2013	2012	2011	2012	2011
					(Unaudited)
Revenues	$67,702	$81,201	$89,804	$46,729	$45,208	$89,038	$80,676
Depreciation	799	850	827	396	391	793	827
Net earnings attributable to controlling interests	1,849	2,248	1,342	692	540	1,223	2,036
Basic earnings per common share	2.99	3.44	2.03	1.05	0.81	1.84	3.17
Diluted earnings per common share	2.98	3.43	2.02	1.05	0.81	1.84	3.13
Cash dividends	687	624	501	230	224	455	395
Per common share	1.12	0.96	0.76	0.35	0.335	0.685	0.62
Working capital	$8,324	$10,426	$12,872	$12,769	$12,395	$12,328	$14,286
Current ratio	1.6	1.7	1.8	1.8	1.8	1.8	2.1
Inventories	8,243	9,374	11,441	13,836	12,415	12,192	12,055
Net property, plant, and equipment	9,853	9,851	10,069	10,097	9,601	9,787	9,500
Gross additions to property, plant, and equipment	1,350	1,357	947	641	1,058	1,719	1,512
Total assets	40,157	43,997	43,720	45,100	41,661	41,734	42,310
Long-term debt, excluding current maturities	5,779	5,528	5,315	6,420	6,722	6,498	8,224
Shareholders’ equity	17,915	19,630	20,194	19,131	18,165	18,169	18,838
Per common share	30.11	30.82	30.64	29.03	27.44	27.57	27.87
Weighted average shares outstanding-basic	618	653	661	660	669	665	642
Weighted average shares outstanding-diluted	621	656	663	661	670	666	654

Prior periods have been restated for the adoption of the amended guidance of Accounting Standards Codification Subtopic 835-30, Interest - Imputation of Interest, and the reclassification of capitalized software costs from net property, plant, and equipment to goodwill and other intangible assets (see Note 1 in Item 8 for more information).

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2015 include gains totaling $530 million ($515 million after tax, equal to $0.83 per share) related primarily to the sale of the cocoa, chocolate, and lactic businesses, revaluation of the Company’s previously held investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc as discussed in Note 12 in Item 8; long-lived asset impairment charges of $129 million ($109 million after tax, equal to $0.18 per share) related primarily to certain international Oilseeds Processing facilities, sugar ethanol facilities in Brazil, and goodwill, intangible, and property, plant, and equipment asset impairments as discussed in Note 19 in Item 8; restructuring and exit charges of $71 million ($63 million after tax, equal to $0.10 per share) related to an international pension plan settlement, sugar ethanol facilities in Brazil, and other restructuring charges as discussed in Note 19 in Item 8; loss provisions, settlements, and inventory writedown of $67 million ($58 million after tax, equal to $0.09 per share); release of a valuation allowance on certain deferred tax assets of $66 million (equal to $0.11 per share); and loss on debt extinguishment of $189 million ($118 million after tax, equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures as discussed in Note 12 in Item 8.

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2014 include a gain on sale of assets related to the sale of the fertilizer business and other asset of $135 million ($89 million after tax, equal to $0.14 per share); gain of $156 million ($97 million after tax, equal to $0.15 per share) upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units; and loss of $102 million ($63 million after tax, equal to $0.10 per share) on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, as discussed in Note 12 in Item 8; asset impairment charges related to certain fixed assets of $41 million ($26 million after tax, equal to $0.04 per share) and $64 million ($41 million after tax, equal to $0.06 per share) of costs related to the relocation of the global headquarters to Chicago, Illinois, and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges, as discussed in Note 19 in Item 8; and a charge of $98 million ($61 million after tax, equal to $0.09 per share) related to pension settlements.

•
Net earnings attributable to controlling interests for the year ended December 31, 2013 include other-than-temporary impairment charges of $155 million ($155 million after tax, equal to $0.23 per share) on the Company’s GrainCorp investment; asset impairment charges of $51 million ($51 million after tax, equal to $0.08 per share) related to the Company’s Brazilian sugar milling business; and other impairment charges principally for certain property, plant and equipment assets totaling $53 million ($34 million after tax, equal to $0.05 per share) as discussed in Note 19 in Item 8; realized losses on Australian dollar currency hedges of $40 million ($25 million after tax, equal to $0.04 per share) related to the proposed GrainCorp acquisition; valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share); income tax benefit recognized in the current period of $55 million (equal to $0.08 per share) related to biodiesel blending credits earned in the prior periods; charges of $54 million ($37 million after tax, equal to $0.06 per share) related to the FCPA matter; and other charges of $18 million ($12 million after tax, equal to $0.02 per share).

•
Net earnings attributable to controlling interests for the six months ended December 31, 2012 include an asset impairment charge of $146 million ($107 million after tax, equal to $0.16 per share) related to the Company’s investments associated with Gruma; a gain of $62 million ($49 million after tax, equal to $0.07 per share) related to the Company’s interest in GrainCorp; a gain of $39 million ($24 million after tax, equal to $0.04 per share) related to the sale of certain of the Company’s exchange membership interests; and charges of $68 million ($44 million after tax, equal to $0.07 per share) related to pension settlements.

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

•
Net earnings attributable to controlling interests for the year ended June 30, 2011 include a gain of $71 million ($44 million after tax, equal to $0.07 per share) related to the acquisition of the remaining interest in Golden Peanut; start up costs for the Company’s significant new greenfield plants of $94 million ($59 million after tax, equal to $0.09 per share); charges on early extinguishment of debt of $15 million ($9 million after tax, equal to $0.01 per share); gains on interest rate swaps of $30 million ($19 million after tax, equal to $0.03 per share); and a gain of $78 million ($49 million after tax, equal to $0.07 per share) related to the sale of bank securities held by the Company’s equity investee, Gruma.  During the second quarter of fiscal year 2011, the Company updated its estimates for service lives of certain of its machinery and equipment assets.  The effect of this change in accounting estimate on pre-tax earnings for the year ended June 30, 2011 was an increase of $133 million ($83 million after tax, equal to $0.13 per share).  Basic and diluted weighted average shares outstanding for 2011 include 44 million shares issued on June 1, 2011 related to the Equity Unit conversion.  Diluted weighted average shares outstanding for 2011 include 44 million shares assumed issued on January 1, 2011 as required using the “if-converted” method of calculating diluted earnings per share for the quarter ended March 31, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in 165 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed, and classified into four reportable business segments: Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other. See Note 17 of Item 8 for more information about the Company’s business segments.

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

The Company’s recent significant portfolio actions and announcements include:

•	the construction of a new feed pre-mix plant in the city of Zhangzhou, China and a new feed plant in Glencoe, Minnesota;

•	the expansion of export facilities in Puerto San Martin, in the Argentine State of Sante Fe;

•	the construction of a soy protein production complex in Campo Grande, Mato Grosso do Sul in Brazil;

•	the purchase in May 2015 of the remaining ownership interest in North Star Shipping and Minmetal which operate export facilities at the Romanian Port of Constanta on the Black Sea;

•	the sale in June 2015 of a 50% stake in its export terminal in Barcarena, in the northern Brazilian state of Pará;

•	the sale on July 31, 2015 of its global chocolate business to Cargill, Inc.;

•	the purchase in September 2015 of AOR N.V.;

•	the purchase on October 16, 2015 of Eatem Foods Company;

•	the sale on October 16, 2015 of its global cocoa business to Olam International Limited;

•	the purchase on November 2, 2015 of the remaining interest in Eaststarch C.V.;

•	the opening in November 2015 of a new feed-premix plant in Nanjing, China and a soluble dietary fiber plant in Tianjin, China;

•	the pending expansion of Olenex, a joint venture with Wilmar for the sale and marketing of refined vegetable oils and fats in Europe;

•	the pending purchase of a 50% interest in Cairo-based Medsofts Group, a joint venture that will own and manage merchandising and supply chain operations;

•	the pending purchase of a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients; and

•	the pending acquisition from Tate & Lyle of a Casablanca, Morocco-based corn wet mill that produces glucose and native starch.

The construction of the new feed plant facilities in China and Minnesota and the soy protein facility in Brazil, and the expansion of the export facilities in Argentina, are expected to be completed in 2016.

The pending transactions are expected to close in 2016, subject to regulatory approvals.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of the evolution of the Company’s strategic plan, the Company is currently undertaking a fresh look at the capital intensity of its operations and portfolio, seeking innovative ways to reduce and redeploy capital in its efforts to drive long-term returns, including a strategic review of its U.S. corn dry mills and options for its Brazilian sugarcane ethanol business. Based on the uncertain outlook of the Brazilian sugarcane ethanol business at year-end, the Company continues to evaluate all options but doesn’t expect to operate the plant after this year’s seasonal shutdown. The financial impacts arising from these portfolio actions are described on pages 31 and 33 and in the relevant notes in Item 8.

Operating Performance Indicators

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

The Company has consolidated subsidiaries in 82 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Agricultural Services was negatively impacted by the ample global supply of agricultural commodities which limited merchandising opportunities, reduced demand for North American grain exports, and moderated commodity prices throughout the year. The increase in global supply was due to several large harvests which built up world grain stocks to historically high levels. In addition, the U.S. dollar continued to be firm against weakening global currencies, particularly those in major crop growing countries such as Brazil, Argentina, and Ukraine. This resulted in margin pressure and decreased North American export volumes most of the year, partially offset by higher domestic grain demand. Transportation was also impacted by the decreased North American export volumes as well as lower global freight rates. Demand and prices for sweeteners and starches remained solid while co-product prices weakened. Ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol’s continuing status as a competitive octane enhancer. Despite strong demand, ethanol margins were weak due to record-high levels of U.S. industry production for most of the year, leading to excess inventory. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. South American oilseeds saw significantly higher volumes and margins for grain origination and exports due to the significant depreciation of the Brazilian Real against the U.S. dollar. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins, particularly in Europe. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although demand for biodiesel was softer throughout 2015 due to weaker economic conditions in certain countries. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities amid economic uncertainty in many emerging economies and some softening in demand. Customers’ interest to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Net earnings attributable to controlling interests decreased $0.4 billion to $1.8 billion. Segment operating profit was down 16%, due primarily to weaker ethanol margins and lower volumes and margins of North American grain exports. Corporate results in the current year include a charge of $189 million related to the repurchase of outstanding debt, in addition to a credit of $2 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a LIFO credit of $245 million in the prior year.

Income taxes decreased from $877 million to $438 million due to lower earnings before income taxes and a decreased effective tax rate. The Company’s effective tax rate for 2015 decreased to 19% compared to 28% for 2014 due primarily to low tax rates on significant one-time gains related to portfolio actions, a $70 million favorable impact of discrete items, mainly the release of a $66 million valuation allowance, and changes in the geographic mix of pretax earnings (see Note 13 in Item 8 for more information).

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2015 and 2014 are as follows (in metric tons):

(In thousands)	2015	2014	Change
Oilseeds	33,817	32,208	1,609
Corn	23,126	23,668	(542)
Milling and cocoa	7,150	7,318	(168)
Total	64,093	63,194	899

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Record volumes of oilseeds were processed during the year, increased from the prior year as a result of the strong demand environment for soybean meal. Processed volumes of corn were decreased in response to high ethanol industry production which outpaced demand throughout the year. Processed volumes of cocoa beans decreased due to the sale of the global cocoa business in October 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2015 and 2014 are as follows:

(In millions)	2015	2014	Change
Agricultural Services
Merchandising and Handling	$25,957	$32,208	$(6,251)
Milling and Other	3,479	3,815	(336)
Transportation	246	265	(19)
Total Agricultural Services	29,682	36,288	(6,606)

Corn Processing
Sweeteners and Starches	3,713	3,767	(54)
Bioproducts	6,282	8,515	(2,233)
Total Corn Processing	9,995	12,282	(2,287)

Oilseeds Processing
Crushing and Origination	15,597	18,542	(2,945)
Refining, Packaging, Biodiesel, and Other	6,801	8,498	(1,697)
Cocoa and Other	2,563	3,439	(876)
Asia	256	454	(198)
Total Oilseeds Processing	25,217	30,933	(5,716)

Wild Flavors and Specialty Ingredients	2,407	1,368	1,039
Total Wild Flavors and Specialty Ingredients	2,407	1,368	1,039

Other - Financial	401	330	71
Total Other	401	330	71
Total	$67,702	$81,201	$(13,499)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds Processing and Agricultural Services, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased 17% due principally to lower sales prices ($12.9 billion) and lower sales volumes ($0.6 billion). Sales prices decreased principally due to lower underlying agricultural commodity prices, in particular prices of soybeans, corn, and wheat, and $5.8 billion in foreign currency translation impacts due to the strength of the U.S. dollar. Agricultural Services revenues decreased 18% primarily due to lower sales prices ($5.3 billion) and lower sales volumes ($1.3 billion). Corn Processing revenues decreased 19% due principally to lower sales prices ($1.9 billion) and lower sales volumes ($0.4 billion). Oilseeds Processing revenues decreased 18% due principally to lower sales prices ($5.5 billion) and lower sales volumes ($0.2 billion). Wild Flavors and Specialty Ingredients revenues increased 76% due principally to higher sales volumes resulting from the inclusion of the full year results of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014 ($1.2 billion), partially offset by lower prices ($0.2 billion).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $12.8 billion to $63.7 billion due principally to lower average commodity prices, including $5.6 billion from foreign currency translation impacts due to the strength of the U.S. dollar, and lower manufacturing costs. Included in cost of products sold is a credit of $2 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $245 million in the prior year. Manufacturing expenses decreased $291 million to $5.5 billion primarily due to lower fuel prices, partially offset by increased employee benefit costs due to the inclusion of the full year costs for WILD Flavors and SCI.

Gross profit decreased $0.7 billion, or 16%, to $4.0 billion due principally to lower ethanol margins ($0.6 billion) and foreign currency translation impacts ($0.2 billion). The inclusion of the full year results of Wild Flavors and SCI was partially offset by lower credit from the effect of decreasing agricultural commodity prices on LIFO valuation reserves. These factors are explained in the segment operating profit discussion on page 33. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $103 million to $2.0 billion due principally to increased expenses of $219 million related to the inclusion of the full year results of Wild Flavors and SCI in the current year compared to three-month results in the prior year partially offset by decreased pension expense primarily due to a $98 million one-time pension settlement in the prior year.

Asset impairment, exit, and restructuring costs recognized in the current year of $200 million consisted of long-lived asset impairments of $129 million related to certain Oilseeds Processing facilities, sugar ethanol facilities in Brazil, a facility in the Corn Processing segment, and capitalized software costs and restructuring and exit costs of $71 million related principally to an international pension plan settlement, sugar ethanol facilities in Brazil, and other restructuring and exit costs. Long-lived asset impairment for the fiscal year ended December 31, 2015 consisted of property, plant, and equipment asset impairments of $70 million in the Corn Processing segment, $49 million in the Oilseeds Processing segment, $1 million in the Wild Flavors and Specialty Ingredients segment, and $9 million in Corporate. Asset impairment, exit, and restructuring costs recognized in the prior year of $105 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million, restructuring charges related primarily to the Wild Flavors acquisition and to the integration of a subsidiary following the acquisition of the minority interest of $48 million, other-than-temporary investment writedown of $6 million, and fixed asset impairments of $35 million.

Interest expense declined $29 million to $308 million primarily due to lower interest rates resulting from the issuance of Euro-denominated debt and the repurchase of certain of the Company’s U.S. dollar-denominated outstanding debentures.

Equity in earnings of unconsolidated affiliates increased $18 million to $390 million primarily due to higher earnings from the Company’s investment in CIP.

Other income increased $74 million from $247 million to $321 million. Other income in the year ended December 31, 2015 consisted primarily of gain on sales of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Start Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, partially offset by a $189 million loss on debt extinguishment related to the repurchase of outstanding debt in the current year and loss provisions of $45 million related to sugar ethanol facilities in Brazil. Other income in the year ended December 31, 2014 consisted primarily of gains of $156 million upon the Company’s effective dilution in the Pacificor joint venture and $126 million on the sale of the fertilizer business, partially offset by losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the year ended December 31, 2015 and 2014 are as follows:

(In millions)	2015	2014	Change
Agricultural Services
Merchandising and Handling	$334	$653	$(319)
Milling and Other	244	203	41
Transportation	136	187	(51)
Total Agricultural Services	714	1,043	(329)

Corn Processing
Sweeteners and Starches	634	433	201
Bioproducts	14	715	(701)
Total Corn Processing	648	1,148	(500)

Oilseeds Processing
Crushing and Origination	842	868	(26)
Refining, Packaging, Biodiesel, and Other	265	313	(48)
Cocoa and Other	303	92	211
Asia	164	167	(3)
Total Oilseeds Processing	1,574	1,440	134

Wild Flavors and Specialty Ingredients	280	205	75
Total Wild Flavors and Specialty Ingredients	280	205	75

Other - Financial	56	79	(23)
Total Other	56	79	(23)
Total Segment Operating Profit	3,272	3,915	(643)
Corporate	(988)	(785)	(203)
Earnings Before Income Taxes	$2,284	$3,130	$(846)

Corporate results are as follows:

(In millions)	2015	2014	Change
LIFO credit (charge)	$2	$245	$(243)
Interest expense - net	(297)	(318)	21
Unallocated corporate costs	(433)	(414)	(19)
Other charges	(242)	(228)	(14)
Minority interest and other	(18)	(70)	52
Total Corporate	$(988)	$(785)	$(203)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit decreased 32%. Merchandising and Handling results decreased on fewer merchandising opportunities and lower margins due to ample global supplies of grain, reduced U.S. export competitiveness during the second half of the year due to the strong U.S. dollar, and a large South American harvest. Also contributing to the decrease were the absence of a prior year gain of $17 million related to a partial recovery of a loss provision and a prior year gain of $156 million from the Company’s effective dilution in the Pacificor joint venture, partially offset by a $27 million current year gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interests. Milling and Other results improved due to higher product margins and strong merchandising results. Transportation results declined due to lower freight rates and volumes driven by reduced U.S. export volumes in the second half of the year.

Corn Processing operating profit decreased 44%. Included in the current year operating profit is approximately $13 million of mark-to-market losses related to hedge timing effects compared to $25 million of gains in the prior year. Excluding these items, Sweeteners and Starches operating profit increased $213 million due principally to the $185 million gain from the revaluation of the Company’s previously held investment in Eaststarch C.V. in conjunction with the acquisition of the remaining interest in November 2015. Also contributing to the increase were lower raw material costs and good demand relative to supply of products. Excluding hedge timing effects, Bioproducts operating profit declined by $675 million primarily due to lower industry ethanol margins. Strong industry production levels resulted in high industry inventory levels which kept industry margins considerably lower than last year, despite increased domestic and export demand. Also contributing to the decrease were restructuring and fixed asset impairment charges of $75 million and loss provisions of $45 million related to the sugar ethanol business in Brazil.

Oilseeds Processing operating profit increased 9%. Included in the current year operating profit is $45 million of mark-to-market gains related to cocoa hedge timing effects compared to $17 million of losses in the prior year. Crushing and Origination operating profit includes a current year gain of $62 million related to the sale of assets to the new Barcarena export terminal joint venture in Brazil and a prior year gain of $126 million related to the sale of the fertilizer business. Excluding these gains, Crushing and Origination operating profit increased $38 million primarily due to strong North American & European soybean crushing volumes and margins through the first half of the year, driven by strong demand and an ample global bean supply. Starting in the third quarter and continuing in the fourth quarter, global soybean crush margins declined as the more competitive Argentine meal was anticipated to enter the already well-supplied global markets due to changes in Argentine policies. Softseed margins and volumes were lower, particularly in Europe, resulting from weaker global demand for vegetable oil. Large South American corn and soybean harvests also helped support a significant improvement in South America origination results. Refining, Packaging, Biodiesel, and Other operating profit declined primarily due to lower South American and European results partially offset by improved margins in North American oil refining operations. Excluding hedge timing effects, Cocoa and Other results increased $149 million. The current year gain of $244 million on the sale of the global cocoa and chocolate business was partially offset by lower earnings due to the sale of these businesses and lower cocoa press margins and peanut processing results. Asia results declined due principally to long-lived asset and goodwill impairments partially offset by an increase from the Company’s share of its results from its equity investee, Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased due primarily to the acquisitions of Wild Flavors and SCI during the fourth quarter of fiscal 2014. Incremental earnings from these acquisitions were partially offset by lower overall results in the other specialty ingredients businesses due to weakness in many emerging economies and a strong U.S. dollar, which reduced volumes and margins across a number of product lines.

Corporate results were a net charge of $988 million in the current period compared to $785 million in the prior period. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $2 million in the current year compared to a credit of $245 million in the prior year. Interest expense - net declined due principally to lower interest rates. Unallocated corporate costs increased $19 million due primarily to increased pension expense resulting from the adoption of a new mortality assumption, increased spending on the Company’s ERP program and various strategic business improvement projects, partially offset by lower employee compensation expense. Other charges in the current year consisted of a $189 million loss on debt extinguishment related to the repurchase of outstanding debt, restructuring charges of $29 million related principally to an international pension plan settlement, and asset impairment and settlement charges of $24 million. Other charges in the prior year consisted of a $102 million loss on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million, restructuring charges related to the Alfred C. Toepfer International integration and other restructuring charges of $15 million, and pension settlement of $98 million. Minority interest and other expense in the prior year consisted primarily of a $56 million loss related to the Company’s equity method investment in CIP.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), non-GAAP financial measures as defined by the Securities Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of certain specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes.

Management believes that adjusted EPS and adjusted EBITDA are useful measures of the Company’s profitability and enhance the investor’s understanding of the Company’s financial performance. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2015 and 2014, are provided in the following table.

	2015		2014
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	621		656
Net earnings and reported EPS (fully diluted)	$1,849	$2.98	$2,248	$3.43
Adjustments:
LIFO credit (net of tax of $1 million in 2015 and $93 million in 2014) (1)	(1)	—	(152)	(0.23)
Gain on sale and revaluation of assets (net of tax of $15 million in 2015 and $105 million in 2014) (2)	(515)	(0.83)	(186)	(0.29)
Charges related to Wild Flavors (net of tax of $51 million) (1)	—	—	84	0.13
Asset impairment, restructuring, and settlement charges (net of tax of $37 million in 2015 and $62 million in 2014) (2)	230	0.37	107	0.16
Loss on debt extinguishment (net of tax of $71 million) (1)	118	0.19	—	—
Valuation allowance release	(66)	(0.11)	—	—
Total adjustments	(234)	(0.38)	(147)	(0.23)
Adjusted net earnings and EPS	$1,615	$2.60	$2,101	$3.20
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2015 and 2014 are provided in the following table.

(In millions)	2015	2014	Change
Earnings before income taxes	$2,284	$3,130	$(846)
Interest expense	308	337	(29)
Depreciation and amortization	873	877	(4)
LIFO	(2)	(245)	243
Gain on sale and revaluation of assets	(530)	(291)	(239)
Charges related to Wild Flavors	—	135	(135)
Asset impairment, restructuring, and settlement charges	267	170	97
Loss on debt extinguishment	189	—	189
Adjusted EBITDA	$3,389	$4,113	$(724)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In millions)	2015	2014	Change
Agricultural Services
Earnings before income taxes	$714	$1,043	$(329)
Interest expense	—	1	(1)
Depreciation and amortization	196	195	1
Gain on sale and revaluation of assets	(33)	(156)	123
Asset impairment, restructuring, and settlement charges	3	14	(11)
Agricultural Services Adjusted EBITDA	880	1,097	(217)
Corn Processing
Earnings before income taxes	648	1,148	(500)
Depreciation and amortization	337	334	3
Gain on sale and revaluation of assets	(191)	—	(191)
Asset impairment, restructuring, and settlement charges	136	18	118
Corn Processing Adjusted EBITDA	930	1,500	(570)
Oilseeds Processing
Earnings before income taxes	1,574	1,440	134
Interest expense	3	8	(5)
Depreciation and amortization	195	247	(52)
Gain on sale and revaluation of assets	(306)	(126)	(180)
Asset impairment, restructuring, and settlement charges	66	3	63
Oilseeds Processing Adjusted EBITDA	1,532	1,572	(40)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	280	205	75
Interest expense	3	7	(4)
Depreciation and amortization	89	41	48
Charges related to Wild Flavors	9	33	(24)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	381	286	95
Other - Financial
Earnings before income taxes	56	79	(23)
Interest expense	1	1	—
Depreciation and amortization	7	5	2
Other - Financial Adjusted EBITDA	64	85	(21)
Corporate
Earnings before income taxes	(988)	(785)	(203)
Interest expense	301	320	(19)
Depreciation and amortization	49	55	(6)
LIFO	(2)	(245)	243
Gain on sale and revaluation of assets	—	(9)	9
Asset impairment, restructuring, and settlement charges	53	135	(82)
Charges related to Wild Flavors	—	102	(102)
Loss on debt extinguishment	189	—	189
Corporate Adjusted EBITDA	(398)	(427)	29
Total Adjusted EBITDA	$3,389	$4,113	$(724)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Net earnings attributable to controlling interests increased $0.9 billion to $2.2 billion. Segment operating profit was $3.9 billion, up 45%, due primarily to improved corn processing and grain merchandising and handling results. Included in the 2014 segment operating profit was a gain of approximately $156 million upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units, a gain of $126 million on the sale of the fertilizer business, long-lived asset impairment charges of $35 million, and Wild Flavors restructuring charges and acquisition costs of $33 million. In 2013, segment operating profit included a $155 million write-down related to the Company’s GrainCorp investment, a $51 million impairment of certain long-lived assets at its Brazilian sugar mill, and approximately $27 million of other long-lived asset impairment charges principally in the Corn Processing segment. Excluding these unique items, segment operating profit improved approximately 26% in 2014. Corporate costs of $785 million in 2014 were higher by $101 million. Included in 2014 costs were losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition and $98 million of non-cash pension settlement charges. Included in 2013 costs were $54 million of charges related to an anti-corruption settlement, losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, $21 million costs related to strategic projects, and costs of $32 million primarily related to asset write-downs and allocations of costs between corporate and the operating segments. In 2014, LIFO inventory reserves declined resulting in pretax LIFO credits to earnings of $245 million compared to LIFO credits of $225 million in 2013. Excluding LIFO and these other items, corporate costs increased $68 million, which is primarily due to higher enterprise resource planning project, I.T., and other project-related costs. Partially offsetting the increase was lower interest expense due principally to lower outstanding long-term debt balances.

The Company’s effective tax rate for 2014 was 28.0% compared to 33.1% for 2013. The 2014 rate was positively impacted by $47 million of positive discrete tax adjustments and a slight favorable shift in the geographic mix of earnings. The 2013 rate was negatively impacted by valuation allowances on deferred tax assets, partially offset by favorable discrete income tax benefits related to amounts received from the U.S. government in the form of biodiesel credits. Excluding these factors, the effective tax rate for 2013 was approximately 30%.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2014 and 2013 are as follows:

(In millions)	2014	2013	Change
Agricultural Services
Merchandising and Handling	$32,208	$36,162	$(3,954)
Milling and Other	3,815	4,042	(227)
Transportation	265	228	37
Total Agricultural Services	36,288	40,432	(4,144)

Corn Processing
Sweeteners and Starches	3,767	4,726	(959)
Bioproducts	8,515	9,044	(529)
Total Corn Processing	12,282	13,770	(1,488)

Oilseeds Processing
Crushing and Origination	18,542	20,522	(1,980)
Refining, Packaging, Biodiesel, and Other	8,498	9,730	(1,232)
Cocoa and Other	3,439	3,281	158
Asia	454	705	(251)
Total Oilseeds Processing	30,933	34,238	(3,305)

Wild Flavors and Specialty Ingredients	1,368	1,062	306
Total Wild Flavors and Specialty Ingredients	1,368	1,062	306

Other - Financial	330	302	28
Total Other	330	302	28
Total	$81,201	$89,804	$(8,603)
Revenues in 2014 decreased 10% due principally to lower average sales prices ($8.0 billion) related to a decrease in underlying commodity prices, lower overall sales volumes ($0.7 billion), and changes in foreign currency exchange rates of $0.2 billion partially offset by higher revenues in Wild Flavors and Specialty Ingredients ($0.3 billion) due to the acquisition of Wild Flavors and SCI. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on cost of products sold. Agricultural Services revenues decreased 10% due principally to lower average sales prices ($5.2 billion) and partially offset by higher sales volumes ($1.1 billion). Corn Processing revenues decreased 11% due principally to lower average sales prices ($1.6 billion) partially offset by higher sales volumes ($0.1 billion). Oilseeds Processing revenues decreased 10% due principally to lower sales volumes for soybeans and soybean meal ($1.9 billion) and lower average sales prices ($1.4 billion).

Cost of products sold decreased 11% to $76.4 billion due principally to lower average commodity costs partially offset by higher manufacturing costs. Included in 2014 cost of products sold is a credit of $245 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $225 million in 2013. Manufacturing expenses increased $0.2 billion to $5.8 billion mostly due to higher energy costs and higher maintenance costs. Higher energy costs were driven by unusually high volatility of natural gas prices during the winter months early in the year due primarily to supply interruptions impacted by the severe winter weather conditions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.9 billion, or 23%, to $4.8 billion. The increase in gross profit consists principally of stronger margins in ethanol ($0.4 billion), increased margins in cocoa ($0.1 billion), higher U.S. grain export volumes ($0.3 billion), higher volumes and freight rates in barge operations ($0.1 billion), and the inclusion of the results of Wild Flavors ($0.1 billion), partially offset by lower South American grain origination results ($0.1 billion). These factors are explained in the segment operating profit discussion on page 40. The effects of decreasing commodity price changes on LIFO inventory valuations had an immaterial impact on gross profit. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

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

Asset impairment, exit, and restructuring costs of $105 million include $16 million of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, $48 million of restructuring charges related primarily to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest, other-than-temporary investment writedown of $6 million, and property, plant, and equipment asset impairments of $35 million. The 2013 charges of $259 million were comprised of other-than-temporary impairment charges of $155 million on the Company’s GrainCorp investment, asset impairment charges of $51 million related to the Company’s Brazilian sugar milling business, and other impairment charges principally for certain property, plant, and equipment assets totaling $53 million.

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

Other income increased $194 million to $247 million due principally to a gain of $156 million upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units, a gain of $126 million on the sale of the South American fertilizer business, and the absence of prior year losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, partially offset by current period losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the year ended December 31, 2014 and 2013 are as follows:

(In millions)	2014	2013	Change
Agricultural Services
Merchandising and Handling	$653	$33	$620
Milling and Other	203	232	(29)
Transportation	187	77	110
Total Agricultural Services	1,043	342	701

Corn Processing
Sweeteners and Starches	433	451	(18)
Bioproducts	715	322	393
Total Corn Processing	1,148	773	375

Oilseeds Processing
Crushing and Origination	868	835	33
Refining, Packaging, Biodiesel, and Other	313	266	47
Cocoa and Other	92	(33)	125
Asia	167	217	(50)
Total Oilseeds Processing	1,440	1,285	155

Wild Flavors and Specialty Ingredients	205	267	(62)
Total Wild Flavors and Specialty Ingredients	205	267	(62)

Other - Financial	79	41	38
Total Other	79	41	38
Total Segment Operating Profit	3,915	2,708	1,207
Corporate	(785)	(684)	(101)
Earnings Before Income Taxes	$3,130	$2,024	$1,106

Corporate results are as follows:

(In millions)	2014	2013	Change
LIFO credit (charge)	$245	$225	$20
Interest expense - net	(318)	(408)	90
Unallocated corporate costs	(414)	(331)	(83)
Other charges	(228)	(147)	(81)
Minority interest and other	(70)	(23)	(47)
Total Corporate	$(785)	$(684)	$(101)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased 205%. 2014 results in Merchandising and Handling include a gain of $156 million upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units and asset impairment charges of $14 million. Prior year results included an approximately $30 million intercompany insurance-related gain and a $155 million asset impairment charge related to the other than temporary impairment of the Company’s GrainCorp investment. Excluding these items, Merchandising and Handling operating profit increased $353 million due principally to higher U.S. grain export volumes and improvement in international merchandising results. Transportation operating profit improved due to higher volumes and freight rates in barge operations. Milling and Other results declined on lower margins and volumes in the milling business for most of 2014 reducing opportunities for grain and feed merchandising.

Corn Processing operating profit increased 49%. Included in the 2014 operating profit is a gain of approximately $25 million for corn hedge timing effects and $15 million of asset impairment charges; while 2013 included a charge of approximately $15 million for corn hedge time effects and $71 million of asset impairment charges. Excluding these items, Sweeteners and Starches operating profit decreased $49 million primarily due to lower average selling prices partially offset by lower net corn costs. Also contributing to the decrease were decreased co-products income, an additional $8 million in bad debt reserve and $7 million of startup costs related to the new sweetener facility in Tianjin, China. Excluding corn hedge timing effects and asset impairment charges, Bioproducts profit in the current year improved by $328 million as solid demand for U.S. ethanol from domestic and export markets, lower net corn costs, and lower industry production volumes early in the year caused by logistical and production challenges combined to drive volatile but overall strong margins.

Oilseeds Processing operating profit increased 12%. Included in the 2014 operating profit is a charge of approximately $17 million for cocoa hedge timing effects compared to a charge of approximately $13 million in the prior year. Crushing and Origination operating profit increased 4%. Included in the 2014 results is a gain on sale of the fertilizer business of $126 million. Excluding this gain the Crushing and Origination operating profit decreased by $93 million primarily due to lower South American grain origination results caused by year-over-year slower farmer-selling, reduced crush margins and lower fertilizer results partially offset by strong soybean and softseed volumes and margins in North America and Europe. Refining, Packaging, Biodiesel, and Other results improved on good demand and improved margins for refined and packaged oils and improved European biodiesel results. Cocoa and Other results, including the mark-to-market timing effects discussed above, improved as cocoa press margins significantly increased. Asia results declined principally reflecting a decrease from the Company’s share of its results from its equity investee, Wilmar.

Wild Flavors and Specialty Ingredients operating profit decreased due primarily to the results of Wild Flavors and SCI, which were acquired by the Company in the fourth quarter of 2014. Wild Flavors’ results include $33 million in restructuring charges and acquisition costs and $23 million in additional expense for the amortization of fair value adjustments primarily related to inventories.

Other financial operating profit increased mainly due to the absence of an approximately $30 million insurance-related loss in the 2013 which offset the insurance-related gain reported in the Agricultural Services segment.

Corporate results were a net charge of $785 million in 2014 compared to a net charge of $684 million in 2013. The effects of decreasing commodity prices on LIFO inventory valuations resulted in a credit of $245 million in 2014 compared to a credit of $225 million in 2013. Interest expense - net declined due principally to lower outstanding long-term debt balances. Unallocated corporate costs increased primarily due to higher expenses related to the enterprise resource planning project, special strategic projects, and compensation accruals. Other charges in 2014 consisted of losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the anticipated Wild Flavors acquisition, global headquarters relocation costs of $16 million, integration of a subsidiary following the acquisition of the minority interest and other restructuring charges of $15 million, and pension settlement of $98 million. Other charges in 2013 consisted of a $54 million provision related to an anti-corruption settlement, losses of $40 million on Australian dollar foreign currency derivative contracts entered into to economically hedge the proposed GrainCorp acquisition, $21 million of costs related to strategic merger and acquisition projects, and $32 million of costs primarily related to asset write-downs and reallocations of costs from the operating segments to corporate. Minority interest and other expense increased primarily due to changes in the elimination of the income attributable to the minority shareholder of a subsidiary.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), non-GAAP financial measures as defined by the Securities Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of certain specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes.

Management believes that adjusted EPS and adjusted EBITDA are useful measures of the Company’s profitability and enhance the investor’s understanding of the Company’s financial performance. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2014 and 2013, are provided in the following table.

	2014		2013
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	656		663
Net earnings and reported EPS (fully diluted)	$2,248	$3.43	$1,342	$2.02
Adjustments:
LIFO credit (net of tax of $93 million in 2014 and $85 million in 2013) (1)	(152)	(0.23)	(140)	(0.21)
Gain on sale and revaluation of assets (net of tax of $105 million) (2)	(186)	(0.29)	—	—
Charges related to Wild Flavors and GrainCorp (net of tax of $51 million in 2014 and $21 million in 2013) (1)	84	0.13	189	0.28
Asset impairment, restructuring, and settlement charges (net of tax of $62 million in 2014 and $36 million in 2013) (3)	107	0.16	125	0.20
U.S. biodiesel credits	—	—	(55)	(0.08)
Valuation allowance	—	—	82	0.12
Total adjustments	(147)	(0.23)	201	0.31
Adjusted EPS	$2,101	$3.20	$1,543	$2.33
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.
(3) Tax effected using the U.S., Mexican, and other applicable tax rates.

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2014 and 2013 are provided in the following table.

(In millions)	2014	2013	Change
Earnings before income taxes	$3,130	$2,024	$1,106
Interest expense	337	413	(76)
Depreciation and amortization	877	850	27
LIFO	(245)	(225)	(20)
Gain on sale and revaluation of assets	(291)	—	(291)
Charges related to Wild Flavors and GrainCorp	135	210	(75)
Asset impairment, restructuring, and settlement charges	170	161	9
Adjusted EBITDA	$4,113	$3,433	$680

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In millions)	2014	2013	Change
Agricultural Services
Earnings before income taxes	$1,043	$342	$701
Interest expense	1	1	—
Depreciation and amortization	195	215	(20)
Gain on sale and revaluation of assets	(156)	—	(156)
Charges related to GrainCorp	—	155	(155)
Asset impairment, restructuring, and settlement charges	14	3	11
Agricultural Services Adjusted EBITDA	1,097	716	381
Corn Processing
Earnings before income taxes	1,148	773	375
Depreciation and amortization	334	335	(1)
Asset impairment, restructuring, and settlement charges	18	71	(53)
Corn Processing Adjusted EBITDA	1,500	1,179	321
Oilseeds Processing
Earnings before income taxes	1,440	1,285	155
Interest expense	8	1	7
Depreciation and amortization	247	245	2
Gain on sale and revaluation of assets	(126)	—	(126)
Asset impairment, restructuring, and settlement charges	3	4	(1)
Oilseeds Processing Adjusted EBITDA	1,572	1,535	37
Wild Flavors and Specialty Ingredients
Earnings before income taxes	205	267	(62)
Interest expense	7	—	7
Depreciation and amortization	41	7	34
Charges related to Wild Flavors	33	—	33
Wild Flavors and Specialty Ingredients Adjusted EBITDA	286	274	12
Other - Financial
Earnings before income taxes	79	41	38
Interest expense	1	2	(1)
Depreciation and amortization	5	6	(1)
Other - Financial Adjusted EBITDA	85	49	36
Corporate
Earnings before income taxes	(785)	(684)	(101)
Interest expense	320	409	(89)
Depreciation and amortization	55	42	13
LIFO	(245)	(225)	(20)
Gain on sale and revaluation of assets	(9)	—	(9)
Asset impairment, restructuring, and settlement charges	135	83	52
Charges related to Wild Flavors and GrainCorp	102	55	47
Corporate Adjusted EBITDA	(427)	(320)	(107)
Total Adjusted EBITDA	$4,113	$3,433	$680

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash provided by operating activities was $2.5 billion for 2015 compared to $5.0 billion in 2014. Working capital changes were a net source of cash of $0.2 billion in the current year compared to $2.3 billion in the prior year. Inventories declined approximately $0.9 billion at December 31, 2015 compared to December 31, 2014 due to lower prices partially offset by higher inventory quantities. In 2015, the Company made a $0.2 billion voluntary contribution to the U.S. pension plans. No similar contribution was made in 2014. Cash used in investing activities was $21 million this year compared to $3.4 billion last year primarily due to capital expenditures and net assets of businesses acquired of $1.6 billion this year compared to $3.7 billion last year and proceeds from the sale of businesses and assets of $1.8 billion this compared to $0.4 billion last year. Cash used in financing activities was $2.6 billion this year compared to $3.6 billion last year. Long-term debt borrowings in the current year include the €1.1 billion ($1.2 billion) Notes issued on June 24, 2015. Long-term debt payments in the current period include the purchase of $935 million aggregate principal amount of certain of the Company’s outstanding debentures for $1.1 billion pursuant to the cash tender offers and debt redemption while the prior period included the $1.15 billion convertible debt settled with available cash in February 2014. Treasury stock purchases were $2.0 billion in the current year compared to $1.2 billion in last year.

At December 31, 2015, the Company had $1.3 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $5.1 billion of readily marketable commodity inventories.  At December 31, 2015, the Company’s capital resources included shareholders’ equity of $17.9 billion and lines of credit totaling $5.7 billion, of which $5.6 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 24% at December 31, 2015 and 22% at December 31, 2014.  The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 20% at December 31, 2015 and 17% at December 31, 2014.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2015.

As of December 31, 2015, the Company had $0.9 billion of cash and cash equivalents, $0.5 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.4 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 20 in Item 8 for more information and disclosures on the Programs). As of December 31, 2015, the Company utilized $1.2 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. The Company has acquired approximately 43.3 million shares under this program.

The Company expects capital expenditures of $1.0 billion during 2016. In 2016, the Company expects additional cash outlays of approximately $0.7 billion in dividends, $1.0 billion to $1.5 billion in share repurchases, subject to strategic capital requirements, and approximately $130 million upon the completion of the previously-announced Harvest Innovations, Medsofts Group, and Morocco corn plant transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2015.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

On July 1, 2015, the Company accepted for purchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for purchase. In September 2015, the Company redeemed $141 million of its 5.45% outstanding debentures for $156 million. To finance the cash tender offers and debt redemption, the Company issued Euro-denominated debt on June 24, 2015 (see Note 10 in Item 8). The Company recognized a debt extinguishment charge of $189 million, including transaction expenses of $7 million, in 2015 pertaining to these transactions.

On July 31, 2015, the Company completed the sale of its global chocolate business to Cargill, Inc. for $431 million. The Company recorded a gain on disposal of $38 million, net of transaction expenses, in the Oilseeds Processing segment in the year ended December 31, 2015.

On October 16, 2015, the Company completed the acquisition of Eatem Foods Company, a leading developer and producer of premium traditional, natural, and organic savory flavor systems, for $160 million, and closed on the sale of its global cocoa business to Olam International Limited for approximately $1.2 billion, subject to post-closing adjustments.

On November 2, 2015, the Company completed the acquisition of the remaining interest in Eaststarch C.V. for €240 million (approximately $265 million), subject to post-closing adjustments.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $49 million as of December 31, 2015 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period
	Item 8
Contractual	Note		Less than	1 - 3	3 - 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$8,559	$8,319	$151	$1	$88
Energy		536	366	155	15	—
Other		581	294	230	14	43
Total purchases		9,676	8,979	536	30	131
Short-term debt		86	86	—	—	—
Long-term debt	Note 10	5,791	12	844	560	4,375
Estimated interest payments		4,676	265	482	423	3,506
Operating leases	Note 14	906	232	326	156	192
Estimated pension and other postretirement plan contributions (1)	Note 15	163	44	25	26	68
Total		$21,298	$9,618	$2,213	$1,195	$8,272

(1) Includes pension contributions of $31 million for fiscal 2016.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2016.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2015, the Company estimates it will spend approximately $1.5 billion through fiscal year 2020 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $0.8 billion at December 31, 2015.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.  At December 31, 2015, these contingent obligations totaled approximately $4 million.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

The Company has an accounts receivable securitization program with certain commercial paper conduit purchasers and committed purchasers. In March 2014, the Company entered into a second accounts receivable securitization program with certain commercial paper conduit purchasers and committed purchasers. See Note 20 of Item 8 for more information about these programs.

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and trucking assets for periods ranging from 5 to 7 years. As of December 31, 2015, outstanding lease balances, including the value of the underlying assets of $141 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $5 million, $5 million, and $3 million of rent expense pertaining to synthetic lease payments for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2015 are valued at estimated fair values, including $4.1 billion of merchandisable agricultural commodity inventories, $0.8 billion of derivative assets, $0.6 billion of derivative liabilities, and $0.7 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.2 billion of assets and $0.1 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to fix the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to fix the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to fix the sales price of anticipated volumes of ethanol.  These designated hedging programs principally relate to the Company’s Corn Processing operating segment.  Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in accumulated other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of cost of products sold.  See Note 4 in Item 8 for additional information.

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 19.0% investment in Wilmar.  These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee.  However, the Company considers all relevant factors in determining its ability to assert significant influence including but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements.  If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may materially differ.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

The Company accounts for its income tax positions in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Brazil and Argentina, challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 13 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns, and the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2015, the Company decreased valuation allowances by approximately $45 million primarily related to net operating loss carryforwards and asset impairments. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $9.6 billion at December 31, 2015, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2015, 2014, and 2013, impairment charges for property, plant, and equipment were $108 million, $35 million, and $84 million, respectively (see Note 19 in Item 8 for additional information).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations, are adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows and discount rates. Although management’s estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 47 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded an impairment charge for goodwill and intangibles of $21 million and $9 million during the years ended December 31, 2015 and 2013, respectively (see Note 19 in Item 8 for more information). There were no impairment charges recorded for goodwill and indefinite-lived intangible assets during the year ended December 31, 2014. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2015 and 2014 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2015		December 31, 2014
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$(49)	$(5)	$(97)	$(10)
Lowest position	(1,851)	(185)	(1,672)	(167)
Average position	(715)	(72)	(837)	(84)

The decrease in fair value of the average position for December 31, 2015 was the result of a decrease in average quantities underlying the weekly commodity position and also a decrease in prices.

Currencies

The Company has consolidated subsidiaries in 82 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland and Brazil where the Euro and U.S. dollar are the functional currencies, respectively.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $8.0 billion at December 31, 2015 and 2014.  The depreciation of foreign currencies versus the U.S. dollar of $1.0 billion was offset by the increase in retained earnings of the foreign subsidiaries and affiliates.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $809 million and $802 million for December 31, 2015 and 2014, respectively.  Actual results may differ.

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

	December 31, 2015	December 31, 2014
	(In millions)
Fair value of long-term debt	$6,718	$6,872
Excess of fair value over carrying value	938	1,314
Market risk	307	337

The decrease in fair value of long-term debt at December 31, 2015 is primarily due to the debt repurchase and increased interest rates partially offset by the issuance of new Euro-denominated bonds.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2015	2014	2013

Revenues	$67,702	$81,201	$89,804
Cost of products sold	63,682	76,433	85,915
Gross Profit	4,020	4,768	3,889

Selling, general and administrative expenses	2,010	1,907	1,759
Asset impairment, exit, and restructuring costs	200	105	259
Interest expense	308	337	413
Equity in earnings of unconsolidated affiliates	(390)	(372)	(411)
Interest income	(71)	(92)	(102)
Other (income) expense - net	(321)	(247)	(53)
Earnings Before Income Taxes	2,284	3,130	2,024

Income taxes	438	877	670
Net Earnings Including Noncontrolling Interests	1,846	2,253	1,354

Less: Net earnings (losses) attributable to noncontrolling interests	(3)	5	12

Net Earnings Attributable to Controlling Interests	$1,849	$2,248	$1,342

Average number of shares outstanding – basic	618	653	661

Average number of shares outstanding – diluted	621	656	663

Basic earnings per common share	$2.99	$3.44	$2.03

Diluted earnings per common share	$2.98	$3.43	$2.02

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2015	2014	2013

Net earnings including noncontrolling interests	$1,846	$2,253	$1,354
Other comprehensive income (loss):
Foreign currency translation adjustment	(962)	(954)	125
Tax effect	(11)	30	2
Net of tax amount	(973)	(924)	127

Pension and other postretirement benefit liabilities adjustment	154	(464)	411
Tax effect	(47)	164	(154)
Net of tax amount	107	(300)	257

Deferred gain (loss) on hedging activities	(99)	68	2
Tax effect	37	(26)	(1)
Net of tax effect	(62)	42	1

Unrealized gain (loss) on investments	20	(5)	—
Tax effect	2	2	(1)
Net of tax effect	22	(3)	(1)
Other comprehensive income (loss)	(906)	(1,185)	384
Comprehensive income (loss)	940	1,068	1,738

Less: Comprehensive income (loss) attributable to noncontrolling interests	(4)	4	3

Comprehensive income (loss) attributable to controlling interests	$944	$1,064	$1,735

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$910	$1,099
Short-term marketable securities	438	515
Segregated cash and investments	5,214	4,877
Trade receivables	1,738	2,704
Inventories	8,243	9,374
Current assets held for sale	—	1,403
Other current assets	5,286	6,056
Total Current Assets	21,829	26,028
Investments and Other Assets
Investments in and advances to affiliates	3,901	3,892
Long-term marketable securities	439	485
Goodwill and other intangible assets	3,688	3,392
Other assets	447	349
Total Investments and Other Assets	8,475	8,118
Property, Plant, and Equipment
Land	454	441
Buildings	4,715	4,668
Machinery and equipment	17,159	16,837
Construction in progress	946	819
	23,274	22,765
Accumulated depreciation	(13,421)	(12,914)
Net Property, Plant, and Equipment	9,853	9,851
Total Assets	$40,157	$43,997
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$86	$108
Trade payables	3,474	4,326
Payables to brokerage customers	5,820	5,874
Accrued expenses and other payables	4,113	5,040
Current maturities of long-term debt	12	24
Current liabilities held for sale	—	230
Total Current Liabilities	13,505	15,602
Long-Term Liabilities
Long-term debt	5,779	5,528
Deferred income taxes	1,563	1,662
Other	1,395	1,575
Total Long-Term Liabilities	8,737	8,765
Shareholders’ Equity
Common stock	3,180	5,115
Reinvested earnings	16,865	15,701
Accumulated other comprehensive income (loss)	(2,146)	(1,241)
Noncontrolling interests	16	55
Total Shareholders’ Equity	17,915	19,630
Total Liabilities and Shareholders’ Equity	$40,157	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 31
	2015	2014	2013

Operating Activities
Net earnings including noncontrolling interests	$1,846	$2,253	$1,354
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation and amortization	882	894	909
Asset impairment charges	129	41	259
Deferred income taxes	(7)	(59)	161
Equity in earnings of affiliates, net of dividends	(50)	(215)	(285)
Stock compensation expense	79	55	43
Pension and postretirement accruals (contributions), net	(112)	13	10
Loss on debt extinguishment	189	—	—
Gain on sale and revaluation of assets	(572)	(351)	(41)
Other – net	(152)	71	(117)
Changes in operating assets and liabilities
Segregated cash and investments	(303)	(935)	(322)
Trade receivables	913	425	296
Inventories	872	1,274	2,541
Other current assets	460	220	227
Trade payables	(774)	(94)	(291)
Payables to brokerage customers	24	1,167	231
Accrued expenses and other payables	(943)	203	251
Total Operating Activities	2,481	4,962	5,226

Investing Activities
Purchases of property, plant, and equipment	(1,125)	(894)	(913)
Net assets of businesses acquired	(479)	(2,758)	(44)
Proceeds from sale of business and assets	1,765	414	86
Cash divested from deconsolidation	—	(12)	—
Purchases of marketable securities	(1,084)	(1,344)	(891)
Proceeds from sales of marketable securities	1,119	1,239	995
Other – net	(217)	(52)	190
Total Investing Activities	(21)	(3,407)	(577)

Financing Activities
Long-term debt borrowings	1,252	1	23
Long-term debt payments	(994)	(1,251)	(275)
Net borrowings (payments) under lines of credit agreements	(18)	(458)	(2,461)
Debt repurchase premium and costs	(189)	—	—
Purchases of treasury stock	(2,040)	(1,183)	(101)
Cash dividends	(687)	(624)	(501)
Acquisition of noncontrolling interests	—	(157)	—
Other – net	27	95	73
Total Financing Activities	(2,649)	(3,577)	(3,242)

Increase (decrease) in cash and cash equivalents	(189)	(2,022)	1,407
Cash and cash equivalents – beginning of year	1,099	3,121	1,714
Cash and cash equivalents – end of year	$910	$1,099	$3,121

Cash paid for interest and income taxes were as follows:
Interest	$334	$338	$380
Income taxes	602	720	556

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)
Balance, December 31, 2012	659	6,134	13,236	(450)	211	19,131
Comprehensive income
Net earnings			1,342		12
Other comprehensive income				393	(9)
Total comprehensive income						1,738
Cash dividends paid-$0.76 per share			(501)			(501)
Treasury stock purchases	(3)	(101)				(101)
Stock compensation expense		43				43
Noncontrolling interests associated with mandatorily redeemable instruments					(180)	(180)
Other	3	60			4	64
Balance, December 31, 2013	659	$6,136	$14,077	$(57)	$38	$20,194
Comprehensive income
Net earnings			2,248		5
Other comprehensive income				(1,184)	(1)
Total comprehensive income						1,068
Cash dividends paid-$0.96 per share			(624)			(624)
Treasury stock purchases	(25)	(1,183)				(1,183)
Stock compensation expense		55				55
Acquisition of noncontrolling interests		(12)				(12)
Noncontrolling interests from business combinations					19	19
Other	3	119			(6)	113
Balance, December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			1,849		(3)
Other comprehensive income				(905)	(1)
Total comprehensive income						940
Cash dividends paid-$1.12 per share			(687)			(687)
Treasury stock purchases	(43)	(2,040)				(2,040)
Stock compensation expense	1	79				79
Other	—	26	2		(35)	(7)
Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915

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

Reclassifications

Effective January 1, 2015, the Company formed a fourth reportable business segment, Wild Flavors and Specialty Ingredients. Results of Wild Flavors Gmbh (Wild Flavors) and Specialty Commodities, Inc. (SCI), which were acquired during the fourth quarter of fiscal 2014, are reported in this segment in addition to results of certain product lines previously reported in the Oilseeds Processing, Corn Processing, and Agricultural Services business segments. Throughout this annual report on Form 10-K, prior period results of the product lines previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

Effective April 1, 2015, the Company early adopted the amended guidance of ASC Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums.

Capitalized software costs of $109 million in 2014, previously included in net property, plant, and equipment, have been reclassified to goodwill and other intangible assets to conform to the current period presentation.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $70 million and $81 million at December 31, 2015 and 2014, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2015 and 2014 was $35 million and $15 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

The following table sets forth the Company’s inventories as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
	(In millions)
LIFO inventories
FIFO value	$1,077	$1,199
LIFO valuation reserve	(56)	(53)
LIFO inventories carrying value	1,021	1,146
FIFO inventories	2,756	3,058
Market inventories	4,066	4,699
Supplies and other inventories	400	471
Total inventories	$8,243	$9,374

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

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  Unrealized gains are reported as other current assets and unrealized losses are reported as accrued expenses and other payables. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

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

For derivative instruments that are designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item are recognized in the consolidated statement of earnings during the current period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of AOCI.  The Company monitors its investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other-than-temporary. The Company uses the specific identification method when securities are sold or reclassified out of AOCI into earnings.  The Company considers marketable securities maturing in less than one year as short-term.  All other marketable securities are classified as long-term.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 5 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $11 million, $18 million, and $16 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 47 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there were indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges for goodwill and intangibles totaling $21 million related to computer software, certain of the Company’s international Oilseeds Processing facilities, and a facility in its Corn Processing segment during the year ended December 31, 2015, and $9 million related to the Company’s Brazilian sugar milling business during the year ended December 31, 2013. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2014.

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions (a Level 3 measurement under applicable accounting standards). During the years ended December 31, 2015, 2014, and 2013, impairment charges were $108 million, $35 million, and $84 million, respectively (see Note 19 for additional information).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Payables to Brokerage Customers

Payables to brokerage customers represent the total of customer accounts at the Company’s futures commission merchant with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made for margins or other purpose as required by the Company or the exchange-clearing organizations or counterparties. Payables to brokerage customers have a corresponding balance in segregated cash and investments and customer omnibus receivable in other current assets.

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

Net sales to unconsolidated affiliates during the years ended December 31, 2015, 2014, and 2013 were $5.0 billion, $5.8 billion, and $6.9 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $122 million, $79 million, and $59 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations, are adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. During the measurement period, which may take up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Standards

Effective April 1, 2015, the Company early adopted the amended guidance of Accounting Standards Codification (ASC) Subtopic 835-30, Interest - Imputation of Interest, which addresses the balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance aligns more closely with International Financial Reporting Standards which require that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. The Company reclassified $30 million of debt issuance costs from other assets to long-term debt in its December 31, 2014 consolidated balance sheet to conform to the current presentation. At December 31, 2015, the long-term debt balance is net of $22 million of debt issuance costs.

Effective October 1, 2015, the Company early adopted the amended guidance of ASC Topic 810, Consolidation, which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Effective October 1, 2015, the Company early adopted the amended guidance of ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from Generally Accepted Accounting Principles in the U.S. The amended guidance aligns more closely with International Accounting Standards 1, Presentation of Financial Statements (IAS 1), which prohibits the presentation and disclosure of extraordinary items. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Effective October 1, 2015, the Company early adopted the amended guidance of ASC Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Effective October 1, 2015, the Company early adopted the amended guidance of ASC Topic 740, Income Taxes, which simplifies the balance sheet presentation of deferred income taxes. The amended guidance aligns more closely with International Accounting Standards 1, which requires deferred tax assets and liabilities to be classified as noncurrent assets and liabilities in a classified statement of financial position. The Company adopted the amended guidance prospectively and reclassified $185 million of current deferred tax assets in other current assets and $17 million of current deferred tax liabilities in accrued expenses and other payables to other assets and deferred income taxes, respectively, in its December 31, 2015 consolidated balance sheet.

Pending Accounting Standards

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 805, Business Combinations, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, shall be recorded in the same period’s financial statements. The amended guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company will be required to adopt the amended guidance prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective January 1, 2017, the Company will be required to adopt the amended guidance of ASC Topic 330, Inventory, which simplifies the measurement of inventory. The amended guidance requires an entity to measure its cost-based inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out method or the retail inventory method. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company expects to complete its assessment of the impact of the new guidance on its consolidated financial statements in 2016.

Note 2.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition.

Fiscal Year 2015 acquisitions

On November 2, 2015, the Company completed the acquisition of the remaining 50 percent interest in Eaststarch C.V. The acquisition includes corn wet mills in Bulgaria and Turkey and a 50 percent stake in a wet mill in Hungary enhancing the Company’s capabilities to serve customers around the world. The 2015 post acquisition financial results of Eaststarch C.V. are reported in the Corn Processing segment.

During the year ended December 31, 2015, the Company acquired four businesses, including the remaining interest in Eaststarch C.V. described above, for a total cost of $508 million. The purchase price, net of cash acquired of $29 million, plus the acquisition-date fair values of the Company’s previously held equity interests of $385 million in Eaststarch C.V. and $64 million in North Star Shipping and Minmetal included in Others below, were preliminarily allocated as follows:

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

(In millions)	Eaststarch C.V.	Others	Total
Trade receivables	$27	$25	$52
Inventories	47	15	62
Other current assets	24	6	30
Investments in and advances to affiliates	193	—	193
Goodwill	132	119	251
Other intangible assets	166	161	327
Property, plant, and equipment	126	73	199
Other assets	—	15	15
Trade payables	(16)	(13)	(29)
Accrued expense and other payables	(24)	(13)	(37)
Long-term debt	—	(43)	(43)
Deferred income taxes	(32)	(38)	(70)
Other liabilities	(22)	—	(22)
Total purchase price, net of cash acquired, plus acquisition date fair values of previously held equity interests	$621	$307	$928

In the year ended December 31, 2015, the Company recognized pre-tax gains of $185 million on the Eaststarch C.V. transaction and $27 million on the North Star Shipping and Minmetal transaction included in Others above, representing the difference between the carrying values and acquisition-date fair values of the Company’s previously held equity interests. The acquisition date fair value was determined based on a discounted cash flow analysis using market participant assumptions (a Level 3 measurement under applicable accounting standards).

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses.

The following table sets forth the preliminary fair values and weighted average useful lives of the other intangible assets acquired.

	Weighted Average
	Useful Life	Eaststarch C.V.	Others	Total
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$—	$5	$5
Intangible assets with finite lives:
Land rights	33	—	122	122
Customer lists	15	166	31	197
Recipes and other	5	—	3	3
Total other intangible assets acquired		$166	$161	$327

The Company’s consolidated statement of earnings for the year ended December 31, 2015 includes the post acquisition results of the acquired businesses which were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

Fiscal Year 2014 acquisitions

On October 1, 2014 and November 18, 2014, the Company completed the acquisitions of the WILD Flavors businesses (Wild Flavors) and Specialty Commodities Inc. (SCI), respectively. Both acquisitions are in line with the Company’s strategy to increase returns and reduce earnings volatility through the growth of its specialty ingredient offerings. The 2014 post acquisition financial results of Wild Flavors and SCI are reported in the Wild Flavors and Specialty Ingredients segment.

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

The Company’s consolidated statement of earnings for the year ended December 31, 2014 includes the post acquisition results of Wild Flavors which were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

The 2015 finalization of the purchase price allocation related to the acquisition of Wild Flavors resulted in an increase in goodwill of $123 million with corresponding decreases in other intangibles and other long-term liabilities. The finalization of the purchase price allocations related to the other acquisitions did not result in material adjustments in 2015.

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

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014.

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,062	$1,004	$4,066
Unrealized derivative gains:
Commodity contracts	—	403	243	646
Foreign exchange contracts	1	92	—	93
Interest rate contracts	—	19	—	19
Cash equivalents	328	—	—	328
Marketable securities	698	175	—	873
Segregated investments	1,938	—	—	1,938
Deferred consideration	—	513	—	513
Total Assets	$2,965	$4,264	$1,247	$8,476
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$306	$113	$419
Foreign exchange contracts	—	186	—	186
Inventory-related payables	—	705	16	721
Total Liabilities	$—	$1,197	$129	$1,326

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

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014.

	Level 3 Fair Value Assets Measurements at December 31, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(320)	265	(55)
Purchases	10,459	—	10,459
Sales	(10,534)	—	(10,534)
Settlements	—	(378)	(378)
Transfers into Level 3	146	195	341
Transfers out of Level 3	(238)	(42)	(280)
Ending balance, December 31, 2015	$1,004	$243	$1,247

* Includes gains of $297 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Liabilities Measurements at December 31, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(10)	315	305
Purchases	17	—	17
Sales	(31)	—	(31)
Settlements	—	(566)	(566)
Transfers into Level 3	—	177	177
Transfers out of Level 3	—	(25)	(25)
Ending balance, December 31, 2015	$16	$113	$129

* Includes losses of $328 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2015.

	Fair Value Assets Measurements at December 31, 2014
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2013	$1,812	$279	$2,091
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	15	544	559
Purchases	16,114	—	16,114
Sales	(16,384)	—	(16,384)
Settlements	—	(948)	(948)
Transfers into Level 3	44	395	439
Transfers out of Level 3	(110)	(67)	(177)
Ending balance, December 31, 2014	$1,491	$203	$1,694

* Includes gains of $602 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2014.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Liabilities Measurements at December 31, 2014
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2013	$34	$261	$295
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	22	534	556
Purchases	29	—	29
Sales	(45)	—	(45)
Settlements	—	(785)	(785)
Transfers into Level 3	—	256	256
Transfers out of Level 3	—	(54)	(54)
Ending balance, December 31, 2014	$40	$212	$252

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2015 and 2014.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 10.0% of the total price for assets and 53.5% for liabilities.

	Weighted Average % of Total Price
	December 31, 2015		December 31, 2014
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories
Basis	10.0%	53.5%	23.4%	43.4%
Transportation cost	1.8%	—%	4.9%	15.2%
Commodity Derivative Contracts
Basis	17.7%	17.9%	13.5%	13.6%
Transportation cost	6.6%	10.4%	10.2%	19.5%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$93	$186	$186	$150
Commodity Contracts	646	419	690	776
Total	$739	$605	$876	$926

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2015, 2014, and 2013.

	Year Ended
(In millions)	December 31
	2015	2014	2013

Interest Contracts
Other income (expense) - net	$—	$—	$1
Foreign Currency Contracts
Revenues	$16	$(1)	$108
Cost of products sold	(185)	131	(157)
Other income (expense) - net	8	(171)	61
Commodity Contracts
Cost of products sold	$777	$(263)	$301
Total gain (loss) recognized in earnings	$616	$(304)	$314

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

During 2014, the Company recognized $102 million of pre-tax foreign exchange hedging losses on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

Inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2015 and 2014, the Company has certain derivatives designated as cash flow hedges and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At December 31, 2015, the Company has $19 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of December 31, 2015, the Company has $21 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $20 million of losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 69% of its monthly anticipated grind.  At December 31, 2015, the Company has designated hedges representing between 13% to 25% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 6 million and 105 million gallons of ethanol sales per month under these programs.  At December 31, 2015, the Company has designated hedges representing between 0 to 13 million gallons of ethanol sales per month over the next 12 months.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$19	$—	$21	$—
Total	$19	$—	$21	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2015, 2014, and 2013, respectively.

		Year Ended
	Consolidated Statement of	December 31
(In millions)	Earnings Locations	2015	2014	2013

Effective amounts recognized in earnings
FX Contracts	Other income/expense -net	$29	$5	$(1)
Interest Contracts	Interest expense	1	1	1
Commodity Contracts	Cost of products sold	(25)	(124)	(41)
	Revenues	41	(69)	4

Ineffective amount recognized in earnings
Interest contracts	Other income/expense -net	1	—	—
Commodity contracts	Cost of products sold	$(12)	$(4)	$(120)
	Revenues	6	(34)	—
Total amount recognized in earnings		$41	$(225)	$(157)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”) (see Note 10 for more information about the Notes). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of December 31, 2015, the Company has $19 million of gains in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities

The following table sets forth items in short-term and long-term investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2015
United States government obligations
Maturity less than 1 year	$256	$—	$—	$256
Maturity 1 to 5 years	116	—	—	116
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	182	—	—	182
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	296	4	(6)	294
	$879	$4	$(6)	$877

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2014
United States government obligations
Maturity less than 1 year	$385	$—	$—	$385
Maturity 1 to 5 years	93	—	—	93
Corporate debt securities
Maturity 1 to 5 years	72	—	—	72
Other debt securities
Maturity less than 1 year	130	—	—	130
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	328	1	(12)	317
	$1,011	$1	$(12)	$1,000

Of the $6 million in unrealized losses at December 31, 2015, $1 million arose within the last 12 months and related to the Company’s investment in one available-for-sale equity security with a fair value of $4 million. The market value of the Company’s investment that has been in an unrealized loss position for 12 months or longer is $2 million and is related to the Company’s investment in one available for sale equity security. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2015	December 31, 2014
	(In millions)
Unrealized gains on derivative contracts	$758	$897
Deferred receivables consideration	513	511
Customer omnibus receivable	1,148	1,532
Financing receivables - net (1)	352	402
Insurance premiums receivable	584	403
Prepaid expenses	406	493
Non-trade receivables	838	1,202
Other current assets	687	616
	$5,286	$6,056

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $8 million and $11 million at December 31, 2015 and 2014, respectively. Interest earned on financing receivables of $23 million, $23 million, and $26 million for the years ended December 31, 2015, 2014, and 2013, respectively, is included in interest income in the consolidated statements of earnings.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2015	December 31, 2014
	(In millions)
Unrealized losses on derivative contracts	$605	$926
Reinsurance premiums payable	425	352
Insurance claims payable	459	376
Deferred income	1,152	1,684
Other accruals and payables	1,472	1,702
	$4,113	$5,040

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 19.0% and 17.3% share ownership in Wilmar as of December 31, 2015 and 2014, respectively.  The Company had 58 and 60 unconsolidated domestic and foreign affiliates as of December 31, 2015 and 2014, respectively.  The following table summarizes the combined balance sheets as of December 31, 2015 and 2014, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2015, 2014, and 2013.

	December 31
(In millions)	2015	2014
Current assets	$25,475	$27,307
Non-current assets	21,077	21,624
Current liabilities	(20,362)	(19,370)
Non-current liabilities	(8,449)	(9,882)
Noncontrolling interests	(947)	(897)
Net assets	$16,794	$18,782

	Year Ended
	December 31
(In millions)	2015	2014	2013

Net Sales	$47,980	$50,591	$51,967
Gross profit	4,530	4,558	4,373
Net income	1,428	1,561	1,762

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2015, is $1.9 billion.  The Company has a direct investment in a foreign equity method investee with a carrying value of $2.6 billion as of December 31, 2015, and a market value of $2.5 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at December 31, 2015. The investment has been in an unrealized loss position for less than 12 months. The Company evaluated the near-term prospects of the investee in relation to the severity and duration of the impairment. Based on that evaluation, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

The Company provides credit facilities totaling $90 million to four unconsolidated affiliates.  Three facilities that are due on demand and bear interest between 2.67% and 3.17% have a total outstanding balance of $27 million. The other one facility has no outstanding balance as of December 31, 2015.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2015	December 31, 2014
	(In millions)
Agricultural Services	$48	$48
Corn Processing	225	94
Oilseeds Processing	94	130
Wild Flavors and Specialty Ingredients	1,808	1,728
Other	10	10
Total	$2,185	$2,010

The changes in goodwill during the year ended December 31, 2015 related primarily to acquisitions and purchase price allocation adjustments (see Note 2), divestitures (see Note 18), and impairments (see Note 19).

The following table sets forth the other intangible assets:

		December 31, 2015			December 31, 2014
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$227	$—	$227	$267	$—	267
Other		1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	20	25	(6)	19	25	(5)	20
Customer lists	3 to 20	826	(83)	743	663	(32)	631
Patents	15 to 20	44	(30)	14	44	(29)	15
Computer software	3 to 8	230	(128)	102	213	(102)	111
Land rights	8 to 47	137	(8)	129	23	(7)	16
Recipes and other	2 to 15	459	(191)	268	343	(22)	321

Total		$1,949	$(446)	$1,503	$1,579	$(197)	$1,382

The change in the gross carrying amount of intangible assets during the year ended December 31, 2015 is primarily related to acquisitions as discussed in Note 2 and reclassifications between categories partially offset by purchase price allocation adjustments and foreign currency translation adjustments.
Aggregate amortization expense was $75 million, $27 million, and $22 million for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated future aggregate amortization expense for the next five years are $106 million, $99 million, $95 million, $93 million, and $89 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2015	December 31, 2014
	(In millions)
1.75% Notes €600 million, due in 2023	$644	$—

5.45% Notes $562 million face amount, due in 2018 (1)	561	699

Floating Rate Notes €500 million, due in 2019	541	—

4.479% Debentures $516 million face amount, due in 2021 (2)	516	771

5.375% Debentures $470 million face amount, due in 2035 (3)	459	585

5.765% Debentures $378 million face amount, due in 2041 (4)	378	595

5.935% Debentures $383 million face amount, due in 2032 (5)	377	415

4.016% Debentures $570 million face amount, due in 2043	377	374

4.535% Debentures $528 million face amount due in 2042	374	372

8.375% Debentures $261 million face amount, due in 2017 (6)	260	294

7.0% Debentures $164 million face amount, due in 2031 (7)	163	183

6.625% Debentures $160 million face amount, due in 2029 (8)	159	181

6.95% Debentures $159 million face amount, due in 2097 (9)	155	168

7.5% Debentures $150 million face amount, due in 2027 (10)	149	185

6.45% Debentures $127 million face amount, due in 2038 (11)	125	152

6.75% Debentures $118 million face amount, due in 2027 (12)	117	121

Other	436	457
Total long-term debt including current maturities	5,791	5,552
Current maturities	(12)	(24)
Total long-term debt	$5,779	$5,528

(1) $700 million face amount as of December 31, 2014
(2) $750 million face amount as of December 31, 2014
(3) $600 million face amount as of December 31, 2014
(4) $596 million face amount as of December 31, 2014
(5) $420 million face amount as of December 31, 2014
(6) $295 million face amount as of December 31, 2014
(7) $185 million face amount as of December 31, 2014
(8) $182 million face amount as of December 31, 2014
(9) $172 million face amount as of December 31, 2014
(10) $187 million face amount as of December 31, 2014
(11) $154 million face amount as of December 31, 2014
(12) $124 million face amount as of December 31, 2014

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

On June 24, 2015, the Company issued €500 million ($563 million) aggregate principal amount of Floating Rate Notes due in 2019 and €600 million ($675 million) aggregate principal amount of 1.75% Notes due in 2023. Proceeds before expenses were €499 million ($562 million) and €594 million ($669 million) from the Floating Rate Notes and the 1.75% Notes, respectively. At December 31, 2015, the Company designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary.

On July 1, 2015, the Company accepted for repurchase $794 million aggregate principal amount of certain of its outstanding debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its previously announced cash tender offers, the Company paid aggregate total consideration of $961 million for the Debentures accepted for repurchase. In September 2015, the Company redeemed $141 million of its 5.45% outstanding debentures for $156 million. These cash tender offers and the debt redemption were financed by the Euro-denominated debt issued on June 24, 2015. The Company recognized a debt extinguishment charge of $189 million, including transaction expenses of $7 million, in the quarter ended September 30, 2015 pertaining to these transactions.

The debt issuance and the debt repurchase transactions discussed above resulted in a net increase in long-term debt of $0.3 billion.

Discount amortization expense, net of premium amortization, of $8 million, $11 million, and $54 million for the years ended December 31, 2015, 2014, and 2013, respectively, were included in interest expense related to the Company’s long-term debt.

At December 31, 2015, the fair value of the Company’s long-term debt exceeded the carrying value by $0.9 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2015, are $12 million, $273 million, $571 million, $552 million, and $8 million, respectively.

At December 31, 2015, the Company had lines of credit totaling $5.7 billion, of which $5.6 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2015 and 2014, were 5.50% and 3.76%, respectively.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2015.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2015.

The Company has outstanding standby letters of credit and surety bonds at December 31, 2015 and 2014, totaling $0.8 billion and $1.0 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2015, the Company utilized $1.2 billion of its facility under the Programs (see Note 20 for more information on the Programs).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

	Year Ended December 31
	2015	2014	2013
Dividend yield	2%	2%	2%
Risk-free interest rate	2%	2%	1%
Stock volatility	28%	37%	38%
Average expected life (years)	6	6	6

A summary of option activity during 2015 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2014	11,113	$29.91
Granted	1,793	46.92
Exercised	(984)	28.42
Forfeited or expired	(269)	35.62
Shares under option at December 31, 2015	11,653	$32.52

Exercisable at December 31, 2015	7,307	$29.29

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2015, is 6 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015, is $38 million and $47 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2015, 2014, and 2013, were $10.29, $12.80, and $10.02, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2015, 2014, and 2013, were $20 million, $66 million, and $29 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2015, 2014, and 2013, were $28 million, $93 million, and $73 million, respectively.

At December 31, 2015, there was $19 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four years are $10 million, $4 million, $3 million, and $2 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria based on the Company’s adjusted return on invested capital compared to the weighted average cost of capital.  During the years ended December 31, 2015, 2014, and 2013, 1.8 million, 1.4 million, and 0.9 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2015, there were 13.8 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during the years ended December 31, 2015, 2014, and 2013 were $46.73, $40.78, and $32.96, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of Restricted Stock Awards and PSUs activity during 2015 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2014	3,556	$34.17
Granted	1,766	46.73
Vested	(1,044)	26.69
Forfeited	(258)	36.33
Non-vested at December 31, 2015	4,020	$40.99

At December 31, 2015, there was $59 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $36 million, $19 million, and $4 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2015 was $28 million.

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

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during the years ended December 31, 2015, 2014, and 2013 was $70 million, $55 million, and $43 million, respectively.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2015	2014	2013

Gain on sale and revaluation of assets	$(572)	$(351)	$(41)
Loss on debt extinguishment	189	—	—
Loss on derivatives	—	102	40
Gain on marketable securities transactions	—	—	(8)
Other – net	62	2	(44)
	$(321)	$(247)	$(53)

Individually significant items included in the table above are:

Gain on sale and revaluation of assets for the year ended December 31, 2015 includes a gain of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc. Gain on sale and revaluation of assets for the year ended December 31, 2014 includes a gain of $156 million upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) resulting from the contribution of additional assets by another member in exchange for new equity units and a gain of $126 million on the sale of the fertilizer business.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)

Loss on debt extinguishment, including transaction expenses of $7 million, for the year ended December 31, 2015 was related to the cash tender offers and redemption of certain of the Company’s outstanding debentures.

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

Realized gains on sales of available-for-sale marketable securities totaled $8 million for the year ended December 31, 2013. Realized gains on sales of available-for-sale marketable securities were immaterial for the years ended December 31, 2015 and 2014. Realized losses on sales of available-for-sale marketable securities were immaterial for all periods presented. Impairment losses on securities of $6 million and $166 million for the years ended December 31, 2014 and 2013, respectively, were classified as asset impairment, exit, and restructuring charges in the consolidated statements of earnings (see Note 19 for more information). There were no impairment losses on securities for the year ended December 31, 2015.

Other - net for the year ended December 31, 2015 includes $45 million of loss provisions related to the Company’s Brazilian sugar ethanol facilities.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2015	2014	2013

United States	$1,155	$2,224	$1,509
Foreign	1,129	906	515
	$2,284	$3,130	$2,024

Significant components of income tax are as follows:

	Year Ended
(In millions)	December 31
	2015	2014	2013

Current
Federal	$270	$641	$348
State	17	57	14
Foreign	158	235	146
Deferred
Federal	17	(29)	112
State	9	28	(5)
Foreign	(33)	(55)	55
	$438	$877	$670

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2015	December 31, 2014
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,651	$1,717
Equity in earnings of affiliates	306	394
Debt exchange	133	135
Inventories	18	57
Other	109	192
	$2,217	$2,495
Deferred tax assets
Pension and postretirement benefits	$374	$460
Stock compensation	70	55
Foreign tax credit carryforwards	90	76
Foreign tax loss carryforwards	301	305
Capital loss carryforwards	22	21
State tax attributes	62	70
Unrealized foreign currency losses	71	86
Reserves and other accruals	26	43
Other	125	271
Gross deferred tax assets	1,141	1,387
Valuation allowances	(302)	(347)
Net deferred tax assets	$839	$1,040

Net deferred tax liabilities	$1,378	$1,455

The net deferred tax liabilities are classified as follows:
Current assets	$—	$17
Current assets (foreign)	—	137
Current liabilities (foreign)	—	(33)
Noncurrent assets (foreign)	185	86
Noncurrent liabilities	(1,394)	(1,316)
Noncurrent liabilities (foreign)	(169)	(346)
	$(1,378)	$(1,455)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2015	2014	2013

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.8	2.1	0.2
Foreign earnings taxed at rates other than the U.S. statutory rate	(9.9)	(4.8)	(3.7)
Foreign currency effects/remeasurement	(1.8)	0.1	(0.9)
Income tax adjustment to filed returns	1.9	(2.5)	0.5
Tax benefit on U.S. biodiesel credits	(1.6)	(1.1)	(5.1)
Tax benefit on U.S. qualified production activity deduction	(1.8)	(1.8)	(1.4)
Valuation allowances	(3.1)	—	8.0
Other	(0.3)	1.0	0.5
Effective income tax rate	19.2%	28.0%	33.1%

The reduction from the federal statutory rate related to foreign earnings taxed at lower rates resulted mostly from the Company’s foreign operations in Switzerland, Asia, and the Caribbean, including significant one-time gains from portfolio actions during 2015. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and were generated from these jurisdictions, were 51%, 47%, and 65% of its foreign earnings before taxes in fiscal years 2015, 2014, and 2013, respectively.
The Company had historically included amounts received from the U.S. Government in the form of a biodiesel credit as taxable income on its federal and state income tax returns.  In the fourth quarter of 2013, the Internal Revenue Service released a Chief Counsel Advice stipulating that biodiesel credits should not be included in taxable income.   Based upon the Chief Counsel Advice, the Company changed its position related to these credits and excluded them from income for years 2011 through the current year. Of the total tax benefit recorded in 2013 of $107 million, $55 million relates to years prior to 2013.

The Company has $301 million and $305 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2015 and 2014, respectively.  As of December 31, 2015, approximately $222 million of these assets have no expiration date, and the remaining $79 million expire at various times through fiscal 2033.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $127 million and $218 million against these tax assets at December 31, 2015 and 2014, respectively, due to the uncertainty of their realization.

During the fourth quarter of 2013, the Company recorded a full valuation allowance on net deferred tax assets of a German subsidiary in the amount of $103 million ($82 million, equal to $0.12 per share, when adjusted for the income attributable to the minority interest holders). Management’s establishment of a valuation allowance resulted from a combination of matters, including the absence of financial performance of the subsidiary and its ability to generate sufficient taxable income in the future. During 2015, the Company reversed $85 million of valuation allowance on the net deferred tax assets of this subsidiary following the 2014 Wild Flavors acquisition and the subsequent restructuring of the consolidated tax group where this subsidiary belongs.

During the fourth quarter of 2013, the Company placed a full valuation allowance on the deferred tax asset related to the impairment of its investment in GrainCorp in the amount of $41 million. The Company also placed a full valuation allowance on the impairment of assets related to its sugar business in Brazil in the amount of $17 million. During 2015, the Company recorded an additional impairment of assets and other provisions related to the sugar business increasing the valuation allowance to $58 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Company has $22 million and $21 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2015 and 2014, respectively.  The Company has recorded a valuation allowance of $22 million and $21 million against these tax assets at December 31, 2015 and 2014, respectively.

The Company has $90 million and $76 million of tax assets related to excess foreign tax credits at December 31, 2015 and 2014, respectively, which begin to expire in 2016.  Due to the uncertainty of realization, the Company has recorded a valuation allowance of $8 million against these assets at December 31, 2015. The Company has $62 million and $70 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2015 and 2014, respectively, which will expire at various times through fiscal 2035. Due to the uncertainty of realization, the Company has recorded a valuation allowance of $47 million and $51 million related to state income tax assets net of federal tax benefit as of December 31, 2015 and 2014, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2014 and 2015.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method aggregating to approximately $9.6 billion at December 31, 2015, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2015 and 2014 as follows:

	Unrecognized Tax Benefits
	December 31, 2015	December 31, 2014
	(In millions)
Beginning balance	$72	$66
Additions related to current year’s tax positions	1	5
Additions related to prior years’ tax positions	17	7
Additions related to acquisitions	7	—
Reductions related to prior years’ tax positions	(19)	(3)
Reductions related to lapse of statute of limitations	(6)	—
Settlements with tax authorities	(23)	(3)
Ending balance	$49	$72

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

At December 31, 2015 and 2014, the Company had accrued interest and penalties on unrecognized tax benefits of $20 million and $21 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $36 million on the tax expense for that period.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. As of December 31, 2015, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $361 million. ADM do Brasil’s tax return for 2005 was also audited and no assessment was received.  The statute of limitations for 2005 and 2008 to 2010 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $123 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2008.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2008, and estimates that these potential assessments would be approximately $165 million (as of December 31, 2015 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2024. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $241 million, $224 million, and $199 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the years ended December 31, 2015, 2014, and 2013 were $110 million, $136 million, and $147 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)
2016	$232
2017	189
2018	137
2019	93
2020	63
Thereafter	192
Total minimum lease payments	$906

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

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in ADM stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 12 million shares of Company common stock at December 31, 2015, with a market value of $426 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2015 were $13 million.

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2015	2014	2013	2015	2014	2013
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$92	$71	$84	$5	$4	$5
Interest cost	112	126	114	8	8	7
Expected return on plan assets	(129)	(155)	(144)	—	—	—
Settlement charges	60	95	—	—	—	—
Amortization of actuarial loss	69	36	74	7	2	5
Amortization of prior service cost (credit)	2	3	3	(17)	(18)	(18)
Net periodic defined benefit plan expense	206	176	131	3	(4)	(1)
Defined contribution plans	52	50	44	—	—	—
Total retirement plan expense	$258	$226	$175	$3	$(4)	$(1)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	December 31 2015	December 31 2014	December 31 2015	December 31 2014
	(In millions)		(In millions)
Benefit obligation, beginning	$3,305	$2,814	$231	$174
Service cost	92	71	5	4
Interest cost	112	126	8	8
Actuarial loss (gain)	(117)	688	(32)	54
Employee contributions	2	2	—	—
Curtailments	(2)	(5)	—	—
Settlements	(323)	(304)	—	—
Business combinations	—	136	—	—
Divestitures	(1)	—	(1)	—
Benefits paid	(91)	(109)	(11)	(12)
Plan amendments	(1)	(4)	—	3
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(94)	(108)	(1)	—
Benefit obligation, ending	$2,880	$3,305	$199	$231

Fair value of plan assets, beginning	$2,194	$2,341	$—	$—
Actual return on plan assets	(7)	292	—	—
Employer contributions	222	42	11	12
Employee contributions	2	2	—	—
Settlements	(328)	(304)	—	—
Business combinations	—	10	—	—
Divestitures	(1)	—	—	—
Benefits paid	(91)	(109)	(11)	(12)
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(67)	(78)	—	—
Fair value of plan assets, ending	$1,922	$2,194	$—	$—

Funded status	$(958)	$(1,111)	$(199)	$(231)

Prepaid benefit cost	$32	$27	$—	$—
Accrued benefit liability – current	(16)	(17)	(13)	(12)
Accrued benefit liability – long-term	(974)	(1,121)	(186)	(219)
Net amount recognized in the balance sheet	$(958)	$(1,111)	$(199)	$(231)

Included in accumulated other comprehensive income for pension benefits at December 31, 2015, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $4 million and unrecognized actuarial loss of $851 million. The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2016 is $2 million and $56 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

Included in accumulated other comprehensive income for postretirement benefits at December 31, 2015, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $68 million and unrecognized actuarial loss of $41 million.  Prior service credit of $17 million and actuarial loss of $3 million included in accumulated other comprehensive income are expected to be recognized in net periodic benefit cost during 2016.

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2015	December 31 2014	December 31 2015	December 31 2014
Discount rate	3.5%	4.6%	3.8%	4.4%
Expected return on plan assets	6.3%	7.0%	N/A	N/A
Rate of compensation increase	3.8%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2015	December 31 2014	December 31 2015	December 31 2014
Discount rate	4.0%	3.5%	4.0%	3.8%
Rate of compensation increase	4.7%	3.8%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.5 billion, $2.2 billion, and $1.5 billion, respectively as of December 31, 2015, and $2.9 billion, $2.6 billion, and $1.7 billion, respectively, as of December 31, 2014.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.5 billion, $2.2 billion, and $1.5 billion, respectively, as of December 31, 2015 and $2.8 billion, $2.5 billion, and $1.7 billion, respectively, as of December 31, 2014.  The accumulated benefit obligation for all pension plans as of December 31, 2015 and 2014, was $2.6 billion and $3.0 billion, respectively.

For postretirement benefit measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2015.  The rate was assumed to decrease gradually to 4.5% by 2025 and remain at that level thereafter. The credits used to fund certain retirees with Health Reimbursement Accounts are indexed up to a maximum of 2% per year.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on combined service and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligations	$6	$(5)

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

Corporate debt instruments:
Corporate debt instruments are valued using third-party pricing services and are classified within Level 2 of the valuation hierarchy.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2015 and 2014.

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$196	$—	$—	$196
International companies	8	—	—	8
Equity mutual funds
Emerging markets	58	—	—	58
International	105	—	—	105
Large cap U.S.	409	—	—	409
Common collective trust funds
International equity	—	278	—	278
Large cap U.S. equity	—	45	—	45
Fixed income	—	193	—	193
Other	—	47	—	47
Debt instruments
Corporate bonds	—	457	—	457
U.S. Treasury instruments	99	—	—	99
U.S. government agency, state and local government bonds	—	24	—	24
Other	—	3	—	3
Total assets at fair value	$875	$1,047	$—	$1,922

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2015(1)(2)	December 31 2014(2)
Equity securities	58%	51%
Debt securities	40%	48%
Other	2%	1%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 77% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 52% equity securities, 42% debt securities, and 6% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not hold any shares of Company common stock as of the December 31, 2015 and 2014 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $31 million to the pension plans and $13 million to the postretirement benefit plan during 2016.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2016	$93	$13
2017	96	12
2018	103	13
2019	110	13
2020	116	13
2021 – 2025	691	68

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2015 and 2014, the Company had approximately 120.8 million shares and 79.4 million shares, respectively, of its common shares in treasury.  Treasury stock of $4.7 billion and $2.7 billion at December 31, 2015 and 2014, respectively, is recorded at cost as a reduction of common stock.

Included in the foreign currency translation adjustment component of AOCI is a $19 million net of tax income pertaining to foreign currency-denominated debt designated as a net investment hedge (see Note 4 for more information).

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2015 and 2014:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2013	$269	$5	$(330)	$(1)	$(57)
Other comprehensive income before reclassifications	(953)	(119)	(485)	(11)	(1,568)
Amounts reclassified from AOCI	—	187	21	6	214
Tax effect	30	(26)	164	2	170
Net of tax amount	(923)	42	(300)	(3)	(1,184)
Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)
Other comprehensive income before reclassifications	(984)	(53)	87	20	(930)
Amounts reclassified from AOCI	23	(46)	67	—	44
Tax effect	(11)	37	(47)	2	(19)
Net of tax amount	(972)	(62)	107	22	(905)
Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

The change in foreign currency translation adjustment is primarily due to the U.S. dollar appreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of earnings
Details about AOCI components	2015	2014	2013
	(In millions)
Foreign currency translation adjustment
	$23	$—	$—	Other income/expense
	—	—	—	Tax
	$23	$—	$—	Net of tax

Deferred loss (gain) on hedging activities
	$25	$124	$41	Cost of products sold
	(29)	(5)	(1)	Other income/expense
	(1)	(1)	1	Interest expense
	(41)	69	(4)	Revenues
	(46)	187	37	Total before tax
	17	(70)	(14)	Tax on reclassifications
	$(29)	$117	$23	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit (loss)	$37	$(15)	$(15)
Actuarial losses	30	36	75
	67	21	60	Total before tax
	(44)	(7)	(23)	Tax on reclassifications
	$23	$14	$37	Net of tax
Unrealized loss on investments
	—	6	157	Asset impairment, exit, and restructuring costs
	—	(2)	(3)	Tax on reclassifications
	$—	$4	$154	Net of tax

The foreign currency translation adjustment reclassified to earnings in 2015 is due to foreign currency translation loss recognized upon the acquisition of the remaining interest in Eaststarch C.V. partially offset by foreign currency translation gain recognized upon the sale of the global cocoa and chocolate businesses.

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to structured trade finance and the processing of wheat into wheat flour. In May 2015, the Company acquired the remaining interests in North Star Shipping and Minmetal which operate export facilities at the Romanian Port of Constanta on the Black Sea. The Agricultural Services segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also includes the activities of the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., and Red Star Yeast Company LLC. In May 2015, the Company sold its lactic acid business. In November 2015, the Company completed the purchase of the remaining interest in Eaststarch C.V.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. In 2015, the Company acquired additional shares in Wilmar increasing its ownership interest from 17.3% to 19.0%. In September 2015, the Company completed the purchase of Belgian oil bottler, AOR N.V.

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company’s Wild Flavors and Specialty Ingredients segment includes the activities of Wild Flavors and SCI, which were acquired during the fourth quarter of fiscal 2014 and Eatem Foods, a leading developer and producer of premium traditional, natural, and organic savory flavor systems, which was acquired in the fourth quarter of 2015.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended
(In millions)	December 31
	2015	2014	2013
Gross revenues
Agricultural Services	$33,658	$40,120	$45,917
Corn Processing	10,051	12,377	13,904
Oilseeds Processing	29,393	33,591	37,835
Wild Flavors and Specialty Ingredients	2,423	1,380	1,072
Other	634	573	515
Intersegment elimination	(8,457)	(6,840)	(9,439)
Total	$67,702	$81,201	$89,804

Intersegment revenues
Agricultural Services	$3,976	$3,832	$5,485
Corn Processing	56	95	134
Oilseeds Processing	4,176	2,658	3,597
Wild Flavors and Specialty Ingredients	16	12	10
Other	233	243	213
Total	$8,457	$6,840	$9,439

Revenues from external customers
Agricultural Services
Merchandising and Handling	$25,957	$32,208	$36,162
Milling and Other	3,479	3,815	4,042
Transportation	246	265	228
Total Agricultural Services	29,682	36,288	40,432
Corn Processing
Sweeteners and Starches	3,713	3,767	4,726
Bioproducts	6,282	8,515	9,044
Total Corn Processing	9,995	12,282	13,770
Oilseeds Processing
Crushing and Origination	15,597	18,542	20,522
Refining, Packaging, Biodiesel, and Other	6,801	8,498	9,730
Cocoa and Other	2,563	3,439	3,281
Asia	256	454	705
Total Oilseeds Processing	25,217	30,933	34,238

Wild Flavors and Specialty Ingredients	2,407	1,368	1,062
Total Wild Flavors and Specialty Ingredients	2,407	1,368	1,062
Other
Financial	401	330	302
Total Other	401	330	302
Total	$67,702	$81,201	$89,804

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2015	2014	2013
Depreciation
Agricultural Services	$188	$189	$208
Corn Processing	335	332	334
Oilseeds Processing	187	235	233
Wild Flavors and Specialty Ingredients	36	37	7
Other	5	3	5
Corporate	48	54	40
Total	$799	$850	$827

Long-lived asset abandonments and write-downs(1)
Agricultural Services	$—	$17	$3
Corn Processing	66	15	62
Oilseeds Processing	40	3	4
Wild Flavors and Specialty Ingredients	1	—	—
Corporate	1	—	15
Total	$108	$35	$84

Interest income
Agricultural Services	$16	$31	$47
Corn Processing	2	10	3
Oilseeds Processing	29	30	36
Wild Flavors and Specialty Ingredients	1	1	—
Other	19	13	12
Corporate	4	7	4
Total	$71	$92	$102

Equity in earnings of affiliates
Agricultural Services	$24	$41	$64
Corn Processing	85	113	98
Oilseeds Processing	251	236	261
Other	(3)	10	1
Corporate	33	(28)	(13)
Total	$390	$372	$411

(1) See Note 19 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2015	2014	2013
Operating Profit
Agricultural Services	$714	$1,043	$342
Corn Processing	648	1,148	773
Oilseeds Processing	1,574	1,440	1,285
Wild Flavors and Specialty Ingredients	280	205	267
Other	56	79	41
Total operating profit	3,272	3,915	2,708
Corporate	(988)	(785)	(684)
Earnings before income taxes	$2,284	$3,130	$2,024

(In millions)	December 31
	2015	2014
Investments in and advances to affiliates
Agricultural Services	$384	$460
Corn Processing	368	426
Oilseeds Processing	2,743	2,596
Other	39	33
Corporate	367	377
Total	$3,901	$3,892

Identifiable assets
Agricultural Services	$8,715	$10,250
Corn Processing	6,450	6,384
Oilseeds Processing	10,794	12,712
Wild Flavors and Specialty Ingredients	4,570	3,468
Other	7,902	7,910
Corporate	1,726	3,273
Total	$40,157	$43,997

	Year Ended
(In millions)	December 31
	2015	2014
Gross additions to property, plant, and equipment
Agricultural Services	$229	$177
Corn Processing	427	273
Oilseeds Processing	404	268
Wild Flavors and Specialty Ingredients	167	570
Other	15	1
Corporate	108	68
Total	$1,350	$1,357

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

	Year Ended
(In millions)	December 31
	2015	2014	2013

Revenues
United States	$31,828	$39,609	$41,427
Switzerland	11,681	10,118	10,467
Germany	3,436	7,174	10,029
Other Foreign	20,757	24,300	27,881
	$67,702	$81,201	$89,804

(In millions)	December 31
	2015	2014
Long-lived assets
United States	$6,877	$6,601
Foreign	2,976	3,250
	$9,853	$9,851

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Assets and Liabilities Held for Sale

On July 31, 2015, the Company completed the sale of its global chocolate business to Cargill, Inc. for $431 million and recorded a gain on sale of $38 million, net of transaction expenses, in the Oilseeds Processing segment in the year ended December 31, 2015. Prior to July 31, 2015, assets and liabilities of the global chocolate business subject to the purchase and sale agreement were classified as held for sale in the Company’s consolidated balance sheet.

On October 16, 2015, the Company completed the sale of its global cocoa business to Olam International Limited for $1.2 billion and recorded a gain on sale of $206 million, net of transaction expenses, in the Oilseeds Processing segment in the quarter ended December 31, 2015. Prior to October 16, 2015, assets and liabilities of the global cocoa business subject to the purchase and sale agreement have been classified as held for sale in the Company’s consolidated balance sheet.

The global chocolate and cocoa businesses do not comprise a major component of the Company’s operations and therefore do not meet the criteria to be classified as discontinued operations at December 31, 2015 and 2014 under the amended guidance of ASC Topics 205 and 360 which the Company early adopted on October 1, 2014. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. As of December 31, 2014, the carrying value of the cocoa and chocolate assets were less than fair value less costs to sell, and accordingly, no adjustment to the asset value was necessary.

There were no assets and liabilities held for sale at December 31, 2015.

The major classes of assets and liabilities held for sale at December 31, 2014 were as follows:

December 31, 2014
(In millions)
Trade receivables	$94
Inventories	742
Other current assets	83
Goodwill	63
Other intangible assets	28
Net property, plant, and equipment	374
Other assets	19
Current assets held for sale	$1,403
Trade payables	$114
Accrued expenses and other payables	110
Other liabilities	6
Current liabilities held for sale	$230

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2015	2014	2013

Restructuring and exit costs (1)	$71	$64	$—
Asset impairment charge - equity securities(2)	—	6	166
Asset impairment charge - goodwill and intangible (3)	21	—	9
Asset impairments (4)	108	35	84
Total asset impairment, exit, and restructuring costs	$200	$105	$259

(1)
Restructuring and exit costs recognized in the year ended December 31, 2015 consisted primarily of restructuring charges of $29 million related principally to an international pension plan settlement, exit costs of $22 million related to Brazilian sugar ethanol facilities in the Corn Processing segment and other restructuring and exit costs totaling $20 million. Restructuring and exit costs recognized in the year ended December 31, 2014 consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, of $16 million and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges of $48 million.

(2)
Asset impairment charge - equity securities for the fiscal year ended December 31, 2014 consisted of other-than-temporary investment writedowns of available for sale securities in Corporate. Asset impairment charge - equity securities for the fiscal year ended December 31, 2013 consisted of other-than-temporary impairment charges of $155 million on the Company’s GrainCorp investment in the Agricultural Services segment and $11 million on one other available for sale security in Corporate.

(3)
The Company recognized an intangible asset impairment charge of $8 million related to capitalized software costs in Corporate in the year ended December 31, 2015. The Company recognized goodwill impairment charges of $13 million related to a Corn Processing facility and certain of its international Oilseeds Processing facilities, and $9 million related to its Brazilian sugar ethanol business in the Corn Processing segment in the years ended December 31, 2015 and 2013, respectively.

(4)
Asset impairment for the fiscal year ended December 31, 2015 consisted of property, plant, and equipment asset impairments of $66 million related principally to the Brazilian sugar ethanol business in the Corn Processing segment based on the uncertain outlook of this business at year-end, $40 million in the Oilseeds Processing segment, $1 million in the Wild Flavors and Specialty Ingredients segment, and $1 million in Corporate. Asset impairments for the fiscal year ended December 31, 2014 consisted of property, plant, and equipment asset impairments of $17 million in the Agricultural Services segment, $15 million in the Corn Processing segment, and $3 million in the Oilseeds Processing segment. Asset impairments for the fiscal year ended December 31, 2013 consisted of property, plant, and equipment asset impairments of $3 million in the Agricultural Services segment, $62 million in the Corn Processing segment, $4 million in the Oilseeds Processing segment, and $15 million in Corporate.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2015 and 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of December 31, 2015 and 2014, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.7 billion and $2.1 billion, respectively.  In exchange for the transfer as of December 31, 2015 and 2014, the Company received cash of $1.2 billion and $1.6 billion and recorded a receivable for deferred consideration included in other current assets $513 million and $511 million, respectively.  Cash collections from customers on receivables sold were $40.7 billion, $36.4 billion, and $39.8 billion for the years ended December 31, 2015, 2014, and 2013, respectively.  Of this amount, $40.3 billion, $35.1 billion, and $39.8 billion pertain to cash collections on the deferred consideration for the years ended December 31, 2015, 2014, and 2013, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the years ended December 31, 2015, 2014, and 2013 resulted in an expense for the loss on sale of $5 million, $5 million, and $4 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Legal Proceedings, Guarantees, and Commitments

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

On April 22, 2011, certain manufacturers and distributors of sugar cane and beet sugar products filed suit in the U.S. District Court for the Central District of California against the Company, other manufacturers and marketers of high-fructose corn syrup (HFCS), and the Corn Refiners Association, alleging that the defendants falsely claimed that HFCS is “natural” and nutritionally equivalent to sugar. Defendants vigorously denied the plaintiffs’ allegations and filed a counterclaim. Trial began on November 3, 2015, and on November 20, 2015, the parties announced that they had reached a confidential settlement in which all parties dropped their claims.

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in certain non-U.S. markets. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation proceeding in federal court in Kansas City, Missouri, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta has in turn filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits. Third, the Company has been named as a defendant in approximately 130 suits filed by farmers and other parties beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant. All of these actions are in pretrial proceedings, and it is premature at this time to estimate a range of potential liability.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments if the primary entity fails to perform its contractual obligations.  The Company has not recorded a liability for payment of these contingent obligations, as the Company believes the fair value of these contingent obligations is immaterial.  The Company has collateral for a portion of these contingent obligations.  These contingent obligations totaled $4 million at December 31, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 22.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2015
Revenues	$17,506	$17,186	$16,565	$16,445	$67,702
Gross Profit	1,102	964	1,089	865	4,020
Net Earnings Attributable to Controlling Interests	493	386	252	718	1,849
Basic Earnings Per Common Share	0.78	0.62	0.41	1.20	2.99
Diluted Earnings Per Common Share	0.77	0.62	0.41	1.19	2.98

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2014
Revenues	$20,696	$21,494	$18,117	$20,894	$81,201
Gross Profit	675	1,172	1,470	1,451	4,768
Net Earnings Attributable to Controlling Interests	267	533	747	701	2,248
Basic Earnings Per Common Share	0.40	0.81	1.15	1.09	3.44
Diluted Earnings Per Common Share	0.40	0.81	1.14	1.08	3.43

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2015 include after-tax gains totaling $71 million (equal to $0.11 per share) related to the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interests, the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, and sale of the lactic business as discussed in Note 12, and long-lived asset and goodwill impairments, and restructuring charges related primarily to certain international Oilseeds Processing facilities of $28 million after tax (equal to $0.04 per share) as discussed in Note 19.

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2015 includes a gain on the sale of the global chocolate business of $23 million after tax (equal to $0.04 per share) as discussed in Note 12; fixed asset impairment charges related primarily to sugar ethanol facilities in Brazil in the Corn Processing segment of $35 million after tax (equal to $0.06 per share) as discussed in Note 19; restructuring charges related to an international pension plan settlement of $26 million after tax (equal to $0.04 per share) as discussed on Note 19; and an after-tax loss on debt extinguishment of $118 million (equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures as discussed in Note 12.

Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2015 include after-tax gains totaling $421 million (equal to $0.70 per share) related primarily to the sale of the chocolate and cocoa businesses, and the revaluation of the Company’s previously held investment in Eaststarch C.V. in conjunction with the acquisition of the remaining interest as discussed in Note 12; after-tax restructuring and exit costs totaling $33 million (equal to $0.06 per share) related to sugar ethanol facilities in Brazil, and other restructuring charges as discussed in Note 19; after-tax loss provisions, settlement charges, and inventory writedown totaling $58 million (equal to $0.10 per share); after-tax goodwill, intangible and property, plant, and equipment asset impairments totaling $50 million (equal to $0.08 per share) as discussed in Note 19; release of a valuation allowance on certain deferred tax assets of $66 million (equal to $0.11 per share); and after-tax biodiesel credits of $34 million (equal to $0.05 per share) recognized in the fourth quarter that related to prior quarters in 2015.

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

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2014 include an after-tax gain on sale of $97 million (equal to $0.15 per share) upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture, resulting from the contribution of additional assets by another member in exchange for new equity units as discussed in Note 12 and an after-tax loss on Euro foreign exchange hedges of $63 million (equal to $0.10 per share) as discussed in Note 12.

Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2014 include restructuring costs related to the Wild Flavors acquisition of $21 million after-tax (equal to $0.03 per share) as discussed in Note 19; an after-tax gain on sale of assets related to the sale of the fertilizer business and other asset of $89 million (equal to $0.14 per share) as discussed in Note 12; after-tax asset impairment charges related to certain fixed assets of $26 million (equal to $0.04 per share) as discussed in Note 19; an after-tax charge of $61 million (equal to $0.09 per share) related to pension settlements; and after-tax biodiesel blending credits of $61 million (equal to $0.09 per share), recognized upon the approval of the relevant legislation in the fourth quarter, that related to prior quarters in 2014.

Note 23.     Subsequent Events

On February 2, 2016, the Company announced that it has reached an agreement to purchase a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients. The acquisition complements the Company’s existing ingredient businesses and offers customers a full-service, one-stop shop for their ingredient needs.

On February 8, 2016, the Company announced that it has agreed to acquire from Tate & Lyle a Casablanca, Morocco-based corn wet mill that produces glucose and native starch. The acquisition expands the Company’s global sweeteners and starches footprint.

Both transactions are expected to close in 2016, subject to regulatory approvals.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

We have audited Archer-Daniels-Midland Company’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, of Archer-Daniels-Midland Company, and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 19, 2016

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 5, 2016 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Ronald S. Bandler	Assistant Treasurer since January 1998.	55

Ben I. Bard	Global Chief Compliance officer since January 2014. Ethics and Compliance Counsel at the Coca-Cola Company from 2006 to January 2014.	42

Mark A. Bemis	Senior Vice President of the Company since December 2010. Chief Risk Officer since May 2015. President, North America since March 2015. President, Corn Processing business unit from December 2010 to March 2015. Vice President of the Company from February 2005 to December 2010. President, Cocoa, Milling, and Other business unit from September 2009 to December 2010.	55

Donald Chen	President, North Asia since January 2016. Vice President, Sadara Chemical Company from February 2012 to December 2015. Regional Business Director of Asia Pacific, Dow Chemical Company from February 2006 to February 2012.	53

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Corn business unit since March 2015. President, Corn Sweeteners and Starches from December 2012 to February 2015. Vice President and General Manager, Corn Processing from February 2011 to November 2012. President, Almidones Mexicanos SA de CV (Almex - an ADM joint venture) from January 2009 to January 2011.	42

Michael D’Ambrose	Senior Vice President - Human Resources since October 2006.	58

D. Cameron Findlay	Senior Vice President, General Counsel & Secretary since July 2013. Senior Vice President, General Counsel and Secretary of Medtronic, Inc. from 2009 to June 2013.	56

Stuart E. Funderburg	Assistant Secretary and Chief Corporate and Securities Counsel since August 2014. Assistant Secretary and Associate General Counsel from November 2012 to August 2014. Assistant Secretary and Assistant General Counsel from November 2008 to November 2012.	52

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	63

Kevin L. Hess	Vice President of the Company since November 2008, with responsibility for the Company’s Oilseeds Processing production operations.	55

Mark L. Kolkhorst	Vice President of the Company since December 2010. President of ADM Milling since August 2013. President, Milling and Alliance Nutrition from March 2012 to August 2013. President, Milling and Cocoa from December 2010 to March 2012. President of ADM Milling from September 2007 to November 2010.	51

Domingo A. Lastra	Vice President of the Company since September 2009. Managing Director, Agricultural Services International since June 2014. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from December 2012 to June 2014. Vice President, Business Growth from August 2011 to December 2012. President, South American Operations from August 2006 to August 2011.	47

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Patricia L. Logan	Chief Audit Executive since August 2014. Director, Internal Audit from September 2005 to August 2014.	56
Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015. President and Chief Operating Officer from February 2014 to December 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014. Executive Vice President, Performance Division at Dow Chemical Company from August 2010 to April 2011. Senior Vice President of Hydrocarbons & Basic Plastics Division at Dow Chemical Company from December 2008 to August 2010.	54

Vikram Luthar	President, Enzymes since December 2015. CFO, Corn Processing business unit since March 2014. Senior Vice President, Strategy from March 2015 to December 2015. Group Vice President, Finance from January 2012 to March 2015. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012. Vice President and Treasurer of the Company from November 2004 to August 2010.	49

Vincent F. Macciocchi	Senior Vice President of the Company since May 2015. President, WILD Flavors and Specialty Ingredients since May 2015. Global President of WILD Flavors from October 2014 until May 2015. Chief Operating Officer for North American entity at WILD Flavors and Specialty Ingredients from June 2012 until October 2014. Senior Vice President of Sales, Givaudan Flavors North America from September 2001 until June 2012.	50

Gregory A. Morris	Senior Vice President since November 2014. President of Global Oilseeds business unit since May 2015. President of WILD Flavors and Specialty Ingredients business unit from October 2014 to May 2015. President, North American Oilseeds Processing from 2008 to December 2014.	44

Douglas R. Ostermann	Vice President of the Company since January 2012. Vice President, Mergers and Acquisitions, Business Development and Global Credit since May 2015. Treasurer of the Company from January 2012 to May 2015. Assistant Treasurer of the Company from November 2009 to December 2011.	48

Ian Pinner	President, Southeast Asia & Global Destination Marketing since December 2015. President, Global Cocoa from June 2014 to December 2015. Vice President, Corporate Strategic and Financial Planning from February 2014 to June 2014. President, Global Grain Division from January 2012 to February 2014. General Manager, European Softseed Division from January 2008 to January 2014.	43

Ismael Roig	Senior Vice President of the Company since December 2015. Chief Strategy Officer since December 2015. Chief Sustainability Officer since May 2015. Vice President of the Company from December 2004 until December 2015. President, Asia Pacific from August 2011 to December 2015. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011. Vice President Planning & Business Development from December 2004 to July 2010.	48

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014. Vice President and Controller of the Company from December 2006 to August 2014.	48

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Agricultural Services business unit since August 2011. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011. Vice President, ADM Grain from September 2009 to December 2010.	50

Gary L. Towne	Vice President of the Company since September 2009. President, Risk Management for Corn Processing since February 2013. President, Ethanol from February 2013 to March 2015. Vice President, Corn Processing from October 2012 to February 2013. Chairman of the Management Board of Alfred C. Toepfer International, G.m.b.H. from September 2009 to October 2012.	60

Todd Werpy	Senior Vice President and Chief Technology Officer since March 2015. Senior Vice President, Research and Development from August 2012 to October 2013. Vice President, Biofuels and Biochemical Research from June 2007 to August 2012.	53

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Ray G. Young	Executive Vice President of the Company since March 2015. Senior Vice President of the Company from November 2010 to March 2015. Chief Financial Officer since December 2010. Vice President, International Operations at General Motors from February 2010 to October 2010. Chief Financial Officer at General Motors from March 2008 to January 2010.	54

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2015,” “Outstanding Equity Awards at Fiscal 2015 Year-End,” “Option Exercises and Stock Vested During Fiscal 2015,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2015” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 5, 2016, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 5, 2016, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 5, 2016, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 5, 2016, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
December 31, 2013	$87	35	(39)	(2)	$81
December 31, 2014	$81	37	(32)	(5)	$81
December 31, 2015	$81	24	(32)	(3)	$70

(1) Uncollectible accounts written off and recoveries
(2) Impact of reclassifications and foreign currency exchange adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)
(i)    Composite Certificate of Incorporation, as amended, filed on November 13, 2001, as Exhibit (3)(i) to Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44), is incorporated herein by reference.

(ii)	Bylaws, as amended through November 5, 2015.

(4)	Instruments defining the rights of security holders, including:

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

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541), First Supplemental Indenture dated as of June 3, 2008 between the registrant and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to Form 8-K (File No. 1-44) filed on June 3, 2008), Second Supplemental Indenture, dated as of November 29, 2010 between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-44) filed on November 30, 2010), and Third Supplemental Indenture, dated as of April 4, 2011, between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-44) filed on April 8, 2011) relating to:

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

(iv)
Indenture dated October 16, 2012, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-44) filed on October 17, 2012), relating to:

the $570,425,000 4.016% Debentures due April 16, 2043,
the €600,000,000 1.750% Note due 2023, and
the €500,000,000 Floating Rate Note due 2019.

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

(iv)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(v)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended.

(vi)	The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2002.

(vii)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement (File No. 1-44) filed on September 25, 2009).

(viii)
Form of Stock Option Agreement for non-NEO employees (U.S.) (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(ix)
Form of Restricted Stock Unit Award Agreement for non-NEO employees (U.S.) (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(x)	Form of Stock Option Agreement for NEOs (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xi)
Form of Restricted Stock Unit Award Agreement for NEOs (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xii)
Form of Stock Option Agreement for international employees (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xiii)
Form of Restricted Stock Unit Award Agreement for international employees (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File 1-44)).

(xiv)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xv)	Form of Performance Share Unit Award Agreement for grant to J. Luciano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-44) filed on March 25, 2011).

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2016

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 3, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ P. Dufour	/s/ D. C. Findlay
J. R. Luciano*,	P. Dufour*,	D. C. Findlay
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ D. E. Felsinger
D. E. Felsinger*,
/s/ R. G. Young	Director
R. G. Young
Executive Vice President and	/s/ A. M. Neto
Chief Financial Officer	A. M. Neto*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ P. J. Moore
J. P. Stott	P. J. Moore*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ T. F. O’Neill
T. F. O’Neill*,
/s/ A. L. Boeckmann	Director
A. L. Boeckmann*,
Director	/s/ F. Sanchez
F. Sanchez*
/s/ M. H. Carter	Director
M. H. Carter*,
Director	/s/ D. Shih
D. Shih*,
/s/ T. K. Crews	Director
T. K. Crews*,
Director	/s/ K. R. Westbrook
K. R. Westbrook*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.