Form 10-Q
period 2016-03-31
ARCHER DANIELS MIDLAND CO
filed 2016-05-03
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common Stock, no par value – 587,582,116 shares
(April 29, 2016)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)

Revenues	$14,384	$17,506
Cost of products sold	13,588	16,404
Gross Profit	796	1,102

Selling, general, and administrative expenses	475	498
Asset impairment, exit, and restructuring costs	13	—
Interest expense	70	81
Equity in earnings of unconsolidated affiliates	(65)	(139)
Interest income	(22)	(18)
Other (income) expense – net	19	(10)
Earnings Before Income Taxes	306	690

Income taxes	76	197
Net Earnings Including Noncontrolling Interests	230	493

Less: Net earnings (losses) attributable to noncontrolling interests	—	—

Net Earnings Attributable to Controlling Interests	$230	$493

Average number of shares outstanding – basic	595	636

Average number of shares outstanding – diluted	597	639

Basic earnings per common share	$0.39	$0.78

Diluted earnings per common share	$0.39	$0.77

Dividends per common share	$0.30	$0.28

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)

Net earnings including noncontrolling interests	$230	$493
Other comprehensive income (loss):
Foreign currency translation adjustment	202	(702)
Tax effect	23	32
Net of tax amount	225	(670)

Pension and other postretirement benefit liabilities adjustment	1	42
Tax effect	—	(19)
Net of tax amount	1	23

Deferred gain (loss) on hedging activities	10	(56)
Tax effect	(2)	21
Net of tax amount	8	(35)

Unrealized gain (loss) on investments	(33)	43
Tax effect	(2)	—
Net of tax amount	(35)	43
Other comprehensive income (loss)	199	(639)
Comprehensive income (loss) including noncontrolling interests	429	(146)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)

Comprehensive income (loss) attributable to controlling interests	$429	$(145)

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$706	$910
Short-term marketable securities	525	438
Segregated cash and investments	5,271	5,214
Trade receivables	1,965	1,738
Inventories	7,914	8,243
Other current assets	4,589	5,286
Total Current Assets	20,970	21,829

Investments and Other Assets
Investments in and advances to affiliates	4,089	3,901
Long-term marketable securities	441	439
Goodwill and other intangible assets	3,889	3,688
Other assets	401	447
Total Investments and Other Assets	8,820	8,475

Property, Plant, and Equipment
Land	465	454
Buildings	4,768	4,715
Machinery and equipment	17,378	17,159
Construction in progress	970	946
	23,581	23,274
Accumulated depreciation	(13,690)	(13,421)
Net Property, Plant, and Equipment	9,891	9,853

Total Assets	$39,681	$40,157

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$783	$86
Trade payables	2,969	3,474
Payables to brokerage customers	5,425	5,820
Accrued expenses and other payables	3,678	4,113
Current maturities of long-term debt	12	12
Total Current Liabilities	12,867	13,505

Long-Term Liabilities
Long-term debt	5,851	5,779
Deferred income taxes	1,621	1,563
Other	1,429	1,395
Total Long-Term Liabilities	8,901	8,737

Shareholders’ Equity
Common stock	2,875	3,180
Reinvested earnings	16,971	16,865
Accumulated other comprehensive income (loss)	(1,947)	(2,146)
Noncontrolling interests	14	16
Total Shareholders’ Equity	17,913	17,915
Total Liabilities and Shareholders’ Equity	$39,681	$40,157

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$230	$493
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	231	216
Asset impairment charges	11	—
Deferred income taxes	50	4
Equity in earnings of affiliates, net of dividends	(44)	(67)
Stock compensation expense	28	26
Pension and postretirement accruals (contributions), net	15	(4)
Deferred cash flow hedges	10	(56)
Gain on sale of assets	(3)	(3)
Other – net	29	(32)
Changes in operating assets and liabilities
Segregated cash and investments	(117)	131
Trade receivables	(172)	550
Inventories	406	739
Other current assets	128	(184)
Trade payables	(527)	(1,071)
Payables to brokerage customers	217	73
Accrued expenses and other payables	(469)	(770)
Total Operating Activities	23	45

Investing Activities
Purchases of property, plant, and equipment	(180)	(244)
Proceeds from sales of property, plant, and equipment	11	6
Net assets of businesses acquired	(84)	—
Purchases of marketable securities	(426)	(246)
Proceeds from sales of marketable securities	376	346
Distributions from affiliates	7	1
Other – net	(152)	(124)
Total Investing Activities	(448)	(261)

Financing Activities
Long-term debt borrowings	—	8
Long-term debt payments	(4)	(7)
Net borrowings (payments) under lines of credit agreements	697	742
Purchases of treasury stock	(296)	(566)
Cash dividends	(177)	(177)
Other – net	1	7
Total Financing Activities	221	7

Increase (decrease) in cash and cash equivalents	(204)	(209)
Cash and cash equivalents beginning of period	910	1,099

Cash and cash equivalents end of period	$706	$890

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915
Reclassification impact of ASU 2016-09 (see Note 2)		(53)	53			—
Balance, January 1, 2016	595	3,127	16,918	(2,146)	16	17,915
Comprehensive income
Net earnings			230		—
Other comprehensive income (loss)				199	—
Total comprehensive income						429
Cash dividends paid- $0.30 per share			(177)			(177)
Treasury stock purchases	(9)	(296)				(296)
Stock compensation expense	1	28				28
Other	—	16	—	—	(2)	14
Balance, March 31, 2016	587	$2,875	$16,971	$(1,947)	$14	$17,913

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Effective January 1, 2016, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 805, Business Combinations, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, shall be recorded in the same period’s financial statements. The amended guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.

Effective January 1, 2016, the Company adopted Accounting Standards Update 2016-09 which amended the guidance of ASC Topic 718, Compensation - Stock Compensation, to simplify the accounting for share-based payment award transactions. The areas of simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company recorded a $53 million increase in beginning retained earnings for the cumulative effect of excess tax benefits previously recognized as additional paid-in capital in its consolidated statement of shareholders’ equity. The effects of the adoption of the other provisions of this amended guidance were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Pending Accounting Standards

Effective January 1, 2017, the Company will be required to adopt the amended guidance of ASC Topic 330, Inventory, which simplifies the measurement of inventory. The amended guidance requires an entity to measure its cost-based inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out method. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company expects to complete its assessment of the impact of the new guidance on its consolidated financial statements later in 2016.

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Subtopic 825-10, Financial Instruments - Overall, which is intended to improve the recognition and measurement of financial instruments. The amended guidance requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by using a qualitative assessment to identify impairment. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months. The Company is expected to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

Note 4.	Acquisition

During the three months ended March 31, 2016, the Company acquired 90% of Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients, for a total cost of $84 million in cash and recorded a preliminary allocation of the purchase price related to the acquisition. The purchase price for this acquisition was preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, and other long-term liabilities for $7 million, $11 million, $40 million, $46 million, and $20 million, respectively. The Company has agreed to acquire the remaining 10% interest following two years of operation. The acquisition complements the Company’s existing ingredient businesses and offers customers a full-service, one-stop shop for their ingredient needs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements at March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,087	$969	$4,056
Unrealized derivative gains:
Commodity contracts	—	486	218	704
Foreign exchange contracts	—	134	—	134
Interest rate contracts	—	33	—	33
Cash equivalents	190	—	—	190
Marketable securities	879	89	—	968
Segregated investments	2,184	—	—	2,184
Deferred receivables consideration	—	292	—	292
Total Assets	$3,253	$4,121	$1,187	$8,561

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$359	$111	$470
Foreign exchange contracts	—	206	—	206
Inventory-related payables	—	450	23	473
Total Liabilities	$—	$1,015	$134	$1,149

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,062	$1,004	$4,066
Unrealized derivative gains:
Commodity contracts	—	403	243	646
Foreign exchange contracts	1	92	—	93
Interest rate contracts	—	19	—	19
Cash equivalents	328	—	—	328
Marketable securities	698	175	—	873
Segregated investments	1,938	—	—	1,938
Deferred receivables consideration	—	513	—	513
Total Assets	$2,965	$4,264	$1,247	$8,476

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$306	$113	$419
Foreign exchange contracts	—	186	—	186
Inventory-related payables	—	705	16	721
Total Liabilities	$—	$1,197	$129	$1,326

Estimated fair values for inventories carried at market are based on exchange-quoted prices adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (OTC) markets.  Market valuations for the Company’s inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, or other (income) expense – net depending upon the purpose of the contract. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s marketable securities are comprised of equity investments, U.S. Treasury securities, corporate debt securities, and other debt securities.  Publicly traded equity investments and U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.  Corporate debt and other debt securities are valued using third-party pricing services and substantially all are classified in Level 2. Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 15). This amount is reflected in other current assets on the consolidated balance sheet (see Note 8). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016.

	Level 3 Fair Value Asset Measurements at
	March 31, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2015	$1,004	$243	$1,247
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(114)	63	(51)
Purchases	2,356	—	2,356
Sales	(2,237)	—	(2,237)
Settlements	—	(97)	(97)
Transfers into Level 3	88	32	120
Transfers out of Level 3	(128)	(23)	(151)
Ending balance, March 31, 2016	$969	$218	$1,187

* Includes increase in unrealized gains of $18 million relating to Level 3 assets still held at March 31, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016.

	Level 3 Fair Value Liability Measurements at
	March 31, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2015	$16	$113	$129
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	13	79	92
Purchases	1	—	1
Sales	(7)	—	(7)
Settlements	—	(72)	(72)
Transfers into Level 3	—	15	15
Transfers out of Level 3	—	(24)	(24)
Ending balance, March 31, 2016	$23	$111	$134

* Includes increase in unrealized losses of $79 million relating to Level 3 liabilities still held at March 31, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.

	Level 3 Fair Value Asset Measurements at
	March 31, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(331)	69	(262)
Purchases	2,817	—	2,817
Sales	(2,803)	—	(2,803)
Settlements	—	(144)	(144)
Transfers into Level 3	103	55	158
Transfers out of Level 3	(238)	(5)	(243)
Ending balance, March 31, 2015	$1,039	$178	$1,217

* Includes increase in unrealized gains of $25 million relating to Level 3 assets still held at March 31, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.

	Level 3 Fair Value Liability Measurements at
	March 31, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(5)	64	59
Purchases	6	—	6
Sales	(22)	—	(22)
Settlements	—	(135)	(135)
Transfers into Level 3	1	82	83
Transfers out of Level 3	—	(5)	(5)
Ending balance, March 31, 2015	$20	$218	$238

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2016 and December 31, 2015. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of March 31, 2016 is a weighted average 21.8% of the total price for assets and 61.8% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2016		December 31, 2015
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	21.8%	61.8%	10.0%	53.5%
Transportation cost	2.2%	2.4%	1.8%	—

Commodity Derivative Contracts
Basis	20.2%	20.7%	17.7%	17.9%
Transportation cost	4.7%	9.7%	6.6%	10.4%

In certain of the Company’s principal markets, the Company relies on price quotes from third parties to value its inventories and physical commodity purchase and sale contracts. These price quotes are generally not further adjusted by the Company in determining the applicable market price. In some cases, availability of third-party quotes is limited to only one or two independent sources. In these situations, absent other corroborating evidence, the Company considers these price quotes as 100% unobservable and, therefore, the fair value of these items is reported in Level 3.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)

FX Contracts	$134	$206	$93	$186
Commodity Contracts	704	470	646	419
Total	$838	$676	$739	$605

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
	(In millions)
FX Contracts
Revenues	$—	$20
Cost of products sold	107	(69)
Other income (expense) – net	(1)	(23)

Commodity Contracts
Cost of products sold	$(10)	$238
Total gain (loss) recognized in earnings	$96	$166

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2016 and December 31, 2015, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At March 31, 2016, the Company has $33 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of March 31, 2016, the Company has $28 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $26 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 69% of its monthly anticipated grind.  At March 31, 2016, the Company has designated hedges representing between 1% and 46% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 105 million gallons of ethanol sales per month under these programs.  At March 31, 2016, the Company has designated hedges representing between 0 and 48 million gallons of ethanol sales per month over the next 3 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)		(In millions)
Interest Contracts	$33	$—	$19	$—
Total	$33	$—	$19	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2016 and 2015.

		Three months ended
	Consolidated Statement of Earnings Locations	March 31,
		2016	2015
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(14)	$17
Commodity Contracts	Cost of products sold	(19)	—
	Revenues	1	47
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	2	7
	Cost of products sold	2	(13)
Total amount recognized in earnings		$(28)	$58

Hedge ineffectiveness for commodity contracts results when the change in the price of the underlying commodity in a specific cash market differs from the change in the price of the derivative financial instrument used to establish the hedging relationship.  As an example, if the change in the price of a corn futures contract is strongly correlated to the change in cash price paid for corn, the gain or loss on the derivative instrument is deferred and recognized at the time the corn grind occurs.  If the change in price of the derivative does not strongly correlate to the change in the cash price of corn, in the same example, some portion or all of the derivative gains or losses may be required to be recognized in earnings prior to when the corn grind occurs.

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of March 31, 2016, the Company has $28 million of losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

March 31, 2016
United States government obligations
Maturity less than 1 year	$297	$—	$—	$297
Maturity 1 to 5 years	99	1	—	100
Corporate debt securities
Maturity 1 to 5 years	69	1	—	70
Other debt securities
Maturity less than 1 year	228	—	—	228
Maturity 1 to 5 years	—	—	—	—
Equity securities
Available-for-sale	309	—	(38)	271
	$1,002	$2	$(38)	$966

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2015
United States government obligations
Maturity less than 1 year	$256	$—	$—	$256
Maturity 1 to 5 years	116	—	—	116
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	182	—	—	182
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	296	4	(6)	294
	$879	$4	$(6)	$877

Of the $38 million in unrealized losses at March 31, 2016, $35 million arose within the last 12 months and is related to the Company’s investment in two available-for-sale equity securities with a fair value of $267 million.  The market value of the Company’s investment that has been in an unrealized loss position for 12 months or longer is $3 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2016	2015
	(In millions)

Unrealized gains on derivative contracts	$871	$758
Deferred receivables consideration	292	513
Customer omnibus receivable	574	1,148
Financing receivables - net (1)	303	352
Insurance premiums receivable	573	584
Prepaid expenses	457	406
Non-trade receivables (2)	915	838
Other current assets	604	687
	$4,589	$5,286

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $8 million at March 31, 2016 and December 31, 2015. Interest earned on financing receivables of $8 million for the three months ended March 31, 2016, and $7 million for the three months ended March 31, 2015, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $321 million and $272 million of reinsurance recoverables as of March 31, 2016 and December 31, 2015, respectively.

Note 9.	Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2016	2015
	(In millions)

Unrealized losses on derivative contracts	$676	$605
Reinsurance premiums payable	424	425
Insurance claims payables	534	459
Deferred income	781	1,152
Other accruals and payable	1,263	1,472
	$3,678	$4,113

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

At March 31, 2016, the fair value of the Company’s long-term debt exceeded the carrying value by $1.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2016, the Company had lines of credit totaling $6.1 billion, of which $5.4 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at March 31, 2016.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable. As of March 31, 2016, the Company utilized $1.1 billion of its facility under the Programs (see Note 15 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016 was 24.8% compared to 28.6% for the three months ended March 31, 2015 due primarily to changes in the forecasted geographic mix of pretax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of March 31, 2016, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $401 million. The statute of limitations for 2005 and 2008 to 2010 has expired. The Company does not expect to receive any additional tax assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $112 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2008. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2008, and estimates that these potential assessments would be approximately $152 million (as of March 31, 2016 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

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

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2016 and the reclassifications out of AOCI for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)
Other comprehensive income (loss) before reclassifications	202	(22)	(9)	(33)	138
Amounts reclassified from AOCI	—	32	10	—	42
Tax effect	23	(2)	—	(2)	19
Net current period other comprehensive income	225	8	1	(35)	199
Balance at March 31, 2016	$(1,401)	$(7)	$(522)	$(17)	$(1,947)

The current period change in foreign currency translation adjustment is primarily due to U.S. dollar depreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended
Details about AOCI components	March 31, 2016	March 31, 2015	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$19	$—	Cost of products sold
	14	(17)	Other income/expense
	(1)	(47)	Revenues
	32	(64)	Total before tax
	(11)	24	Tax
	$21	$(40)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(2)
Actuarial losses	14	27
	10	25	Total before tax
	(1)	(17)	Tax
	$9	$8	Net of tax

Note 13.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)

Gain on sale of assets	$(3)	$(3)
Other – net	22	(7)
Other (Income) Expense - Net	$19	$(10)

Gain on sale of assets for the quarter ended March 31, 2016 and 2015 includes gains on disposals of individually insignificant assets in the ordinary course of business. Other - net for the quarter ended March 31, 2016 includes foreign exchange losses partially offset by other income. Other - net for the quarter ended March 31, 2015 includes foreign exchange gains partially offset by amortization of intangibles.

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to structured trade finance and the processing of wheat into wheat flour. This segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. Through the fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, which are used in various food and industrial products. Additionally, the Corn Processing segment includes the activities of the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., and Red Star Yeast Company LLC.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC and Edible Oils Limited joint ventures. In March 2016, the Company acquired additional shares in Wilmar increasing its ownership interest from 19% to 20%.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. In February 2016, the Company acquired a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients.

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

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results were reclassified to conform to the current presentation.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Gross revenues
Agricultural Services	$6,863	$9,078
Corn Processing	2,220	2,488
Oilseeds Processing	6,092	6,896
Wild Flavors and Specialty Ingredients	596	607
Other	158	159
Intersegment elimination	(1,545)	(1,722)
Total gross revenues	$14,384	$17,506

Intersegment sales
Agricultural Services	$383	$1,033
Corn Processing	13	22
Oilseeds Processing	1,095	603
Wild Flavors and Specialty Ingredients	4	1
Other	50	63
Total intersegment sales	$1,545	$1,722

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Revenues from external customers
Agricultural Services
Merchandising and Handling	$5,679	$7,027
Milling and Other	746	964
Transportation	55	54
Total Agricultural Services	6,480	8,045
Corn Processing
Sweeteners and Starches	967	875
Bioproducts	1,240	1,591
Total Corn Processing	2,207	2,466
Oilseeds Processing
Crushing and Origination	3,106	3,775
Refining, Packaging, Biodiesel, and Other	1,769	2,441
Asia	122	77
Total Oilseeds Processing	4,997	6,293

Wild Flavors and Specialty Ingredients	592	606
Total Wild Flavors and Specialty Ingredients	592	606

Other - Financial	108	96
Total Other	108	96
Total revenues from external customers	$14,384	$17,506

Segment operating profit
Agricultural Services	$75	$194
Corn Processing	131	113
Oilseeds Processing	260	469
Wild Flavors and Specialty Ingredients	70	68
Other	37	11
Total segment operating profit	573	855
Corporate	(267)	(165)
Earnings before income taxes	$306	$690

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.3 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 24, 2016, unless extended.

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.3 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 17, 2017, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2016 and December 31, 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of March 31, 2016 and December 31, 2015, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.4 billion, and $1.7 billion, respectively. In exchange for the transfer as of March 31, 2016 and December 31, 2015, the Company received cash of $1.1 billion and $1.2 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.3 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $8.4 billion and $11.2 billion for the three months ended March 31, 2016 and 2015, respectively. Of this amount, $8.3 billion and $11.0 billion pertain to cash collections on the deferred consideration for the three months ended March 31, 2016 and 2015, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million during the three months ended March 31, 2016 and 2015 classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the three months ended March 31, 2016 and 2015 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Subsequent Event

In April 2016, the Company completed the purchase of a 50% interest in Cairo-based Medsofts Group, a joint venture that will own and manage merchandising and supply chain operations. The joint venture further diversifies and expands the Company’s merchandising footprint, helps the Company grow its logistics services, and enhances its destination marketing capabilities.

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

The Company’s operations are organized, managed and classified into four reportable business segments: Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other. See Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the Company’s business segments.

The Company’s recent significant portfolio actions and announcements include:

•	the purchase in February 2016 of a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients;

•	the purchase in April 2016 of a 50% interest in Cairo-based Medsofts Group, a joint venture that will own and manage merchandising and supply chain operations;

•	the pending expansion of Olenex, a joint venture with Wilmar for the sale and marketing of refined vegetable oils and fats in Europe; and

•	the pending acquisition from Tate & Lyle of a Casablanca, Morocco-based corn wet mill that produces glucose and native starch.

The pending transactions are expected to close in 2016, subject to regulatory approvals.

As part of the evolution of the Company’s strategic plan, the Company is currently undertaking a fresh look at the capital intensity of its operations and portfolio, seeking innovative ways to reduce and redeploy capital in its efforts to drive long-term returns, including a strategic review of its U.S. corn dry mills and options for its Brazilian sugarcane ethanol business. The Company decided not to operate the Brazil sugar ethanol plant during the first quarter of 2016, and recently announced it had entered into an agreement for the potential sale of the Brazil sugar business, subject to normal closing and regulatory conditions.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, manufacturing expenses, and selling, general, and administrative expenses. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information.

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by weak U.S. grain export competitiveness and decreased global merchandising opportunities. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable.  Ethanol continues to face a challenging pricing environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer,  U.S. industry ethanol production remained at record-high levels limiting margins. Global oilseeds processing volumes and margins remained solid despite a decrease in U.S. soybean meal exports and slower South American grain commercialization due to low prices and a stronger local currency. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and revenue opportunities amid continuing economic uncertainty in many emerging economies and a strong U.S. dollar. Customers’ interest to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net earnings attributable to controlling interests was $230 million in the first quarter of 2016 compared to $493 million in the first quarter of 2015. Segment operating profit decreased $282 million to $573 million, due to lower U.S. export volumes, weaker margins, poor results from the global trade desk, and weaker global crush margins. Included in this quarter’s segment operating profit was approximately $2 million of mark-to-market gains related to hedge timing effects while segment operating profit in the prior year’s quarter included approximately $30 million of mark-to-market losses related to hedge timing effects. Corporate results were a charge of $267 million this quarter compared to $165 million in last year’s quarter. Corporate results this quarter include a charge of $14 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $2 million in the first quarter of 2015, and a $50 million loss from the Company’s share in the results of an equity investee’s updated portfolio valuations compared to a $31 million gain in the first quarter of 2015.

Income taxes decreased $121 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2016 decreased to 24.8% compared to 28.6% for the quarter ended March 31, 2015, due primarily to changes in the forecasted geographic mix of pretax earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2016	2015	Change
Oilseeds	8,281	8,849	(568)
Corn	5,742	5,302	440
Total	14,023	14,151	(128)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current margin environment and seasonal local supply and demand conditions.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results were reclassified to conform to the current presentation.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$5,679	$7,027	$(1,348)
Milling and Other	746	964	(218)
Transportation	55	54	1
Total Agricultural Services	6,480	8,045	(1,565)

Corn Processing
Sweeteners and Starches	967	875	92
Bioproducts	1,240	1,591	(351)
Total Corn Processing	2,207	2,466	(259)

Oilseeds Processing
Crushing and Origination	3,106	3,775	(669)
Refining, Packaging, Biodiesel, and Other	1,769	2,441	(672)
Asia	122	77	45
Total Oilseeds Processing	4,997	6,293	(1,296)

Wild Flavors and Specialty Ingredients	592	606	(14)
Total Wild Flavors and Specialty Ingredients	592	606	(14)

Other - Financial	108	96	12
Total Other	108	96	12
Total	$14,384	$17,506	$(3,122)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues decreased $3.1 billion, or 18%, to $14.4 billion due principally to lower sales prices ($1.8 billion) related to a decrease in underlying commodity prices, including $0.2 billion in foreign currency translation impacts, and lower overall sales volumes ($1.3 billion). The decrease in sales prices was due principally to lower sales prices of unprocessed commodities. Agricultural Services revenues decreased 19% to $6.5 billion due principally to lower average sales volumes ($1.0 billion) and lower average sales prices ($0.6 billion). Corn Processing revenues decreased 11% to $2.2 billion due principally to lower sales prices ($0.2 billion). Oilseeds Processing revenues decreased 21% to $5.0 billion due principally to lower sales prices ($1.0 billion) and lower sales volumes ($0.3 billion).

Cost of products sold decreased $2.8 billion to $13.6 billion due principally to lower sales volumes and lower average commodity prices, including $0.2 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $14 million from the effect of increasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to a credit of $2 million in the prior year’s quarter. Manufacturing expenses decreased $0.1 billion to $1.3 billion primarily due to the sale of the cocoa business, lower fuel usage and lower natural gas and gasoline prices.

Gross profit decreased $0.3 billion, or 28%, to $0.8 billion. The decrease in gross profit consists principally of poor merchandising results ($78 million), lower volumes and higher costs in barge operations ($27 million), lower ethanol margins ($25 million), lower global crush margins ($143 million), and the sale of the cocoa business ($10 million). These factors are explained in the segment operating profit discussion on pages 32 and 33. The effects of increasing commodity price during the first quarter of 2016 on LIFO inventory valuations had a $16 million impact on gross profit. The decrease in underlying commodity prices from the prior year quarter did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses decreased $23 million to $475 million due principally to decreased expenses related to the sale of the cocoa business.

Asset impairment, exit, and restructuring charges increased $13 million due to software impairment and restructuring charges.

Interest expense declined $11 million to $70 million primarily due to lower interest rates and the favorable effects of the debt restructuring from 2015.

Equity in earnings of unconsolidated affiliates decreased $74 million to $65 million primarily due to a $50 million loss in the current quarter from the Company’s share in the results of an equity investee’s updated portfolio valuations.

Other income decreased $29 million to an expense of $19 million primarily due to foreign exchange losses compared to foreign exchange gains in the prior period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$23	$107	$(84)
Milling and Other	48	55	(7)
Transportation	4	32	(28)
Total Agricultural Services	75	194	(119)

Corn Processing
Sweeteners and Starches	143	78	65
Bioproducts	(12)	35	(47)
Total Corn Processing	131	113	18

Oilseeds Processing
Crushing and Origination	$119	$334	$(215)
Refining, Packaging, Biodiesel, and Other	79	67	12
Asia	62	68	(6)
Total Oilseeds Processing	260	469	(209)

Wild Flavors and Specialty Ingredients	70	68	2
Total Wild Flavors and Specialty Ingredients	70	68	2

Other - Financial	37	11	26
Total Other	37	11	26
Total Segment Operating Profit	573	855	(282)
Corporate	(267)	(165)	(102)
Earnings Before Income Taxes	$306	$690	$(384)

Agricultural Services operating profit decreased $119 million to $75 million. Merchandising and Handling operating results declined $84 million to $23 million due to a challenging merchandising environment that continued due to weak U.S. export competitiveness, lower North American volumes and margins and losses from the global trade desk operations caused in part by unfavorable merchandising positions, compared to positive results last year. Milling and other declined $7 million due to lower grain and feed margins. Transportation results declined $28 million due to low U.S. exports and high water conditions that resulted in lower barge volumes and higher operating costs.

Corn Processing operating profit increased $18 million to $131 million. Included in the current quarter operating profit is $2 million of mark-to-market gains related to corn hedge timing effects compared to mark-to-market losses of $14 million in the prior year quarter. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $56 million due to an improved cost environment driven by strong capacity utilization. Excluding corn hedge timing effects, Bioproducts profit in the quarter decreased by $54 million due primarily to the continued challenging conditions in the global lysine market. In addition, ethanol continues to face a challenging pricing environment, and margins continue to be impacted by high industry production levels that caused inventories to build throughout the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $209 million to $260 million. Crushing and Origination operating profit decreased $215 million to $119 million due primarily to lower global margins resulting from increased Argentine soy meal exports and significantly reduced U.S. meal exports. In addition, lower soft seed crush volumes and weaker Brazilian origination results from slower commercialization negatively impacted results in the quarter. Refining, Packaging, Biodiesel, and Other operating profit improved $12 million to $79 million due to stronger results from North America and Europe partially offset by weaker results in South America and the sale of the cocoa business in October 2015, which decreased results by $10 million. Asia results declined $6 million to $62 million, primarily due to lower equity earnings from the Company’s investment in Wilmar International Limited.

Wild Flavors and Specialty Ingredients operating profit increased $2 million to $70 million due to solid results from Wild Flavors and higher results from specialty proteins. Current quarter results also included approximately $3 million of operational start-up costs for the Tianjin fibersol facility in China and the Campo Grande specialty protein complex in Brazil.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In millions)

LIFO credit (charge)	$(14)	$2	$(16)
Interest expense - net	(68)	(78)	10
Unallocated corporate costs	(105)	(103)	(2)
Other charges (income)	(11)	—	(11)
Minority interest and other	(69)	14	(83)
Total Corporate	$(267)	$(165)	$(102)

Corporate results were a net charge of $267 million this quarter compared to $165 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $14 million this quarter compared to a credit of $2 million in the prior year quarter. Interest expense - net declined $10 million due principally to lower interest rates. Unallocated corporate costs increased $2 million due primarily to increased spending on the Company’s ERP program and various strategic business improvement projects. Other charges in the current period related to software impairment. Minority interest and other expense increased $83 million primarily due to $50 million loss from the Company’s share in the results of an equity investee’s updated portfolio valuations compared to a $31 million gain in the first quarter of 2015.

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

The reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2016 and 2015, are provided in the following table.

	Three months ended March 31,
	2016		2015
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	597		639
Net earnings and reported EPS (fully diluted)	$230	$0.39	$493	$0.77
Adjustments:
LIFO credit (net of tax of $5 million in 2016 and $1 million in 2015) (1)	9	0.02	(1)	—
Asset impairment, restructuring, and settlement charges (net of tax of $5 million) (2)	8	0.01	—	—
Effective tax rate true-up	—	—	(1)	—
U.S. biodiesel credits	—	—	9	0.01
Total adjustments	17	0.03	7	0.01
Adjusted net earnings and EPS	$247	$0.42	$500	$0.78

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2016 and 2015 are provided in the following table.

	Three months ended March 31,
(In millions)	2016	2015	Change
Earnings before income taxes	$306	$690	$(384)
Interest expense	70	81	(11)
Depreciation and amortization	229	214	15
LIFO	14	(2)	16
Asset impairment, restructuring, and settlement charges	13	—	13
Adjusted EBITDA	$632	$983	$(351)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended March 31,
(In millions)	2016	2015	Change
Agricultural Services
Earnings before income taxes	$75	$194	$(119)
Depreciation and amortization	51	42	9
Asset impairment, restructuring, and settlement charges	1	—	1
Agricultural Services Adjusted EBITDA	127	236	(109)
Corn Processing
Earnings before income taxes	131	113	18
Depreciation and amortization	93	82	11
Corn Processing Adjusted EBITDA	224	195	29
Oilseeds Processing
Earnings before income taxes	260	469	(209)
Interest expense	—	1	(1)
Depreciation and amortization	48	50	(2)
Asset impairment, restructuring, and settlement charges	1	—	1
Oilseeds Processing Adjusted EBITDA	309	520	(211)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	70	68	2
Interest expense	—	1	(1)
Depreciation and amortization	22	26	(4)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	92	95	(3)
Other - Financial
Earnings before income taxes	37	11	26
Interest expense	1	—	1
Depreciation and amortization	1	2	(1)
Other - Financial Adjusted EBITDA	39	13	26
Corporate
Earnings (losses) before income taxes	(267)	(165)	(102)
Interest expense	69	79	(10)
Depreciation and amortization	14	12	2
LIFO	14	(2)	16
Asset impairment, restructuring, and settlement charges	11	—	11
Corporate Adjusted EBITDA	(159)	(76)	(83)
Total Adjusted EBITDA	$632	$983	$(351)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At March 31, 2016, the Company had $1.2 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital is $4.9 billion of readily marketable commodity inventories. Cash provided by operating activities was $23 million for the quarter compared to $45 million the same period last year. Working capital changes decreased cash by $0.5 billion both for the quarter and the same period last year. Trade receivables increased $0.2 billion due principally to lower receivables sold under the accounts receivable securitization programs. Inventories declined approximately $0.4 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $0.5 billion principally reflecting cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.4 billion for the quarter compared to $0.3 billion the same period last year. Marketable securities purchases were $0.4 billion for the quarter compared to $0.2 billion the same period last year. Capital expenditures of $0.2 billion for the quarter was comparable to the same period last year. Other investing activities include additional investment in Wilmar of $0.1 billion for the quarter which was comparable to the same period last year. Cash provided by financing activities was $0.2 billion for the quarter compared to $7 million the same period last year. Commercial paper borrowings of $0.7 billion for the quarter was comparable to the same period last year. Treasury stock purchases were $0.3 billion for the quarter compared to $0.6 billion the same period last year.

At March 31, 2016, the Company’s capital resources included net worth of $17.9 billion and lines of credit totaling $6.1 billion, of which $5.4 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 25% and 24% at March 31, 2016 and December 31, 2015, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at March 31, 2016.

As of March 31, 2016, the Company had cash of $0.7 billion, of which, $0.6 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $3.8 billion, and domestic cash and cash equivalents at March 31, 2016 of $0.1 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2016, the Company utilized $1.1 billion of its facility under the Programs.

For the quarter ended March 31, 2016, the Company spent approximately $0.2 billion in capital expenditures, $0.1 billion in acquisitions, $0.1 billion in additional Wilmar investment, $0.2 billion in dividends, and $0.3 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 8.8 million shares for the quarter ended March 31, 2016. The Company has 47.9 million shares remaining that may be purchased under the program until December 31, 2019.

The Company expects capital expenditures of $1.0 billion during 2016. In 2016, the Company expects additional cash outlays of approximately $0.7 billion in dividends and $1.0 billion to $1.5 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2016 and December 31, 2015 were $10.1 billion and $9.7 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories and higher prices. As of March 31, 2016, the Company expects to make payments related to purchase obligations of $9.4 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2016.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2016.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2016 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commodities

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in customer preferences and standards of living, and global production of similar and competitive crops.

The fair value of the Company’s commodity position is a summation of the fair values calculated for each commodity by valuing all significant commodity risk positions at quoted market prices for the period, where available, or utilizing a close proxy. The Company has established metrics to monitor the amount of market risk exposure, which consist of volumetric limits and value-at-risk (VaR) limits. VaR measures the potential loss, at a 95% confidence level, that could be incurred over a one-year period. Volumetric limits are monitored daily and VaR calculations and sensitivity analysis are monitored weekly.

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

	Three months ended		Year ended
	March 31, 2016		December 31, 2015
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)

Highest position	$(157)	$(16)	$(49)	$(5)
Lowest position	(469)	(47)	(1,851)	(185)
Average position	(364)	(36)	(715)	(72)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The increase in fair value of the average position was principally the result of decrease in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 11 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in certain non-U.S. markets. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation proceeding in federal court in Kansas City, Missouri, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits; the courts dismissed these third-party claims on April 4, 2016. Third, the Company has been named as a defendant in more than 200 suits filed by farmers and other parties in state and federal court in Illinois beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant. All of these actions are in pretrial proceedings, and it is premature at this time to estimate a range of potential liability.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2016. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2016 to
January 31, 2016	1,455,550	$33.353	1,455,550	55,213,373

February 1, 2016 to
February 29, 2016	6,007,217	33.382	5,954,283	49,259,090

March 1, 2016 to
March 31, 2016	1,373,997	34.900	1,373,997	47,885,093
Total	8,836,764	$33.613	8,783,830	47,885,093

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2016, there were 52,934 shares received as payments for the minimum withholding taxes on vested restricted stock awards. During the three-month ended March 31, 2016, there were no shares received for the exercise price of stock option exercises.

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

Dated: May 3, 2016