Form 10-Q
period 2016-06-30
ARCHER DANIELS MIDLAND CO
filed 2016-08-02
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock, no par value – 581,763,197 shares
(July 29, 2016)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)

Revenues	$15,629	$17,186	$30,013	$34,692
Cost of products sold	14,872	16,222	28,460	32,626
Gross Profit	757	964	1,553	2,066

Selling, general, and administrative expenses	520	525	1,014	1,031
Asset impairment, exit, and restructuring costs	12	31	25	31
Interest expense	65	85	135	166
Equity in earnings of unconsolidated affiliates	(90)	(87)	(155)	(226)
Interest income	(23)	(21)	(45)	(39)
Other (income) expense – net	(134)	(95)	(134)	(113)
Earnings Before Income Taxes	407	526	713	1,216

Income taxes	119	143	195	340
Net Earnings Including Noncontrolling Interests	288	383	518	876

Less: Net earnings (losses) attributable to noncontrolling interests	4	(3)	4	(3)

Net Earnings Attributable to Controlling Interests	$284	$386	$514	$879

Average number of shares outstanding – basic	591	624	593	630

Average number of shares outstanding – diluted	594	627	595	633

Basic earnings per common share	$0.48	$0.62	$0.87	$1.40

Diluted earnings per common share	$0.48	$0.62	$0.87	$1.39

Dividends per common share	$0.30	$0.28	$0.60	$0.56

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)

Net earnings including noncontrolling interests	$288	$383	$518	$876
Other comprehensive income (loss):
Foreign currency translation adjustment	(218)	177	(16)	(525)
Tax effect	(10)	(6)	13	26
Net of tax amount	(228)	171	(3)	(499)

Pension and other postretirement benefit liabilities adjustment	15	(4)	16	38
Tax effect	(3)	—	(3)	(19)
Net of tax amount	12	(4)	13	19

Deferred gain (loss) on hedging activities	(21)	38	(11)	(18)
Tax effect	2	(9)	—	12
Net of tax amount	(19)	29	(11)	(6)

Unrealized gain (loss) on investments	45	(20)	12	23
Tax effect	(1)	(2)	(3)	(2)
Net of tax amount	44	(22)	9	21
Other comprehensive income (loss)	(191)	174	8	(465)
Comprehensive income (loss) including noncontrolling interests	97	557	526	411

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(3)	4	(4)

Comprehensive income (loss) attributable to controlling interests	$93	$560	$522	$415

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$334	$910
Short-term marketable securities	396	438
Segregated cash and investments	5,540	5,214
Trade receivables	2,257	1,738
Inventories	8,000	8,243
Other current assets	4,340	5,286
Total Current Assets	20,867	21,829

Investments and Other Assets
Investments in and advances to affiliates	4,429	3,901
Long-term marketable securities	487	439
Goodwill and other intangible assets	3,865	3,688
Other assets	648	447
Total Investments and Other Assets	9,429	8,475

Property, Plant, and Equipment
Land	457	454
Buildings	4,736	4,715
Machinery and equipment	17,315	17,159
Construction in progress	972	946
	23,480	23,274
Accumulated depreciation	(13,678)	(13,421)
Net Property, Plant, and Equipment	9,802	9,853

Total Assets	$40,098	$40,157

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,554	$86
Trade payables	2,770	3,474
Payables to brokerage customers	5,640	5,820
Accrued expenses and other payables	3,543	4,113
Current maturities of long-term debt	271	12
Total Current Liabilities	13,778	13,505

Long-Term Liabilities
Long-term debt	5,561	5,779
Deferred income taxes	1,685	1,563
Other	1,364	1,395
Total Long-Term Liabilities	8,610	8,737

Temporary Equity - Redeemable noncontrolling interest	41	—

Shareholders’ Equity
Common stock	2,714	3,180
Reinvested earnings	17,079	16,865
Accumulated other comprehensive income (loss)	(2,138)	(2,146)
Noncontrolling interests	14	16
Total Shareholders’ Equity	17,669	17,915
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$40,098	$40,157

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)

Operating Activities
Net earnings including noncontrolling interests	$518	$876
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	452	441
Asset impairment charges	20	31
Deferred income taxes	86	29
Equity in earnings of affiliates, net of dividends	(30)	(69)
Stock compensation expense	45	42
Pension and postretirement accruals (contributions), net	27	16
Deferred cash flow hedges	44	(18)
Gains on sales of assets/revaluations	(121)	(104)
Other – net	(3)	(50)
Changes in operating assets and liabilities
Segregated cash and investments	(405)	146
Trade receivables	(477)	423
Inventories	283	1,334
Other current assets	(15)	735
Trade payables	(710)	(1,226)
Payables to brokerage customers	500	(534)
Accrued expenses and other payables	(580)	(1,665)
Total Operating Activities	(366)	407

Investing Activities
Purchases of property, plant, and equipment	(396)	(540)
Proceeds from sales of business and assets	96	135
Net assets of businesses acquired	(120)	(69)
Purchases of marketable securities	(802)	(545)
Proceeds from sales of marketable securities	865	735
Investments in and advances to affiliates	(464)	(125)
Distributions from affiliates	11	1
Other – net	(3)	1
Total Investing Activities	(813)	(407)

Financing Activities
Long-term debt borrowings	—	1,244
Long-term debt payments	(8)	(28)
Net borrowings (payments) under lines of credit agreements	1,454	50
Purchases of treasury stock	(487)	(1,164)
Cash dividends	(353)	(350)
Other – net	(3)	16
Total Financing Activities	603	(232)

Increase (decrease) in cash and cash equivalents	(576)	(232)
Cash and cash equivalents beginning of period	910	1,099

Cash and cash equivalents end of period	$334	$867

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915
Reclassification impact of ASU 2016-09 (see Note 2)		(53)	53			—
Balance, January 1, 2016	595	3,127	16,918	(2,146)	16	17,915
Comprehensive income
Net earnings			514		4
Other comprehensive income (loss)				8	—
Total comprehensive income						526
Cash dividends paid- $0.60 per share			(353)			(353)
Treasury stock purchases	(13)	(487)				(487)
Stock compensation expense	1	45				45
Other	—	29	—	—	(6)	23
Balance, June 30, 2016	583	$2,714	$17,079	$(2,138)	$14	$17,669

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification

The Company classified $17 million and $36 million of intangible amortization in selling, general, and administrative expenses in the quarter and six months ended June 30, 2016, respectively. Prior period amounts of $6 million and $14 million in the quarter and six months ended June 30, 2015, respectively, have been reclassified from other (income) expense - net to conform to the current presentation.

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

Effective January 1, 2016, the Company adopted Accounting Standards Update 2016-09, which amended the guidance of ASC Topic 718, Compensation - Stock Compensation, to simplify the accounting for share-based payment award transactions. The areas of simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company recorded a $53 million increase in beginning retained earnings for the cumulative effect of excess tax benefits previously recognized as additional paid-in capital in its consolidated statement of shareholders’ equity. The effects of the adoption of the other provisions of this amended guidance were immaterial.

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

Effective January 1, 2017, the Company will be required to adopt the amended guidance of ASC Topic 323, Investments - Equity Method and Joint Ventures, which simplifies the transition to the equity method of accounting. The amended guidance eliminates the requirement of an investor to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for equity method accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investors’ previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company expects to adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements, but is not expected to have a significant impact on its financial results.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Pending Accounting Standards (Continued)

Effective January 1, 2020, the Company will be required to adopt the amended guidance of Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Note 4.	Acquisitions

During the six months ended June 30, 2016, the Company acquired a 90% interest in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients, a 50% interest in Cairo-based Medsofts Group, a joint venture that owns and manages merchandising and supply chain operations, and a Casablanca, Morocco-based corn wet mill that produces glucose and native starch for an aggregate cost of $128 million in cash and recorded preliminary allocations of purchase prices related to the acquisitions. The aggregate purchase price, net of cash acquired of $8 million, was preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, other long-term assets, other long-term liabilities, and redeemable noncontrolling interest for $10 million, $17 million, $64 million, $41 million, $42 million, $16 million, and $38 million, respectively.

The remaining 10% interest in Harvest Innovations is recorded in other long-term liabilities and accounted for as a mandatorily redeemable interest which the Company has agreed to acquire following two years of operation.

The Company has an option to acquire the remaining 50% interest in Medsofts Group at a fixed multiple of earnings before taxes, interest, and depreciation and amortization for the last twelve months at the end of three years. If the Company does not elect to exercise its option, the noncontrolling interest holder has the option to put the 50% interest to the Company on similar, though discounted, terms. The Company records the 50% remaining interest in temporary equity - redeemable noncontrolling interest.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value Measurements at June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,072	$1,099	$4,171
Unrealized derivative gains:
Commodity contracts	—	967	153	1,120
Foreign exchange contracts	—	109	—	109
Interest rate contracts	—	41	—	41
Cash equivalents	40	—	—	40
Marketable securities	810	72	—	882
Segregated investments	1,633	—	—	1,633
Deferred receivables consideration	—	403	—	403
Total Assets	$2,483	$4,664	$1,252	$8,399

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$690	$500	$1,190
Foreign exchange contracts	7	240	—	247
Inventory-related payables	—	245	12	257
Total Liabilities	$7	$1,175	$512	$1,694

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,062	$1,004	$4,066
Unrealized derivative gains:
Commodity contracts	—	403	243	646
Foreign exchange contracts	1	92	—	93
Interest rate contracts	—	19	—	19
Cash equivalents	328	—	—	328
Marketable securities	698	175	—	873
Segregated investments	1,938	—	—	1,938
Deferred receivables consideration	—	513	—	513
Total Assets	$2,965	$4,264	$1,247	$8,476

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$306	$113	$419
Foreign exchange contracts	—	186	—	186
Inventory-related payables	—	705	16	721
Total Liabilities	$—	$1,197	$129	$1,326

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 16). This amount is reflected in other current assets on the consolidated balance sheet (see Note 8). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2016.

	Level 3 Fair Value Asset Measurements at
	June 30, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2016	$969	$218	$1,187
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(105)	32	(73)
Purchases	2,686	—	2,686
Sales	(2,506)	—	(2,506)
Settlements	—	(120)	(120)
Transfers into Level 3	79	34	113
Transfers out of Level 3	(24)	(11)	(35)
Ending balance, June 30, 2016	$1,099	$153	$1,252

* Includes decrease in unrealized gains of $3 million relating to Level 3 assets still held at June 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2016.

	Level 3 Fair Value Liability Measurements at
	June 30, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2016	$23	$111	$134
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(11)	417	406
Purchases	1	—	1
Sales	(1)	—	(1)
Settlements	—	(73)	(73)
Transfers into Level 3	—	67	67
Transfers out of Level 3	—	(22)	(22)
Ending balance, June 30, 2016	$12	$500	$512

* Includes increase in unrealized losses of $419 million relating to Level 3 liabilities still held at June 30, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015.

	Level 3 Fair Value Asset Measurements at
	June 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2015	$1,039	$178	$1,217
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	17	40	57
Purchases	2,851	—	2,851
Sales	(2,890)	—	(2,890)
Settlements	—	(117)	(117)
Transfers into Level 3	74	58	132
Transfers out of Level 3	(65)	(5)	(70)
Ending balance, June 30, 2015	$1,026	$154	$1,180

* Includes increase in unrealized gains of $180 million relating to Level 3 assets still held at June 30, 2015.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015.

	Level 3 Fair Value Liability Measurements at
	June 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2015	$20	$218	$238
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(6)	215	209
Purchases	6	—	6
Sales	(6)	—	(6)
Settlements	—	(114)	(114)
Transfers into Level 3	—	54	54
Transfers out of Level 3	(1)	(10)	(11)
Ending balance, June 30, 2015	$13	$363	$376

* Includes increase in unrealized losses of $215 million relating to Level 3 liabilities still held at June 30, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016.

	Level 3 Fair Value Asset Measurements at
	June 30, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2015	$1,004	$243	$1,247
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(155)	94	(61)
Purchases	5,042	—	5,042
Sales	(4,743)	—	(4,743)
Settlements	—	(217)	(217)
Transfers into Level 3	79	66	145
Transfers out of Level 3	(128)	(33)	(161)
Ending balance, June 30, 2016	$1,099	$153	$1,252

* Includes increase in unrealized gains of $14 million relating to Level 3 assets still held at June 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016.

	Level 3 Fair Value Liability Measurements at
	June 30, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2015	$16	$113	$129
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	2	496	498
Purchases	2	—	2
Sales	(8)	—	(8)
Settlements	—	(146)	(146)
Transfers into Level 3	—	83	83
Transfers out of Level 3	—	(46)	(46)
Ending balance, June 30, 2016	$12	$500	$512

* Includes increase in unrealized losses of $498 million relating to Level 3 liabilities still held at June 30, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015.

	Level 3 Fair Value Asset Measurements at
	June 30, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(275)	109	(166)
Purchases	5,668	—	5,668
Sales	(5,693)	—	(5,693)
Settlements	—	(261)	(261)
Transfers into Level 3	73	113	186
Transfers out of Level 3	(238)	(10)	(248)
Ending balance, June 30, 2015	$1,026	$154	$1,180

* Includes increase in unrealized gains of $205 million relating to Level 3 assets still held at June 30, 2015

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015.

	Level 3 Fair Value Liability Measurements at
	June 30, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(11)	279	268
Purchases	12	—	12
Sales	(28)	—	(28)
Settlements	—	(249)	(249)
Transfers into Level 3	—	136	136
Transfers out of Level 3	—	(15)	(15)
Ending balance, June 30, 2015	$13	$363	$376

* Includes increase in unrealized losses of $270 million relating to Level 3 liabilities still held at June 30, 2015
.

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

In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms. In the table below, these other adjustments are referred to as Basis. The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2016 and December 31, 2015. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2016 is a weighted average 15.9% of the total price for assets and 80.4% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2016		December 31, 2015
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	15.9%	80.4%	10.0%	53.5%
Transportation cost	2.5%	1.9%	1.8%	—

Commodity Derivative Contracts
Basis	18.0%	15.1%	17.7%	17.9%
Transportation cost	5.1%	4.3%	6.6%	10.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)

FX Contracts	$109	$247	$93	$186
Interest Contracts	2	—	—	—
Commodity Contracts	1,120	1,190	646	419
Total	$1,231	$1,437	$739	$605

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,
	2016	2015
	(In millions)
FX Contracts
Revenues	$(13)	$(12)
Cost of products sold	155	6
Other income (expense) – net	(104)	31

Commodity Contracts
Cost of products sold	$(625)	$(251)
Total gain (loss) recognized in earnings	$(587)	$(226)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Six months ended June 30,
	2016	2015
	(In millions)
FX Contracts
Revenues	$(13)	$8
Cost of products sold	262	(63)
Other income (expense) – net	(105)	8

Commodity Contracts
Cost of products sold	$(635)	$(13)
Total gain (loss) recognized in earnings	$(491)	$(60)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2016 and December 31, 2015, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At June 30, 2016, the Company has $39 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of June 30, 2016, the Company has $34 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $27 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 69% of its monthly anticipated grind.  At June 30, 2016, the Company has designated hedges representing between 5% and 29% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 105 million gallons of ethanol sales per month under these programs.  At June 30, 2016, the Company has designated hedges representing between 0 and 1 million gallons of ethanol sales per month over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$39	$—	$19	$—
Total	$39	$—	$19	$—

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2016 and 2015.

		Three months ended
	Consolidated Statement of Earnings Locations	June 30,
		2016	2015
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(8)	$5
Commodity Contracts	Cost of products sold	(5)	(18)
	Revenues	(6)	(2)
Ineffective amount recognized in earnings
Commodity Contracts	Cost of products sold	2	9
	Other income/expense – net	(1)	1
Total amount recognized in earnings		$(18)	$(5)

		Six months ended
	Consolidated Statement of Earnings Locations	June 30,
		2016	2015
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(22)	$22
Commodity Contracts	Cost of products sold	(24)	(18)
	Revenues	(5)	45
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	1	7
	Cost of products sold	4	(4)
	Other income/expense – net	—	1
Total amount recognized in earnings		$(46)	$53

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of June 30, 2016, the Company has $4 million of losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

June 30, 2016
United States government obligations
Maturity less than 1 year	$356	$—	$—	$356
Maturity 1 to 5 years	115	1	—	116
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	69	2	—	71
Other debt securities
Maturity less than 1 year	39	—	—	39
Equity securities
Available-for-sale	300	4	(4)	300
	$880	$7	$(4)	$883

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2015
United States government obligations
Maturity less than 1 year	$256	$—	$—	$256
Maturity 1 to 5 years	116	—	—	116
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	182	—	—	182
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	296	4	(6)	294
	$879	$4	$(6)	$877

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities (Continued)

Of the $4 million in unrealized losses at June 30, 2016, $1 million arose within the last 12 months and is related to the Company’s investment in one available-for-sale equity security with a fair value of $4 million.  The market value of the investment that has been in an unrealized loss position for 12 months or longer is $4 million and is related to one available-for-sale equity security. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2016	2015
	(In millions)

Unrealized gains on derivative contracts	$1,270	$758
Deferred receivables consideration	403	513
Customer omnibus receivable	582	1,148
Financing receivables - net (1)	329	352
Insurance premiums receivable	275	584
Prepaid expenses	211	406
Tax receivables	658	550
Non-trade receivables (2)	427	288
Other current assets	185	687
	$4,340	$5,286

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million and $8 million at June 30, 2016 and December 31, 2015, respectively. Interest earned on financing receivables of $4 million and $12 million for the three and six months ended June 30, 2016, respectively, and $5 million and $12 million for the three and six months ended June 30, 2015, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $143 million and $272 million of reinsurance recoverables as of June 30, 2016 and December 31, 2015, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2016	2015
	(In millions)

Unrealized losses on derivative contracts	$1,437	$605
Reinsurance premiums payable	135	425
Insurance claims payables	315	459
Deferred income	369	1,152
Other accruals and payable	1,287	1,472
	$3,543	$4,113

Note 10.	Debt and Financing Arrangements

At June 30, 2016, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2016, the Company had lines of credit, including the accounts receivable securitization programs, totaling $7.5 billion, of which $4.9 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $1.4 billion of commercial paper outstanding at June 30, 2016.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of June 30, 2016, the Company utilized $1.1 billion of its facility under the Programs (see Note 16 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 29.2% and 27.3%, respectively, compared to 27.2% and 28.0% for the three and six months ended June 30, 2015, respectively. The rate for the current quarter was negatively impacted by unfavorable discrete items.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of June 30, 2016, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $452 million. The statute of limitations for 2005 and 2008 to 2010 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $112 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2008. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2008, and estimates that these potential assessments would be approximately $155 million (as of June 30, 2016 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2016 and the reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at March 31, 2016	$(1,401)	$(7)	$(522)	$(17)	$(1,947)
Other comprehensive income (loss) before reclassifications	(145)	(40)	3	45	(137)
Amounts reclassified from AOCI	(73)	19	12	—	(42)
Tax effect	(10)	2	(3)	(1)	(12)
Net current period other comprehensive income	(228)	(19)	12	44	(191)
Balance at June 30, 2016	$(1,629)	$(26)	$(510)	$27	$(2,138)

	Six months ended June 30, 2016
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)
Other comprehensive income before reclassifications	57	(62)	(6)	12	1
Amounts reclassified from AOCI	(73)	51	22	—	—
Tax effect	13	—	(3)	(3)	7
Net current period other comprehensive income	(3)	(11)	13	9	8
Balance at June 30, 2016	$(1,629)	$(26)	$(510)	$27	$(2,138)

The current period change in foreign currency translation adjustment is primarily due to U.S. dollar depreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Six months ended
Details about AOCI components	June 30, 2016	June 30, 2015	June 30 2016	June 30 2015	Affected line item in the consolidated statement of earnings
	(In millions)

Foreign currency translation adjustment
	(73)	—	(73)	—	Other income/expense
	—	—	—	—	Tax
	(73)	—	(73)	—	Net of tax

Deferred loss (gain) on hedging activities
	$5	$17	$24	$17	Cost of products sold
	8	(4)	22	(21)	Other income/expense
	6	2	5	(45)	Revenues
	19	15	51	(49)	Total before tax
	(8)	(6)	(19)	18	Tax
	$11	$9	$32	$(31)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(3)	$(11)	$(7)	$(13)
Actuarial losses	15	15	29	42
	12	4	22	29	Total before tax
	(2)	—	(3)	(17)	Tax
	$10	$4	$19	$12	Net of tax

Note 13.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Gains on sales of assets/revaluations	$(121)	$(101)	$(124)	$(104)
Other – net	(13)	6	(10)	(9)
Other (Income) Expense - Net	$(134)	$(95)	$(134)	$(113)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Other (Income) Expense - Net (Continued)

Gains on sales of assets/revaluations for the three and six months ended June 30, 2016 include realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012 of $48 million, recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities of $63 million, gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors of $12 million, and a loss on sale of assets of $5 million. Gains on sales of assets/revaluations for the three and six months ended June 30, 2015 include gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, gain on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and gain on the sale of the lactic business of $6 million.

Other - net for the three and six months ended June 30, 2016 includes foreign exchange gains and other income partially offset by losses from foreign exchange derivative contracts. Other - net for the three months ended June 30, 2015 includes foreign exchange losses partially offset by gains from foreign exchange derivative contracts and other income. Other - net for the six months ended June 30, 2015 includes gains from foreign exchange derivative contracts and other income partially offset by foreign exchange losses.

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, and rail freight services. The Agricultural Services segment also includes the activities related to structured trade finance and the processing of wheat into wheat flour. This segment also includes the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture and returns associated with the Company’s 19.8% investment in GrainCorp. In April 2016, the Company acquired a 50% interest in Cairo-based Medsofts Group, a consolidated joint venture that owns and manages merchandising and supply chain operations.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. Through the fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, which are used in various food and industrial products. Additionally, the Corn Processing segment includes the activities of the Company’s Brazilian sugarcane ethanol plant and related operations. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A. and Red Star Yeast Company LLC. The Company completed the sale of its sugarcane ethanol operations in Limeira do Oeste in the Brazilian state of Minas Gerais in May 2016 and acquired a Casablanca, Morocco-based corn wet mill that produces glucose and native starch from Tate & Lyle in June 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC and Edible Oils Limited joint ventures. The Company acquired additional shares in Wilmar increasing its ownership interest from 19% to 20% in March 2016 and from 20% to 22% in June 2016.

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company acquired a 90% controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients in February 2016 and the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds, in May 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Gross revenues
Agricultural Services	$7,001	$7,833	$13,864	$16,911
Corn Processing	2,364	2,592	4,584	5,080
Oilseeds Processing	7,316	8,239	13,408	15,135
Wild Flavors and Specialty Ingredients	686	687	1,282	1,294
Other	155	158	313	317
Intersegment elimination	(1,893)	(2,323)	(3,438)	(4,045)
Total gross revenues	$15,629	$17,186	$30,013	$34,692

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Intersegment sales
Agricultural Services	$614	$828	$997	$1,861
Corn Processing	12	13	25	35
Oilseeds Processing	1,217	1,417	2,312	2,020
Wild Flavors and Specialty Ingredients	6	5	10	6
Other	44	60	94	123
Total intersegment sales	$1,893	$2,323	$3,438	$4,045

Revenues from external customers
Agricultural Services
Merchandising and Handling	$5,506	$6,074	$11,185	$13,101
Milling and Other	825	874	1,571	1,838
Transportation	56	57	111	111
Total Agricultural Services	6,387	7,005	12,867	15,050
Corn Processing
Sweeteners and Starches	1,037	956	2,004	1,831
Bioproducts	1,315	1,623	2,555	3,214
Total Corn Processing	2,352	2,579	4,559	5,045
Oilseeds Processing
Crushing and Origination	4,033	4,217	7,139	7,992
Refining, Packaging, Biodiesel, and Other	2,041	2,533	3,810	4,974
Asia	25	72	147	149
Total Oilseeds Processing	6,099	6,822	11,096	13,115

Wild Flavors and Specialty Ingredients	680	682	1,272	1,288
Total Wild Flavors and Specialty Ingredients	680	682	1,272	1,288

Other - Financial	111	98	219	194
Total Other	111	98	219	194
Total revenues from external customers	$15,629	$17,186	$30,013	$34,692

Segment operating profit
Agricultural Services	$97	$152	172	346
Corn Processing	219	204	350	317
Oilseeds Processing	234	344	494	813
Wild Flavors and Specialty Ingredients	106	104	176	172
Other	24	4	61	15
Total segment operating profit	680	808	1,253	1,663
Corporate	(273)	(282)	(540)	(447)
Earnings before income taxes	$407	$526	$713	$1,216

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the quarter ended June 30, 2016 consisted of $5 million of fixed asset impairments in the Corn Processing segment and $7 million of other individually insignificant fixed asset impairments and restructuring charges. Asset impairment, exit, and restructuring charges in the six months ended June 30, 2016 consisted of $11 million of software impairment in Corporate, $5 million of fixed asset impairments in the Corn Processing segment, and $9 million of other individually insignificant fixed asset impairments and restructuring charges.

Asset impairment, exit, and restructuring costs recognized in the quarter and six months ended June 30, 2015 of $31 million consisted primarily of long-lived asset and goodwill impairments related to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments of $3 million.

Note 16.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion, as amended in June 2016 from $1.3 billion, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 23, 2017, unless extended.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2016 and December 31, 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of June 30, 2016 and December 31, 2015, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.5 billion, and $1.7 billion, respectively. In exchange for the transfer as of June 30, 2016 and December 31, 2015, the Company received cash of $1.1 billion and $1.2 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.4 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $16.1 billion and $20.8 billion for the six months ended June 30, 2016 and 2015, respectively. Of this amount, $16.0 billion and $20.6 billion pertain to cash collections on the deferred consideration for the six months ended June 30, 2016 and 2015, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $1 million during the three months ended June 30, 2016 and 2015 and $2 million for the six months ended June 30, 2016 and 2015 classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the six months ended June 30, 2016 and 2015 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 17.     Subsequent Event

On July 19, 2016, Wilmar announced that it expects to report net losses of approximately $230 million based on a preliminary review of its unaudited financial results for the quarter ended June 30, 2016. The Company records its share of Wilmar’s results one quarter in arrears so it expects to recognize approximately $50 million of equity losses in its September 30, 2016 financial results.

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

The Company’s recent significant portfolio actions and announcements include:

•	the purchase in February 2016 of a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients;

•	the purchase in April 2016 of a 50% interest in Cairo-based Medsofts Group, a consolidated joint venture that will own and manage merchandising and supply chain operations;

•	the sale in May 2016 of the sugarcane ethanol operations in Limeira do Oeste in the Brazilian state of Minas Gerais;

•	the purchase in May 2016 of the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds;

•	the acquisition in June 2016 of a Casablanca, Morocco-based corn wet mill that produces glucose and native starch from Tate & Lyle; and

•
the pending expansion of Olenex, a joint venture with Wilmar for the sale and marketing of refined vegetable oils and fats in Europe, which is expected to close in 2016 subject to regulatory approvals.

As part of the evolution of the Company’s strategic plan, the Company is currently undertaking a fresh look at the capital intensity of its operations and portfolio, seeking ways to reduce and redeploy capital in its efforts to drive long-term returns.

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

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by weak U.S. grain export competitiveness, margin pressure across the U.S. grain network, and decreased global merchandising opportunities. In Corn Processing, U.S. demand for sweeteners and starches and exports, principally to Mexico, remained solid. Corn-based ethanol remains a very competitive transportation fuel.  Domestic demand for ethanol has been strong as U.S. gasoline demand is up over 2015. U.S. ethanol continues to be the cheapest octane in the world, driving strong export volumes through the first half of 2016. Production levels remain high, but slowed from the rate in the first quarter, improving spot replacement margins this quarter. In Oilseeds Processing, global demand for protein was stronger than expected, although North American exports of meal decreased from unprecedented demand in the prior year. Softseed prices remain high relative to products, resulting in weak margins causing a shift to crush more soybeans. Vegetable oils continue to maintain a steady demand from the food industry. Oil demand for fuels is strong and sales of biodiesel have benefited from the biodiesel blending credit that has been established for calendar 2016 in North America. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities. Customers’ interest in developing innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net earnings attributable to controlling interests was $284 million in the second quarter of 2016 compared to $386 million in the second quarter of 2015. Segment operating profit decreased $128 million to $680 million, due to lower U.S. export volumes, weaker origination margins, reduced U.S. ethanol results, and weaker global crush margins. Included in this quarter’s segment operating profit was approximately $1 million of mark-to-market losses related to hedge timing effects while segment operating profit in the prior year’s quarter included approximately $14 million of mark-to-market gains related to hedge timing effects. Corporate results were a charge of $273 million this quarter compared to $282 million in last year’s quarter. Corporate results this quarter include a charge of $88 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to $61 million in the second quarter of 2015.

Income taxes decreased $24 million due to lower earnings before income taxes partially offset by a higher effective tax rate. The Company’s effective tax rate for the quarter ended June 30, 2016 increased to 29.2% compared to 27.2% for the quarter ended June 30, 2015. The rate for the current quarter was negatively impacted by $20 million in unfavorable discrete items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2016	2015	Change
Oilseeds	8,468	8,438	30
Corn	5,087	5,709	(622)
Total	13,555	14,147	(592)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions.

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

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$5,506	$6,074	$(568)
Milling and Other	825	874	(49)
Transportation	56	57	(1)
Total Agricultural Services	6,387	7,005	(618)

Corn Processing
Sweeteners and Starches	1,037	956	81
Bioproducts	1,315	1,623	(308)
Total Corn Processing	2,352	2,579	(227)

Oilseeds Processing
Crushing and Origination	4,033	4,217	(184)
Refining, Packaging, Biodiesel, and Other	2,041	2,533	(492)
Asia	25	72	(47)
Total Oilseeds Processing	6,099	6,822	(723)

Wild Flavors and Specialty Ingredients	680	682	(2)
Total Wild Flavors and Specialty Ingredients	680	682	(2)

Other - Financial	111	98	13
Total Other	111	98	13
Total	$15,629	$17,186	$(1,557)

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

Revenues decreased $1.6 billion, or 9%, to $15.6 billion due to lower sales prices ($0.7 billion), including $0.1 billion in foreign currency translation impacts, and lower overall sales volumes ($0.9 billion). The decrease in sales prices was due principally to a decrease in underlying commodity prices. The decrease in sales volumes was due principally to the sale of the cocoa business. Agricultural Services revenues decreased 9% to $6.4 billion due to lower average sales prices ($0.4 billion) and lower sales volumes ($0.2 billion). Corn Processing revenues decreased 9% to $2.4 billion due to lower average sales prices ($0.1 billion) and lower sales volumes ($0.2 billion). Oilseeds Processing revenues decreased 11% to $6.1 billion due to lower average sales prices ($0.2 billion) and lower sales volumes ($0.5 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $1.4 billion to $14.9 billion due principally to lower sales volumes and lower average commodity prices, including $0.1 billion from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $88 million from the effect of increasing agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to $61 million in the prior year’s quarter. Manufacturing expenses decreased $0.1 billion to $1.2 billion primarily due to the sale of the cocoa business and lower fuel usage and prices.

Gross profit decreased $0.2 billion, or 21%, to $0.8 billion. The decrease in gross profit consists principally of reduced merchandising results ($60 million) primarily due to compressed U.S. grain handling margins, lower volumes and freight rates in barge operations ($7 million), lower ethanol margins ($23 million), lower biodiesel results ($37 million) primarily due to timing effects, and lower canola and soy crush margins ($58 million). These factors are explained in the segment operating profit discussion on pages 36 and 37. The effects of increasing commodity price during the second quarter of 2016 on LIFO inventory valuations had a $88 million negative impact on gross profit compared to $61 million during the same period in 2015. The decrease in underlying commodity prices from the prior year quarter did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses decreased $5 million to $520 million due principally to decreased expenses related to the sale of the cocoa business partially offset by expenses from the recently acquired Eaststarch C.V.

Asset impairment, exit, and restructuring charges decreased $19 million to $12 million. Prior period charges include long-lived asset and goodwill impairments related to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments of $3 million. Current period charges include $5 million of fixed asset impairments in the Corn Processing segment and $7 million of other individually insignificant fixed asset impairments and restructuring charges.

Interest expense declined $20 million to $65 million primarily due to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates increased $3 million to $90 million due to earnings from the new corn processing joint venture, Hungrana, and higher earnings from the Company’s investment in Wilmar and other investees partially offset by a decrease in equity earnings from Eaststarch C.V. which is now fully consolidated following the acquisition of the remaining interest in November 2015.

Other income increased $39 million to $134 million. Current period income includes $48 million of realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, $63 million of recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and a $12 million gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors, partially offset by a loss on sale of assets in the current period of $5 million. Prior period income includes a gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, a gain on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and a gain on the sale of the lactic business of $6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$(15)	$65	$(80)
Milling and Other	104	67	37
Transportation	8	20	(12)
Total Agricultural Services	97	152	(55)

Corn Processing
Sweeteners and Starches	180	158	22
Bioproducts	39	46	(7)
Total Corn Processing	219	204	15

Oilseeds Processing
Crushing and Origination	135	262	(127)
Refining, Packaging, Biodiesel, and Other	52	67	(15)
Asia	47	15	32
Total Oilseeds Processing	234	344	(110)

Wild Flavors and Specialty Ingredients	106	104	2
Total Wild Flavors and Specialty Ingredients	106	104	2

Other - Financial	24	4	20
Total Other	24	4	20
Total Segment Operating Profit	680	808	(128)
Corporate	(273)	(282)	9
Earnings Before Income Taxes	$407	$526	$(119)

Agricultural Services operating profit decreased $55 million to $97 million. Merchandising and Handling operating results declined $80 million to a loss of $15 million primarily due to compressed U.S. grain handling margins. International merchandising results were flat but remained weak overall. Strong origination results in Argentina and the addition of destination marketing in Egypt through the Company’s Medsofts joint venture were partially offset by the absence of a gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest. Milling and other increased $37 million to $104 million. Current quarter results include realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012 of $48 million. Transportation results declined $12 million due to weak barge demand and lower freight rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $15 million to $219 million. Included in the current quarter operating profit is $1 million of mark-to-market losses related to corn hedge timing effects compared to mark-to-market gains of $11 million in the prior year quarter. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $31 million as the business continued to perform well with higher volumes and pricing and improved margins from optimizing flex grind in the Company’s corn wet mills. The integration of the recent Eaststarch C.V. and Morocco acquisitions has gone better than planned, contributing to the Company’s global sweeteners and starches portfolio and results. Excluding corn hedge timing effects, Bioproducts profit in the quarter decreased by $4 million. Continued weak ethanol margins due to high industry inventory levels were partially offset by the recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities of $63 million.

Oilseeds Processing operating profit decreased $110 million to $234 million. Crushing and Origination operating profit declined $127 million to $135 million driven primarily by continued weak canola margins as well as lower soy crush margins, which were historically high last year. The Company achieved record soy crush volumes in North America and Europe through increased utilization of new flex capacity. Throughout the quarter, the Company effectively managed through unprecedented crush margin volatility. Refining, Packaging, Biodiesel, and Other operating profit decreased $15 million to $52 million mainly due to biodiesel timing effects despite strong results in specialty fats and oils and Golden Peanut. Asia results improved $32 million to $47 million, due primarily to higher equity earnings from the Company’s investment in Wilmar International Limited and the absence of long-lived asset and goodwill impairments taken in the prior year.

Wild Flavors and Specialty Ingredients (WFSI) operating profit increased $2 million to $106 million. Current quarter results included $12 million of gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors and approximately $4 million of operational start-up costs primarily related to the Tianjin fibersol facility in China and the Campo Grande specialty protein complex in Brazil. WFSI saw strong growth in flavors and systems offset by weaker sales of functional specialty proteins and fibers.

Other - Financial operating profit increased on higher volumes from the Company’s futures commission brokerage business and improved results from its captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In millions)
LIFO credit (charge)	$(88)	$(61)	$(27)
Interest expense - net	(63)	(80)	17
Unallocated corporate costs	(114)	(128)	14
Other charges (income)	(2)	—	(2)
Minority interest and other	(6)	(13)	7
Total Corporate	$(273)	$(282)	$9

Corporate results were a net charge of $273 million this quarter compared to $282 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuations resulted in a charge of $88 million this quarter compared to $61 million in the prior year quarter. Interest expense - net declined $17 million due principally to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs declined $14 million due primarily to the timing of spending on the Company’s ERP program and lower spending on various strategic business improvement projects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), which are non-GAAP financial measures as defined by the Securities Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted EPS, adjusted EBITDA, and adjusted EBITDA by segment are useful measures of the Company’s profitability because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2016 and 2015, are provided in the following table.

	Three months ended June 30,
	2016		2015
	In millions	Per share	In millions	Per share
Net earnings and reported EPS (fully diluted)	$284	$0.48	$386	$0.62
Adjustments:
LIFO charge (credit) - net of tax of $33 million in 2016 and $23 million in 2015 (1)	55	0.09	38	0.06
Gains on sales of assets/revaluations - net of tax of $17 million in 2016 and $30 million in 2015 (2)	(101)	(0.17)	(71)	(0.11)
Asset impairment, restructuring, and settlement charges - net of tax of $4 million in 2016 and $3 million in 2015 (2)	8	0.01	28	0.04
Effective tax rate true-up	—	—	(8)	(0.01)
Total adjustments	(38)	(0.07)	(13)	(0.02)
Adjusted net earnings and EPS	$246	$0.41	$373	$0.60
Average number of shares outstanding - diluted	594		627
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2016 and 2015 are provided in the following table.

	Three months ended June 30,
(In millions)	2016	2015	Change
Earnings before income taxes	$407	$526	$(119)
Interest expense	65	85	(20)
Depreciation and amortization	223	221	2
LIFO	88	61	27
Gains on sales of assets/revaluations	(118)	(101)	(17)
Asset impairment, restructuring, and settlement charges	12	31	(19)
Adjusted EBITDA	$677	$823	$(146)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended June 30,
(In millions)	2016	2015	Change
Agricultural Services
Earnings before income taxes	$97	$152	$(55)
Depreciation and amortization	50	52	(2)
Gains on sales of assets/revaluations	(43)	(27)	(16)
Asset impairment, restructuring, and settlement charges	3	2	1
Agricultural Services Adjusted EBITDA	107	179	(72)
Corn Processing
Earnings before income taxes	219	204	15
Depreciation and amortization	85	84	1
Gains on sales of assets/revaluations	(63)	(6)	(57)
Asset impairment, restructuring, and settlement charges	6	1	5
Corn Processing Adjusted EBITDA	247	283	(36)
Oilseeds Processing
Earnings before income taxes	234	344	(110)
Interest expense	1	1	—
Depreciation and amortization	49	48	1
Gains on sales of assets/revaluations	—	(68)	68
Asset impairment, restructuring, and settlement charges	1	28	(27)
Oilseeds Processing Adjusted EBITDA	285	353	(68)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	106	104	2
Depreciation and amortization	23	23	—
Gains on sales of assets/revaluations	(12)	—	(12)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	117	127	(10)
Other - Financial
Earnings before income taxes	24	4	20
Depreciation and amortization	2	2	—
Other - Financial Adjusted EBITDA	26	6	20
Corporate
Earnings (losses) before income taxes	(273)	(282)	9
Interest expense	64	84	(20)
Depreciation and amortization	14	12	2
LIFO	88	61	27
Asset impairment, restructuring, and settlement charges	2	—	2
Corporate Adjusted EBITDA	(105)	(125)	20
Total Adjusted EBITDA	$677	$823	$(146)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by weak U.S. grain export competitiveness, margin pressure across the U.S. grain network, and decreased global merchandising opportunities. In Corn Processing, U.S. demand for sweeteners and starches and exports, principally to Mexico, remained solid. Corn-based ethanol remains a very competitive transportation fuel.  Domestic demand for ethanol has been strong as U.S. gasoline demand is up over 2015. U.S. ethanol continues to be the cheapest octane in the world, driving strong export volumes through the first half of 2016. Industry production levels remain high during the period. In Oilseeds Processing, global demand for protein was stronger than expected although North American exports of meal decreased from unprecedented demand in the prior year. Softseed prices remain high relative to products, resulting in weak margins causing a shift to crush more soybeans. Vegetable oils continue to maintain a steady demand from the food industry. Oil demand for fuels is strong and sales of biodiesel have benefited from the biodiesel blending credit that has been established for calendar 2016 in North America. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities. Customers’ interest in developing innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net earnings attributable to controlling interests decreased $365 million to $514 million. Segment operating profit decreased $0.4 billion to $1.3 billion, due to lower U.S. export volumes, weaker origination margins, reduced U.S. ethanol results, and weaker global crush margins. Corporate results were a charge of $540 million for the six months compared to $447 million the same period last year. Corporate results for the six months include a charge of $102 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to $59 million the same period last year and a $50 million loss from the Company’s share in the results of an equity investee’s updated portfolio valuations in the first quarter of 2016.

Income taxes decreased $145 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2016 decreased to 27.3% compared to 28.0% for the six months ended June 30, 2015 due primarily to changes in the forecasted geographic mix of pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2016	2015	Change
Oilseeds	16,749	17,287	(538)
Corn	10,829	11,011	(182)
Total	27,578	28,298	(720)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results were reclassified to conform to the current presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$11,185	$13,101	$(1,916)
Milling and Other	1,571	1,838	(267)
Transportation	111	111	—
Total Agricultural Services	12,867	15,050	(2,183)

Corn Processing
Sweeteners and Starches	2,004	1,831	173
Bioproducts	2,555	3,214	(659)
Total Corn Processing	4,559	5,045	(486)

Oilseeds Processing
Crushing and Origination	7,139	7,992	(853)
Refining, Packaging, Biodiesel, and Other	3,810	4,974	(1,164)
Asia	147	149	(2)
Total Oilseeds Processing	11,096	13,115	(2,019)

Wild Flavors and Specialty Ingredients	1,272	1,288	(16)
Total Wild Flavors and Specialty Ingredients	1,272	1,288	(16)

Other - Financial	219	194	25
Total Other	219	194	25
Total	$30,013	$34,692	$(4,679)

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

Revenues decreased $4.7 billion, or 13%, to $30.0 billion due to lower average sales prices ($1.6 billion), including $0.3 billion in foreign currency translation impacts, and lower overall sales volumes ($3.1 billion). The decrease in sales prices was due principally to lower underlying agricultural commodity prices, in particular prices of corn, soybeans, and soybean-related products. The decrease in sales volumes was due principally to the sale of the cocoa business and decreased sales volumes of ethanol and grains. Agricultural Services revenues decreased 15% to $12.9 billion due to lower average sales prices ($0.3 billion) and lower sales volumes ($1.9 billion). Corn Processing revenues decreased 10% to $4.6 billion due to lower average sales prices ($0.2 billion) and lower sales volumes ($0.3 billion). Oilseeds Processing revenues decreased 15% to $11.1 billion due to lower average sales prices ($1.1 billion) and lower sales volumes ($0.9 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $4.2 billion to $28.5 billion due principally to lower average commodity costs, including $0.3 billion in foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $102 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $59 million in the prior year’s period. Manufacturing expenses decreased $0.2 billion to $2.6 billion primarily due to the sale of the cocoa business, lower fuel usage and prices, and decreased repairs and maintenance expenses.

Gross profit decreased $0.5 billion, or 25%, to $1.6 billion. The decrease in gross profit consists principally of reduced merchandising results ($139 million) primarily due to compressed U.S. grain handling margins, lower volumes and freight rates in barge operations ($35 million), lower ethanol margins ($48 million), lower biodiesel results ($21 million) primarily due to timing effects, and lower canola and soy crush margins ($240 million). These factors are explained in the segment operating profit discussion on pages 43 and 44. The effects of increasing commodity price during the six months of 2016 on LIFO inventory valuations had a $102 million negative impact on gross profit compared to $59 million during the same period in 2015. The decrease in underlying commodity prices from the prior year did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses of $1.0 billion were comparable to the prior period. Decreased expenses related to the sale of the cocoa business were offset by increased transaction fees due to increased trading volume for the brokerage business and expenses for the recently acquired Eaststarch C.V.

Asset impairment, exit, and restructuring costs decreased $6 million to $25 million. Prior period charges include long-lived asset and goodwill impairments related to certain international Oilseeds Processing facilities of $28 million and fixed asset impairments in the Corn Processing and Agricultural Services segments of $3 million. Current period charges include $11 million of software impairment in Corporate, $5 million of fixed asset impairments in the Corn Processing segment, and $9 million of other individually insignificant fixed asset impairments and restructuring charges.

Interest expense declined $31 million to $135 million primarily due to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates decreased $71 million to $155 million primarily due to a $50 million loss in the current period from the Company’s share in the results of an equity investee’s updated portfolio valuations and the decrease in equity earnings from Eaststarch C.V. which is now consolidated following the acquisition of the remaining interest in November 2015.

Other income increased $21 million to $134 million. Current period income includes $48 million of realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012, $63 million of recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and a $12 million gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Wild Flavors, partially offset by a loss on sale of assets in the current period of $5 million. Prior period income includes a gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, a gain on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, and a gain on the sale of the lactic business of $6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$8	$172	$(164)
Milling and Other	152	122	30
Transportation	12	52	(40)
Total Agricultural Services	172	346	(174)

Corn Processing
Sweeteners and Starches	323	236	87
Bioproducts	27	81	(54)
Total Corn Processing	350	317	33

Oilseeds Processing
Crushing and Origination	254	596	(342)
Refining, Packaging, Biodiesel, and Other	131	134	(3)
Asia	109	83	26
Total Oilseeds Processing	494	813	(319)

Wild Flavors and Specialty Ingredients	176	172	4
Total Wild Flavors and Specialty Ingredients	176	172	4

Other - Financial	61	15	46
Total Other	61	15	46
Total Segment Operating Profit	1,253	1,663	(410)
Corporate	(540)	(447)	(93)
Earnings Before Income Taxes	$713	$1,216	$(503)

Agricultural Services operating profits decreased $174 million to $172 million. Merchandising and Handling operating results declined $164 million to $8 million primarily due to compressed U.S. grain handling margins. International merchandising results were flat but remained weak overall. Strong origination results in Argentina and the addition of destination marketing in Egypt through the Company’s Medsofts joint venture were partially offset by the absence of a gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest. Milling and Other results increased $30 million to $152 million. Current quarter results include realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012 of $48 million. Transportation operating profit declined $40 million to $12 million due to weak barge demand and lower freight rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $33 million to $350 million. Included in the current period operating profit is a gain of $1 million for corn hedge timing effects, while the prior period included a charge of $3 million for corn hedge time effects. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $87 million as the business continued to perform well with higher volumes and pricing and improved margins from optimizing flex grind in the Company’s corn wet mills. The integration of the recent Eaststarch C.V. and Morocco acquisitions has gone better than planned, contributing to the Company’s global sweeteners and starches portfolio and results. Excluding corn hedge timing effects, Bioproducts profit in the period declined $58 million. Continued weak ethanol margins due to high industry inventory levels were partially offset by the recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities of $63 million.

Oilseeds Processing operating profit decreased $319 million to $494 million. Crushing and Origination operating profit declined $342 million to $254 million driven primarily by continued weak canola margins as well as lower soy crush margins which were historically high last year and lower South American grain origination results caused by year-over-year slower farmer-selling partially offset by strong soybean and softseed volumes and margins in North America and South America. Refining, Packaging, Biodiesel, and Other results declined $3 million to $131 million due to biodiesel timing effects and the sale of the cocoa business in October 2015 which decreased results by $6 million, partially offset by good demand and improved margins for refined and packaged oils and improved European biodiesel results. Asia results improved $26 million to $109 million, due primarily to the absence of long-lived asset and goodwill impairments taken in the prior year.

Wild Flavors and Specialty Ingredients operating profit increased $4 million to $176 million. Current period results included $12 million of gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Wild Flavors and approximately $7 million of operational start-up costs primarily related to the Tianjin fibersol facility in China and the Campo Grande specialty protein complex in Brazil.

Other - Financial operating profit increased on higher volumes from the Company’s futures commission brokerage business and improved results from its captive insurance operations.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In millions)
LIFO credit (charge)	$(102)	$(59)	$(43)
Interest expense - net	(131)	(158)	27
Unallocated corporate costs	(219)	(231)	12
Other charges	(13)	—	(13)
Minority interest and other	(75)	1	(76)
Total Corporate	$(540)	$(447)	$(93)

Corporate results were a net charge of $540 million in the current period compared to a net charge of $447 million in the prior period. The effects of increasing commodity prices on LIFO inventory valuations resulted in a charge of $102 million in the current period compared to $59 million in the prior period. Interest expense - net declined $27 million due principally to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs decreased $12 million primarily due to lower vacation accruals. Other charges in the current period related primarily to software impairment. Minority interest and other expense in the current period included a $50 million loss from the Company’s share in the results of an equity investee’s updated portfolio valuations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), which are non-GAAP financial measures as defined by the Securities Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted EPS, adjusted EBITDA, and adjusted EBITDA by segment are useful measures of the Company’s profitability because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2016 and 2015, are provided in the following table.

	Six months ended June 30,
	2016		2015
	In millions	Per share	In millions	Per share
Net earnings and reported EPS (fully diluted)	$514	$0.87	$879	$1.39
Adjustments:
LIFO charge (credit) - net of tax of $38 million in 2016 and $22 million in 2015 (1)	64	0.11	37	0.06
Gains on sales of assets/revaluations - net of tax of $17 million in 2016 and $30 million in 2015 (2)	(101)	(0.17)	(71)	(0.11)
Asset impairment, restructuring, and settlement charges - net of tax of $9 million in 2016 and $3 million in 2015 (2)	16	0.02	28	0.04
Total adjustments	(21)	(0.04)	(6)	(0.01)
Adjusted net earnings and EPS	$493	$0.83	$873	$1.38
Average number of shares outstanding - diluted	595		633
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2016 and 2015 are provided in the following table.

	Six months ended June 30,
(In millions)	2016	2015	Change
Earnings before income taxes	$713	$1,216	$(503)
Interest expense	135	166	(31)
Depreciation and amortization	452	435	17
LIFO	102	59	43
Gains on sales of assets/revaluations	(118)	(101)	(17)
Asset impairment, restructuring, and settlement charges	25	31	(6)
Adjusted EBITDA	$1,309	$1,806	$(497)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,
(In millions)	2016	2015	Change
Agricultural Services
Earnings before income taxes	$172	$346	$(174)
Depreciation and amortization	101	94	7
Gains on sales of assets/revaluations	(43)	(27)	(16)
Asset impairment, restructuring, and settlement charges	4	2	2
Agricultural Services Adjusted EBITDA	234	415	(181)
Corn Processing
Earnings before income taxes	350	317	33
Depreciation and amortization	178	166	12
Gains on sales of assets/revaluations	(63)	(6)	(57)
Asset impairment, restructuring, and settlement charges	6	1	5
Corn Processing Adjusted EBITDA	471	478	(7)
Oilseeds Processing
Earnings before income taxes	494	813	(319)
Interest expense	1	2	(1)
Depreciation and amortization	97	98	(1)
Gains on sales of assets/revaluations	—	(68)	68
Asset impairment, restructuring, and settlement charges	2	28	(26)
Oilseeds Processing Adjusted EBITDA	594	873	(279)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	176	172	4
Interest expense	—	1	(1)
Depreciation and amortization	45	49	(4)
Gains on sales of assets/revaluations	(12)	—	(12)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	209	222	(13)
Other - Financial
Earnings before income taxes	61	15	46
Interest expense	1	—	1
Depreciation and amortization	3	4	(1)
Other - Financial Adjusted EBITDA	65	19	46
Corporate
Earnings before income taxes	(540)	(447)	(93)
Interest expense	133	163	(30)
Depreciation and amortization	28	24	4
LIFO	102	59	43
Asset impairment, restructuring, and settlement charges	13	—	13
Corporate Adjusted EBITDA	(264)	(201)	(63)
Total Adjusted EBITDA	$1,309	$1,806	$(497)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At June 30, 2016, the Company had $0.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital is $5.2 billion of readily marketable commodity inventories. Cash used in operating activities was $366 million for the six months compared to cash provided of $407 million the same period last year. Working capital changes decreased cash by $1.4 billion for the six months and $0.8 billion for the same period last year. Trade receivables increased $0.5 billion due principally to lower receivables sold under the accounts receivable securitization programs. Inventories declined approximately $0.3 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $0.7 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.8 billion for the six months compared to $0.4 billion the same period last year. Sales of marketable securities, net of purchases, were $0.1 billion for the six months compared to $0.2 billion the same period last year. Capital expenditures for the six months was $0.4 billion compared to $0.5 billion for the same period last year. Other investing activities include additional investment in Wilmar of $0.5 billion for the six months compared to $0.1 billion the same period last year. Cash provided by financing activities was $0.6 billion for the six months compared to a use of $0.2 billion the same period last year. Commercial paper borrowings for the six months were $1.5 billion compared to $0.1 billion for the same period last year. Treasury stock purchases were $0.5 billion for the six months compared to $1.2 billion the same period last year.

At June 30, 2016, the Company’s capital resources included net worth of $17.7 billion and lines of credit, including the accounts receivable securitization programs, totaling $7.5 billion, of which $4.9 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 24% at June 30, 2016 and December 31, 2015. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $1.4 billion of commercial paper outstanding at June 30, 2016.

As of June 30, 2016, the Company had cash of $0.3 billion, of which $0.2 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $2.9 billion, and domestic cash and cash equivalents at June 30, 2016 of $0.1 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2016, the Company utilized $1.1 billion of its facility under the Programs.

For the six months ended June 30, 2016, the Company spent approximately $0.4 billion in capital expenditures, $0.1 billion in acquisitions, $0.5 billion in additional Wilmar investment, $0.4 billion in dividends, and $0.5 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 13.5 million shares for the six months ended June 30, 2016. The Company has 43.2 million shares remaining that may be purchased under the program until December 31, 2019.

The Company expects capital expenditures of $1.0 billion during 2016. In 2016, the Company expects aggregate cash outlays of approximately $0.7 billion in dividends and $1.0 billion to $1.5 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2016 and December 31, 2015 were $13.7 billion and $9.7 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories and higher prices. As of June 30, 2016, the Company expects to make payments related to purchase obligations of $12.9 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2016.

Off Balance Sheet Arrangements

In June 2016, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) and decreased its facility from $1.3 billion to $1.2 billion. The Program terminates on June 23, 2017 unless extended (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Program).

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2016.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2016 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	Six months ended		Year ended
	June 30, 2016		December 31, 2015
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$876	$88	$(49)	$(5)
Lowest position	(529)	(53)	(1,851)	(185)
Average position	(74)	(7)	(715)	(72)

The change in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Beginning in 2011, approximately 45 farmers in the U.S. have brought suit in a Missouri state court against the Company and one of its employees to recover alleged losses from a Ponzi scheme orchestrated by a third-party grain handler, Cathy Gieseker, who was convicted in 2010 of felony fraud charges and is currently serving time in federal prison. The plaintiffs allege that the Company knew or should have known of Ms. Gieseker’s Ponzi scheme but did not stop it, that Ms. Gieseker was effectively acting as the Company’s agent, and that the Company defrauded or otherwise wronged the farmers. These farmers are seeking to recover approximately $75 million in alleged economic losses, an unspecified amount for alleged mental pain and suffering, and an unspecified amount of punitive damages. Attorneys for the farmers have informed the Company that more than 100 additional farmers may attempt to bring suit in the future. The Company denies liability and is vigorously defending itself in these cases. These actions are currently in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believe it will not have a material adverse effect on its financial condition, results of operations, or cash flows.
The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits; the courts dismissed these third-party claims on April 4, 2016, and the Company is therefore no longer a third-party defendant in the MDL. Third, the Company and other grain companies have been named as a defendant in numerous individual and purported class action suits filed by farmers and other parties in state and federal court beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believe it will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2016. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2016 to
April 30, 2016	39,544	$36.602	270	47,884,823

May 1, 2016 to
May 31, 2016	2,048,206	38.483	2,048,206	45,836,617

June 1, 2016 to
June 30, 2016	2,657,547	42.492	2,657,547	43,179,070
Total	4,745,297	$40.712	4,706,023	43,179,070

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2016, there were 39,274 shares received as payments for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2016, there were no shares received for the exercise price of stock option exercises.

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

Dated: August 2, 2016