Form 10-Q
period 2016-09-30
ARCHER DANIELS MIDLAND CO
filed 2016-11-01
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock, no par value – 575,399,675 shares
(October 31, 2016)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)

Revenues	$15,832	$16,565	$45,845	$51,257
Cost of products sold	14,727	15,476	43,187	48,102
Gross Profit	1,105	1,089	2,658	3,155

Selling, general, and administrative expenses	561	519	1,575	1,550
Asset impairment, exit, and restructuring costs	11	65	36	96
Interest expense	78	69	213	235
Equity in losses (earnings) of unconsolidated affiliates	2	(61)	(153)	(287)
Interest income	(23)	(13)	(68)	(52)
Other (income) expense – net	(4)	143	(138)	30
Earnings Before Income Taxes	480	367	1,193	1,583

Income taxes	136	114	331	454
Net Earnings Including Noncontrolling Interests	344	253	862	1,129

Less: Net earnings (losses) attributable to noncontrolling interests	3	1	7	(2)

Net Earnings Attributable to Controlling Interests	$341	$252	$855	$1,131

Average number of shares outstanding – basic	586	612	591	624

Average number of shares outstanding – diluted	589	615	593	627

Basic earnings per common share	$0.58	$0.41	$1.45	$1.81

Diluted earnings per common share	$0.58	$0.41	$1.44	$1.80

Dividends per common share	$0.30	$0.28	$0.90	$0.84

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)

Net earnings including noncontrolling interests	$344	$253	$862	$1,129
Other comprehensive income (loss):
Foreign currency translation adjustment	(41)	(175)	(57)	(700)
Tax effect	5	3	18	29
Net of tax amount	(36)	(172)	(39)	(671)

Pension and other postretirement benefit liabilities adjustment	11	35	27	73
Tax effect	(4)	(8)	(7)	(27)
Net of tax amount	7	27	20	46

Deferred gain (loss) on hedging activities	1	(46)	(10)	(64)
Tax effect	3	13	3	25
Net of tax amount	4	(33)	(7)	(39)

Unrealized gain (loss) on investments	(28)	20	(16)	43
Tax effect	1	1	(2)	(1)
Net of tax amount	(27)	21	(18)	42
Other comprehensive income (loss)	(52)	(157)	(44)	(622)
Comprehensive income (loss) including noncontrolling interests	292	96	818	507

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	1	7	(3)

Comprehensive income (loss) attributable to controlling interests	$289	$95	$811	$510

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$701	$910
Short-term marketable securities	256	438
Segregated cash and investments	5,397	5,214
Trade receivables	2,253	1,738
Inventories	7,228	8,243
Other current assets	4,708	5,286
Total Current Assets	20,543	21,829

Investments and Other Assets
Investments in and advances to affiliates	4,497	3,901
Long-term marketable securities	462	439
Goodwill and other intangible assets	3,852	3,688
Other assets	646	447
Total Investments and Other Assets	9,457	8,475

Property, Plant, and Equipment
Land	457	454
Buildings	4,754	4,715
Machinery and equipment	17,353	17,159
Construction in progress	1,091	946
	23,655	23,274
Accumulated depreciation	(13,802)	(13,421)
Net Property, Plant, and Equipment	9,853	9,853

Total Assets	$39,853	$40,157

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$207	$86
Trade payables	2,927	3,474
Payables to brokerage customers	5,480	5,820
Accrued expenses and other payables	3,851	4,113
Current maturities of long-term debt	272	12
Total Current Liabilities	12,737	13,505

Long-Term Liabilities
Long-term debt	6,594	5,779
Deferred income taxes	1,642	1,563
Other	1,284	1,395
Total Long-Term Liabilities	9,520	8,737

Temporary Equity - Redeemable noncontrolling interest	40	—

Shareholders’ Equity
Common stock	2,536	3,180
Reinvested earnings	17,192	16,865
Accumulated other comprehensive income (loss)	(2,190)	(2,146)
Noncontrolling interests	18	16
Total Shareholders’ Equity	17,556	17,915
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,853	$40,157

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Operating Activities
Net earnings including noncontrolling interests	$862	$1,129
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	678	658
Asset impairment charges	28	68
Deferred income taxes	36	5
Equity in earnings of affiliates, net of dividends	25	(64)
Stock compensation expense	58	64
Pension and postretirement accruals (contributions), net	(59)	(154)
Deferred cash flow hedges	(10)	(64)
Gains on sales of assets/revaluations	(117)	(139)
Other – net	60	(16)
Changes in operating assets and liabilities
Segregated cash and investments	(94)	(303)
Trade receivables	(463)	495
Inventories	1,053	1,687
Other current assets	(415)	(153)
Trade payables	(554)	(1,198)
Payables to brokerage customers	355	(36)
Accrued expenses and other payables	(287)	(881)
Total Operating Activities	1,156	1,098

Investing Activities
Purchases of property, plant, and equipment	(621)	(819)
Proceeds from sales of business and assets	104	594
Net assets of businesses acquired	(136)	(83)
Purchases of marketable securities	(1,127)	(821)
Proceeds from sales of marketable securities	1,162	943
Investments in and advances to affiliates	(628)	(126)
Distributions from affiliates	11	2
Other – net	4	3
Total Investing Activities	(1,231)	(307)

Financing Activities
Long-term debt borrowings	1,036	1,246
Long-term debt payments	(9)	(965)
Net borrowings (payments) under lines of credit agreements	107	834
Purchases of treasury stock	(754)	(1,788)
Cash dividends	(528)	(520)
Acquisition of noncontrolling interest	(17)	—
Other – net	31	23
Total Financing Activities	(134)	(1,170)

Increase (decrease) in cash and cash equivalents	(209)	(379)
Cash and cash equivalents beginning of period	910	1,099

Cash and cash equivalents end of period	$701	$720

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915
Comprehensive income
Net earnings			855		7
Other comprehensive income (loss)				(44)	—
Total comprehensive income						818
Cash dividends paid- $0.90 per share			(528)			(528)
Treasury stock purchases	(19)	(754)				(754)
Stock compensation expense	1	58				58
Other	1	52	—	—	(5)	47
Balance, September 30, 2016	578	$2,536	$17,192	$(2,190)	$18	$17,556

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification

The Company classified $17 million and $53 million of intangible amortization in selling, general, and administrative expenses in the quarter and nine months ended September 30, 2016, respectively. Prior period amounts of $8 million and $22 million in the quarter and nine months ended September 30, 2015, respectively, have been reclassified from other (income) expense - net to conform to the current presentation.

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company expects to complete its assessment of the financial impact of the new guidance on its consolidated financial statements by the end of 2016.

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

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC 230, Statement of Cash Flows (Topic 230), which is intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on debt prepayments or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Early adoption is permitted. The Company does not expect to have significant changes on its consolidated statements of cash flows when it adopts the amended guidance on October 1, 2016.

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet completed the assessment of the impact of the new guidance on its consolidated financial statements.

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

During the nine months ended September 30, 2016, the Company acquired a 90% interest in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients; a 50% interest in Cairo-based Medsofts Group, a joint venture that owns and manages merchandising and supply chain operations; Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas; and a Casablanca, Morocco-based corn wet mill that produces glucose and native starch for an aggregate cost of $136 million in cash and recorded preliminary allocations of purchase prices related to the acquisitions. The aggregate purchase price of these acquisitions, net of cash acquired of $11 million, was preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, other long-term assets, other long-term liabilities, and redeemable noncontrolling interest for $15 million, $23 million, $70 million, $41 million, $42 million, $17 million, and $38 million, respectively.

The remaining 10% interest in Harvest Innovations is recorded in other long-term liabilities and accounted for as a mandatorily redeemable interest which the Company has agreed to acquire following two years of operations.

In April 2016, the Company acquired a 50% interest in Medsofts Group. The Company has an option three years from the date of acquisition to acquire the remaining 50% interest in Medsofts Group based on a fixed multiple of earnings before taxes, interest, and depreciation and amortization for the last twelve months of this three-year period. If the Company does not elect to exercise its option, the noncontrolling interest holder has the option to put the 50% interest to the Company on similar, though discounted, terms. The Company records the 50% remaining interest in temporary equity - redeemable noncontrolling interest.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,533	$1,164	$3,697
Unrealized derivative gains:
Commodity contracts	4	491	204	699
Foreign exchange contracts	—	55	—	55
Interest rate contracts	—	28	—	28
Cash equivalents	249	—	—	249
Marketable securities	647	71	—	718
Segregated investments	1,878	—	—	1,878
Deferred receivables consideration	—	661	—	661
Total Assets	$2,778	$3,839	$1,368	$7,985

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$557	$118	$675
Foreign exchange contracts	—	99	—	99
Inventory-related payables	—	394	15	409
Total Liabilities	$—	$1,050	$133	$1,183

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,062	$1,004	$4,066
Unrealized derivative gains:
Commodity contracts	—	403	243	646
Foreign exchange contracts	1	92	—	93
Interest rate contracts	—	19	—	19
Cash equivalents	328	—	—	328
Marketable securities	698	175	—	873
Segregated investments	1,938	—	—	1,938
Deferred receivables consideration	—	513	—	513
Total Assets	$2,965	$4,264	$1,247	$8,476

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$306	$113	$419
Foreign exchange contracts	—	186	—	186
Inventory-related payables	—	705	16	721
Total Liabilities	$—	$1,197	$129	$1,326

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2016.

	Level 3 Fair Value Asset Measurements at
	September 30, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2016	$1,099	$153	$1,252
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(97)	76	(21)
Purchases	2,523	—	2,523
Sales	(2,529)	—	(2,529)
Settlements	—	(85)	(85)
Transfers into Level 3	206	66	272
Transfers out of Level 3	(38)	(6)	(44)
Ending balance, September 30, 2016	$1,164	$204	$1,368

* Includes increase in unrealized gains of $22 million relating to Level 3 assets still held at September 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2016.

	Level 3 Fair Value Liability Measurements at
	September 30, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2016	$12	$500	$512
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	3	(1)	2
Purchases	3	—	3
Sales	(3)	—	(3)
Settlements	—	(247)	(247)
Transfers into Level 3	—	33	33
Transfers out of Level 3	—	(167)	(167)
Ending balance, September 30, 2016	$15	$118	$133

* Includes increase in unrealized losses of $1 million relating to Level 3 liabilities still held at September 30, 2016.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016.

	Level 3 Fair Value Asset Measurements at
	September 30, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2015	$1,004	$243	$1,247
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(210)	171	(39)
Purchases	7,565	—	7,565
Sales	(7,272)	—	(7,272)
Settlements	—	(302)	(302)
Transfers into Level 3	206	132	338
Transfers out of Level 3	(129)	(40)	(169)
Ending balance, September 30, 2016	$1,164	$204	$1,368

* Includes increase in unrealized gains of $36 million relating to Level 3 assets still held at September 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016.

	Level 3 Fair Value Liability Measurements at
	September 30, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2015	$16	$113	$129
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	5	494	499
Purchases	5	—	5
Sales	(11)	—	(11)
Settlements	—	(392)	(392)
Transfers into Level 3	—	115	115
Transfers out of Level 3	—	(212)	(212)
Ending balance, September 30, 2016	$15	$118	$133

* Includes increase in unrealized losses of $499 million relating to Level 3 liabilities still held at September 30, 2016.

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

* Includes increase in unrealized gains of $267 million relating to Level 3 assets still held at September 30, 2015

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

* Includes increase in unrealized losses of $283 million relating to Level 3 liabilities still held at September 30, 2015
.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2016 and December 31, 2015. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of September 30, 2016 is a weighted average 17.9% of the total price for assets and 60.7% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2016		December 31, 2015
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	17.9%	60.7%	10.0%	53.5%
Transportation cost	4.8%	2.3%	1.8%	—

Commodity Derivative Contracts
Basis	20.4%	32.3%	17.7%	17.9%
Transportation cost	7.8%	11.8%	6.6%	10.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)

FX Contracts	$55	$99	$93	$186
Commodity Contracts	699	675	646	419
Total	$754	$774	$739	$605

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,
	2016	2015
	(In millions)
FX Contracts
Revenues	$(19)	$18
Cost of products sold	1	(200)
Other income (expense) – net	(3)	59

Commodity Contracts
Cost of products sold	369	586
Total gain (loss) recognized in earnings	$348	$463

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Nine months ended September 30,
	2016	2015
	(In millions)
FX Contracts
Revenues	$(32)	$26
Cost of products sold	263	(263)
Other income (expense) – net	(108)	67

Commodity Contracts
Cost of products sold	(266)	573
Total gain (loss) recognized in earnings	$(143)	$403

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of September 30, 2016 and December 31, 2015, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At September 30, 2016, the Company has $28 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of September 30, 2016, the Company has $39 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $35 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 16% and 66% of its monthly anticipated grind.  At September 30, 2016, the Company has designated hedges representing between 14% and 62% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 93 million gallons of ethanol sales per month under these programs.  At September 30, 2016, the Company has designated hedges representing between 0 and 66 million gallons of ethanol sales per month over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$28	$—	$19	$—
Total	$28	$—	$19	$—

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2016 and 2015.

		Three months ended
	Consolidated Statement of Earnings Locations	September 30,
		2016	2015
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(3)	$6
Interest Contracts	Interest expense	(2)	—
Commodity Contracts	Cost of products sold	(37)	2
	Revenues	(9)	4
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	(1)	(1)
	Cost of products sold	1	1
Total amount recognized in earnings		$(51)	$12

		Nine months ended
	Consolidated Statement of Earnings Locations	September 30,
		2016	2015
		(In millions)
Effective amounts recognized in earnings
FX Contracts	Other income/expense – net	$(25)	$28
Interest Contracts	Interest expense	(2)	—
Commodity Contracts	Cost of products sold	(61)	(16)
	Revenues	(14)	49
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	—	6
	Cost of products sold	5	(3)
Interest Contracts	Other income/expense – net	—	1
Total amount recognized in earnings		$(97)	$65

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of September 30, 2016, the Company has $11 million of losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
September 30, 2016
United States government obligations
Maturity less than 1 year	$253	$—	$—	$253
Maturity 1 to 5 years	115	—	—	115
Corporate debt securities
Maturity less than 1 year	2	—	—	2
Maturity 1 to 5 years	67	2	—	69
Other debt securities
Maturity less than 1 year	1	—	—	1
Equity securities
Available-for-sale	301	—	(23)	278
	$739	$2	$(23)	$718

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2015
United States government obligations
Maturity less than 1 year	$256	$—	$—	$256
Maturity 1 to 5 years	116	—	—	116
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	182	—	—	182
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	296	4	(6)	294
	$879	$4	$(6)	$877

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities (Continued)

The $23 million in unrealized losses at September 30, 2016 arose within the last 12 months and is related to the Company’s investment in one available-for-sale equity security with a fair value of $296 million. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016.

For information on other-than temporary impairment charges, see Note 15.

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2016	2015
	(In millions)

Unrealized gains on derivative contracts	$782	$758
Deferred receivables consideration	661	513
Customer omnibus receivable	504	1,148
Financing receivables - net (1)	301	352
Insurance premiums receivable	695	584
Prepaid expenses	214	406
Tax receivables	573	550
Non-trade receivables (2)	518	288
Other current assets	460	687
	$4,708	$5,286

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $8 million at September 30, 2016 and December 31, 2015. Interest earned on financing receivables of $5 million and $17 million for the three and nine months ended September 30, 2016 and 2015, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $250 million and $272 million of reinsurance recoverables as of September 30, 2016 and December 31, 2015, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2016	2015
	(In millions)

Unrealized losses on derivative contracts	$774	$605
Reinsurance premiums payable	483	425
Insurance claims payable	408	459
Deferred income	873	1,152
Other accruals and payables	1,313	1,472
	$3,851	$4,113

Note 10.	Debt and Financing Arrangements

On August 11, 2016, the Company issued $1.0 billion aggregate principal amount of 2.5% Notes due in 2026. Proceeds before expenses were $993 million.

At September 30, 2016, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2016, the Company had lines of credit, including the accounts receivable securitization programs, totaling $7.0 billion, of which $6.1 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2016.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of September 30, 2016, the Company utilized $0.7 billion of its facility under the Programs (see Note 16 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 28.3% and 27.7%, respectively, compared to 31.1% and 28.7% for the three and nine months ended September 30, 2015, respectively. The decrease in effective tax rate in the current quarter is due to changes in the forecasted geographic mix of pretax earnings, including the tax impact of portfolio actions.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of September 30, 2016, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $455 million. The statute of limitations for 2005 and 2008 to 2010 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $113 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2008. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2008, and estimates that these potential assessments would be approximately $159 million (as of September 30, 2016 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2008.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling approximately $100 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, the Company recognizes that settlement of disputed items may be prudent in some limited situations to eliminate the risk, costs, and uncertainty of the litigation. Accordingly, the Company has accrued an amount it believes is appropriate to resolve the matter. If the Company is unable to reach an acceptable settlement with the Netherlands tax authorities, the Company’s defense of its position, including appeal to the judicial level, may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2016 and the reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at June 30, 2016	$(1,629)	$(26)	$(510)	$27	$(2,138)
Other comprehensive income (loss) before reclassifications	(39)	(50)	1	(22)	(110)
Amounts reclassified from AOCI	(2)	51	10	(6)	53
Tax effect	5	3	(4)	1	5
Net current period other comprehensive income	(36)	4	7	(27)	(52)
Balance at September 30, 2016	$(1,665)	$(22)	$(503)	$—	$(2,190)

	Nine months ended September 30, 2016
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)
Other comprehensive income before reclassifications	18	(112)	(5)	(10)	(109)
Amounts reclassified from AOCI	(75)	102	32	(6)	53
Tax effect	18	3	(7)	(2)	12
Net current period other comprehensive income	(39)	(7)	20	(18)	(44)
Balance at September 30, 2016	$(1,665)	$(22)	$(503)	$—	$(2,190)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Nine months ended
Details about AOCI components	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Affected line item in the consolidated statement of earnings
	(In millions)

Foreign currency translation adjustment
	$(2)	$(29)	$(75)	$(29)	Other income/expense
	—	—	—	—	Tax
	$(2)	$(29)	$(75)	$(29)	Net of tax

Deferred loss (gain) on hedging activities
	$37	$(2)	$61	$15	Cost of products sold
	2	—	2	—	Interest expense
	3	(6)	25	(27)	Other income/expense
	9	(4)	14	(49)	Revenues
	51	(12)	102	(61)	Total before tax
	(19)	5	(38)	23	Tax
	$32	$(7)	$64	$(38)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(5)	$(4)	$(12)	$(17)
Actuarial losses	15	19	44	61
Settlement charges	—	15	—	15	Asset impairment, exit, and restructuring costs
	10	30	32	59	Total before tax
	(4)	(7)	(7)	(24)	Tax
	$6	$23	$25	$35	Net of tax

Unrealized loss on investments
	$6	$—	$6	$—	Asset impairment, exit, and restructuring costs
	—	—	—	—	Tax
	$6	$—	$6	$—	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Other (Income) Expense - Net

The following tables set forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Losses (Gains) on sales of assets/revaluations	$7	$(35)	$(117)	$(139)
Loss on debt extinguishment	—	189	—	189
Other – net	(11)	(11)	(21)	(20)
Other (Income) Expense - Net	$(4)	$143	$(138)	$30

Losses on sales of assets for the three months ended September 30, 2016 related principally to a $5 million loss on the sale of an investment. Gains on sales of assets/revaluations for the nine months ended September 30, 2016 include realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012 of $48 million, recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities of $59 million, gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors of $12 million, a loss on sale of assets of $10 million. Gains on sales of assets for the three months ended September 30, 2015 include a gain on sale of the global chocolate business, net of transaction expenses, of $32 million. Gains on sales of assets/revaluations for the nine months ended September 30, 2015 include gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest of $27 million, gain on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc of $68 million, gain on the sale of the lactic business of $6 million, and gain on the sale of the global chocolate business, net of transaction expenses, of $32 million.

Loss on debt extinguishment for the three and nine months ended September 30, 2015 was related to the cash tender offers and redemption of certain of the Company’s outstanding debentures.

Other - net for the three and nine months ended September 30, 2016 includes foreign exchange gains and other income partially offset by losses from foreign exchange derivative contracts. Other - net for the three months ended September 30, 2015 includes foreign exchange losses partially offset by gains from foreign exchange derivative contracts and other income. Other - net for the nine months ended September 30, 2015 includes gains from foreign exchange derivative contracts and other income partially offset by foreign exchange losses.

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

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC and Edible Oils Limited joint ventures. The Company acquired additional shares in Wilmar increasing its ownership interest from 19% to 20% in March 2016, 22% in June 2016, and 23% in September 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Wild Flavors and Specialty Ingredients segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Wild Flavors and Specialty Ingredients segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company acquired a 90% controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients in February 2016; the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds, in May 2016; and Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas, in September 2016.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company’s reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, other charges including legal settlements, costs, and legal fees, interest cost net of investment income, and the Company’s share of the results of an equity investment.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results were reclassified to conform to the current presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Gross revenues
Agricultural Services	$7,597	$7,623	$21,461	$24,534
Corn Processing	2,401	2,529	6,985	7,609
Oilseeds Processing	7,003	7,795	20,411	22,930
Wild Flavors and Specialty Ingredients	617	593	1,899	1,887
Other	136	164	449	481
Intersegment elimination	(1,922)	(2,139)	(5,360)	(6,184)
Total gross revenues	$15,832	$16,565	$45,845	$51,257

Intersegment sales
Agricultural Services	$637	$1,020	$1,634	$2,881
Corn Processing	10	10	35	45
Oilseeds Processing	1,228	1,048	3,540	3,068
Wild Flavors and Specialty Ingredients	6	5	16	11
Other	41	56	135	179
Total intersegment sales	$1,922	$2,139	$5,360	$6,184

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Revenues from external customers
Agricultural Services
Merchandising and Handling	$6,146	$5,697	$17,331	$18,798
Milling and Other	754	835	2,325	2,673
Transportation	60	71	171	182
Total Agricultural Services	6,960	6,603	19,827	21,653
Corn Processing
Sweeteners and Starches	1,057	974	3,061	2,805
Bioproducts	1,334	1,545	3,889	4,759
Total Corn Processing	2,391	2,519	6,950	7,564
Oilseeds Processing
Crushing and Origination	3,660	4,222	10,799	12,214
Refining, Packaging, Biodiesel, and Other	2,042	2,481	5,852	7,455
Asia	73	44	220	193
Total Oilseeds Processing	5,775	6,747	16,871	19,862

Wild Flavors and Specialty Ingredients	611	588	1,883	1,876
Total Wild Flavors and Specialty Ingredients	611	588	1,883	1,876

Other - Financial	95	108	314	302
Total Other	95	108	314	302
Total revenues from external customers	$15,832	$16,565	$45,845	$51,257

Segment operating profit
Agricultural Services	$193	$149	$365	$495
Corn Processing	212	131	562	448
Oilseeds Processing	144	335	638	1,148
Wild Flavors and Specialty Ingredients	73	70	249	242
Other	23	24	84	39
Total segment operating profit	645	709	1,898	2,372
Corporate	(165)	(342)	(705)	(789)
Earnings before income taxes	$480	$367	$1,193	$1,583

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Impairment charge - fixed assets	$2	$37	$11	$59
Impairment charge - equity securities	6	—	6	—
Impairment charge - goodwill and intangible assets	—	—	11	9
Restructuring costs	3	28	8	28
	$11	$65	$36	$96

Impairment charge - fixed assets for the three months ended September 30, 2016 consisted of several individually insignificant fixed asset impairments. Impairment charge - fixed assets for the nine months ended September 30, 2016 consisted of $5 million of fixed asset impairments in Corn, and $6 million of several individually insignificant fixed asset impairments. Impairment charge - fixed assets for the three months ended September 30, 2015 consisted of fixed asset impairments of $33 million related to sugar ethanol facilities in Brazil in the Corn Processing segment and other fixed asset impairments of $4 million in the Oilseeds Processing segment. Impairment charge - fixed assets for the nine months ended September 30, 2015 consisted of fixed asset impairments of $23 million related primarily to certain international Oilseeds Processing facilities, $34 million related to sugar ethanol facilities in Brazil in the Corn Processing segment, and $2 million of other fixed asset impairments in the Agricultural Services segment.

Impairment charge - equity securities for the three and nine months ended September 30, 2016 consisted of other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities in Corporate.

Impairment charge - goodwill and intangible assets for the nine months ended September 30, 2016 consisted of software impairment in Corporate. Impairment charge - goodwill and intangible assets for the nine months ended September 30, 2015 consisted of goodwill impairment related to certain international Oilseeds Processing facilities.

Restructuring costs for the three and nine months ended September 30, 2016 consisted of several individually insignificant charges. Restructuring costs for the three and nine months ended September 30, 2015 related principally to an international pension plan settlement.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2016 and December 31, 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of September 30, 2016 and December 31, 2015, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.4 billion and $1.7 billion, respectively. In exchange for the transfer as of September 30, 2016 and December 31, 2015, the Company received cash of $0.7 billion and $1.2 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.7 billion and $0.5 billion, respectively. Cash collections from customers on receivables sold were $24.4 billion and $30.3 billion for the nine months ended September 30, 2016 and 2015, respectively. Of this amount, $23.9 billion and $29.9 billion pertain to cash collections on the deferred consideration for the nine months ended September 30, 2016 and 2015, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers and Second Purchasers as receivables are collected; however, as these are revolving facilities, cash collected from the Company’s customers is reinvested by the Purchasers and Second Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $1 million during the three months ended September 30, 2016 and 2015, respectively, and $4 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

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

The Company’s recent significant portfolio actions and announcements include:

•	the purchase in February 2016 of a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients;

•	the purchase in April 2016 of a 50% interest in Cairo-based Medsofts Group, a consolidated joint venture that will own and manage merchandising and supply chain operations;

•	the sale in May 2016 of the sugarcane ethanol operations in Limeira do Oeste in the Brazilian state of Minas Gerais;

•	the purchase in May 2016 of the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds;

•	the acquisition in June 2016 of a Casablanca, Morocco-based corn wet mill that produces glucose and native starch from Tate & Lyle;

•	the receipt of all regulatory approvals in September 2016 of Olenex, a joint venture with Wilmar for the sale and marketing of refined vegetable oils and fats in Europe; and

•	the purchase in September 2016 of Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was positively impacted by the return of U.S. grain export competitiveness in global markets, which translated to a significant increase in volumes. In Corn Processing, U.S. demand for sweeteners and starches and exports, principally to Mexico, remained solid. Corn-based ethanol remained a very competitive transportation fuel.  Domestic demand for ethanol has been strong as U.S. gasoline demand was up compared with 2015. U.S. ethanol continued to be the cheapest octane in the world, driving strong export volumes through the first half of 2016. Production levels remained high, improving spot replacement margins this quarter, but slowed from the rate in the first quarter due to seasonal maintenance. In Oilseeds Processing, global demand was solid and crushing operations achieved high capacity utilization throughout the quarter. Origination volumes in Brazil were lower than expected due to adverse weather conditions. Softseed prices remained high relative to products, resulting in weak margins causing a shift to crush more soybeans. Vegetable oils continued to maintain a steady demand from the food industry. Oil demand for fuels was strong and sales of biodiesel benefited from the biodiesel blending credit that has been established for calendar 2016 in North America. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities. Customers’ interest in innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net earnings attributable to controlling interests was $341 million in the third quarter of 2016 compared to $252 million in the third quarter of 2015. Segment operating profit decreased $64 million to $645 million, due primarily to lower global soy crush margins, and a loss from the Company’s equity investment in Wilmar, partially offset by improved North American export margins and volumes and improved sweetener results. Included in this quarter’s segment operating profit was $3 million of mark-to-market gains related to hedge timing effects compared to $30 million in the prior year’s quarter. Corporate results were a charge of $165 million this quarter compared to $342 million in last year’s quarter. Corporate results this quarter include a credit of $85 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to $75 million in the third quarter of 2015.

Income taxes increased $22 million due to higher earnings before income taxes partially offset by a lower effective tax rate. The Company’s effective tax rate for the quarter ended September 30, 2016 decreased to 28.3% compared to 31.1% for the quarter ended September 30, 2015 due to changes in the forecasted geographic mix of pretax earnings, including the tax impact of portfolio actions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2016	2015	Change
Oilseeds	8,388	8,148	240
Corn	5,794	6,038	(244)
Total	14,182	14,186	(4)

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

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$6,146	$5,697	$449
Milling and Other	754	835	(81)
Transportation	60	71	(11)
Total Agricultural Services	6,960	6,603	357

Corn Processing
Sweeteners and Starches	1,057	974	83
Bioproducts	1,334	1,545	(211)
Total Corn Processing	2,391	2,519	(128)

Oilseeds Processing
Crushing and Origination	3,660	4,222	(562)
Refining, Packaging, Biodiesel, and Other	2,042	2,481	(439)
Asia	73	44	29
Total Oilseeds Processing	5,775	6,747	(972)

Wild Flavors and Specialty Ingredients	611	588	23
Total Wild Flavors and Specialty Ingredients	611	588	23

Other - Financial	95	108	(13)
Total Other	95	108	(13)
Total	$15,832	$16,565	$(733)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues decreased $0.7 billion, or 4%, to $15.8 billion due to lower sales prices ($1.9 billion), including $69 million in foreign currency translation impacts, partially offset by higher overall sales volumes ($1.2 billion). The decrease in sales prices was due principally to a decrease in underlying commodity prices. The increase in sales volumes was due principally to higher global demand for unprocessed commodities, partially offset by the impact of the sale of the cocoa business. Agricultural Services revenues increased 5% to $7.0 billion due to higher sales volumes ($1.4 billion) partially offset by lower average sales prices ($1.0 billion). Corn Processing revenues decreased 5% to $2.4 billion due to lower average sales prices ($0.1 billion). Oilseeds Processing revenues decreased 14% to $5.8 billion due to lower average sales prices ($0.8 billion) and lower sales volumes ($0.2 billion).

Cost of products sold decreased $0.7 billion to $14.7 billion due principally to lower average commodity prices, including $61 million from foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a credit of $85 million from the effect of changes in agricultural commodity prices during this quarter on LIFO inventory valuation reserves compared to $75 million in the prior year’s quarter. Manufacturing expenses decreased $65 million to $1.3 billion primarily due to the sale of the cocoa business and lower energy usage and prices.

Gross profit was comparable at $1.1 billion. Offsetting changes in gross profit consist principally of improved merchandising results ($25 million) primarily due to increased volumes and improved margins as crop shortages in South America accelerated this year’s seasonal shift in global demand to North America, margin contribution from Eaststarch C.V. which is now fully consolidated following the acquisition of the remaining interest in November 2015 ($27 million), improved margins on liquid sweeteners due to higher demand ($35 million), offset by lower soy crush margins ($85 million). These factors are explained in the segment operating profit discussion on pages 37 and 38. The effect of changes in agricultural commodity prices during the third quarter of 2016 on LIFO inventory valuation reserves had a positive impact on gross profit of $85 million compared to $75 million during the same period in 2015. The decrease in underlying commodity prices from the prior year quarter did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $42 million to $561 million primarily due to legal settlements, costs, and legal fees partially offset by decreased expenses related to the sale of the cocoa business.

Asset impairment, exit, and restructuring charges decreased $54 million to $11 million. Prior period charges include fixed asset impairments of $33 million related to sugar ethanol facilities in Brazil in the Corn Processing segment, other fixed asset impairments of $4 million in the Oilseeds Processing segment, and restructuring charges of $28 million related principally to an international pension plan settlement. Current period charges include other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities of $6 million in Corporate and individually insignificant fixed asset impairment and restructuring charges of $5 million.

Interest expense increased $9 million to $78 million due principally to the $1.0 billion debt issued in August 2016.

Equity in earnings of unconsolidated affiliates decreased $63 million to a loss of $2 million due primarily to equity losses from the Company’s investment in Wilmar in the current quarter of approximately $48 million compared to equity earnings of $36 million in the year-ago quarter, and a decrease in equity earnings from Eaststarch C.V. which is now fully consolidated following the acquisition of the remaining interest in November 2015, partially offset by increased earnings from other equity investees.

Other income - net increased $147 million from a net expense of $143 million to income of $4 million due to the absence a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and a $32 million gain on sale of the global chocolate business, net of transaction expenses, in the year-ago quarter partially offset by a $5 million loss on the sale of an investment in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$90	$57	$33
Milling and Other	60	61	(1)
Transportation	43	31	12
Total Agricultural Services	193	149	44

Corn Processing
Sweeteners and Starches	178	124	54
Bioproducts	34	7	27
Total Corn Processing	212	131	81

Oilseeds Processing
Crushing and Origination	75	172	(97)
Refining, Packaging, Biodiesel, and Other	119	131	(12)
Asia	(50)	32	(82)
Total Oilseeds Processing	144	335	(191)

Wild Flavors and Specialty Ingredients	73	70	3
Total Wild Flavors and Specialty Ingredients	73	70	3

Other - Financial	23	24	(1)
Total Other	23	24	(1)
Total Segment Operating Profit	645	709	(64)
Corporate	(165)	(342)	177
Earnings Before Income Taxes	$480	$367	$113

Agricultural Services operating profit increased $44 million to $193 million. Merchandising and Handling operating results improved $33 million to $90 million primarily due to increased volumes and improved margins as crop shortages in South America accelerated this year’s seasonal shift in global demand to North America. The global trade desk results were lower in the quarter as some commodity prices declined, causing global buyers to draw drown their inventories, which limited merchandising opportunities. Milling and other operating results continued to perform well with another solid quarter, consistent with the year-ago period, on strong product margins related to seasonal demand. Transportation results improved $12 million due to strong exports and improved freight rates.

Corn Processing operating profit increased $81 million to $212 million. Included in the current quarter operating profit is $3 million of mark-to-market gains related to corn hedge timing effects compared to mark-to-market losses of $1 million in the prior year quarter. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $51 million as the business continued to perform well with solid demand, production efficiencies, and improved raw material costs. The Company’s Eaststarch C.V. operations and the Almidones Mexicanos joint venture also performed very well in the quarter. Excluding corn hedge timing effects, Bioproducts profit in the quarter increased by $26 million due to absence of fixed asset impairment charges of $33 million related to sugar ethanol facilities in Brazil in the year-ago quarter and improved operational performance and margins from the animal nutrition business, partially offset by weaker risk management results in ethanol.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit decreased $191 million to $144 million. Included in the prior quarter operating profit is $31 million of mark-to-market gains related to cocoa hedge timing effects. Crushing and Origination operating profit declined $97 million to $75 million versus a very strong year-ago quarter due to lower soy crush margins. In addition, origination volumes were lower due to the reduced Brazilian soybean and corn crop. Excluding hedge timing effects, Refining, Packaging, Biodiesel, and Other operating profit increased $19 million to $119 million due to solid results in biodiesel, specialty fats and oils, and the Golden Peanut and Tree Nuts businesses. Asia results declined $82 million to a loss of $50 million, due primarily to equity losses from the Company’s investment in Wilmar in the current quarter of $48 million compared to equity earnings of $36 million in the year-ago quarter.

Wild Flavors and Specialty Ingredients (WFSI) operating profit increased $3 million to $73 million with strong growth in flavors and systems offset by mixed results by some of the specialty ingredients businesses. Current quarter results included approximately $3 million of operational start-up costs primarily related to the Tianjin fibersol facility in China and the Campo Grande specialty protein complex in Brazil.

Other - Financial operating profit was in line with the year-ago quarter.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In millions)
LIFO credit (charge)	$85	$75	$10
Interest expense - net	(74)	(68)	(6)
Unallocated corporate costs	(106)	(113)	7
Other charges (income)	(74)	(217)	143
Minority interest and other	4	(19)	23
Total Corporate	$(165)	$(342)	$177

Corporate results were a net charge of $165 million this quarter compared to $342 million in last year’s quarter. The effects of changing commodity prices on LIFO inventory valuation reserves resulted in a credit of $85 million this quarter compared to $75 million in the prior year quarter. Interest expense - net increased $6 million due principally to the $1.0 billion debt issued in August 2016. Unallocated corporate costs declined $7 million due primarily to the timing of spending on the Company’s ERP program, lower spending on various strategic business improvement projects, and lower overall corporate staff costs. Other charges in the current period included legal settlements, costs, and legal fees, other-than-temporary impairment charges on the Company investment in two available for sale equity securities, a loss on the sale of an investment, and restructuring charges while other charges in the prior period consisted of the $189 million loss on debt extinguishment related to the repurchase of outstanding debt and restructuring charges of $28 million related principally to an international pension plan settlement.

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

The reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2016 and 2015, are provided in the following table.

	Three months ended September 30,
	2016		2015
	In millions	Per share	In millions	Per share
Net earnings and reported EPS (fully diluted)	$341	$0.58	$252	$0.41
Adjustments:
LIFO charge (credit) - net of tax of $32 million in 2016 and $28 million in 2015 (1)	(53)	(0.09)	(47)	(0.07)
Losses (Gains) on sales of assets/revaluations - net of tax at 0% in 2016 and $10 million in 2015 (2)	9	0.02	(22)	(0.04)
Asset impairment, restructuring, and settlement charges - net of tax of $25 million in 2016 and $4 million in 2015 (2)	48	0.08	61	0.10
Loss on debt extinguishment - net of tax of $71 million (1)	—	—	118	0.19
Effective tax rate true-up	—	—	7	0.01
Total adjustments	4	0.01	117	0.19
Adjusted net earnings and EPS	$345	$0.59	$369	$0.60

Average number of shares outstanding - diluted	589		615

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2016 and 2015 are provided in the following table.

	Three months ended September 30,
(In millions)	2016	2015	Change
Earnings before income taxes	$480	$367	$113
Interest expense	78	69	9
Depreciation and amortization	225	217	8
LIFO	(85)	(75)	(10)
Losses (Gains) on sales of assets/revaluations	9	(32)	41
Loss on debt extinguishment	—	189	(189)
Asset impairment, restructuring, and settlement charges	73	65	8
Adjusted EBITDA	$780	$800	$(20)

Agricultural Services
Earnings before income taxes	$193	$149	$44
Depreciation and amortization	50	53	(3)
Asset impairment, restructuring, and settlement charges	2	—	2
Agricultural Services Adjusted EBITDA	245	202	43
Corn Processing
Earnings before income taxes	212	131	81
Depreciation and amortization	89	84	5
Losses (Gains) on sales of assets/revaluations	4	—	4
Asset impairment, restructuring, and settlement charges	1	33	(32)
Corn Processing Adjusted EBITDA	306	248	58
Oilseeds Processing
Earnings before income taxes	144	335	(191)
Interest expense	1	1	—
Depreciation and amortization	48	48	—
Losses (Gains) on sales of assets/revaluations	—	(32)	32
Asset impairment, restructuring, and settlement charges	1	4	(3)
Oilseeds Processing Adjusted EBITDA	194	356	(162)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	73	70	3
Interest	—	1	(1)
Depreciation and amortization	22	19	3
Wild Flavors and Specialty Ingredients Adjusted EBITDA	95	90	5
Other - Financial
Earnings before income taxes	23	24	(1)
Interest	1	—	1
Depreciation and amortization	2	1	1
Other - Financial Adjusted EBITDA	26	25	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended September 30,
(In millions)	2016	2015	Change
Corporate
Earnings (losses) before income taxes	(165)	(342)	177
Interest expense	76	67	9
Depreciation and amortization	14	12	2
LIFO	(85)	(75)	(10)
Losses (Gains) on sales of assets/revaluations	5	—	5
Asset impairment, restructuring, and settlement charges	69	28	41
Loss on debt extinguishment	—	189	(189)
Corporate Adjusted EBITDA	(86)	(121)	35
Total Adjusted EBITDA	$780	$800	$(20)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted by weak U.S. grain export competitiveness and decreased global merchandising opportunities in the first half of the year. U.S. grain export competitiveness returned in the third quarter, which translated to significant volume increases. In Corn Processing, U.S. demand for sweeteners and starches and exports, principally to Mexico, remained solid. Corn-based ethanol remained a very competitive transportation fuel.  Domestic demand for ethanol has been strong as U.S. gasoline demand is up compared with 2015. U.S. ethanol continued to be the cheapest octane in the world, driving strong export volumes through the first nine months of 2016. Industry production levels remained high during the period. In Oilseeds Processing, global crushing operations achieved high capacity utilization, although due to weaker meal demand, volumes were not as strong as in the prior year when crushing margins were very strong. Softseed prices remained high relative to products, resulting in weak margins causing a shift to crush more soybeans. Vegetable oils continued to maintain a steady demand from the food industry. Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities. Customers’ interest in innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net earnings attributable to controlling interests decreased $276 million to $855 million. Segment operating profit decreased $0.5 billion to $1.9 billion, due to lower U.S. export volumes, weaker origination margins, reduced U.S. ethanol results, and weaker global crush margins. Corporate results were a charge of $705 million for the nine months compared to $789 million the same period last year. Corporate results for the nine months include a charge of $17 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $16 million the same period last year and a $50 million loss from the Company’s share in the results of Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg)’s (CIP) updated portfolio valuations in the first quarter of 2016.

Income taxes decreased $123 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2016 decreased to 27.7% compared to 28.7% for the nine months ended September 30, 2015 due primarily to changes in the forecasted geographic mix of pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2016	2015	Change
Oilseeds	25,137	25,435	(298)
Corn	16,623	17,049	(426)
Total	41,760	42,484	(724)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in corn relates to the disposal of the sugar ethanol operations partially offset by volumes from the recently consolidated Eaststarch C.V.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results were reclassified to conform to the current presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$17,331	$18,798	$(1,467)
Milling and Other	2,325	2,673	(348)
Transportation	171	182	(11)
Total Agricultural Services	19,827	21,653	(1,826)

Corn Processing
Sweeteners and Starches	3,061	2,805	256
Bioproducts	3,889	4,759	(870)
Total Corn Processing	6,950	7,564	(614)

Oilseeds Processing
Crushing and Origination	10,799	12,214	(1,415)
Refining, Packaging, Biodiesel, and Other	5,852	7,455	(1,603)
Asia	220	193	27
Total Oilseeds Processing	16,871	19,862	(2,991)

Wild Flavors and Specialty Ingredients	1,883	1,876	7
Total Wild Flavors and Specialty Ingredients	1,883	1,876	7

Other - Financial	314	302	12
Total Other	314	302	12
Total	$45,845	$51,257	$(5,412)

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

Revenues decreased $5.4 billion, or 11%, to $45.8 billion due to lower average sales prices ($4.3 billion), including $0.4 billion in foreign currency translation impacts, and lower overall sales volumes ($1.1 billion). The decrease in sales prices was due principally to lower underlying agricultural commodity prices, in particular prices of corn, soybeans, and soybean-related products. The decrease in sales volumes was due principally to the sale of the cocoa business and decreased sales volumes of ethanol and grains. Agricultural Services revenues decreased 8% to $19.8 billion due to lower average sales prices ($2.0 billion) partially offset by higher sales volumes ($0.2 billion). Corn Processing revenues decreased 8% to $7.0 billion due to lower average sales prices ($0.5 billion) and lower sales volumes ($0.1 billion) due principally to ethanol. Oilseeds Processing revenues decreased 15% to $16.9 billion due to lower average sales prices ($1.8 billion) and lower sales volumes ($1.2 billion).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $4.9 billion to $43.2 billion due principally to lower average commodity costs, including $0.3 billion in foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $17 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $16 million in the prior year’s period. Manufacturing expenses decreased $0.2 billion to $3.9 billion primarily due to the sale of the cocoa business, lower energy usage and prices, and decreased repairs and maintenance expenses.

Gross profit decreased $0.5 billion, or 16%, to $2.7 billion. The decrease in gross profit consists principally of reduced merchandising results ($114 million) primarily due to compressed U.S. grain handling margins and lower volumes and freight rates in barge operations ($25 million), lower ethanol volumes and margins ($50 million), lower canola and soy crush margins ($298 million), and the sale of the cocoa business in the prior period ($83 million). These factors are explained in the segment operating profit discussion on pages 45 and 46. The effect of changes in agricultural commodity prices during the nine months of 2016 on LIFO inventory valuation reserves had a $17 million negative impact on gross profit compared to a positive impact of $16 million during the same period in 2015. The decrease in underlying commodity prices from the prior year did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses of $1.6 billion were comparable to the prior period. Decreased expenses related to the sale of the cocoa business were offset by legal settlements, costs, and legal fees, increased transaction fees due to increased trading volume from the brokerage business, and expenses for the recently consolidated Eaststarch C.V.

Asset impairment, exit, and restructuring costs decreased $60 million to $36 million. Prior period charges include fixed asset impairments of $23 million related primarily to certain international Oilseeds Processing facilities, $34 million related to sugar ethanol facilities in Brazil in the Corn Processing segment, $2 million of other fixed asset impairments in the Agricultural Services segment, restructuring charges of $28 million related principally to an international pension plan settlement, and goodwill impairment of $9 million related to certain international Oilseeds Processing facilities. Current period charges include $11 million of software impairment in Corporate, $6 million of other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities in Corporate, $5 million of fixed asset impairments in Corn, and $14 million of other individually insignificant fixed asset impairment and restructuring charges.

Interest expense declined $22 million to $213 million primarily due to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates decreased $134 million to $153 million primarily due to lower earnings from the Company’s investments in Wilmar and CIP and a decrease in equity earnings from Eaststarch C.V. which is now fully consolidated following the acquisition of the remaining interest in November 2015, partially offset by increased earnings from other equity investees.

Other income - net increased $168 million from a net expense of $30 million to income of $138 million. Current period income includes $48 million of realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, $59 million recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, a $12 million gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors, and a $10 million loss on sale of assets. Prior period expense includes the $189 million loss on debt extinguishment related to the repurchase of outstanding debt partially offset by a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest, a gain of $68 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, a gain of $6 million on the sale of the lactic business, and a gain of $32 million on the sale of the global chocolate business, net of transaction expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$98	$229	$(131)
Milling and Other	212	183	29
Transportation	55	83	(28)
Total Agricultural Services	365	495	(130)

Corn Processing
Sweeteners and Starches	501	360	141
Bioproducts	61	88	(27)
Total Corn Processing	562	448	114

Oilseeds Processing
Crushing and Origination	329	768	(439)
Refining, Packaging, Biodiesel, and Other	250	265	(15)
Asia	59	115	(56)
Total Oilseeds Processing	638	1,148	(510)

Wild Flavors and Specialty Ingredients	249	242	7
Total Wild Flavors and Specialty Ingredients	249	242	7

Other - Financial	84	39	45
Total Other	84	39	45
Total Segment Operating Profit	1,898	2,372	(474)
Corporate	(705)	(789)	84
Earnings Before Income Taxes	$1,193	$1,583	$(390)

Agricultural Services operating profit decreased $130 million to $365 million. Merchandising and Handling operating results declined $131 million to $98 million primarily due to compressed grain handling margins in the first half of 2016. International merchandising results were flat but remained weak overall. Strong origination results in Argentina and the addition of destination marketing in Egypt through the Company’s Medsofts joint venture were partially offset by the absence of a $27 million gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest. Milling and Other results increased $29 million to $212 million. Current period results include realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012 of $48 million. Transportation operating profit declined $28 million to $55 million due to weak barge demand and lower freight rates in the first half of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corn Processing operating profit increased $114 million to $562 million. Included in the current period operating profit is $4 million of mark to market gains related to corn hedge timing effects compared to $4 million of losses in the prior period. Excluding corn hedge timing effects, Sweeteners and Starches operating profit increased $138 million as the business continued to perform well with higher volumes and pricing and improved margins from optimizing flex grind in the Company’s corn wet mills. The integration of the recent Eaststarch C.V. and Morocco acquisitions has gone better than planned, contributing to the Company’s global sweeteners and starches portfolio and results. Excluding corn hedge timing effects, Bioproducts profit in the period declined $32 million as weak ethanol margins continued due to high industry inventory levels.

Oilseeds Processing operating profit decreased $510 million to $638 million. Crushing and Origination operating profit declined $439 million to $329 million driven primarily by lower canola results in the first half of 2016 as well as lower global soy crush margins which were historically high last year and lower South American grain origination results caused by year-over-year slower farmer-selling partially offset by strong soybean and softseed volumes and margins in North America and South America. Refining, Packaging, Biodiesel, and Other results declined $15 million to $250 million due to the sale of the cocoa business in October 2015 which decreased results by $68 million, partially offset by good demand and improved margins for refined and packaged oils and improved European biodiesel results. Asia results declined $56 million to $59 million, due primarily to equity losses from the Company’s investment in Wilmar in the current quarter of $48 million.

Wild Flavors and Specialty Ingredients (WFSI) operating profit increased $7 million to $249 million. Current period results included approximately $10 million of operational start-up costs primarily related to the Tianjin fibersol facility in China and the Campo Grande specialty protein complex in Brazil and a gain of $12 million related to the acquisition of the remaining interest in Amazon Flavors. Excluding these items, WFSI operating profit improved $5 million due to strong results in flavors and systems, specialty proteins, polyols, and natural health and nutrition products.  These increases were partially offset by weaker sales of ancient grains, edible beans, and hydrocolloids due to a combination of Company operational issues and weaker overall demand for these products.

Other - Financial operating profit increased on higher volumes from the Company’s futures commission brokerage business and improved results from its captive insurance operations.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(In millions)
LIFO credit (charge)	$(17)	$16	$(33)
Interest expense - net	(205)	(226)	21
Unallocated corporate costs	(325)	(344)	19
Other charges	(87)	(217)	130
Minority interest and other	(71)	(18)	(53)
Total Corporate	$(705)	$(789)	$84

Corporate results were a net charge of $705 million in the current period compared to a net charge of $789 million in the prior period. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $17 million in the current period compared to a credit of $16 million in the prior period. Interest expense - net declined $21 million due principally to lower interest rates and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs decreased $19 million primarily due to lower spending on various strategic business improvement projects and lower overall corporate staff costs. Other charges in the current period included legal settlements costs, and legal fees, a software impairment charge, other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities, a loss on the sale of an investment, and other asset impairment and restructuring charges while other charges in the prior period consisted of the $189 million loss on debt extinguishment related to the repurchase of outstanding debt and restructuring charges of $28 million related principally to an international pension plan settlement. Minority interest and other expense in the current period included a $50 million loss from the Company’s share in the results of CIP’s updated portfolio valuations in the first quarter of 2016.

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

The reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2016 and 2015, are provided in the following table.

	Nine months ended September 30,
	2016		2015
	In millions	Per share	In millions	Per share
Net earnings and reported EPS (fully diluted)	$855	$1.44	$1,131	$1.80
Adjustments:
LIFO charge (credit) - net of tax of $6 million in 2016 and $6 million in 2015 (1)	11	0.02	(10)	(0.01)
Gains on sales of assets/revaluations - net of tax of $17 million in 2016 and $40 million in 2015 (2)	(92)	(0.15)	(93)	(0.15)
Asset impairment, restructuring, and settlement charges - net of tax of $34 million in 2016 and $7 million in 2015 (2)	64	0.10	89	0.14
Loss on debt extinguishment - net of tax of $71 million (1)	—	—	118	0.19
Total adjustments	(17)	(0.03)	104	0.17
Adjusted net earnings and EPS	$838	$1.41	$1,235	$1.97

Average number of shares outstanding - diluted	593		627

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2016 and 2015 are provided in the following table.

	Nine months ended September 30,
(In millions)	2016	2015	Change
Earnings before income taxes	$1,193	$1,583	$(390)
Interest expense	213	235	(22)
Depreciation and amortization	677	652	25
LIFO	17	(16)	33
Gains on sales of assets/revaluations	(109)	(133)	24
Loss on debt extinguishment	—	189	(189)
Asset impairment, restructuring, and settlement charges	98	96	2
Adjusted EBITDA	$2,089	$2,606	$(517)

Agricultural Services
Earnings before income taxes	$365	$495	$(130)
Depreciation and amortization	151	147	4
Gains on sales of assets/revaluations	(43)	(27)	(16)
Asset impairment, restructuring, and settlement charges	6	2	4
Agricultural Services Adjusted EBITDA	479	617	(138)
Corn Processing
Earnings before income taxes	562	448	114
Depreciation and amortization	267	250	17
Gains on sales of assets/revaluations	(59)	(6)	(53)
Asset impairment, restructuring, and settlement charges	7	34	(27)
Corn Processing Adjusted EBITDA	777	726	51
Oilseeds Processing
Earnings before income taxes	638	1,148	(510)
Interest expense	2	3	(1)
Depreciation and amortization	145	146	(1)
Gains on sales of assets/revaluations	—	(100)	100
Asset impairment, restructuring, and settlement charges	3	32	(29)
Oilseeds Processing Adjusted EBITDA	788	1,229	(441)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	249	242	7
Interest expense	—	2	(2)
Depreciation and amortization	67	68	(1)
Gains on sales of assets/revaluations	(12)	—	(12)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	304	312	(8)
Other - Financial
Earnings before income taxes	84	39	45
Interest expense	2	—	2
Depreciation and amortization	5	5	—
Other - Financial Adjusted EBITDA	91	44	47

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,
(In millions)	2016	2015	Change
Corporate
Earnings before income taxes	(705)	(789)	84
Interest expense	209	230	(21)
Depreciation and amortization	42	36	6
LIFO	17	(16)	33
Losses (Gains) on sales of assets/revaluation	5	—	5
Asset impairment, restructuring, and settlement charges	82	28	54
Loss on debt extinguishment	—	189	(189)
Corporate Adjusted EBITDA	(350)	(322)	(28)
Total Adjusted EBITDA	$2,089	$2,606	$(517)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At September 30, 2016, the Company had $1.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital is $4.5 billion of readily marketable commodity inventories. Cash provided by operating activities was $1.2 billion for the nine months compared to $1.1 billion the same period last year. Working capital changes decreased cash by $0.4 billion for the nine months and for the same period last year. Trade receivables increased $0.5 billion due principally to lower receivables sold under the accounts receivable securitization programs. Inventories declined approximately $1.1 billion due to lower inventory quantities and lower prices. Trade payables declined approximately $0.6 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $1.2 billion for the nine months compared to $0.3 billion the same period last year. Sales of marketable securities, net of purchases, were $35 million for the nine months compared to $122 million the same period last year. Capital expenditures for the nine months was $0.6 billion compared to $0.8 billion for the same period last year. Other investing activities include additional investments in Wilmar of $0.6 billion for the nine months compared to $0.1 billion the same period last year. Cash used in financing activities was $0.1 billion for the nine months compared to $1.2 billion the same period last year. Long-term debt borrowings for the nine months of $1.0 billion related to the new debt issued on August 11, 2016 compared to $1.2 billion the same period last year which included the €1.1 billion notes issued on June 24, 2015. Commercial paper borrowings for the nine months were $0.1 billion compared to $0.8 billion for the same period last year. Treasury stock purchases were $0.8 billion for the nine months compared to $1.8 billion the same period last year.

At September 30, 2016, the Company’s capital resources included net worth of $17.6 billion and lines of credit, including the accounts receivable securitization programs, totaling $7.0 billion, of which $6.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% at September 30, 2016 and 24% at December 31, 2015. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at September 30, 2016.

As of September 30, 2016, the Company had cash of $0.7 billion, of which $0.4 billion was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. The Company has asserted that these funds are permanently reinvested outside the U.S. due to the Company’s historical ability to generate sufficient cash flows from its U.S. operations, unused and available U.S. credit capacity of $4.8 billion, and domestic cash and cash equivalents at September 30, 2016 of $0.3 billion.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2016, the Company utilized $0.7 billion of its facility under the Programs.

For the nine months ended September 30, 2016, the Company spent approximately $0.6 billion in capital expenditures, $0.1 billion in acquisitions, $0.6 billion in additional Wilmar investments, $0.5 billion in dividends, and $0.8 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 19.7 million shares for the nine months ended September 30, 2016. The Company has 37.0 million shares remaining that may be purchased under the program until December 31, 2019.

The Company expects capital expenditures of approximately $1.0 billion during 2016. In 2016, the Company expects aggregate cash outlays of approximately $0.7 billion in dividends and $1.0 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2016 and December 31, 2015 were $12.7 billion and $9.7 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories and higher prices. As of September 30, 2016, the Company expects to make payments related to purchase obligations of $11.9 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2016.

Off Balance Sheet Arrangements

There were no changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2016.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2016 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2016		December 31, 2015
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$876	$88	$(49)	$(5)
Lowest position	(529)	(53)	(1,851)	(185)
Average position	34	3	(715)	(72)

The change in fair value of the average position was principally the result of an decrease in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in over 200 locations and will continue to roll-out the ERP system over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

Beginning in 2011, approximately 45 farmers in the U.S. brought suit in a Missouri state court against the Company and one of its employees to recover alleged losses from a Ponzi scheme orchestrated by a third-party grain handler, Cathy Gieseker, who was convicted in 2010 of felony fraud charges and is currently serving time in federal prison. The farmers alleged that the Company knew or should have known of Ms. Gieseker’s Ponzi scheme but did not stop it, that Ms. Gieseker was effectively acting as the Company’s agent, and that the Company defrauded or otherwise wronged them. Attorneys for these farmers claimed to represent more than 100 additional farmers with similar claims. Collectively, all of the farmers sought more than $250 million in alleged economic losses, an unspecified amount for alleged mental pain and suffering, and an unspecified amount of punitive damages. On August 24, 2016, the Company and the farmers entered into a comprehensive confidential settlement of the matter, in which the Company did not admit wrongdoing, and this matter is now at an end. The Company recorded the settlement and related costs and fees pertaining to this matter in the quarter ended September 30, 2016.
The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits; the courts dismissed these third-party claims on April 4, 2016, and the Company is therefore no longer a third-party defendant in the MDL. Third, the Company and other grain companies have been named as a defendant in numerous individual and purported class action suits filed by farmers and other parties in state and federal court beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. On September 6, 2016, the court in the Minnesota state MDL proceedings granted the Company’s motion to dismiss the complaints against the Company in those actions. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believe it will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2016. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2016 to
July 31, 2016	1,984,291	$44.113	1,946,247	41,232,823

August 1, 2016 to
August 31, 2016	1,909,682	43.818	1,909,682	39,323,141

September 1, 2016 to
September 30, 2016	2,344,875	42.639	2,344,875	36,978,266
Total	6,238,848	$43.469	6,200,804	36,978,266

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2016, there were 38,044 shares received as payments for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2016, there were no shares received for the exercise price of stock option exercises.

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

(3)(ii)	Bylaws, as amended, filed on February 11, 2013 as Exhibit 3(ii) to Form 8-K (File No. 1-44), are incorporated herein by reference.

(10.1)	Form of Nonqualified Stock Option Award for Executive Officers

(10.2)	Form of Nonqualified Stock Option Award for U.S. Employees

(10.3)	Form of Restricted Stock Unit Award for Executive Officers

(10.4)	Form of Restricted Stock Unit Award for U.S. Employees

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: November 1, 2016