Form 10-K
period 2016-12-31
ARCHER DANIELS MIDLAND CO
filed 2017-02-17
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Common Stock, no par value--$24.4 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2016)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—571,080,171 shares
(February 10, 2017)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 4, 2017, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “anticipates”, “believes”, “expects”, “plans”, “future”, “intends”, “could”, “estimate”, “predict”, “potential” or “contingent”, the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2016.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s leading processors of oilseeds, corn, wheat, and other agricultural commodities and is a leading manufacturer of protein meal, vegetable oil, corn sweeteners, flour, biodiesel, ethanol, and other value-added food and feed ingredients.  The Company also has an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as processed agricultural commodities.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

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

As the world population grows, so does demand for quality foods, feed ingredients for livestock, alternative fuels, and environmentally friendly alternatives to traditional chemicals. As one of the world's leading agricultural processors, the Company plays a pivotal role in meeting all of these needs in sustainable ways. The Company produces the food ingredients, biofuels, and other products that manufacturers around the world use to provide wholesome food and a better life to millions of people around the globe.

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

Agricultural Services

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Agricultural Services segment also includes the activities related to structured trade finance and the processing of wheat into wheat flour. In April 2016, the Company acquired a 50% interest in Cairo, Egypt-based Medsofts Group, a consolidated joint venture that owns and manages merchandising and supply chain operations.

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, WA and a grain export elevator in Portland, OR.

The Company held a 19.8% interest in GrainCorp Limited (GrainCorp), a publicly listed company on the Australian Stock Exchange, until its sale in December 2016. GrainCorp is engaged in grain receival and handling, transportation, port operations, oilseed processing, malt processing, flour processing, and grain marketing activities.

Item 1.	BUSINESS (Continued)

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, Morocco, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. In June 2016, the Company acquired from Tate & Lyle a Casablanca, Morocco-based corn wet mill that produces glucose and native starch. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients.

Hungrana Ltd., in which the Company owns a 50% interest, operates a wet corn milling plant in Hungary.

Almidones Mexicanos S.A., in which the Company has a 50% interest, operates a wet corn milling plant in Mexico.

Red Star Yeast Company, LLC produces and sells fresh and dry yeast in the United States and Canada.  The Company has a 40% ownership interest in this joint venture.

Oilseeds Processing

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. In November 2016, the Company completed the expansion of Olenex, a 37.5% joint venture with Wilmar International Limited (Wilmar). Olenex owns and operates specialty oils and fats, palm refining, and tropical oils processing plants in Europe.

The Company has an equity interest in Wilmar, a Singapore publicly listed company. The Company acquired additional shares in Wilmar increasing its ownership interest from 19.0% to 20.0% in March 2016, 22.0% in June 2016, 23.2% in September 2016, and 23.9% in January 2017. Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

Stratas Foods LLC, a joint venture between the Company and ACH Jupiter, LLC, a subsidiary of Associated British Foods, procures, packages, and sells edible oils in North America.  The Company has a 50% ownership interest in this joint venture.

Item 1.	BUSINESS (Continued)

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

Wild Flavors and Specialty Ingredients

The Wild Flavors and Specialty Ingredients (WFSI) segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The WFSI segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company acquired a 90% controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients in February 2016; the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds, in May 2016; and Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas, in September 2016.

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

Concentration of Revenues by Product

The following products account for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2016	2015	2014
Soybeans	17%	16%	16%
Soybean Meal	13%	13%	13%
Corn	10%	11%	10%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Wild Flavors and Specialty Ingredients segment, expand the Company’s ability to serve the customers’ evolving needs through its offering of natural flavor and ingredient products. The Company does not expect any of its new products to have a significant impact on the Company’s revenues in 2017.

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

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses, principally consisting of $205 million of trademarks from the Wild Flavors acquisition in 2014, but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

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

Item 1.	BUSINESS (Continued)

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the years ended December 31, 2016, 2015, and 2014, net of reimbursements of government grants, was approximately $123 million, $122 million, and $79 million, respectively.

The Company’s laboratories and technical centers around the world enhance its ability to interact with customers in Europe, Asia, and South America, not only to provide flavors, but also to support the sales of other food ingredients. The acquisition of Wild Flavors in October 2014 approximately doubled the number of scientists and technicians in research and development. A number of these laboratories are being expanded with new capabilities to enhance the Company’s ability to develop custom solutions for our customers.

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on carbon sequestration projects to reduce carbon dioxide emissions from manufacturing operations. The first project, Illinois Basin Decatur Project, successfully completed injecting one million tons of CO2 in the fourth quarter of fiscal year ended December 31, 2014. The second project, the Illinois Industrial Carbon Capture & Sequestration, was completed in the fourth quarter of fiscal year ended December 31, 2015 and is expected to receive authorization to start injection in the first quarter of fiscal year 2017.

The Company is continuing to invest in research to develop a broad range of sustainable materials with an objective to produce key intermediate materials that serve as a platform for producing a variety of sustainable packaging products.  The key materials are derived from the Company’s starch and oilseed-based feedstocks.  Conversion technologies include utilizing expertise in both fermentation and catalysis.  The materials pipeline includes the development of chemicals and intermediates that are currently produced from petrochemical resources as well as new-to-the-market bio-based products. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. In an effort to further advance the development of bio-based chemical technologies, the Company has partnered with the Center for Environmentally Beneficial Catalysis and has added research capabilities at the University of Kansas. The Company has also engaged in a joint development agreement with DuPont to develop sustainable packaging solutions with improved barrier properties compared to current materials.

In October 2016, the Company launched ADM Ventures to oversee select, high-potential, new-product development projects from its business units; to nurture promising, early-stage start-up companies in which the Company may wish to invest; and to invest in more mature, proven start-ups with strong growth potential.

Environmental Compliance

During the year ended December 31, 2016, $60 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

Item 1.	BUSINESS (Continued)

A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce greenhouse gas emissions, including, but not limited to, the U.S., Canada, Mexico, the E.U. and its member states, and China. The Company's operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet their obligations in this regard with no significant impact on the earnings and competitive position of the Company. The Company’s business could be affected in the future by additional global, regional, national, and local regulation, pricing of greenhouse gas emissions or other climate change legislation, regulation or agreements. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 31,800 at December 31, 2016 and 32,300 at December 31, 2015.  The net decrease in the number of full-time employees is primarily related to divestitures.

Financial Information About Foreign and U.S. Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” includes information relating to the Company’s foreign and U.S. operations.  Geographic financial information is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Available Information

The Company’s website is http://www.adm.com.  The Company makes available, free of charge, through its website, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; directors’ and officers’ Forms 3, 4, and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

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

The Company, through its business unit, functional, and corporate teams, continually updates, assesses, monitors, and mitigates these and other business and compliance risks in accordance with the IRM Program and as monitored by the IRM program and Chief Risk Officer.

Item 1A.	RISK FACTORS (Continued)

The availability and prices of the agricultural commodities and agricultural commodity products the Company procures, transports, stores, processes, and merchandises can be affected by weather conditions, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations due to changes in weather conditions, crop disease, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  The Company uses a global network of procurement, processing, and transportation assets, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. These commodity trade teams monitor commodity positions against management established limits (including a corporate wide value-at-risk metric), with robust internal reporting to ensure optimized results versus the Company’s strategic plans. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities used by the Company in its operations is maintained. These factors have historically caused volatility in the availability and prices of agricultural commodities and, consequently, in the Company’s operating results and working capital requirements.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.  For example, a drought in North America in 2012 reduced the availability of corn and soybean inventories while prices increased.  High and volatile commodity prices can adversely affect the Company’s ability to meet its liquidity needs. Conversely, if supplies are abundant and crop production globally outpaces demand for more than one or two crop cycles, price volatility is somewhat diminished. This could result in reduced operating results due to the lack of supply chain dislocations and reduced market spread and basis opportunities.

Advances in technology, such as seed and crop protection technology, farming techniques, or speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of the Company and other agricultural merchandisers.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, transportation services, and other materials and supplies, as well as for workforce and talent.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate revenues in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity, build new production capacity or execute aggressive consolidation.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  Significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products, thereby negatively impacting the competitiveness of the Company’s significant origination, processing, and export footprint, and the Company’s operating results. Improved yields in different crop growing regions may reduce the reliance on origination territories in which the Company has a significant presence. In addition, continued merger and acquisition activities resulting in further consolidations result in greater cost competitiveness and global scale of certain players in the industry that could impact the relative competitiveness of the Company, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, maintaining a high level of product safety and quality, and working with customers to develop new products and tailored solutions.

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

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products, or in the case of ethanol, blended into gasoline to increase octane content. Therefore, the selling prices of ethanol and biodiesel can be impacted by the selling prices of gasoline, diesel fuel, and other octane enhancers.  A significant decrease in the price of gasoline, diesel fuel, or other octane enhancers could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel and could adversely affect the Company’s revenues and operating results. The Company uses derivative contracts as anticipatory hedges for both purchases of commodity inputs and sales of energy-based products in order to protect itself against these price trends and to protect and maximize processing margins.

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 56 percent of the Company’s processing plants and 73 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, Brazil) and emerging market areas (such as Eastern Europe, Asia, portions of South and Central America, the Middle East, and Africa). One of the Company’s strategies is to expand the global reach of its core model which may include expanding or developing its business in emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows (such as concerning genetically modified organisms), local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, thus reducing the Company’s overall market value. The Company mitigates this risk in many ways including country risk analysis, government relations and tax compliance activities, and active ethics compliance training requirements.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in 163 countries.  The Company is required to comply with the numerous and far-reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  The Company must comply with other general business regulations such as accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received large tax assessments from tax authorities in Brazil and Argentina, challenging income tax positions taken by subsidiaries of the Company covering various prior periods.  Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

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

Item 1A.	RISK FACTORS (Continued)

In addition, changes to regulations or implementation of additional regulations, for example the imposition of regulatory restrictions on greenhouse gases or regulatory modernization of food safety laws, may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and adversely affect operating results.

Government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; regulatory policies or matters that affect a variety of businesses; taxation polices; and political instability could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, traceability standards, product safety and labeling, renewable fuels, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel, including but not limited to changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have an impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company's ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

The Company’s operating results could be affected by political instability and by changes in other governmental policies, mandates, and regulations including monetary, fiscal and environmental policies, laws, regulations, acquisition approvals, and other activities of governments, agencies, and similar organizations.  These risks include but are not limited to changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, safety and environmental regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, adverse tax, administrative agency or judicial outcomes, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results. There has been a recent increase in populism and nationalism in various countries around the world and the concept and benefits of free trade are being challenged. The Company has benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Should there be an increase in tariff and restrictive trade activities around the world, the Company could be negatively impacted from its inability to enter certain markets or the price of the products being less competitive in the destination markets.

The Company’s strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. Government policies, including antitrust and competition law, trade restrictions, food safety regulations, sustainability requirements, traceability, and other government regulations and mandates, can impact the Company’s ability to execute this strategy successfully.

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

The Company is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; socially acceptable farming practices; environmental, health and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  In addition, negative publicity caused by product liability, food safety, occupational health and safety, and environmental matters may damage the Company’s reputation.  The Company has a particularly strong capability and culture around occupational health and safety and food safety. However, the occurrence of any of the matters described above could adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with economic, product quality, feed safety or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry.  An outbreak of disease could adversely affect demand for the Company’s products used as ingredients in livestock and poultry feed.  A decrease in demand for ingredients in livestock and poultry feed could adversely affect the Company’s revenues and operating results. In addition, as the Company increases its investment in flavors and ingredients businesses, it is exposed to increased risks related to rapidly changing consumer preferences and the impacts these changes could have on the success of certain of the Company's customers.

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

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism, for example, economic adulteration of the Company’s products, or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could adversely affect the Company’s revenues and operating results. The Company is continuing to enhance and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in supply chain and finished products in production and distribution networks. In addition, the Company conforms to management systems, such as International Organization for Standardization (ISO) or other recognized global standards.

The Company’s business is capital-intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Sufficient credit ratings allow the Company to access tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies on risk management practices.

Item 1A.	RISK FACTORS (Continued)

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  The Company monitors position limits and engages in other strategies and controls to manage these risks. The Company has a Chief Risk Officer and an established commodity merchandising governance process to ensure proper position reporting and monitoring, limit approvals, and execute training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $4.5 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the year ended December 31, 2016 was $4.2 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments that may impact the Company’s revenues and operating results. The Company mitigates this risk using controls and policies related to joint venture formation, governance, merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company is also in the process of implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks and instituted control procedures for cyber security incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches and reports metrics to the highest level of management and to the Board of Directors on the quality of the Company’s data security efforts and control environment. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer interruptions in its ability to manage its operations, loss of valuable data, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES (Continued)

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	147	6	153	287	88	375
International	107	11	118	102	37	139
	254	17	271	389	125	514

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 230 warehouses and terminals primarily used as bulk storage facilities and 38 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to our customers around the world, the Company owns approximately 1,900 barges, 13,100 rail cars, 250 trucks, 1,200 trailers, and 10 oceangoing vessels; and leases, under operating leases, approximately 560 barges, 15,500 rail cars, 340 trucks, 120 trailers and 21 oceangoing vessels.

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Milling & Other
North America
U.S.*	2	28	30	—
Barbados	—	1	1	—
Belize	—	1	1	—
Canada	—	9	9	—
Grenada	—	1	1	—
Jamaica	—	2	2	—
Total	2	42	44	—
Daily capacity
Metric tons (in 1,000’s)	—	15	15	—
Europe
United Kingdom	—	3	3	4
Total	—	3	3	4
Daily capacity
Metric tons (in 1,000’s)	—	1	1	1
Grand Total	2	45	47	4
Total daily capacity
Metric tons (in 1,000’s)	—	16	16	1

*The U.S. plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Agricultural Services Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	171	24
Dominican Republic	1	—
Total	172	24
Storage capacity
Metric tons (in 1,000’s)	13,559	1,178
South America
Argentina	5	—
Ecuador	—	2
Total	5	2
Storage capacity
Metric tons (in 1,000’s)	502	340
Europe
Hungary	1	—
Ireland	2	—
Poland	1	—
Romania	11	4
Ukraine	7	—
United Kingdom	—	5
Total	22	9
Storage capacity
Metric tons (in 1,000’s)	1,155	49
Grand Total	199	35
Total storage capacity
Metric tons (in 1,000’s)	15,216	1,567

*The U.S. procurement facilities are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
	Wet Milling	Dry Milling	Other	Total	Wet Milling, Dry Milling, & Other
North America
U.S.*	5	3	28	36	6
Canada	—	—	3	3	—
Puerto Rico	—	—	3	3	—
Trinidad & Tobago	—	—	1	1	—
Total	5	3	35	43	6
Daily/Storage capacity
Metric tons (in 1,000’s)	43	22	15	80	377
Europe
Bulgaria	1	—	—	1	—
Turkey	1	—	—	1	—
Total	2	—	—	2	—
Daily/Storage capacity
Metric tons (in 1,000’s)	2	—	—	2	—
Asia
China	—	—	4	4	—
Total	—	—	4	4	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	—
Africa
Morocco	1	—	—	1	—
Total	1	—	—	1	—
Daily/Storage capacity
Metric tons (in 1,000’s)	55	—	—	55	—
Grand Total	8	3	39	50	6
Total daily/storage capacity
Metric tons (in 1,000’s)	100	22	15	137	377

*The U.S. processing plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, Texas, and Washington.

* The U.S. procurement facilities are located in Illinois and Minnesota.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned				Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Asia	Total	Crushing & Origination	Asia	Total
North America
U.S.*	24	37	—	61	—	—	—
Canada	3	4	—	7	—	—	—
Mexico	1	—	—	1	—	—	—
Total	28	41	—	69	—	—	—
Daily capacity
Metric tons (in 1,000’s)	59	20	—	79	—	—	—
South America
Argentina	—	1	—	1	—	—	—
Bolivia	1	2	—	3	—	—	—
Brazil	5	8	—	13	1	—	1
Paraguay	1	—	—	1	—	—	—
Peru	—	1	—	1	—	—	—
Total	7	12	—	19	1	—	1
Daily capacity
Metric tons (in 1,000’s)	17	5	—	22	1	—	1
Europe
Belgium	—	2	—	2	—	—	—
Czech Republic	1	1	—	2	—	—	—
France	—	1	—	1	—	—	—
Germany	4	8	—	12	—	—	—
Netherlands	1	1	—	2	—	—	—
Poland	2	5	—	7	—	—	—
Switzerland	—	1	—	1	—	—	—
Ukraine	1	—	—	1	—	—	—
United Kingdom	1	3	—	4	—	—	—
Total	10	22	—	32	—	—	—
Daily capacity
Metric tons (in 1,000’s)	34	16	—	50	—	—	—
Asia
India	—	—	2	2	—	1	1
Total	—	—	2	2	—	1	1
Daily capacity
Metric tons (in 1,000’s)	—	—	1	1	—	1	1
Africa
South Africa	—	4	—	4	—	—	—
Total	—	4	—	4	—	—	—
Daily capacity
Metric tons (in 1,000’s)	—	2	—	2	—	—	—
Grand Total	45	79	2	126	1	1	2
Total daily capacity
Metric tons (in 1,000’s)	110	43	1	154	1	1	2

*The U.S. plants in the table above are located in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Procurement Facilities
	Owned			Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Total	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Total
North America
U.S.*	4	87	91	—	64	64
Canada	6	—	6	—	—	—
Mexico	—	—	—	—	1	1
Total	10	87	97	—	65	65
Storage capacity
Metric tons (in 1,000’s)	329	373	702	—	210	210
South America
Argentina	—	—	—	1	—	1
Bolivia	5	—	5	—	—	—
Brazil	36	—	36	—	—	—
Chile	—	—	—	2	—	2
Colombia	—	—	—	8	—	8
Paraguay	14	—	14	2	—	2
Peru	—	—	—	3	—	3
Uruguay	1	—	1	6	—	6
Total	56	—	56	22	—	22
Storage capacity
Metric tons (in 1,000’s)	1,963	—	1,963	375	—	375
Europe
Germany	4	—	4	—	—	—
Netherlands	1	—	1	—	—	—
Poland	4	—	4	—	—	—
Slovakia	2	—	2	—	—	—
United Kingdom	—	—	—	3	—	3
Total	11	—	11	3	—	3
Storage capacity
Metric tons (in 1,000’s)	800	—	800	81	—	81
Grand Total	77	87	164	25	65	90
Total storage capacity
Metric tons (in 1,000’s)	3,092	373	3,465	456	210	666

*The U.S. procurement facilities are located in Alabama, Arkansas, Florida, Georgia, Iowa, Michigan, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Wild Flavors and Specialty Ingredients
	Processing Plants		Procurement Facilities
	Owned	Leased	Owned
North America
U.S.*	20	6	19
Canada	2	—	—
Total	22	6	19
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	324
South America
Brazil	2	—	1
Total	2	—	1
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—
Europe
France	1	—	—
Germany	2	1	—
Netherlands	—	1	—
Poland	2	—	—
Spain	1	—	—
Turkey	—	1	—
Total	6	3	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—
Asia
India	—	1	—
Japan	1	—	—
Singapore	—	1	—
Total	1	2	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—
Grand Total	31	11	20
Total storage capacity
Metric tons (in 1,000’s)	—	—	324

*The U.S. processing plants are located in California, Illinois, Iowa, Kentucky, Michigan, Nebraska, New Jersey, North Dakota, Ohio, and Washington.

*The U.S. procurement facilities are located in Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 20 of Item 8 for information on the Company’s legal proceedings.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share
Fiscal Year 2016-Quarter Ended
December 31	$47.88	$41.44	$0.30
September 30	45.39	41.21	0.30
June 30	44.14	34.55	0.30
March 31	38.96	29.86	0.30
Fiscal Year 2015-Quarter Ended
December 31	$47.03	$33.84	$0.28
September 30	49.50	40.66	0.28
June 30	53.31	47.23	0.28
March 31	52.60	45.15	0.28

The number of registered stockholders of the Company’s common stock at December 31, 2016, was 10,381.

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2016 to October 31, 2016	2,453,840	$42.408	2,453,840	34,524,426
November 1, 2016 to November 30, 2016	1,218,734	43.498	1,218,734	33,305,692
December 1, 2016 to December 31, 2016	1,967,783	45.173	1,967,783	31,337,909
Total	5,640,357	$43.608	5,640,357	31,337,909

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2016, there were no shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2) On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on June 30, 2011 and assumes all dividends have been reinvested through December 31, 2016.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

					Six Months		Fiscal Year
	Years Ended				Ended		Ended
	December 31				December 31		June 30
	2016	2015	2014	2013	2012	2011 (1)	2012

Revenues	$62,346	$67,702	$81,201	$89,804	$46,729	$45,208	$89,038
Depreciation	787	799	850	827	396	391	793
Net earnings attributable to controlling interests	1,279	1,849	2,248	1,342	692	540	1,223
Basic earnings per common share	2.18	2.99	3.44	2.03	1.05	0.81	1.84
Diluted earnings per common share	2.16	2.98	3.43	2.02	1.05	0.81	1.84
Cash dividends	701	687	624	501	230	224	455
Per common share	1.20	1.12	0.96	0.76	0.35	0.335	0.685
Working capital	7,872	8,324	10,426	12,872	12,769	12,395	12,328
Current ratio	1.6	1.6	1.7	1.8	1.8	1.8	1.8
Inventories	8,831	8,243	9,374	11,441	13,836	12,415	12,192
Net property, plant, and equipment	9,758	9,853	9,851	10,069	10,097	9,601	9,787
Gross additions to property, plant, and equipment	882	1,350	1,357	947	641	1,058	1,719
Total assets	39,769	40,157	43,997	43,720	45,100	41,661	41,734
Long-term debt, excluding current maturities	6,504	5,779	5,528	5,315	6,420	6,722	6,498
Shareholders’ equity	17,181	17,915	19,630	20,194	19,131	18,165	18,169
Per common share	29.98	30.11	30.82	30.64	29.03	27.44	27.57
Weighted average shares outstanding-basic	588	618	653	661	660	669	665
Weighted average shares outstanding-diluted	591	621	656	663	661	670	666

(1) Unaudited

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2016 include gains totaling $119 million ($100 million after tax, equal to $0.17 per share) primarily related to recovery of loss provisions and gains related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors as discussed in Note 12 in Item 8; a gain of $38 million ($24 million after tax, equal to $0.04 per share) related to a U.S. retiree medical benefit plan curtailment; charges of $117 million ($77 million after tax, equal to $0.13 per share) primarily related to legal fees and settlement, impairment of software, investments, and certain long-lived assets; a $10 million ($8 million after tax, equal to $0.02 per share) loss on sale of individually immaterial assets as discussed in Note 12 in Item 8; and certain discrete tax adjustments totaling $24 million (equal to $0.04 per share) related to valuation allowances, deferred tax re-rates, and changes in assertion.

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2015 include gains totaling $530 million ($515 million after tax, equal to $0.83 per share) related primarily to the sale of the cocoa, chocolate, and lactic businesses, revaluation of the Company’s previously held investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc as discussed in Note 12 in Item 8; long-lived asset impairment charges of $129 million ($109 million after tax, equal to $0.18 per share) related primarily to certain international Oilseeds Processing facilities, sugar ethanol facilities in Brazil, and goodwill, intangible, and property, plant, and equipment asset impairments as discussed in Note 18 in Item 8; restructuring and exit charges of $71 million ($63 million after tax, equal to $0.10 per share) related to an international pension plan settlement, sugar ethanol facilities in Brazil, and other restructuring charges as discussed in Note 18 in Item 8; loss provisions, settlements, and inventory writedown of $67 million ($58 million after tax, equal to $0.09 per share); certain discrete tax adjustments totaling $60 million (equal to $0.10 per share) related to valuation allowances and deferred tax re-rates; and loss on debt extinguishment of $189 million ($118 million after tax, equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures as discussed in Note 12 in Item 8.

•
Net earnings attributable to controlling interests for the year ended December 31, 2014 include a gain on sale of assets related to the sale of the fertilizer business and other asset of $135 million ($89 million after tax, equal to $0.14 per share); gain of $156 million ($97 million after tax, equal to $0.15 per share) upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units; and loss of $102 million ($63 million after tax, equal to $0.10 per share) on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, as discussed in Note 12 in Item 8; asset impairment charges related to certain fixed assets of $41 million ($26 million after tax, equal to $0.04 per share) and $64 million ($41 million after tax, equal to $0.06 per share) of costs related to the relocation of the global headquarters to Chicago, Illinois, and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges, as discussed in Note 18 in Item 8; a charge of $98 million ($61 million after tax, equal to $0.09 per share) related to pension settlements; and certain discrete tax adjustments of $15 million (equal to $0.02 per share) related to deferred tax re-rates.

•
Net earnings attributable to controlling interests for the year ended December 31, 2013 include other-than-temporary impairment charges of $155 million ($155 million after tax, equal to $0.23 per share) on the Company’s GrainCorp investment; asset impairment charges of $51 million ($51 million after tax, equal to $0.08 per share) related to the Company’s Brazilian sugar milling business; and other impairment charges principally for certain property, plant and equipment assets totaling $53 million ($34 million after tax, equal to $0.05 per share); realized losses on Australian dollar currency hedges of $40 million ($25 million after tax, equal to $0.04 per share) related to the proposed GrainCorp acquisition; valuation allowance on certain deferred tax assets of $82 million (equal to $0.12 per share); income tax benefit recognized in the current period of $55 million (equal to $0.08 per share) related to biodiesel blending credits earned in the prior periods; charges of $54 million ($37 million after tax, equal to $0.06 per share) related to the FCPA settlement; and other charges of $18 million ($12 million after tax, equal to $0.02 per share).

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

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in 163 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

The Company’s recent significant portfolio actions and announcements include:

•	the purchase in February 2016 of a controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients;

•	the purchase in April 2016 of a 50% interest in Cairo-based Medsofts Group, a consolidated joint venture that owns and manages merchandising and supply chain operations;

•	the sale in May 2016 of the sugarcane ethanol operations in Limeira do Oeste in the Brazilian state of Minas Gerais;

•	the purchase in May 2016 of the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds;

•	the acquisition in June 2016 of a Casablanca, Morocco-based corn wet mill that produces glucose and native starch;

•	the purchase in September 2016 of Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas;

•
the expansion in November 2016 of Olenex, a 37.5% joint venture with Wilmar, from a sales and marketing venture to a full function joint venture which owns and operates specialty oils and fats, palm refining, and tropical oils processing plants in Europe;

•	the sale in December 2016 of the Company's 19.8% ownership interest in GrainCorp;

•
the announcement in January 2017 of the sale of the Company's crop risk services businesses to Validus Holdings, a global group of insurance and reinsurance companies, which is subject to regulatory approval and expected to close in the first half of 2017; and

•	the acquisition in February 2017 of Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients.

As part of the implementation of the Company’s strategic plan, the Company continues to evaluate the capital intensity of its operations and portfolio, seeking ways to reduce and redeploy capital in its efforts to drive long-term returns.

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

The Company has consolidated subsidiaries in 76 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was negatively impacted in the first half of the year by weak U.S. grain export competitiveness and decreased global merchandising opportunities. Starting in the third quarter, export volumes and margins improved due to the U.S. harvest and weather conditions in South America. In Corn Processing, global demand for sweeteners and starches and U.S. exports, principally to Mexico, continued to grow. In Europe, raw material costs improved resulting in improved margins. Corn-based ethanol remained a very competitive transportation fuel, and domestic blending was strong as U.S. gasoline demand was up compared to 2015. U.S. ethanol also continued to be the one of the cheapest oxygenates in the world, driving strong export volumes throughout 2016. Industry production levels remained high during the year limiting margins. In Oilseeds Processing, global crushing operations achieved strong capacity utilization although margins were weaker mainly due to higher supply of soybean meal from Argentina, and other protein meal substitutes. Softseed margins improved due to better seed supply and oil demand. Vegetable oils continued to maintain a steady demand from the food industry. Additionally, vegetable oil sales volumes benefited from demand driven by the U.S. 2016 biodiesel blenders credit. The Wild Flavors and Specialty Ingredients business benefited from increased demand for flavor ingredients and flavor systems, specialty proteins, natural health and nutrition products, and polyols, but was adversely impacted by soft market conditions in non-flavor food ingredient markets and a strong U.S. dollar, as well as operational issues at the specialty commodities unit.

Net earnings attributable to controlling interests decreased $0.6 billion to $1.3 billion. Segment operating profit decreased $0.6 billion to $2.7 billion, primarily due to the prior year gain on sale of the global cocoa and chocolate businesses and lower earnings in the current year due to the sale of those businesses, weaker global crushing and origination margins, and lower international merchandising results, partially offset by better ethanol results. Corporate results in the current year include a charge of $19 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $2 million in the prior year and a decrease of approximately $70 million in the Company’s share of the results of Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) (CIP).

Income taxes increased $96 million due to a higher effective tax rate partially offset by lower earnings before income taxes. The Company’s effective tax rate for 2016 increased to 29.3% compared to 19.2% for 2015 due primarily to low tax rates on significant gains related to portfolio actions in 2015, a $71 million prior year discrete tax benefit resulting mainly from the release of a $66 million valuation allowance compared to a $49 million discrete tax expense in the current year, and changes in the geographic mix of pretax earnings (see Note 13 in Item 8 for more information).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2016 and 2015 are as follows (in metric tons):

(In thousands)	2016	2015	Change
Oilseeds	33,788	33,817	(29)
Corn	22,273	23,126	(853)
Total	56,061	56,943	(882)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in corn relates to the disposal of the sugar ethanol operations in May 2016 partially offset by volumes from the acquisition of Eaststarch C.V. in November 2015.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results have been reclassified to conform to the current presentation.

Revenues by segment for the years ended December 31, 2016 and 2015 are as follows:

(In millions)	2016	2015	Change
Agricultural Services
Merchandising and Handling	$24,609	$25,957	$(1,348)
Milling and Other	3,060	3,479	(419)
Transportation	224	246	(22)
Total Agricultural Services	27,893	29,682	(1,789)

Corn Processing
Sweeteners and Starches	4,028	3,713	315
Bioproducts	5,438	6,282	(844)
Total Corn Processing	9,466	9,995	(529)

Oilseeds Processing
Crushing and Origination	13,976	15,597	(1,621)
Refining, Packaging, Biodiesel, and Other	7,880	9,364	(1,484)
Asia	296	256	40
Total Oilseeds Processing	22,152	25,217	(3,065)

Wild Flavors and Specialty Ingredients	2,427	2,407	20
Total Wild Flavors and Specialty Ingredients	2,427	2,407	20

Other - Financial	408	401	7
Total Other	408	401	7
Total	$62,346	$67,702	$(5,356)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues decreased $5.4 billion, or 8%, to $62.3 billion due to lower average sales prices ($3.5 billion), including $0.6 billion in foreign currency translation impacts, and lower overall sales volumes ($1.9 billion). The decrease in sales prices was due principally to lower underlying agricultural commodity prices, in particular prices of corn, soybeans, and soybean-related products. The decrease in sales volumes was due principally to the sale of the cocoa business and decreased sales volumes of ethanol and South American grain and oilseed origination. Agricultural Services revenues decreased 6% to $27.9 billion due to lower average sales prices ($2.5 billion) partially offset by higher sales volumes ($0.7 billion). Corn Processing revenues decreased 5% to $9.5 billion due to lower sales volumes ($0.5 billion) due principally to ethanol and the sale of the sugar ethanol business partially offset by sales volumes from the acquisition of Eaststarch C.V. Oilseeds Processing revenues decreased 12% to $22.2 billion due to lower average sales prices ($0.8 billion) and lower sales volumes ($2.3 billion) principally due to South American grains and oilseeds and the sale of the cocoa business. WFSI revenues were flat due to lower average sales prices ($0.2 billion) which were offset by higher sales volumes ($0.2 billion).

Cost of products sold decreased $5.0 billion to $58.7 billion due principally to lower average commodity costs, including $0.6 billion in foreign currency translation impacts, and lower manufacturing costs. Included in cost of products sold is a charge of $19 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $2 million in the prior year. Manufacturing expenses decreased $0.2 billion to $5.2 billion primarily due to the sale of the cocoa business, lower energy usage and prices, and decreased repairs and maintenance expenses.

Gross profit decreased $0.3 billion, or 8%, to $3.7 billion. The decrease in gross profit consists principally of lower soy crush margins ($309 million), reduced merchandising results ($95 million) primarily due to Agricultural Services global trade execution and positioning losses, lower volumes and freight rates in barge operations ($24 million), the sale of the cocoa business in the prior period ($78 million), partially offset by contribution of the recent Eaststarch C.V. acquisition ($85 million), and higher results in sweeteners and starches ($169 million). These factors are explained in the segment operating profit discussion on page 31. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a $19 million negative impact on gross profit compared to a positive impact of $2 million in the prior year. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses of $2.0 billion were comparable to the prior year. Decreased expenses related to the sale of the cocoa business and a U.S. retiree medical benefit plan curtailment gain were offset by legal settlements, costs, and legal fees, increased transaction fees due to increased trading volume from the brokerage business, and expenses for the recently consolidated Eaststarch C.V.

Asset impairment, exit, and restructuring costs decreased $145 million to $55 million. Prior year charges include long-lived asset impairments of $129 million related to certain Oilseeds Processing facilities, sugar ethanol facilities in Brazil, a facility in the Corn Processing segment, and capitalized software costs and restructuring and exit costs of $71 million related principally to an international pension plan settlement, sugar ethanol facilities in Brazil, and several individually insignificant restructuring and exit costs. Current year charges include $11 million of software impairment in Corporate, $6 million of other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities in Corporate, and $17 million and $21 million of individually insignificant fixed asset impairment and restructuring charges, respectively.

Interest expense declined $15 million to $293 million primarily due to lower interest rates on long-term debt and the $8 million effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates decreased $98 million to $292 million primarily due to lower earnings from the Company’s investments in Wilmar and CIP and a decrease in equity earnings from Eaststarch C.V. which is now fully consolidated following the acquisition of the remaining interest in November 2015, partially offset by increased earnings from other equity investees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income - net decreased $203 million to $147 million. Prior year income consisted primarily of gain on sales of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, partially offset by a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and loss provisions of $45 million related to sugar ethanol facilities in Brazil. Current year income includes $48 million of realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, a $59 million gain, including recovery of loss provisions, related to the sale of the Company’s Brazilian sugar ethanol facilities, a $12 million gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, and a $10 million loss on sale of other individually immaterial assets.

Operating profit by segment and earnings before income taxes for the year ended December 31, 2016 and 2015 are as follows:

(In millions)	2016	2015	Change
Agricultural Services
Merchandising and Handling	$216	$334	$(118)
Milling and Other	274	244	30
Transportation	112	136	(24)
Total Agricultural Services	602	714	(112)

Corn Processing
Sweeteners and Starches	657	634	23
Bioproducts	154	14	140
Total Corn Processing	811	648	163

Oilseeds Processing
Crushing and Origination	378	842	(464)
Refining, Packaging, Biodiesel, and Other	343	568	(225)
Asia	150	164	(14)
Total Oilseeds Processing	871	1,574	(703)

Wild Flavors and Specialty Ingredients	286	280	6
Total Wild Flavors and Specialty Ingredients	286	280	6

Other - Financial	134	56	78
Total Other	134	56	78
Total Segment Operating Profit	2,704	3,272	(568)
Corporate	(882)	(988)	106
Earnings Before Income Taxes	$1,822	$2,284	$(462)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results are as follows:

(In millions)	2016	2015	Change
LIFO credit (charge)	$(19)	$2	$(21)
Interest expense - net	(282)	(297)	15
Unallocated corporate costs	(457)	(433)	(24)
Other charges	(52)	(242)	190
Minority interest and other	(72)	(18)	(54)
Total Corporate	$(882)	$(988)	$106

Agricultural Services operating profit decreased 16%. Merchandising and Handling operating results declined primarily due to compressed grain handling margins in the first half of 2016. International merchandising results were down driven by poor execution and low market volatility which limited forward merchandising opportunities. Strong origination results in Argentina and the addition of destination marketing in Egypt through the Company’s Medsofts joint venture were partially offset by the absence of a $27 million prior year gain on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interest. Milling and Other results increased 12%. Current period results include additional realized consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012 of $48 million. Transportation operating profit declined due to weak barge demand and lower freight rates.

Corn Processing operating profit increased 25%. Sweeteners and Starches operating profit increased as the business continued to perform well with higher volumes and pricing and improved margins from optimizing flex grind in the Company’s corn wet mills. The integration of the recent Eaststarch C.V. and Morocco acquisitions has progressed smoothly, significantly exceeding the Company's earnings accretion target. Bioproducts profit improved due to higher ethanol margins towards the end of the year, a $59 million gain, including recovery of loss provisions, related to the sale of the Company’s Brazilian sugar ethanol facilities, and the absence of prior year's restructuring and fixed asset impairment charges of $75 million related to the sugar ethanol business.

Oilseeds Processing operating profit decreased 45%. Crushing and Origination operating profit declined driven primarily by lower global soy crush margins which were high last year, lower South American grain origination results caused by smaller soybean and corn crops in the region and year-over-year slower farmer-selling, absence of a $62 million prior year gain related to the sale of the 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, partially offset by strong softseed volumes and margins in North America. Refining, Packaging, Biodiesel, and Other results declined due to the gain of $244 million on the sale of the global cocoa and chocolate businesses in October 2015 and lower earnings in the current year due to the sale of these businesses, partially offset by good demand and improved margins for refined and packaged oils and improved European biodiesel results. Asia results declined due primarily to equity losses of $48 million from the Company’s investment in Wilmar that was recorded in the Company's results in the third quarter of 2016.

Wild Flavors and Specialty Ingredients (WFSI) operating profit increased 2% due to strong results in flavors and systems, polyols, and natural health and nutrition products and a gain of $12 million related to the acquisition of the remaining interest in Amazon Flavors. These increases were partially offset by weaker sales of hydrocolloids and fibers, a short edible beans crop impacting volumes and costs, and operational issues at the specialty commodities unit.

Other - Financial operating profit increased on higher volumes from the Company’s futures commission brokerage business and improved results from its captive insurance operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $882 million in the current year compared to $988 million in the prior year. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $19 million in the current year compared to a credit of $2 million in the prior year. Interest expense - net declined $15 million due principally to lower interest rates on long-term debt and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs increased $24 million due primarily to increased spending on the Company’s ERP program and various strategic business improvement projects. Other charges in the current year included legal settlement costs and legal fees, a software impairment charge, other-than-temporary impairment charges on the Company’s investments in two available for sale equity securities, a loss on the sale of an investment, other asset impairment and restructuring charges, partially offset by a gain related to a U.S. retiree medical benefit plan curtailment. Other charges in the prior year consisted of the $189 million loss on debt extinguishment related to the repurchase of outstanding debt, restructuring charges of $29 million related principally to an international pension plan settlement, and asset impairment and settlement charges of $24 million. The increase in minority interest and other expense is due to a decrease of approximately $70 million in the Company’s share of the results of CIP.

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted EPS and adjusted EBITDA are useful measures of the Company’s performance because they provide investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2016 and 2015.

	2016		2015
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	591		621
Net earnings and reported EPS (fully diluted)	$1,279	$2.16	$1,849	$2.98
Adjustments:
LIFO charge (credit) (net of tax of $7 million in 2016 and $1 million in 2015) (1)	12	0.02	(1)	—
Gain on sale and revaluation of assets (net of tax of $17 million in 2016 and $15 million in 2015) (2)	(92)	(0.15)	(515)	(0.83)
Asset impairment, restructuring, and settlement charges (net of tax of $40 million in 2016 and $37 million in 2015) (2)	77	0.13	230	0.37
Post-retirement benefit curtailment (net of tax of $14 million) (1)	(24)	(0.04)	—	—
Loss on debt extinguishment (net of tax of $71 million) (1)	—	—	118	0.19
Certain discrete tax adjustments	24	0.04	(60)	(0.10)
Adjusted net earnings and EPS	$1,276	$2.16	$1,621	$2.61
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2016 and 2015.

(In millions)	2016	2015	Change
Earnings before income taxes	$1,822	$2,284	$(462)
Interest expense	293	308	(15)
Depreciation and amortization	900	873	27
LIFO	19	(2)	21
Gain on sale and revaluation of assets	(109)	(530)	421
Asset impairment, restructuring, and settlement charges	117	267	(150)
Post-retirement benefit curtailment	(38)	—	(38)
Loss on debt extinguishment	—	189	(189)
Adjusted EBITDA	$3,004	$3,389	$(385)
Agricultural Services
Earnings before income taxes	$602	$714	$(112)
Depreciation and amortization	199	196	3
Gain on sale and revaluation of assets	(43)	(33)	(10)
Asset impairment, restructuring, and settlement charges	14	3	11
Agricultural Services Adjusted EBITDA	772	880	(108)
Corn Processing
Earnings before income taxes	811	648	163
Depreciation and amortization	354	337	17
Gain on sale and revaluation of assets	(59)	(191)	132
Asset impairment, restructuring, and settlement charges	8	136	(128)
Corn Processing Adjusted EBITDA	1,114	930	184
Oilseeds Processing
Earnings before income taxes	871	1,574	(703)
Interest expense	4	3	1
Depreciation and amortization	194	195	(1)
Gain on sale and revaluation of assets	—	(306)	306
Asset impairment, restructuring, and settlement charges	9	66	(57)
Oilseeds Processing Adjusted EBITDA	1,078	1,532	(454)
Wild Flavors and Specialty Ingredients
Earnings before income taxes	286	280	6
Interest expense	—	3	(3)
Depreciation and amortization	90	89	1
Gain on sale and revaluation of assets	(12)	—	(12)
Asset impairment, restructuring, and settlement charges	1	9	(8)
Wild Flavors and Specialty Ingredients Adjusted EBITDA	365	381	(16)
Other - Financial
Earnings before income taxes	134	56	78
Interest expense	3	1	2
Depreciation and amortization	7	7	—
Other - Financial Adjusted EBITDA	144	64	80

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In millions)	2016	2015	Change
Corporate
Earnings before income taxes	(882)	(988)	106
Interest expense	286	301	(15)
Depreciation and amortization	56	49	7
LIFO	19	(2)	21
Loss on sale and revaluation of assets	5	—	5
Asset impairment, restructuring, and settlement charges	85	53	32
Post-retirement benefit curtailment	(38)	—	(38)
Loss on debt extinguishment	—	189	(189)
Corporate Adjusted EBITDA	(469)	(398)	(71)
Total Adjusted EBITDA	$3,004	$3,389	$(385)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Agricultural Services was negatively impacted by the ample global supply of agricultural commodities which limited merchandising opportunities, reduced demand for North American grain exports, and moderated commodity prices throughout the year 2015. The increase in global supply was due to several large harvests which built up world grain stocks to historically high levels. In addition, the U.S. dollar continued to be firm against weakening global currencies, particularly those in major crop growing countries such as Brazil, Argentina, and Ukraine. This resulted in margin pressure and decreased North American export volumes most of 2015, partially offset by higher domestic grain demand. Transportation was also impacted by the decreased North American export volumes as well as lower global freight rates. Demand and prices for sweeteners and starches remained solid while co-product prices weakened. Ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol’s continuing status as a competitive octane enhancer. Despite strong demand, ethanol margins were weak due to record-high levels of U.S. industry production for most 2015, leading to excess inventory. Overall demand for global protein meal and vegetable oil remained strong, especially in North America. South American oilseeds saw significantly higher volumes and margins for grain origination and exports due to the significant depreciation of the Brazilian Real against the U.S. dollar. Lower softseed availability affected seed basis, resulting in lower softseed crushing volumes and weaker margins, particularly in Europe. Biodiesel demand resulting from international biofuel standards continued to support demand for crude and refined vegetable oil, although demand for biodiesel was softer throughout 2015 due to weaker economic conditions in certain countries. The Wild Flavors and Specialty Ingredients business continued to focus on cost synergies and new revenue opportunities amid economic uncertainty in many emerging economies and some softening in demand. Customers’ interest to develop innovative, healthy, and nutritious food products in response to macro trends in diet and demographics remained strong and continued to grow.

Net earnings attributable to controlling interests decreased $0.4 billion to $1.8 billion. Segment operating profit was down 16%, due primarily to weaker ethanol margins and lower volumes and margins of North American grain exports. Corporate results in 2015 include a charge of $189 million related to the repurchase of outstanding debt, in addition to a credit of $2 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a LIFO credit of $245 million in 2014.

Income taxes decreased from $877 million to $438 million due to lower earnings before income taxes and a decreased effective tax rate. The Company’s effective tax rate for 2015 decreased to 19% compared to 28% for 2014 due primarily to low tax rates on significant one-time gains related to portfolio actions, a $70 million favorable impact of discrete items, mainly the release of a $66 million valuation allowance, and changes in the geographic mix of pretax earnings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2015 and 2014 are as follows (in metric tons):

(In thousands)	2015	2014	Change
Oilseeds	33,817	32,208	1,609
Corn	23,126	23,668	(542)
Total	56,943	55,876	1,067
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current and seasonal local supply and demand conditions. Record volumes of oilseeds were processed during 2015, increased from 2014 as a result of the strong demand environment for soybean meal. Processed volumes of corn decreased in response to high ethanol industry production which outpaced demand throughout the year 2015.

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Results prior to January 1, 2016 have been reclassified to conform to the current presentation.

Revenues by segment for the years ended December 31, 2015 and 2014 are as follows:

(In millions)	2015	2014	Change
Agricultural Services
Merchandising and Handling	$25,957	$32,208	$(6,251)
Milling and Other	3,479	3,815	(336)
Transportation	246	265	(19)
Total Agricultural Services	29,682	36,288	(6,606)

Corn Processing
Sweeteners and Starches	3,713	3,767	(54)
Bioproducts	6,282	8,515	(2,233)
Total Corn Processing	9,995	12,282	(2,287)

Oilseeds Processing
Crushing and Origination	15,597	18,542	(2,945)
Refining, Packaging, Biodiesel, and Other	9,364	11,937	(2,573)
Asia	256	454	(198)
Total Oilseeds Processing	25,217	30,933	(5,716)

Wild Flavors and Specialty Ingredients	2,407	1,368	1,039
Total Wild Flavors and Specialty Ingredients	2,407	1,368	1,039

Other - Financial	401	330	71
Total Other	401	330	71
Total	$67,702	$81,201	$(13,499)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cost of products sold decreased $12.8 billion to $63.7 billion due principally to lower average commodity prices, including $5.6 billion from foreign currency translation impacts due to the strength of the U.S. dollar, and lower manufacturing costs. Included in cost of products sold is a credit of $2 million from the effect of decreasing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $245 million in 2014. Manufacturing expenses decreased $291 million to $5.5 billion primarily due to lower fuel prices, partially offset by increased employee benefit costs due to the inclusion of the full year costs for WILD Flavors and SCI.

Gross profit decreased $0.7 billion, or 16%, to $4.0 billion due principally to lower ethanol margins ($0.6 billion) and foreign currency translation impacts ($0.2 billion). The inclusion of the full year results of Wild Flavors and SCI was partially offset by lower credit from the effect of decreasing agricultural commodity prices on LIFO valuation reserves. These factors are explained in the segment operating profit discussion on page 38. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $106 million to $2.0 billion due principally to increased expenses of $219 million related to the inclusion of the full year results of Wild Flavors and SCI in 2015 compared to three-month results in 2014 partially offset by decreased pension expense primarily due to a $98 million one-time pension settlement in 2014.

Asset impairment, exit, and restructuring costs recognized in 2015 of $200 million consisted of long-lived asset impairments of $129 million related to certain Oilseeds Processing facilities, sugar ethanol facilities in Brazil, a facility in the Corn Processing segment, and capitalized software costs and restructuring and exit costs of $71 million related principally to an international pension plan settlement, sugar ethanol facilities in Brazil, and several individually insignificant restructuring and exit costs. Asset impairment, exit, and restructuring costs recognized in 2014 of $105 million consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million, restructuring charges related primarily to the Wild Flavors acquisition and to the integration of a subsidiary following the acquisition of the minority interest of $48 million, other-than-temporary investment writedown of $6 million, and several individually insignificant fixed asset impairments of $35 million.

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

Other income increased $77 million from $273 million to $350 million. Other income in the year ended December 31, 2015 consisted primarily of gain on sales of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Start Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, partially offset by a $189 million loss on debt extinguishment related to the repurchase of outstanding debt in 2015 and loss provisions of $45 million related to sugar ethanol facilities in Brazil. Other income in the year ended December 31, 2014 consisted primarily of gains of $156 million upon the Company’s effective dilution in the Pacificor joint venture and $126 million on the sale of the fertilizer business, partially offset by losses of $102 million on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition.

Operating profit by segment and earnings before income taxes for the year ended December 31, 2015 and 2014 are as follows:

(In millions)	2015	2014	Change
Agricultural Services
Merchandising and Handling	$334	$653	$(319)
Milling and Other	244	203	41
Transportation	136	187	(51)
Total Agricultural Services	714	1,043	(329)

Corn Processing
Sweeteners and Starches	634	433	201
Bioproducts	14	715	(701)
Total Corn Processing	648	1,148	(500)

Oilseeds Processing
Crushing and Origination	842	868	(26)
Refining, Packaging, Biodiesel, and Other	568	405	163
Asia	164	167	(3)
Total Oilseeds Processing	1,574	1,440	134

Wild Flavors and Specialty Ingredients	280	205	75
Total Wild Flavors and Specialty Ingredients	280	205	75

Other - Financial	56	79	(23)
Total Other	56	79	(23)
Total Segment Operating Profit	3,272	3,915	(643)
Corporate	(988)	(785)	(203)
Earnings Before Income Taxes	$2,284	$3,130	$(846)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results are as follows:

(In millions)	2015	2014	Change
LIFO credit (charge)	$2	$245	$(243)
Interest expense - net	(297)	(318)	21
Unallocated corporate costs	(433)	(414)	(19)
Other charges	(242)	(228)	(14)
Minority interest and other	(18)	(70)	52
Total Corporate	$(988)	$(785)	$(203)

Agricultural Services operating profit decreased 32%. Merchandising and Handling results decreased on fewer merchandising opportunities and lower margins due to ample global supplies of grain, reduced U.S. export competitiveness during the second half of 2015 due to the strong U.S. dollar, and a large South American harvest. Also contributing to the decrease were the absence of a 2014 gain of $17 million related to a partial recovery of a loss provision and a 2014 gain of $156 million from the Company’s effective dilution in the Pacificor joint venture, partially offset by a 2015 gain of $27 million on the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interests. Milling and Other results improved due to higher product margins and strong merchandising results. Transportation results declined due to lower freight rates and volumes driven by reduced U.S. export volumes in the second half of 2015.

Corn Processing operating profit decreased 44%. Included in the 2015 operating profit is approximately $13 million of mark-to-market losses related to hedge timing effects compared to $25 million of gains in 2014. Excluding these items, Sweeteners and Starches operating profit increased $213 million due principally to the $185 million gain from the revaluation of the Company’s previously held investment in Eaststarch C.V. in conjunction with the acquisition of the remaining interest in November 2015. Also contributing to the increase were lower raw material costs and good demand relative to supply of products. Excluding hedge timing effects, Bioproducts operating profit declined by $675 million primarily due to lower industry ethanol margins. Strong industry production levels resulted in high industry inventory levels which kept industry margins considerably lower than 2014, despite increased domestic and export demand. Also contributing to the decrease were restructuring and fixed asset impairment charges of $75 million and loss provisions of $45 million related to the sugar ethanol business in Brazil.

Oilseeds Processing operating profit increased 9%. Included in the 2015 operating profit is $45 million of mark-to-market gains related to cocoa hedge timing effects compared to $17 million of losses in 2014. Crushing and Origination operating profit includes a 2015 gain of $62 million related to the sale of assets to the new Barcarena export terminal joint venture in Brazil and a 2014 gain of $126 million related to the sale of the fertilizer business. Excluding these gains, Crushing and Origination operating profit increased $38 million primarily due to strong North American & European soybean crushing volumes and margins through the first half of 2015, driven by strong demand and an ample global bean supply. Starting in the third quarter and continuing in the fourth quarter of 2015, global soybean crush margins declined as the more competitive Argentine meal was anticipated to enter the already well-supplied global markets due to changes in Argentine policies. Softseed margins and volumes were lower, particularly in Europe, resulting from weaker global demand for vegetable oil. Large South American corn and soybean harvests also helped support a significant improvement in South America origination results. Refining, Packaging, Biodiesel, and Other operating profit declined primarily due to lower South American and European results partially offset by improved margins in North American oil refining operations. Excluding hedge timing effects, Cocoa and Other results increased $149 million. The 2015 gain of $244 million on the sale of the global cocoa and chocolate business was partially offset by lower earnings due to the sale of these businesses and lower cocoa press margins and peanut processing results. Asia results declined due principally to long-lived asset and goodwill impairments partially offset by an increase from the Company’s share of its results from its equity investee, Wilmar.

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

Corporate results were a net charge of $988 million in 2015 compared to $785 million in 2014. The effects of changing commodity prices on LIFO inventory valuations resulted in a credit of $2 million in 2015 compared to a credit of $245 million in 2014. Interest expense - net declined due principally to lower interest rates. Unallocated corporate costs increased $19 million due primarily to increased pension expense resulting from the adoption of a new mortality assumption, increased spending on the Company’s ERP program and various strategic business improvement projects, partially offset by lower employee compensation expense. Other charges in 2015 consisted of a $189 million loss on debt extinguishment related to the repurchase of outstanding debt, restructuring charges of $29 million related principally to an international pension plan settlement, and asset impairment and settlement charges of $24 million. Other charges in 2014 consisted of a $102 million loss on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition, costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois of $16 million, restructuring charges related to the Alfred C. Toepfer International integration and other restructuring charges of $15 million, and pension settlement of $98 million. Minority interest and other expense in 2014 consisted primarily of a $56 million loss related to the Company’s equity method investment in CIP.

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS) and adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted EPS and adjusted EBITDA are useful measures of the Company’s performance because they provide investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2015 and 2014.

	2015		2014
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	621		656
Net earnings and reported EPS (fully diluted)	$1,849	$2.98	$2,248	$3.43
Adjustments:
LIFO credit (net of tax of $1 million in 2015 and $93 million in 2014) (1)	(1)	—	(152)	(0.23)
Gain on sale and revaluation of assets (net of tax of $15 million in 2015 and $105 million in 2014) (2)	(515)	(0.83)	(186)	(0.29)
Charges related to Wild Flavors (net of tax of $51 million) (1)	—	—	84	0.13
Asset impairment, restructuring, and settlement charges (net of tax of $37 million in 2015 and $62 million in 2014) (2)	230	0.37	107	0.16
Loss on debt extinguishment (net of tax of $71 million) (1)	118	0.19	—	—
Certain discrete tax adjustments	(60)	(0.10)	15	0.03
Total adjustments	(228)	(0.37)	(132)	(0.20)
Adjusted net earnings and EPS	$1,621	$2.61	$2,116	$3.23
(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2015 and 2014.

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

Cash provided by operating activities was $1.5 billion for 2016 compared to $2.5 billion in 2015. Working capital changes decreased cash by $0.6 billion in the current year compared to providing cash of $0.2 billion in the prior year. Trade receivables increased $0.2 billion due principally to lower receivables sold under the accounts receivable securitization programs. Inventories increased approximately $0.7 billion at December 31, 2016 compared to December 31, 2015 due to higher inventory quantities and higher prices. The Company made a $0.2 billion voluntary contribution to the U.S. pension plans in 2015 and 2016. Cash used in investing activities was $1.2 billion this year compared to $21 million last year. Capital expenditures and net assets of businesses acquired were $1.0 billion this year compared to $1.6 billion last year. Proceeds from the sale of businesses and assets were $0.2 billion this year compared to $1.8 billion last year. Sales of marketable securities, net of purchases, were $0.3 billion this year compared to $35 million last year. Investments in and advances to affiliates include additional investments in Wilmar of $0.6 billion for the year compared to $0.1 billion last year. Cash used in financing activities was $0.6 billion this year compared to $2.6 billion last year. Long-term debt borrowings in the current year related to the $1.0 billion of new notes issued on August 11, 2016 compared to $1.2 billion in the prior year which related to the €1.1 billion ($1.2 billion) of notes issued on June 24, 2015. Long-term debt payments in the prior year included the purchase of $935 million aggregate principal amount of certain of the Company’s outstanding debentures for $1.1 billion pursuant to the cash tender offers and debt redemption. Treasury stock purchases were $1.0 billion in the current year compared to $2.0 billion in last year.

At December 31, 2016, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $5.8 billion of readily marketable commodity inventories.  At December 31, 2016, the Company’s capital resources included shareholders’ equity of $17.2 billion and lines of credit totaling $6.9 billion, of which $5.8 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 27% at December 31, 2016 and 24% at December 31, 2015.  The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 26% at December 31, 2016 and 20% at December 31, 2015.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2016.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2016, the Company had $0.6 billion of cash and cash equivalents, $0.3 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.5 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs ( the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2016, the Company utilized $1.0 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. The Company has acquired approximately 68.7 million shares under this program as of December 31, 2016.

The Company expects capital expenditures of $1.3 billion during 2017. In 2017, the Company expects additional cash outlays of approximately $0.7 billion in dividends and $1.0 billion to $1.5 billion in share repurchases, subject to strategic capital requirements.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2016.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $55 million as of December 31, 2016 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual	Note		Less than	1 - 3	3 - 5	More than
Obligations	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$9,335	$9,196	$136	$3	$—
Energy		529	246	194	89	—
Other		699	465	178	7	49
Total purchases		10,563	9,907	508	99	49
Short-term debt		154	154	—	—	—
Long-term debt	Note 10	6,777	273	1,116	689	4,699
Estimated interest payments		4,704	291	508	477	3,428
Operating leases	Note 14	843	220	291	145	187
Estimated pension and other postretirement plan contributions (1)	Note 15	148	43	24	24	57
Total		$23,189	$10,888	$2,447	$1,434	$8,420

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1) Includes pension contributions of $30 million for fiscal 2017.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2017.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2016, the Company estimates it will spend approximately $1.5 billion through fiscal year 2021 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $1.1 billion at December 31, 2016 which are not included in the table above.

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

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

Since March 2012, the Company has had an accounts receivable securitization program with certain commercial paper conduit purchasers and committed purchasers. In March 2014, the Company entered into a second accounts receivable securitization program with certain commercial paper conduit purchasers and committed purchasers. See Note 19 of Item 8 for more information about these programs.

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and trucking assets for periods ranging from 5 to 7 years. As of December 31, 2016, outstanding lease balances, including the value of the underlying assets of $170 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $5 million of rent expense pertaining to synthetic lease payments for each of the years ended December 31, 2016, 2015, and 2014.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2016 are valued at estimated fair values, including $4.4 billion of merchandisable agricultural commodity inventories, $0.6 billion of derivative assets, $0.7 billion of derivative liabilities, and $0.5 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.5 billion of assets and $0.2 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

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

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2016, the Company decreased valuation allowances by approximately $86 million primarily related to the divestiture of an impaired entity. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $9.3 billion at December 31, 2016, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  If the Company were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, the Company could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2016, 2015, and 2014, impairment charges for property, plant, and equipment were $17 million, $108 million, and $35 million, respectively (see Note 18 in Item 8 for additional information).

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded an impairment charge for goodwill and intangibles of $11 million and $21 million during the years ended December 31, 2016 and 2015, respectively (see Note 18 in Item 8 for more information). There were no impairment charges recorded for goodwill and indefinite-lived intangible assets during the year ended December 31, 2014. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2016 and 2015 together with the market risk from a hypothetical 10% adverse price change is as follows:

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2016		December 31, 2015
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$876	$88	$(49)	$(5)
Lowest position	(529)	(53)	(1,851)	(185)
Average position	27	3	(715)	(72)

The change in fair value of the average position was principally the result of a decrease in average quantities underlying the weekly commodity position.

Currencies

The Company has consolidated subsidiaries in 76 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland and Brazil where the Euro and U.S. dollar are the functional currencies, respectively.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts permanently invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers permanently invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $7.3 billion and $8.0 billion at December 31, 2016 and 2015, respectively.  The decrease is due to the depreciation of foreign currencies versus the U.S. dollar of $0.4 billion and the decrease in retained earnings of the foreign subsidiaries and affiliates of $0.3 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $728 million and $809 million for December 31, 2016 and 2015, respectively.  Actual results may differ.

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

	December 31, 2016	December 31, 2015
	(In millions)
Fair value of long-term debt	$7,494	$6,718
Excess of fair value over carrying value	990	938
Market risk	317	307

The fair value of long-term debt increased primarily due to the $1.0 billion new debt issued on August 11, 2016.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2016	2015	2014

Revenues	$62,346	$67,702	$81,201
Cost of products sold	58,662	63,682	76,433
Gross Profit	3,684	4,020	4,768

Selling, general and administrative expenses	2,045	2,039	1,933
Asset impairment, exit, and restructuring costs	55	200	105
Interest expense	293	308	337
Equity in earnings of unconsolidated affiliates	(292)	(390)	(372)
Interest income	(92)	(71)	(92)
Other (income) expense - net	(147)	(350)	(273)
Earnings Before Income Taxes	1,822	2,284	3,130

Income taxes	534	438	877
Net Earnings Including Noncontrolling Interests	1,288	1,846	2,253

Less: Net earnings (losses) attributable to noncontrolling interests	9	(3)	5

Net Earnings Attributable to Controlling Interests	$1,279	$1,849	$2,248

Average number of shares outstanding – basic	588	618	653

Average number of shares outstanding – diluted	591	621	656

Basic earnings per common share	$2.18	$2.99	$3.44

Diluted earnings per common share	$2.16	$2.98	$3.43

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2016	2015	2014

Net earnings including noncontrolling interests	$1,288	$1,846	$2,253
Other comprehensive income (loss):
Foreign currency translation adjustment	(467)	(962)	(954)
Tax effect	(10)	(11)	30
Net of tax amount	(477)	(973)	(924)

Pension and other postretirement benefit liabilities adjustment	(1)	154	(464)
Tax effect	3	(47)	164
Net of tax amount	2	107	(300)

Deferred gain (loss) on hedging activities	33	(99)	68
Tax effect	(12)	37	(26)
Net of tax effect	21	(62)	42

Unrealized gain (loss) on investments	3	20	(5)
Tax effect	(2)	2	2
Net of tax effect	1	22	(3)
Other comprehensive income (loss)	(453)	(906)	(1,185)
Comprehensive income (loss)	835	940	1,068

Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(4)	4

Comprehensive income (loss) attributable to controlling interests	$827	$944	$1,064

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$619	$910
Short-term marketable securities	296	438
Segregated cash and investments	5,011	5,214
Trade receivables	1,905	1,738
Inventories	8,831	8,243
Other current assets	4,383	5,286
Total Current Assets	21,045	21,829
Investments and Other Assets
Investments in and advances to affiliates	4,497	3,901
Long-term marketable securities	187	439
Goodwill and other intangible assets	3,703	3,688
Other assets	579	447
Total Investments and Other Assets	8,966	8,475
Property, Plant, and Equipment
Land	445	454
Buildings	4,679	4,715
Machinery and equipment	17,160	17,159
Construction in progress	1,213	946
	23,497	23,274
Accumulated depreciation	(13,739)	(13,421)
Net Property, Plant, and Equipment	9,758	9,853
Total Assets	$39,769	$40,157
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$154	$86
Trade payables	3,606	3,474
Payables to brokerage customers	5,158	5,820
Accrued expenses and other payables	3,982	4,113
Current maturities of long-term debt	273	12
Total Current Liabilities	13,173	13,505
Long-Term Liabilities
Long-term debt	6,504	5,779
Deferred income taxes	1,669	1,563
Other	1,218	1,395
Total Long-Term Liabilities	9,391	8,737

Temporary Equity - Redeemable noncontrolling interest	24	—

Shareholders’ Equity
Common stock	2,327	3,180
Reinvested earnings	17,444	16,865
Accumulated other comprehensive income (loss)	(2,598)	(2,146)
Noncontrolling interests	8	16
Total Shareholders’ Equity	17,181	17,915
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,769	$40,157

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2016	2015	2014
Operating Activities
Net earnings including noncontrolling interests	$1,288	$1,846	$2,253
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation and amortization	900	882	894
Asset impairment charges	34	129	41
Deferred income taxes	56	(7)	(59)
Equity in earnings of affiliates, net of dividends	(61)	(50)	(215)
Stock compensation expense	74	79	55
Pension and postretirement accruals (contributions), net	(135)	(112)	13
Loss on debt extinguishment	—	189	—
Gain on sale and revaluation of assets	(130)	(572)	(351)
Other – net	34	(152)	71
Changes in operating assets and liabilities
Segregated cash and investments	262	(314)	(954)
Trade receivables	(160)	913	425
Inventories	(654)	872	1,274
Other current assets	(176)	460	220
Trade payables	161	(774)	(94)
Payables to brokerage customers	87	24	1,167
Accrued expenses and other payables	(105)	(943)	203
Total Operating Activities	1,475	2,470	4,943

Investing Activities
Purchases of property, plant, and equipment	(882)	(1,125)	(894)
Net assets of businesses acquired	(130)	(479)	(2,758)
Proceeds from sale of business and assets	195	1,765	414
Cash divested from deconsolidation	—	—	(12)
Investments in and advances to affiliates	(662)	(226)	(184)
Purchases of marketable securities	(1,401)	(1,084)	(1,344)
Proceeds from sales of marketable securities	1,659	1,119	1,239
Other – net	10	9	132
Total Investing Activities	(1,211)	(21)	(3,407)

Financing Activities
Long-term debt borrowings	1,041	1,252	1
Long-term debt payments	(14)	(994)	(1,251)
Net borrowings (payments) under lines of credit agreements	61	(18)	(458)
Debt repurchase premium and costs	—	(189)	—
Purchases of treasury stock	(1,000)	(2,040)	(1,183)
Cash dividends	(701)	(687)	(624)
Other – net	34	27	(62)
Total Financing Activities	(579)	(2,649)	(3,577)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(315)	(200)	(2,041)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	1,003	1,203	3,244
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$688	$1,003	$1,203

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$619	$910	$1,099
Restricted cash and restricted cash equivalents included in segregated cash and investments	69	93	104
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$688	$1,003	$1,203

Cash paid for interest and income taxes were as follows:
Interest	$283	$334	$338
Income taxes	398	602	720
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)
Balance, December 31, 2013	659	6,136	14,077	(57)	38	20,194
Comprehensive income
Net earnings			2,248		5
Other comprehensive income				(1,184)	(1)
Total comprehensive income						1,068
Cash dividends paid-$0.96 per share			(624)			(624)
Treasury stock purchases	(25)	(1,183)				(1,183)
Stock compensation expense		55				55
Acquisition of noncontrolling interests		(12)				(12)
Noncontrolling interests from business combinations					19	19
Other	3	119			(6)	113
Balance, December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			1,849		(3)
Other comprehensive income				(905)	(1)
Total comprehensive income						940
Cash dividends paid-$1.12 per share			(687)			(687)
Treasury stock purchases	(43)	(2,040)				(2,040)
Stock compensation expense	1	79				79
Other	—	26	2		(35)	(7)
Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915
Comprehensive income
Net earnings			1,279		9
Other comprehensive income (loss)				(452)	(1)
Total comprehensive income						835
Cash dividends paid-$1.20 per share			(701)			(701)
Treasury stock purchases	(25)	(1,000)				(1,000)
Stock compensation expense	1	74				74
Other	2	73	1		(16)	58
Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181

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

Reclassification

The Company classified $71 million of intangible amortization in selling, general, and administrative expenses in the year ended December 31, 2016. Prior period amounts of $29 million and $26 million in the years ended December 31, 2015 and 2014, respectively, have been reclassified from other (income) expense - net in the consolidated statements of earnings and in Note 12 to conform to the current presentation.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Segregated Cash and Investments

The Company segregates certain cash and investment balances in accordance with regulatory requirements, commodity exchange requirements, insurance arrangements, and lending arrangements.  These segregated balances represent deposits received from customers of the Company’s registered futures commission merchant, securities pledged to commodity exchange clearinghouses, and cash and securities pledged as security under certain insurance or lending arrangements.  Segregated cash also includes restricted cash held as collateral for various insurance programs of the Company's captive insurance business. Segregated cash and investments primarily consist of cash, United States government securities, and money-market funds.

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $72 million and $70 million at December 31, 2016 and 2015, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

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

Accounts receivable due from unconsolidated affiliates as of December 31, 2016 and 2015 was $232 million and $35 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or market.

The following table sets forth the Company’s inventories as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(In millions)
LIFO inventories
FIFO value	$1,390	$1,077
LIFO valuation reserve	(75)	(56)
LIFO inventories carrying value	1,315	1,021
FIFO inventories	2,705	2,756
Market inventories	4,424	4,066
Supplies and other inventories	387	400
Total inventories	$8,831	$8,243

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $20 million, $11 million, and $18 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges for goodwill and intangibles totaling $11 million related to computer software and $21 million related to computer software, certain of the Company’s international Oilseeds Processing facilities, and a facility in its Corn Processing segment during the years ended December 31, 2016 and 2015, respectively. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2014.

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions (a Level 3 measurement under applicable accounting standards). During the years ended December 31, 2016, 2015, and 2014, impairment charges were $17 million, $108 million, and $35 million, respectively (see Note 18 for additional information).

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

Net sales to unconsolidated affiliates during the years ended December 31, 2016, 2015, and 2014 were $4.2 billion, $5.0 billion, and $5.8 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $123 million, $122 million, and $79 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective October 1, 2016, the Company adopted the amended guidance of ASC 230, Statement of Cash Flows (Topic 230), which is intended to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amended guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows and a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet either on the face of the statement of cash flows or in the notes to the financial statements. The amendments also provide guidance on the application of the predominance principle and the presentation and classification of debt prepayments or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. The adoption of the amended guidance pertaining to restricted cash and restricted cash equivalents resulted in expanded disclosures, a decrease of $11 million and $19 million in total cash provided by operating activities for the years ended December 31, 2015 and 2014, respectively, an increase of $93 million and $104 million in the ending balances in cash, cash equivalents, restricted cash, and restricted cash equivalents as of December 31, 2015 and 2014, respectively, and a change in the cash flow presentation. The adoption of the other amendments did not have a significant impact on the Company's consolidated statement of cash flows.

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

Effective January 1, 2017, the Company will be required to adopt the amended guidance of ASC Topic 810, Consolidation, which affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. The amended guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company will be required to adopt the amended guidance using a retrospective transition approach to all periods presented. The Company does not expect the adoption of this amended guidance to result in the deconsolidation of any of its variable interest entities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. The Company utilized surveys to gather information and identify areas of its business where potential differences could result in applying the requirements of the new standard to its revenue contracts. The results of the surveys indicate potential differences in the area of control transfer. Initial impact assessment also indicates that the majority of the Company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. Many of the Company's sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. The Company is scheduled to conduct workshops to gather more information about the nature, magnitude, and frequency of the underlying transactions that drove the survey responses resulting in the identification of potential issues. These workshops are expected to be completed by the end of first quarter of 2017. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements by mid 2017.

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer, other than inventory, when the transfer occurs.  Under current accounting rules, entities are prohibited from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  The amended guidance does not change the accounting for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory.  The Company will be required to adopt the amended guidance on a modified retrospective approach basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  Early adoption is permitted as of the beginning of an annual period. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company's financial results.

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

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition.

Fiscal Year 2016 acquisitions

During the year ended December 31, 2016, the Company acquired a 90% interest in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients; a 50% interest in Cairo-based Medsofts Group, a joint venture that owns and manages merchandising and supply chain operations; Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas; and a Casablanca, Morocco-based corn wet mill that produces glucose and native starch for an aggregate cost of $141 million in cash. The aggregate purchase price of these acquisitions, net of cash acquired of $11 million, was preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, other long-term assets, other long-term liabilities, and redeemable noncontrolling interest for $15 million, $23 million, $72 million, $41 million, $34 million, $17 million, and $38 million, respectively.

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

The 2016 finalization of the purchase price allocation related to the acquisition of Eaststarch C.V. resulted in increases in goodwill and other intangibles of $38 million and $4 million, respectively, with a corresponding decrease in other long-term liabilities. The finalization of the purchase price allocations related to the other acquisitions did not result in material adjustments in 2016.

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

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015.

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,102	$1,322	$4,424
Unrealized derivative gains:
Commodity contracts	—	371	140	511
Foreign exchange contracts	—	102	—	102
Interest rate contracts	—	11	—	11
Cash equivalents	286	—	—	286
Marketable securities	408	69	—	477
Segregated investments	1,613	—	—	1,613
Deferred consideration	—	540	—	540
Total Assets	$2,307	$4,195	$1,462	$7,964
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$419	$142	$561
Foreign exchange contracts	—	90	—	90
Inventory-related payables	—	491	30	521
Total Liabilities	$—	$1,000	$172	$1,172

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

Derivative contracts include exchange-traded commodity futures and option contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense–net.  The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents a note receivable from the purchasers under the Programs.  This amount is reflected in other current assets on the consolidated balance sheet (see Notes 6 and 19).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the program which have historically been insignificant.

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015.

	Level 3 Fair Value Assets Measurements at December 31, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2015	$1,004	$243	$1,247
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	44	192	236
Purchases	9,900	—	9,900
Sales	(9,567)	—	(9,567)
Settlements	—	(420)	(420)
Transfers into Level 3	70	168	238
Transfers out of Level 3	(129)	(43)	(172)
Ending balance, December 31, 2016	$1,322	$140	$1,462

(1) Includes gains of $138 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Liabilities Measurements at December 31, 2016
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2015	$16	$113	$129
Total increase (decrease) in net realized/unrealized losses included in cost of products sold(1)	13	566	579
Purchases	16	—	16
Sales	(15)	—	(15)
Settlements	—	(476)	(476)
Transfers into Level 3	—	158	158
Transfers out of Level 3	—	(219)	(219)
Ending balance, December 31, 2016	$30	$142	$172

(1) Includes losses of $578 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2016.

	Fair Value Assets Measurements at December 31, 2015
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2014	$1,491	$203	$1,694
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	(320)	265	(55)
Purchases	10,459	—	10,459
Sales	(10,534)	—	(10,534)
Settlements	—	(378)	(378)
Transfers into Level 3	146	195	341
Transfers out of Level 3	(238)	(42)	(280)
Ending balance, December 31, 2015	$1,004	$243	$1,247

(1) Includes gains of $297 million that are attributable to the change in unrealized gains relating to Level 3 assets still held at December 31, 2015.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Liabilities Measurements at December 31, 2015
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2014	$40	$212	$252
Total increase (decrease) in net realized/unrealized losses included in cost of products sold(1)	(10)	315	305
Purchases	17	—	17
Sales	(31)	—	(31)
Settlements	—	(566)	(566)
Transfers into Level 3	—	177	177
Transfers out of Level 3	—	(25)	(25)
Ending balance, December 31, 2015	$16	$113	$129
(1) Includes losses of $328 million that are attributable to the change in unrealized losses relating to Level 3 liabilities still held at December 31, 2015.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2016 and 2015.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component is a weighted average 16.5% of the total price for assets and 67.1% for liabilities.

	Weighted Average % of Total Price
	December 31, 2016		December 31, 2015
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories
Basis	16.5%	67.1%	10.0%	53.5%
Transportation cost	8.3%	—%	1.8%	—%
Commodity Derivative Contracts
Basis	16.9%	27.0%	17.7%	17.9%
Transportation cost	11.6%	13.4%	6.6%	10.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$102	$90	$93	$186
Commodity Contracts	511	561	646	419
Total	$613	$651	$739	$605

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2016, 2015, and 2014.

	Year Ended
(In millions)	December 31
	2016	2015	2014
Foreign Currency Contracts
Revenues	$(35)	$16	$(1)
Cost of products sold	291	(185)	131
Other income (expense) - net	(225)	8	(171)
Commodity Contracts
Cost of products sold	(383)	777	(263)
Total gain (loss) recognized in earnings	$(352)	$616	$(304)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2016 and 2015, the Company had certain derivatives designated as cash flow hedges and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At December 31, 2016, the Company had $11 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues, cost of products sold, interest expense or other (income) expense – net, as applicable.  As of December 31, 2016, the Company had $10 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $10 million of losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 17% and 62% of its monthly anticipated grind.  At December 31, 2016, the Company had designated hedges representing between 15% to 39% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 0 and 66 million gallons of ethanol sales per month under these programs.  At December 31, 2016, the Company had designated hedges representing between 0 to 21 million gallons of ethanol sales per month over the next 12 months.

The following tables set forth the fair value of derivatives designated as hedging instruments as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$11	$—	$19	$—
Total	$11	$—	$19	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2016, 2015, and 2014, respectively.

		Year Ended
	Consolidated Statement of	December 31
(In millions)	Earnings Locations	2016	2015	2014

Effective amounts recognized in earnings
FX Contracts	Other income/expense -net	$(18)	$29	$5
Interest Contracts	Interest expense	(2)	1	1
Commodity Contracts	Cost of products sold	(82)	(25)	(124)
	Revenues	(35)	41	(69)

Ineffective amount recognized in earnings
Interest contracts	Other income/expense -net	—	1	—
Commodity contracts	Cost of products sold	6	(12)	(4)
	Revenues	(5)	6	(34)
Total amount recognized in earnings		$(136)	$41	$(225)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”) (see Note 10 for more information about the Notes). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of December 31, 2016, the Company had $40 million of after-tax gains in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities

The following table sets forth items in short-term and long-term investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2016
United States government obligations
Maturity less than 1 year	$287	$—	$—	$287
Maturity 1 to 5 years	121	—	(1)	120
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	8	—	—	8
Equity securities
Available-for-sale	1	—	—	1
	$484	$—	$(1)	$483

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2015
United States government obligations
Maturity less than 1 year	$256	$—	$—	$256
Maturity 1 to 5 years	116	—	—	116
Corporate debt securities
Maturity 1 to 5 years	26	—	—	26
Other debt securities
Maturity less than 1 year	182	—	—	182
Maturity 1 to 5 years	3	—	—	3
Equity securities
Available-for-sale	296	4	(6)	294
	$879	$4	$(6)	$877

The $1 million in unrealized losses at December 31, 2016 arose within the last 12 months and is related to the Company’s investment in one available-for-sale debt security with a fair value of $42 million. The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that it will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016. For information on other-than temporary impairment charges, see Note 18.

In December 2016, the Company sold its 19.8% ownership interest in GrainCorp for A$387 million (US$288 million). This investment was classified as an available-for-sale equity security in the December 31, 2015 table above.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2016	December 31, 2015
	(In millions)
Unrealized gains on derivative contracts	$624	$758
Deferred receivables consideration	540	513
Customer omnibus receivable	521	1,148
Financing receivables - net (1)	373	352
Insurance premiums receivable	648	584
Prepaid expenses	268	406
Tax receivables	480	550
Non-trade receivables (2)	478	288
Other current assets	451	687
	$4,383	$5,286

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million and $8 million at December 31, 2016 and 2015, respectively. Interest earned on financing receivables of $22 million, $23 million, and $23 million for the years ended December 31, 2016, 2015, and 2014, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $223 million and $272 million of reinsurance recoverables as of December 31, 2016 and 2015, respectively.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2016	December 31, 2015
	(In millions)
Unrealized losses on derivative contracts	$651	$605
Reinsurance premiums payable	479	425
Insurance claims payable	373	459
Deferred income	1,065	1,152
Other accruals and payables	1,414	1,472
	$3,982	$4,113

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 23.2% and 19.0% share ownership in Wilmar as of December 31, 2016 and 2015, respectively.  The Company had 59 and 58 unconsolidated domestic and foreign affiliates as of December 31, 2016 and 2015, respectively.  The following table summarizes the combined balance sheets as of December 31, 2016 and 2015, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2016, 2015, and 2014.

	December 31
(In millions)	2016	2015
Current assets	$25,145	$25,475
Non-current assets	21,347	21,077
Current liabilities	(20,587)	(20,362)
Non-current liabilities	(5,830)	(8,449)
Noncontrolling interests	(943)	(947)
Net assets	$19,132	$16,794

	Year Ended
	December 31
(In millions)	2016	2015	2014

Net Sales	$45,296	$47,980	$50,591
Gross profit	4,375	4,530	4,558
Net income	1,119	1,428	1,561

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2016, is $1.9 billion.  The Company has a direct investment in a foreign equity method investee with a carrying value of $3.2 billion as of December 31, 2016, and a market value of $3.6 billion based on active market quoted prices converted to U.S. dollars at applicable exchange rates at December 31, 2016.

The Company provides credit facilities totaling $90 million to four unconsolidated affiliates.  Three facilities that are due on demand and bear interest between 3.25% and 3.75% have a total outstanding balance of $32 million. The other one facility has no outstanding balance as of December 31, 2016.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2016	December 31, 2015
	(In millions)
Agricultural Services	$63	$48
Corn Processing	260	225
Oilseeds Processing	92	94
Wild Flavors and Specialty Ingredients	1,822	1,808
Other	9	10
Total	$2,246	$2,185

The changes in goodwill during the year ended December 31, 2016 are primarily related to acquisitions and purchase price allocation adjustments as discussed in Note 2 partially offset by foreign currency translation adjustments of $41 million.

The following table sets forth the other intangible assets:

		December 31, 2016			December 31, 2015
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$218	$—	$218	$227	$—	$227
Other		1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	20	25	(8)	17	25	(6)	19
Customer lists	3 to 20	793	(128)	665	826	(83)	743
Patents	15 to 20	44	(31)	13	44	(30)	14
Computer software	2 to 8	298	(199)	99	230	(128)	102
Land rights	2 to 50	132	(12)	120	137	(8)	129
Recipes and other	3 to 15	467	(143)	324	459	(191)	268

Total		$1,978	$(521)	$1,457	$1,949	$(446)	$1,503

The changes in the gross carrying amounts of other intangible assets during the year ended December 31, 2016 are primarily related to acquisitions and purchase price allocation adjustments as discussed in Note 2 and reclassifications, partially offset by an impairment as discussed in Note 18 and foreign currency translation adjustments of $40 million.
Aggregate amortization expense was $113 million, $75 million, and $27 million for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated future aggregate amortization expense for the next five years are $106 million, $99 million, $96 million, $93 million, and $85 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2016	December 31, 2015
	(In millions)
2.5% Notes $1 billion, due in 2026	$991	$—

1.75% Notes €600 million, due in 2023	627	644

5.45% Notes $562 million face amount, due in 2018	560	561

Floating Rate Notes €500 million, due in 2019	526	541

4.479% Debentures $516 million face amount, due in 2021	510	516

5.375% Debentures $470 million face amount, due in 2035	459	459

5.765% Debentures $378 million face amount, due in 2041	378	378

5.935% Debentures $383 million face amount, due in 2032	378	377

4.016% Debentures $570 million face amount, due in 2043	380	377

4.535% Debentures $528 million face amount due in 2042	377	374

8.375% Debentures $261 million face amount, due in 2017	260	260

7.0% Debentures $164 million face amount, due in 2031	163	163

6.625% Debentures $160 million face amount, due in 2029	159	159

6.95% Debentures $159 million face amount, due in 2097	155	155

7.5% Debentures $150 million face amount, due in 2027	149	149

6.45% Debentures $127 million face amount, due in 2038	125	125

6.75% Debentures $118 million face amount, due in 2027	117	117

Other	463	436
Total long-term debt including current maturities	6,777	5,791
Current maturities	(273)	(12)
Total long-term debt	$6,504	$5,779

On August 11, 2016, the Company issued $1.0 billion aggregate principal amount of 2.5% Notes due in 2026. Proceeds before expenses were $993 million.

On June 24, 2015, the Company issued €500 million ($563 million) aggregate principal amount of Floating Rate Notes due in 2019 and €600 million ($675 million) aggregate principal amount of 1.75% Notes due in 2023. Proceeds before expenses were €499 million ($562 million) and €594 million ($669 million) from the Floating Rate Notes and the 1.75% Notes, respectively. At December 31, 2016, the Company designated €1.1 billion of these Notes as a hedge of its net investment in a foreign subsidiary.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

The debt issuance and the debt repurchase transactions in 2015 as discussed above resulted in a net increase in long-term debt of $0.3 billion.

Discount amortization expense, net of premium amortization, of $9 million, $8 million, and $11 million for the years ended December 31, 2016, 2015, and 2014, respectively, were included in interest expense related to the Company’s long-term debt.

At December 31, 2016, the fair value of the Company’s long-term debt exceeded the carrying value by $1.0 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2016, are $273 million, $574 million, $542 million, $12 million, and $677 million, respectively.

At December 31, 2016, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $6.9 billion, of which $5.8 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2016 and 2015, were 5.66% and 5.50%, respectively.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was no commercial paper outstanding at December 31, 2016.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2016.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2016 and 2015, totaling $1.1 billion and $0.8 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2016, the Company utilized $1.0 billion of its facility under the Programs (see Note 19 for more information on the Programs).

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

	Year Ended December 31
	2016	2015	2014
Dividend yield	3%	2%	2%
Risk-free interest rate	1%	2%	2%
Stock volatility	25%	28%	37%
Average expected life (years)	6	6	6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of option activity during 2016 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2015	11,653	$32.52
Granted	2,336	33.18
Exercised	(2,031)	30.37
Forfeited or expired	(35)	28.89
Shares under option at December 31, 2016	11,923	$33.03

Exercisable at December 31, 2016	6,784	$29.92

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2016, is 6 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016, is $149 million and $106 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2016, 2015, and 2014, were $5.67, $10.29, and $12.80, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2016, 2015, and 2014, were $28 million, $20 million, and $66 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2016, 2015, and 2014, were $62 million, $28 million, and $93 million, respectively.

At December 31, 2016, there was $19 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next four years are $7 million, $6 million, $4 million, and $2 million, respectively.

The Company’s 2002 and 2009 Incentive Compensation Plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2002 and 2009 Incentive Compensation Plans also provide for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future performance criteria based on the Company’s adjusted return on invested capital compared to the weighted average cost of capital.  During the years ended December 31, 2016, 2015, and 2014, 1.8 million, 1.8 million, and 1.4 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2016, there were 9.9 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date.  The weighted-average grant-date fair values of awards granted during the years ended December 31, 2016, 2015, and 2014 were $33.31, $46.73, and $40.78, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2016 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2015	4,020	$40.99
Granted	1,818	33.31
Vested	(1,010)	31.89
Forfeited	(175)	39.00
Non-vested at December 31, 2016	4,653	$40.03

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

At December 31, 2016, there was $53 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $33 million, $18 million, and $2 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2016 was $32 million.

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

Total compensation expense for option grants, Restricted Stock Awards and PSUs recognized during the years ended December 31, 2016, 2015, and 2014 was $72 million, $70 million, and $55 million, respectively.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2016	2015	2014

Gains on sales and revaluation of assets	$(130)	$(572)	$(351)
Loss on debt extinguishment	—	189	—
Loss on derivatives	—	—	102
Other – net	(17)	33	(24)
	$(147)	$(350)	$(273)

Individually significant items included in the table above are:

Gains on sales of assets and revaluation of assets for the year ended December 31, 2016 include realized additional consideration of $48 million related to the sale of the Company’s equity investment in Gruma S.A.B de C.V., a $59 million gain, including recovery of loss provisions, related to the sale of the Company’s Brazilian sugar ethanol facilities, a gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors of $12 million, partially offset by a $10 million loss on sale of other individually immaterial assets. Gains on sales and revaluation of assets for the year ended December 31, 2015 includes a gain of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc. Gains on sales and revaluation of assets for the year ended December 31, 2014 includes a gain of $156 million upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) resulting from the contribution of additional assets by another member in exchange for new equity units and a gain of $126 million on the sale of the fertilizer business.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)

Realized gains and losses on sales of available-for-sale marketable securities were immaterial for all periods presented. Impairment losses on securities of $6 million for the years ended December 31, 2016 and 2014 were classified as asset impairment, exit, and restructuring charges in the consolidated statements of earnings (see Note 18 for more information). There were no impairment losses on securities for the year ended December 31, 2015.

Other - net for the year ended December 31, 2015 includes $45 million of loss provisions related to the Company’s Brazilian sugar ethanol facilities.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2016	2015	2014

United States	$1,215	$1,155	$2,224
Foreign	607	1,129	906
	$1,822	$2,284	$3,130

Significant components of income taxes are as follows:

	Year Ended
(In millions)	December 31
	2016	2015	2014

Current
Federal	$327	$270	$641
State	5	17	57
Foreign	146	158	235
Deferred
Federal	18	17	(29)
State	28	9	28
Foreign	10	(33)	(55)
	$534	$438	$877

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2016	December 31, 2015
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,612	$1,651
Equity in earnings of affiliates	361	306
Debt exchange	132	133
Inventories	41	18
Other	105	109
	$2,251	$2,217
Deferred tax assets
Pension and postretirement benefits	$307	$374
Stock compensation	81	70
Foreign tax credit carryforwards	95	90
Foreign tax loss carryforwards	278	301
Capital loss carryforwards	57	22
State tax attributes	62	62
Unrealized foreign currency losses	58	71
Reserves and other accruals	—	26
Other	18	125
Gross deferred tax assets	956	1,141
Valuation allowances	(216)	(302)
Net deferred tax assets	$740	$839

Net deferred tax liabilities	$1,511	$1,378

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$158	$185
Noncurrent liabilities	(1,472)	(1,394)
Noncurrent liabilities (foreign)	(197)	(169)
	$(1,511)	$(1,378)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2016	2015	2014

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	0.8	2.1
Foreign earnings taxed at rates other than the U.S. statutory rate	(4.4)	(9.9)	(4.8)
Foreign currency effects/remeasurement	2.2	(1.8)	0.1
Income tax adjustment to filed returns	0.8	1.9	(2.5)
Tax benefit on U.S. biodiesel credits	(3.3)	(1.6)	(1.1)
Tax benefit on U.S. qualified production activity deduction	(1.4)	(1.8)	(1.8)
Valuation allowances	0.6	(3.1)	—
Other	(1.6)	(0.3)	1.0
Effective income tax rate	29.3%	19.2%	28.0%

The reduction from the federal statutory rate related to foreign earnings taxed at lower rates resulted mostly from the Company’s foreign operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and were generated from these jurisdictions, were 47%, 51%, and 47% of its foreign earnings before taxes in fiscal years 2016, 2015, and 2014, respectively.
The Company had $278 million and $301 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2016 and 2015, respectively.  As of December 31, 2016, approximately $200 million of these assets have no expiration date, and the remaining $78 million expire at various times through fiscal 2035.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $126 million and $127 million against these tax assets at December 31, 2016 and 2015, respectively, due to the uncertainty of their realization.

The Company had $57 million and $22 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2016 and 2015, respectively.  The Company has recorded a valuation allowance of $41 million and $22 million against these tax assets at December 31, 2016 and 2015, respectively.

The Company had $95 million and $90 million of tax assets related to excess foreign tax credits at December 31, 2016 and 2015, respectively, which begin to expire in 2017.  Due to the uncertainty of realization, the Company recorded a valuation allowance of $8 million against these assets at December 31, 2015. There was no valuation allowance recorded against these assets at December 31, 2016. The Company had $62 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2016 and 2015, which will expire at various times through fiscal 2036. Due to the uncertainty of realization, the Company recorded a valuation allowance of $49 million and $47 million related to state income tax assets net of federal tax benefit as of December 31, 2016 and 2015, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2014, 2015 and 2016.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method aggregating to approximately $9.3 billion at December 31, 2016, are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.  It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2016 and 2015 as follows:

	Unrecognized Tax Benefits
	December 31, 2016	December 31, 2015
	(In millions)
Beginning balance	$49	$72
Additions related to current year’s tax positions	1	1
Additions related to prior years’ tax positions	16	17
Additions related to acquisitions	—	7
Reductions related to prior years’ tax positions	—	(19)
Reductions related to lapse of statute of limitations	(1)	(6)
Settlements with tax authorities	(10)	(23)
Ending balance	$55	$49

The additions and reductions in unrecognized tax benefits shown in the table include effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow.

At December 31, 2016 and 2015, the Company had accrued interest and penalties on unrecognized tax benefits of $26 million and $20 million, respectively.

The Company is subject to income taxation in many jurisdictions around the world.  Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions.  However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $51 million on the tax expense for that period.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. As of December 31, 2016, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $463 million. The statute of limitations for 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2011.

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $126 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2010.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2010, and estimates that these potential assessments would be approximately $204 million (as of December 31, 2016 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling $95 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2025. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $253 million, $241 million, and $224 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the years ended December 31, 2016, 2015, and 2014 were $82 million, $110 million, and $136 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)
2017	$220
2018	170
2019	121
2020	83
2021	62
Thereafter	187
Total minimum lease payments	$843

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain foreign subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides eligible U.S. employees who retire under qualifying conditions with access to postretirement health care, at full cost to the retiree (certain employees are “grandfathered” into subsidized coverage while others are provided with Health Care Reimbursement Accounts). In December 2016, the Company announced a change to the U.S. retiree medical program which affected employees with less than 30 years of service at January 1, 2017. The change resulted in a curtailment gain of $38 million for the year ended December 31, 2016.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in in the Company's stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 11 million shares of Company common stock at December 31, 2016, with a market value of $503 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2016 were $14 million.

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2016	2015	2014	2016	2015	2014
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$82	$92	$71	$3	$5	$4
Interest cost	113	112	126	8	8	8
Expected return on plan assets	(137)	(129)	(155)	—	—	—
Settlement charges	(5)	60	95	—	—	—
Curtailments	—	—	—	(38)	—	—
Amortization of actuarial loss	56	69	36	3	7	2
Amortization of prior service cost (credit)	2	2	3	(17)	(17)	(18)
Net periodic defined benefit plan expense	111	206	176	(41)	3	(4)
Defined contribution plans	57	52	50	—	—	—
Total retirement plan expense	$168	$258	$226	$(41)	$3	$(4)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	December 31 2016	December 31 2015	December 31 2016	December 31 2015
	(In millions)		(In millions)
Benefit obligation, beginning	$2,880	$3,305	$199	$231
Service cost	82	92	3	5
Interest cost	113	112	8	8
Actuarial loss (gain)	132	(117)	5	(32)
Employee contributions	1	2	—	—
Curtailments	—	(2)	(38)	—
Settlements	(10)	(323)	—	—
Divestitures	(8)	(1)	—	(1)
Benefits paid	(142)	(91)	(9)	(11)
Plan amendments	—	(1)	3	—
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(54)	(94)	—	(1)
Benefit obligation, ending	$2,992	$2,880	$171	$199

Fair value of plan assets, beginning	$1,922	$2,194	$—	$—
Actual return on plan assets	232	(7)	—	—
Employer contributions	183	222	9	11
Employee contributions	1	2	—	—
Settlements	(10)	(328)	—	—
Divestitures	(2)	(1)	—	—
Benefits paid	(142)	(91)	(9)	(11)
Actual expenses	(2)	(2)	—	—
Foreign currency effects	(51)	(67)	—	—
Fair value of plan assets, ending	$2,131	$1,922	$—	$—

Funded status	$(861)	$(958)	$(171)	$(199)

Prepaid benefit cost	$30	$32	$—	$—
Accrued benefit liability – current	(16)	(16)	(13)	(13)
Accrued benefit liability – long-term	(875)	(974)	(158)	(186)
Net amount recognized in the balance sheet	$(861)	$(958)	$(171)	$(199)

Included in AOCI for pension benefits at December 31, 2016, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $2 million and unrecognized actuarial loss of $824 million. The prior service cost and actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2017 is $1 million and $62 million, respectively.

Included in AOCI for postretirement benefits at December 31, 2016, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $48 million and unrecognized actuarial loss of $42 million.  Prior service credit of $13 million and actuarial loss of $4 million included in AOCI are expected to be recognized in net periodic benefit cost during 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2016	December 31 2015	December 31 2016	December 31 2015
Discount rate	4.0%	3.5%	4.0%	3.8%
Expected return on plan assets	7.1%	6.3%	N/A	N/A
Rate of compensation increase	4.7%	3.8%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2016	December 31 2015	December 31 2016	December 31 2015
Discount rate	3.7%	4.0%	3.9%	4.0%
Rate of compensation increase	4.6%	4.7%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.7 billion, $2.3 billion, and $1.8 billion, respectively as of December 31, 2016, and $2.5 billion, $2.2 billion, and $1.5 billion, respectively, as of December 31, 2015.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.6 billion, $2.3 billion, and $1.7 billion, respectively, as of December 31, 2016 and $2.5 billion, $2.2 billion, and $1.5 billion, respectively, as of December 31, 2015.  The accumulated benefit obligation for all pension plans as of December 31, 2016 and 2015, was $2.7 billion and $2.6 billion, respectively.

For postretirement benefit measurement purposes, a 7.05% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2016.  The rate was assumed to decrease gradually to 4.6% by 2025 and remain at that level thereafter. The credits used to fund certain retirees with Health Reimbursement Accounts are indexed up to a maximum of 2% per year.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on accumulated postretirement benefit obligations	$5	$(4)

The effect on combined service and interest cost components is immaterial.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2016 and 2015.

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock
U.S. companies	$222	$—	$—	$222
International companies	2	—	—	2
Equity mutual funds
Emerging markets	82	—	—	82
International	117	—	—	117
Large cap U.S.	447	—	—	447
Common collective trust funds
International equity	—	306	—	306
Large cap U.S. equity	—	47	—	47
Fixed income	—	190	—	190
Other	—	50	—	50
Debt instruments
Corporate bonds	—	492	—	492
U.S. Treasury instruments	150	—	—	150
U.S. government agency, state and local government bonds	—	22	—	22
Other	—	4	—	4
Total assets at fair value	$1,020	$1,111	$—	$2,131

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2016(1)(2)	December 31 2015(2)
Equity securities	59%	58%
Debt securities	40%	40%
Other	1%	2%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 79% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 54% equity securities, 41% debt securities, and 5% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2016 and 2015 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $30 million to the pension plans and $13 million to the postretirement benefit plan during 2017.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2017	$94	$13
2018	100	12
2019	107	12
2020	113	12
2021	121	12
2022 – 2026	709	57

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2016 and 2015, the Company had approximately 143.2 million shares and 120.8 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.5 billion and $4.7 billion at December 31, 2016 and 2015, respectively, is recorded at cost as a reduction of common stock.

At December 31, 2016 and 2015, the foreign currency translation adjustment component of AOCI included income, net of tax, of $40 million and $19 million pertaining to foreign currency-denominated debt designated as a net investment hedge, respectively (see Note 4 for more information).

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2016 and 2015:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2014	$(654)	$47	$(630)	$(4)	$(1,241)
Other comprehensive income before reclassifications	(984)	(53)	87	20	(930)
Amounts reclassified from AOCI	23	(46)	67	—	44
Tax effect	(11)	37	(47)	2	(19)
Net of tax amount	(972)	(62)	107	22	(905)
Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)
Other comprehensive income before reclassifications	(391)	(104)	(28)	(3)	(526)
Amounts reclassified from AOCI	(75)	137	27	6	95
Tax effect	(10)	(12)	3	(2)	(21)
Net of tax amount	(476)	21	2	1	(452)
Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

The change in foreign currency translation adjustment in 2016 is primarily due to the U.S. dollar appreciation, impacting the Euro and British Pound-denominated equities of the Company’s foreign subsidiaries while the change in 2015 is primarily due to the U.S. dollar appreciation, mainly impacting the Euro-denominated equity of the Company’s foreign subsidiaries.

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of earnings
Details about AOCI components	2016	2015	2014
	(In millions)
Foreign currency translation adjustment
	$(75)	$23	$—	Other income/expense
	—	—	—	Tax
	$(75)	$23	$—	Net of tax

Deferred loss (gain) on hedging activities
	$82	$25	$124	Cost of products sold
	18	(29)	(5)	Other income/expense
	2	(1)	(1)	Interest expense
	35	(41)	69	Revenues
	137	(46)	187	Total before tax
	(52)	17	(70)	Tax on reclassifications
	$85	$(29)	$117	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(17)	$37	$(15)
Actuarial losses	44	30	36
	27	67	21	Total before tax
	(5)	(44)	(7)	Tax on reclassifications
	$22	$23	$14	Net of tax
Unrealized loss on investments
	6	—	6	Asset impairment, exit, and restructuring costs
	—	—	(2)	Tax on reclassifications
	$6	$—	$4	Net of tax

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Agricultural Services segment also includes the activities related to structured trade finance, the processing of wheat into wheat flour, and the Company’s 32.2% share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture. The Agricultural Services segment also included returns associated with the Company’s 19.8% investment in GrainCorp until its sale in December 2016. In April 2016, the Company acquired a 50% interest in Cairo, Egypt-based Medsofts Group, a consolidated joint venture that owns and manages merchandising and supply chain operations.

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, Morocco, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., and Red Star Yeast Company LLC. In June 2016, the Company acquired from Tate & Lyle a Casablanca, Morocco-based corn wet mill that produces glucose and native starch.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of results for its Stratas Foods LLC and Edible Oils Limited joint ventures. The Company acquired additional shares in Wilmar increasing its ownership interest from 19% to 20% in March 2016, 22% in June 2016, and 23.2% in September 2016. In November 2016, the Company completed the expansion of Olenex, a 37.5% joint venture with Wilmar. Olenex owns and operates specialty oils and fats, palm refining, and tropical oils processing plants in Europe.

The Wild Flavors and Specialty Ingredients (WFSI) segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The WFSI segment also includes the activities related to the procurement, processing, and distribution of edible beans. The Company acquired a 90% controlling stake in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients in February 2016; the remaining 60% interest in Amazon Flavors, a leading Brazilian manufacturer of natural extracts, emulsions and compounds, in May 2016; and Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas, in September 2016.

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

Following the sale of the cocoa business in October 2015, the remaining results of Cocoa and Other were combined with the results of Refining, Packaging, Biodiesel, and Other within the Oilseeds Processing segment effective January 1, 2016. Prior period results have been reclassified to conform to the current presentation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended
(In millions)	December 31
	2016	2015	2014
Gross revenues
Agricultural Services	$30,241	$33,658	$40,120
Corn Processing	9,512	10,051	12,377
Oilseeds Processing	27,305	29,393	33,591
Wild Flavors and Specialty Ingredients	2,447	2,423	1,380
Other	585	634	573
Intersegment elimination	(7,744)	(8,457)	(6,840)
Total	$62,346	$67,702	$81,201

Intersegment revenues
Agricultural Services	$2,348	$3,976	$3,832
Corn Processing	46	56	95
Oilseeds Processing	5,153	4,176	2,658
Wild Flavors and Specialty Ingredients	20	16	12
Other	177	233	243
Total	$7,744	$8,457	$6,840

Revenues from external customers
Agricultural Services
Merchandising and Handling	$24,609	$25,957	$32,208
Milling and Other	3,060	3,479	3,815
Transportation	224	246	265
Total Agricultural Services	27,893	29,682	36,288
Corn Processing
Sweeteners and Starches	4,028	3,713	3,767
Bioproducts	5,438	6,282	8,515
Total Corn Processing	9,466	9,995	12,282
Oilseeds Processing
Crushing and Origination	13,976	15,597	18,542
Refining, Packaging, Biodiesel, and Other	7,880	9,364	11,937
Asia	296	256	454
Total Oilseeds Processing	22,152	25,217	30,933

Wild Flavors and Specialty Ingredients	2,427	2,407	1,368
Total Wild Flavors and Specialty Ingredients	2,427	2,407	1,368
Other
Financial	408	401	330
Total Other	408	401	330
Total	$62,346	$67,702	$81,201

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2016	2015	2014
Depreciation
Agricultural Services	$191	$188	$189
Corn Processing	342	335	332
Oilseeds Processing	185	187	235
Wild Flavors and Specialty Ingredients	37	36	37
Other	5	5	3
Corporate	27	48	54
Total	$787	$799	$850

Long-lived asset abandonments and write-downs(1)
Agricultural Services	$3	$—	$17
Corn Processing	6	66	15
Oilseeds Processing	6	40	3
Wild Flavors and Specialty Ingredients	—	1	—
Corporate	2	1	—
Total	$17	$108	$35

Interest income
Agricultural Services	$21	$16	$31
Corn Processing	3	2	10
Oilseeds Processing	27	29	30
Wild Flavors and Specialty Ingredients	2	1	1
Other	35	19	13
Corporate	4	4	7
Total	$92	$71	$92

Equity in earnings of affiliates
Agricultural Services	$16	$24	$41
Corn Processing	91	85	113
Oilseeds Processing	211	251	236
Wild Flavors and Specialty Ingredients	4	—	—
Other	10	(3)	10
Corporate	(40)	33	(28)
Total	$292	$390	$372

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2016	2015	2014
Operating Profit
Agricultural Services	$602	$714	$1,043
Corn Processing	811	648	1,148
Oilseeds Processing	871	1,574	1,440
Wild Flavors and Specialty Ingredients	286	280	205
Other	134	56	79
Total operating profit	2,704	3,272	3,915
Corporate	(882)	(988)	(785)
Earnings before income taxes	$1,822	$2,284	$3,130

(In millions)	December 31
	2016	2015
Investments in and advances to affiliates
Agricultural Services	$367	$384
Corn Processing	395	368
Oilseeds Processing	3,413	2,743
Wild Flavors and Specialty Ingredients	3	—
Other	4	39
Corporate	315	367
Total	$4,497	$3,901

Identifiable assets
Agricultural Services	$8,380	$8,715
Corn Processing	6,418	6,450
Oilseeds Processing	11,228	10,794
Wild Flavors and Specialty Ingredients	4,610	4,570
Other	7,211	7,902
Corporate	1,922	1,726
Total	$39,769	$40,157

(In millions)	December 31
	2016	2015
Gross additions to property, plant, and equipment
Agricultural Services	$156	$229
Corn Processing	240	427
Oilseeds Processing	266	404
Wild Flavors and Specialty Ingredients	139	167
Other	20	15
Corporate	61	108
Total	$882	$1,350

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

	Year Ended
(In millions)	December 31
	2016	2015	2014

Revenues
United States	$29,419	$31,828	$39,609
Switzerland	13,413	11,681	10,118
Cayman Islands	3,617	4,456	5,213
Germany	2,341	3,436	7,174
Other Foreign	13,556	16,301	19,087
	$62,346	$67,702	$81,201

(In millions)	December 31
	2016	2015
Long-lived assets
United States	$6,763	$6,877
Foreign	2,995	2,976
	$9,758	$9,853

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2016	2015	2014

Restructuring and exit costs (1)	$21	$71	$64
Impairment charge - equity securities(2)	6	—	6
Impairment charge - goodwill and intangible assets (3)	11	21	—
Impairment charge - fixed assets (4)	17	108	35
Total asset impairment, exit, and restructuring costs	$55	$200	$105

(1)
Restructuring and exit costs recognized in the year ended December 31, 2016 consisted of several individually insignificant charges. Restructuring and exit costs recognized in the year ended December 31, 2015 consisted primarily of restructuring charges of $29 million related principally to an international pension plan settlement, exit costs of $22 million related to Brazilian sugar ethanol facilities in the Corn Processing segment, and several individually insignificant restructuring and exit costs totaling $20 million. Restructuring and exit costs recognized in the year ended December 31, 2014 consisted of costs associated with the relocation of the Company’s global headquarters to Chicago, Illinois, of $16 million and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges of $48 million.

(2)
Impairment charge - equity securities for the fiscal year ended December 31, 2016 consisted of other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities in Corporate. Impairment charge - equity securities for the fiscal year ended December 31, 2014 consisted of other-than-temporary investment writedowns of available for sale securities in Corporate.

(3)
Impairment charge - goodwill and intangible assets in the year ended December 31, 2016 consisted of software impairment in Corporate. Impairment charge - goodwill and intangible assets in the year ended December 31, 2015 consisted of software impairment of $8 million in Corporate and goodwill impairment charges of $13 million related to a Corn Processing facility and certain of its international Oilseeds Processing facilities.

(4)
Impairment charge - fixed assets for the fiscal year ended December 31, 2016 consisted of several individually insignificant fixed asset impairments. Impairment charge - fixed assets for the fiscal year ended December 31, 2015 consisted of property, plant, and equipment asset impairments of $66 million related principally to the Brazilian sugar ethanol business in the Corn Processing segment based on the uncertain outlook of this business at year-end, $40 million of several individually insignificant charges in the Oilseeds Processing segment, $1 million in the Wild Flavors and Specialty Ingredients segment, and $1 million in Corporate. Impairment charge - fixed assets for the fiscal year ended December 31, 2014 consisted of property, plant, and equipment asset impairments of $17 million in the Agricultural Services segment, $15 million in the Corn Processing segment, and $3 million in the Oilseeds Processing segment.

Note 19.     Sale of Accounts Receivable

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

Note 19.     Sale of Accounts Receivable (Continued)

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2016 and 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2016 and 2015, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.6 billion and $1.7 billion, respectively.  In exchange for the transfer as of December 31, 2016 and 2015, the Company received cash of $1.0 billion and $1.2 billion and recorded a receivable for deferred consideration included in other current assets $540 million and $513 million, respectively.  Cash collections from customers on receivables sold were $34.3 billion, $40.7 billion, and $36.4 billion for the years ended December 31, 2016, 2015, and 2014, respectively.  Of this amount, $33.8 billion, $40.3 billion, and $35.1 billion pertain to cash collections on the deferred consideration for the years ended December 31, 2016, 2015, and 2014, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Program during the years ended December 31, 2016, 2015, and 2014 resulted in an expense for the loss on sale of $6 million, $5 million, and $5 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 20.     Legal Proceedings, Guarantees, and Commitments

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

Beginning in 2011, approximately 45 farmers in the U.S. brought suit in a Missouri state court against the Company and one of its employees to recover alleged losses from a Ponzi scheme orchestrated by a third-party grain handler, Cathy Gieseker, who was convicted in 2010 of felony fraud charges and is currently serving time in federal prison. The farmers alleged that the Company knew or should have known of Ms. Gieseker’s Ponzi scheme but did not stop it, that Ms. Gieseker was effectively acting as the Company’s agent, and that the Company defrauded or otherwise wronged them. Attorneys for these farmers claimed to represent more than 100 additional farmers with similar claims. Collectively, all of the farmers sought more than $250 million in alleged economic losses, an unspecified amount for alleged mental pain and suffering, and an unspecified amount of punitive damages. On August 24, 2016, the Company and the farmers entered into a comprehensive confidential settlement of the matter, in which the Company did not admit wrongdoing, and this matter is now at an end. The Company recorded the settlement and related costs and fees pertaining to this matter during 2016.
The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits; the courts dismissed these third-party claims on April 4, 2016, and the Company is therefore no longer a third-party defendant in the MDL. Third, the Company and other grain companies have been named as a defendant in numerous individual and purported class action suits filed by farmers and other parties in state and federal courts beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. On September 6, 2016, the court in the Minnesota state MDL proceedings granted the Company’s motion to dismiss the complaints against the Company in those actions, and on January 4, 2017, a federal court in the Southern District of Illinois similarly dismissed all of the pending complaints against the Company there. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes it will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings, Guarantees, and Commitments (Continued)

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

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2016
Revenues	$14,384	$15,629	$15,832	$16,501	$62,346
Gross Profit	796	757	1,105	1,026	3,684
Net Earnings Attributable to Controlling Interests	230	284	341	424	1,279
Basic Earnings Per Common Share	0.39	0.48	0.58	0.73	2.18
Diluted Earnings Per Common Share	0.39	0.48	0.58	0.73	2.16

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2015
Revenues	$17,506	$17,186	$16,565	$16,445	$67,702
Gross Profit	1,102	964	1,089	865	4,020
Net Earnings Attributable to Controlling Interests	493	386	252	718	1,849
Basic Earnings Per Common Share	0.78	0.62	0.41	1.20	2.99
Diluted Earnings Per Common Share	0.77	0.62	0.41	1.19	2.98

Net earnings attributable to controlling interests for the first quarter of the fiscal year ended December 31, 2016 include after-tax charges of $8 million (equal to $0.01 per share), primarily related to software impairment and restructuring charges.

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2016 include after-tax gains of $101 million (equal to $0.17 per share), primarily related to a gain, including the recovery of loss provisions, on the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, partially offset by a loss on sale of asset; after-tax charges of $8 million (equal to $0.01 per share) primarily related to impairment of certain long-lived assets and restructuring charges; certain discrete tax adjustments of $6 million (equal to $0.01 per share) related to valuation allowances.

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2016 include after-tax losses totalling $9 million (equal to $0.02 per share), primarily related to a loss on sale of an equity investment; and after-tax charges of $48 million (equal to $0.08 per share) primarily related to legal fees and settlement, impairment of certain long-lived assets and investments, and restructuring charges.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2016 include after-tax charges of $13 million (equal to $0.03 per share) related to impairment of certain long-lived assets and restructuring charges; an after-tax gain of $24 million (equal to $0.04 per share) related to a U.S. retiree medical benefit plan curtailment; and certain discrete tax adjustments totaling $21 million (equal to $0.03 per share) related to valuation allowances, deferred tax re-rates, and changes in assertion.

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2015 include after-tax gains totaling $71 million (equal to $0.11 per share) related to the revaluation of the Company’s previously held investments in North Star Shipping and Minmetal in conjunction with the acquisition of the remaining interests, the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, and sale of the lactic business as discussed in Note 12; after-tax charges of $28 million (equal to $0.04 per share) primarily related to impairment of certain long-lived assets as discussed in Note 18; and certain discrete tax adjustments of $13 million (equal to $0.02 per share) related to valuation allowances.

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2015 include a gain on the sale of the global chocolate business of $23 million after tax (equal to $0.04 per share) as discussed in Note 12; fixed asset impairment charges related primarily to sugar ethanol facilities in Brazil in the Corn Processing segment of $35 million after tax (equal to $0.06 per share) as discussed in Note 18; restructuring charges related to an international pension plan settlement of $26 million after tax (equal to $0.04 per share) as discussed on Note 18; and an after-tax loss on debt extinguishment of $118 million (equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures as discussed in Note 12.

Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2015 include after-tax gains totaling $421 million (equal to $0.70 per share) related primarily to the sale of the chocolate and cocoa businesses, and the revaluation of the Company’s previously held investment in Eaststarch C.V. in conjunction with the acquisition of the remaining interest as discussed in Note 12; after-tax restructuring and exit costs totaling $33 million (equal to $0.06 per share) related to sugar ethanol facilities in Brazil, and other restructuring charges as discussed in Note 18; after-tax loss provisions, settlement charges, and inventory writedown totaling $58 million (equal to $0.10 per share); after-tax goodwill, intangible and property, plant, and equipment asset impairments totaling $50 million (equal to $0.08 per share) as discussed in Note 18; and certain discrete tax adjustments totaling $73 million (equal to $0.12 per share) related to valuation allowances and deferred tax re-rates.

Note 22.     Subsequent Events

On January 16, 2017, the Company acquired additional shares in Wilmar, increasing its ownership interest from 23.2% to 23.9% .

On January 30, 2017, the Company announced the sale of its crop risk services businesses to Validus Holdings, a global group of insurance and reinsurance companies. The sale, which is subject to regulatory approval, is expected to close in the first half of 2017.

On February 1, 2017, the Company completed the acquisition of Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients, for $81 million, subject to working capital adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archer-Daniels-Midland Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

We have audited Archer-Daniels-Midland Company’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Archer-Daniels-Midland Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Archer-Daniels-Midland Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of Archer-Daniels-Midland Company, and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 17, 2017

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in over 200 locations and will continue to roll-out the ERP system over the next several years. The Company has appropriately considered these changes in its design of and testing for the effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, ADM’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that ADM’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 4, 2017 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Ben I. Bard	Global Chief Compliance Officer since January 2014. Ethics and Compliance Counsel, Coca-Cola Company from 2006 to January 2014.	43

Mark A. Bemis	Senior Vice President of the Company since December 2010. Chief Risk Officer since May 2015. President, North America since March 2015. President, Corn Processing business unit from December 2010 to March 2015.	56

Donald Chen	President, North Asia since January 2016. Vice President, Sadara Chemical Company from February 2012 to December 2015. Regional Business Director of Asia Pacific, Dow Chemical Company from February 2006 to February 2012.	54

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Corn Processing business unit since March 2015. President, Corn Sweeteners and Starches from December 2012 to February 2015. Vice President and General Manager, Corn Processing business unit from February 2011 to November 2012.	43

Michael D’Ambrose	Senior Vice President, Human Resources since October 2006.	59

Pierre Duprat	President, ADM Europe, Middle East, and Africa (EMEA) since June 2016. President, ADM Corn EMEA and Asia since November 2015. Director, International Business Development - Corn from February 2014 to November 2015. CEO of Cereal Transformation Division, Tereos from September 2007 to February 2013.	49

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013. Senior Vice President, General Counsel, and Secretary of Medtronic, Inc. from 2009 to June 2013.	57

Scott Fredericksen	President, South America since February 2016. President, Transportation from March 2012 to March 2016. President, Transportation - Rail, Container, and Supply Chain from September 2007 to March 2012.	54

Stuart E. Funderburg	Assistant Secretary and Chief Corporate and Securities Counsel since August 2014. Assistant Secretary and Associate General Counsel from November 2012 to August 2014. Assistant Secretary and Assistant General Counsel from November 2008 to November 2012.	53

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	64

Patricia L. Logan	Chief Audit Executive since August 2014. Director, Internal Audit from September 2005 to August 2014.	57

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015. President and Chief Operating Officer from February 2014 to December 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014.	55

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	President, Enzymes since December 2015. CFO, Corn Processing business unit since March 2014. Senior Vice President, Strategy from March 2015 to December 2015. Group Vice President, Finance from January 2012 to March 2015. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012.	50

Vincent F. Macciocchi	Senior Vice President of the Company and President, WILD Flavors and Specialty Ingredients business unit since May 2015. Global President, WILD Flavors from October 2014 until May 2015. Chief Operating Officer for North American entity at WILD Flavors and Specialty Ingredients from June 2012 until October 2014. Senior Vice President of Sales, Givaudan Flavors North America from September 2001 until June 2012.	51

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Global Oilseeds Processing business unit since May 2015. President, WILD Flavors and Specialty Ingredients business unit from October 2014 to May 2015. President, North American Oilseeds Processing business unit from 2008 to December 2014.	45

Ian Pinner	President, Southeast Asia and Global Destination Marketing since December 2015. President, Global Cocoa from June 2014 to December 2015. Vice President, Corporate Strategic and Financial Planning from February 2014 to June 2014. President, Global Grain Division from January 2012 to February 2014. General Manager, European Softseed Division from January 2008 to January 2014.	44

Ismael Roig	Senior Vice President of the Company and Chief Strategy Officer since December 2015. Chief Sustainability Officer since May 2015. Vice President of the Company from December 2004 until December 2015. President, Asia Pacific from August 2011 to December 2015. Vice President and Executive Director, Asia-Pacific from July 2010 to August 2011.	49

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014. Vice President and Controller of the Company from December 2006 to August 2014.	49

Joseph D. Taets	Senior Vice President of the Company and President, Agricultural Services business unit since August 2011. President, ADM Europe, Middle East, and Africa (EMEA) from August 2013 to June 2016. Vice President of the Company from September 2009 to August 2011. President, ADM Grain from December 2010 to August 2011.	51

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017. Professor of Law at William Mitchell College of Law from June 2006 to May 2013.	52

Todd Werpy	Senior Vice President and Chief Technology Officer since March 2015. Senior Vice President, Research and Development from August 2012 to October 2013. Vice President, Biofuels and Biochemical Research from June 2007 to August 2012.	54

Ray G. Young	Executive Vice President of the Company since March 2015. Senior Vice President of the Company from November 2010 to March 2015. Chief Financial Officer since December 2010.	55

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2016,” “Outstanding Equity Awards at Fiscal 2016 Year-End,” “Option Exercises and Stock Vested During Fiscal 2016,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal 2016” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 4, 2017, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 4, 2017, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 4, 2017, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 4, 2017, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
December 31, 2014	$81	37	(32)	(5)	$81
December 31, 2015	$81	24	(32)	(3)	$70
December 31, 2016	$70	16	(16)	2	$72

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i) Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(ii)	Bylaws, as amended through February 9, 2017 (incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 13, 2017 (File No. 1-44)).

(4)	Instruments defining the rights of security holders, including:

(i)
Indenture dated June 1, 1986, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to Registration Statement No. 336721), and Supplemental Indenture dated as of August 1, 1989 between the registrant and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post Effective Amendment No. 3 to Registration Statement No. 33-6721), relating to:

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
the $250,000,000 – 6.95% Debentures due December 15, 2097.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(ii)
Indenture dated September 20, 2006, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 333-137541), First Supplemental Indenture dated as of June 3, 2008 between the registrant and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to Form 8-K (File No. 1-44) filed on June 3, 2008), Second Supplemental Indenture, dated as of November 29, 2010 between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-44) filed on November 30, 2010), and Third Supplemental Indenture, dated as of April 4, 2011, between the registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 8, 2011 (File No. 1-44)) relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $700,000,000 – 5.45% Notes due March 15, 2018,
the $750,000,000 – 4.479% Notes due March 1, 2021,
the $1,000,000,000 – 5.765% Debentures due March 1, 2041, and
the $527,688,000 – 4.535% Debentures due March 26, 2042.

(iii)
Indenture dated October 16, 2012, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 17, 2012 (File No. 1-44)) relating to:

the $570,425,000 4.016% Debentures due April 16, 2043,
the €600,000,000 1.750% Note due June 23, 2023,
the €500,000,000 Floating Rate Note due June 24, 2019, and
the $1,000,000,000 2.500% Notes due August 11, 2026.

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

(iv)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

(v)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(vi)	The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2002 (File No. 1-44)).

(vii)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009 (File No. 1-44)).

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

(xiv)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xv)	Form of Performance Share Unit Award Agreement for grant to J. Luciano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011 (File No. 1-44)).

(xvi)
Form of Nonqualified Stock Option Award for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xvii)
Form of Nonqualified Stock Option Award for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xviii)
Form of Restricted Stock Unit Award for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xix)
Form of Restricted Stock Unit Award for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

(23)	Consent of independent registered public accounting firm.

(24)	Powers of attorney.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2017

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ P. Dufour	/s/ D. C. Findlay
J. R. Luciano*,	P. Dufour*,	D. C. Findlay
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ D. E. Felsinger
D. E. Felsinger*,
/s/ R. G. Young	Director
R. G. Young
Executive Vice President and	/s/ A. Maciel
Chief Financial Officer	A. Maciel*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ P. J. Moore
J. P. Stott	P. J. Moore*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ F. Sanchez
F. Sanchez*,
/s/ A. L. Boeckmann	Director
A. L. Boeckmann*,
Director	/s/ D. A. Sandler
D. A. Sandler*,
/s/ M. H. Carter	Director
M. H. Carter*,
Director	/s/ D. Shih
D. Shih*,
/s/ T. K. Crews	Director
T. K. Crews*,
Director	/s/ K. R. Westbrook
K. R. Westbrook*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.