Form 10-Q
period 2017-03-31
ARCHER DANIELS MIDLAND CO
filed 2017-05-02
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value – 568,357,122 shares
(April 28, 2017)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)

Revenues	$14,988	$14,384
Cost of products sold	14,120	13,603
Gross Profit	868	781

Selling, general, and administrative expenses	521	479
Asset impairment, exit, and restructuring costs	10	13
Interest expense	81	70
Equity in earnings of unconsolidated affiliates	(172)	(65)
Interest income	(23)	(22)
Other (income) expense – net	(7)	—
Earnings Before Income Taxes	458	306

Income taxes	118	76
Net Earnings Including Noncontrolling Interests	340	230

Less: Net earnings (losses) attributable to noncontrolling interests	1	—

Net Earnings Attributable to Controlling Interests	$339	$230

Average number of shares outstanding – basic	576	595

Average number of shares outstanding – diluted	579	597

Basic earnings per common share	$0.59	$0.39

Diluted earnings per common share	$0.59	$0.39

Dividends per common share	$0.32	$0.30

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)

Net earnings including noncontrolling interests	$340	$230
Other comprehensive income (loss):
Foreign currency translation adjustment	21	202
Tax effect	3	23
Net of tax amount	24	225

Pension and other postretirement benefit liabilities adjustment	12	1
Tax effect	(6)	—
Net of tax amount	6	1

Deferred gain (loss) on hedging activities	3	10
Tax effect	(3)	(2)
Net of tax amount	—	8

Unrealized gain (loss) on investments	(6)	(33)
Tax effect	—	(2)
Net of tax amount	(6)	(35)
Other comprehensive income (loss)	24	199
Comprehensive income (loss) including noncontrolling interests	364	429

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—

Comprehensive income (loss) attributable to controlling interests	$363	$429

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$476	$619
Short-term marketable securities	272	296
Segregated cash and investments	5,376	5,011
Trade receivables	1,757	1,905
Inventories	8,664	8,831
Other current assets	3,941	4,383
Total Current Assets	20,486	21,045

Investments and Other Assets
Investments in and advances to affiliates	4,700	4,497
Long-term marketable securities	196	187
Goodwill and other intangible assets	3,780	3,703
Other assets	697	579
Total Investments and Other Assets	9,373	8,966

Property, Plant, and Equipment
Land	448	445
Buildings	4,715	4,679
Machinery and equipment	17,228	17,160
Construction in progress	1,228	1,213
	23,619	23,497
Accumulated depreciation	(13,848)	(13,739)
Net Property, Plant, and Equipment	9,771	9,758
Total Assets	$39,630	$39,769

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$420	$154
Trade payables	3,415	3,606
Payables to brokerage customers	5,474	5,158
Accrued expenses and other payables	3,462	3,982
Current maturities of long-term debt	831	273
Total Current Liabilities	13,602	13,173

Long-Term Liabilities
Long-term debt	5,956	6,504
Deferred income taxes	1,682	1,669
Other	1,235	1,218
Total Long-Term Liabilities	8,873	9,391

Temporary Equity - Redeemable noncontrolling interest	26	24

Shareholders’ Equity
Common stock	2,350	2,327
Reinvested earnings	17,345	17,444
Accumulated other comprehensive income (loss)	(2,574)	(2,598)
Noncontrolling interests	8	8
Total Shareholders’ Equity	17,129	17,181
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,630	$39,769

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2017	2016
Operating Activities
Net earnings including noncontrolling interests	$340	$230
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	225	231
Asset impairment charges	1	11
Deferred income taxes	1	50
Equity in earnings of affiliates, net of dividends	(140)	(44)
Stock compensation expense	32	28
Pension and postretirement accruals (contributions), net	11	15
Deferred cash flow hedges	3	10
Gains on sales of assets/revaluations	(16)	(3)
Other – net	51	29
Changes in operating assets and liabilities
Segregated cash and investments	(430)	(115)
Trade receivables	169	(172)
Inventories	222	406
Other current assets	387	128
Trade payables	(209)	(527)
Payables to brokerage customers	303	217
Accrued expenses and other payables	(541)	(469)
Total Operating Activities	409	25

Investing Activities
Purchases of property, plant, and equipment	(200)	(180)
Proceeds from sales of business and assets	25	11
Net assets of businesses acquired	(90)	(84)
Purchases of marketable securities	(148)	(426)
Proceeds from sales of marketable securities	220	376
Investments in and advances to affiliates	(185)	(149)
Other – net	(3)	4
Total Investing Activities	(381)	(448)

Financing Activities
Long-term debt payments	(2)	(4)
Net borrowings (payments) under lines of credit agreements	263	697
Share repurchases	(248)	(296)
Cash dividends	(183)	(177)
Other – net	(10)	1
Total Financing Activities	(180)	221

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(152)	(202)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	688	1,003
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$536	$801

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$476	$706
Restricted cash and restricted cash equivalents included in segregated cash and investments	60	95
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$536	$801

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181
Impact of ASU 2016-16 (see Note 2)			(7)			(7)
Balance, January 1, 2017	$573	$2,327	$17,437	$(2,598)	$8	$17,174
Comprehensive income
Net earnings			339		1
Other comprehensive income (loss)				24	—
Total comprehensive income						364
Cash dividends paid- $0.32 per share			(183)			(183)
Share repurchases	(5)		(248)			(248)
Stock compensation expense	1	32				32
Other	—	(9)	—	—	(1)	(10)
Balance, March 31, 2017	569	$2,350	$17,345	$(2,574)	$8	$17,129

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

The Company classified $15 million of fees from its U.S. futures commission brokerage business in cost of products sold in the quarter ended March 31, 2017. The current presentation is consistent with the classification of similar fees in the Company’s futures commission brokerage business in the U.K. The Company also classified $18 million of intangible amortization in selling, general, and administrative expenses in the quarter ended March 31, 2017. Prior period amounts of $15 million related to fees from the futures commission brokerage business and $19 million related to intangible amortization in the quarter ended March 31, 2016 have been reclassified from selling, general, and administrative expenses and other (income) expense - net, respectively, in the consolidated statement of earnings and in Note 13 to conform to the current presentation.

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

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 330, Inventory, which simplifies the measurement of inventory. The amended guidance requires an entity to measure its cost-based inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 323, Investments - Equity Method and Joint Ventures, which simplifies the transition to the equity method of accounting. The amended guidance eliminates the requirement of an investor to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for equity method accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investors’ previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	New Accounting Standards (Continued)

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 810, Consolidation, which affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. The amended guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company was required to adopt the amended guidance using a retrospective transition approach to all periods presented. The adoption of this amended guidance did not result in the deconsolidation of any of its variable interest entities.

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 740, Income Taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer, other than inventory, when the transfer occurs.  Under the previous accounting rules, entities were prohibited from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  The amended guidance does not change the accounting for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory.  The Company adopted the amended guidance on a modified retrospective approach basis through a $7 million cumulative effect adjustment to retained earnings as of January 1, 2017.

Note 3.	Pending Accounting Standards

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. The Company utilized surveys to gather information and identify areas of its business where potential differences could result in applying the requirements of the new standard to its revenue contracts. The results of the surveys indicate potential differences in the area of control transfer. Initial impact assessment also indicates that the majority of the Company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. Many of the Company's sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. The Company conducted workshops to gather more information about the nature, magnitude, and frequency of the underlying transactions that drove the survey responses resulting in the identification of potential issues. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements by mid-2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Pending Accounting Standards (Continued)

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 805, Business Combinations, which clarifies the definition of a business. The amended guidance is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (disposals) of assets or businesses and provides a more robust framework to use in determining when a set of assets and activities is a business. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. No disclosures are required at transition. The Company plans to adopt the amended guidance on October 1, 2017.

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component in the same line or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of this amended guidance will require expanded disclosures and the reclassification of the other components of net benefit cost from cost of products sold and selling, general, and administrative expenses to other (income) expense - net in the Company’s consolidated statements of earnings but will not impact financial results.

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

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 350, Goodwill and Other, which simplifies the subsequent measurement of goodwill. The amended guidance removes the second step of the goodwill impairment test and requires the application of a one-step quantitative test where the amount of goodwill impairment is the excess of a reporting unit's carrying amount over its fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The impact on the Company’s financial results resulting from the adoption of the amended guidance will depend on the outcome of the goodwill impairment test on the chosen adoption date.

Note 4.	Acquisitions

During the three months ended March 31, 2017, the Company acquired Crosswind Industries, Inc. and an 89% ownership stake in Biopolis SL for an aggregate purchase price of $92 million in cash. The aggregate purchase price of these acquisitions, net of cash acquired of $2 million, was preliminarily allocated to working capital, property, plant, and equipment, goodwill, and other intangible assets for $17 million, $23 million, $17 million, and $33 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,461	$1,129	$4,590
Unrealized derivative gains:
Commodity contracts	—	421	173	594
Foreign currency contracts	—	64	—	64
Interest rate contracts	—	6	—	6
Cash equivalents	27	—	—	27
Marketable securities	373	95	—	468
Segregated investments	1,443	—	—	1,443
Deferred receivables consideration	—	298	—	298
Total Assets	$1,843	$4,345	$1,302	$7,490

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$355	$123	$478
Foreign currency contracts	—	96	—	96
Inventory-related payables	—	336	28	364
Total Liabilities	$—	$787	$151	$938

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,102	$1,322	$4,424
Unrealized derivative gains:
Commodity contracts	—	371	140	511
Foreign exchange contracts	—	102	—	102
Interest rate contracts	—	11	—	11
Cash equivalents	286	—	—	286
Marketable securities	408	69	—	477
Segregated investments	1,613	—	—	1,613
Deferred receivables consideration	—	540	—	540
Total Assets	$2,307	$4,195	$1,462	$7,964

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$419	$142	$561
Foreign exchange contracts	—	90	—	90
Inventory-related payables	—	491	30	521
Total Liabilities	$—	$1,000	$172	$1,172

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017.

	Level 3 Fair Value Asset Measurements at
	March 31, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2016	$1,322	$140	$1,462
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(228)	69	(159)
Purchases	3,248	—	3,248
Sales	(3,194)	—	(3,194)
Settlements	—	(69)	(69)
Transfers into Level 3	34	47	81
Transfers out of Level 3	(53)	(14)	(67)
Ending balance, March 31, 2017	$1,129	$173	$1,302

* Includes decrease in unrealized gains of $182 million relating to Level 3 assets still held at March 31, 2017.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017.

	Level 3 Fair Value Liability Measurements at
	March 31, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2016	$30	$142	$172
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	14	39	53
Purchases	2	—	2
Sales	(18)	—	(18)
Settlements	—	(68)	(68)
Transfers into Level 3	—	23	23
Transfers out of Level 3	—	(13)	(13)
Ending balance, March 31, 2017	$28	$123	$151

* Includes increase in unrealized losses of $39 million relating to Level 3 liabilities still held at March 31, 2017.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2017 and December 31, 2016. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of March 31, 2017 is a weighted average 12.4% of the total price for assets and 68.4% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2017		December 31, 2016
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	12.4%	68.4%	16.5%	67.1%
Transportation cost	18.6%	2.3%	8.3%	—

Commodity Derivative Contracts
Basis	29.7%	29.2%	16.9%	27.0%
Transportation cost	12.8%	13.2%	11.6%	13.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$64	$96	$102	$90
Commodity Contracts	594	478	511	561
Total	$658	$574	$613	$651

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
	(In millions)
Foreign Currency Contracts
Revenues	$(11)	$—
Cost of products sold	60	107
Other income (expense) – net	1	(1)

Commodity Contracts
Cost of products sold	259	(10)
Total gain (loss) recognized in earnings	$309	$96

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2017 and December 31, 2016, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At March 31, 2017, the Company has $6 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of March 31, 2017, the Company has $4 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $4 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 17% and 62% of its monthly anticipated grind.  At March 31, 2017, the Company has designated hedges representing between 1% and 50% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 66 million gallons of ethanol sales per month under these programs.  At March 31, 2017, the Company has designated hedges representing between 0 and 28 million gallons of ethanol sales per month over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$6	$—	$11	$—
Total	$6	$—	$11	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2017 and 2016.

		Three months ended
	Consolidated Statement of Earnings Locations	March 31,
		2017	2016
		(In millions)
Effective amounts recognized in earnings
Foreign Currency Contracts	Other income/expense – net	$(2)	$(14)
Commodity Contracts	Revenues	(1)	1
	Cost of products sold	1	(19)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	4	2
	Cost of products sold	5	2
Total amount recognized in earnings		$7	$(28)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of March 31, 2017, the Company has $31 million of after-tax gains in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

March 31, 2017
United States government obligations
Maturity less than 1 year	$258	$—	$—	$258
Maturity 1 to 5 years	115	—	(1)	114
Corporate debt securities
Maturity less than 1 year	2	—	—	2
Maturity 1 to 5 years	82	—	—	82
Other debt securities
Maturity less than 1 year	12	—	—	12
	$469	$—	$(1)	$468

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2016
United States government obligations
Maturity less than 1 year	$287	$—	$—	$287
Maturity 1 to 5 years	121	—	(1)	120
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	8	—	—	8
Equity securities
Available-for-sale	1	—	—	1
	$484	$—	$(1)	$483

The $1 million in unrealized losses at March 31, 2017 arose within the last 12 months and is related to the Company’s investment in one available-for-sale debt security with a fair value of $39 million.  The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that it will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2017	2016
	(In millions)

Unrealized gains on derivative contracts	$664	$624
Deferred receivables consideration	298	540
Customer omnibus receivable	474	521
Financing receivables - net (1)	363	373
Insurance premiums receivable	617	648
Prepaid expenses	214	268
Tax receivables	401	480
Non-trade receivables (2)	589	478
Other current assets	321	451
	$3,941	$4,383

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million at March 31, 2017 and December 31, 2016. Interest earned on financing receivables of $7 million for the three months ended March 31, 2017 and $8 million for the three months ended March 31, 2016, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $259 million and $223 million of reinsurance recoverables as of March 31, 2017 and December 31, 2016, respectively.

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2017	2016
	(In millions)

Unrealized losses on derivative contracts	$574	$651
Reinsurance premiums payable	457	479
Insurance claims payables	427	373
Deferred income	635	1,065
Other accruals and payable	1,369	1,414
	$3,462	$3,982

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

At March 31, 2017, the fair value of the Company’s long-term debt exceeded the carrying value by $1.0 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2017, the Company had lines of credit, including the accounts receivable securitization programs, totaling $6.7 billion, of which $5.1 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.3 billion of commercial paper outstanding at March 31, 2017.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of March 31, 2017, the Company utilized $1.2 billion of its facility under the Programs (see Note 16 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 was 25.8% compared to 24.8% for the three months ended March 31, 2016. The higher rate for the current quarter was primarily due to the expiration of U.S. tax credits including the biodiesel credit at the end of 2016, partially offset by changes in the forecasted geographic mix of pre-tax earnings.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of March 31, 2017, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $478 million. The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $133 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2010. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2010, and estimates that these potential assessments would be approximately $218 million (as of March 31, 2017 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling $96 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2017 and the reclassifications out of AOCI for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)
Other comprehensive income (loss) before reclassifications	21	1	(3)	(6)	13
Amounts reclassified from AOCI	—	2	15	—	17
Tax effect	3	(3)	(6)	—	(6)
Net current period other comprehensive income	24	—	6	(6)	24
Balance at March 31, 2017	$(2,078)	$6	$(515)	$13	$(2,574)

	Amount reclassified from AOCI
	Three months ended
Details about AOCI components	March 31, 2017	March 31, 2016	Affected line item in the consolidated statement of earnings
	(In millions)

Deferred loss (gain) on hedging activities
	$(1)	$19	Cost of products sold
	2	14	Other income/expense
	1	(1)	Revenues
	2	32	Total before tax
	(1)	(11)	Tax
	$1	$21	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(3)	$(4)	Selling, general, and administrative expenses
Actuarial losses	18	14	Selling, general, and administrative expenses
	15	10	Total before tax
	(6)	(1)	Tax
	$9	$9	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Gains on sales of assets	$(16)	$(3)
Other – net	9	3
Other (Income) Expense - Net	$(7)	$—

Gains on sales of assets for the three months ended March 31, 2017 and 2016 include gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net for the three months ended March 31, 2017 and 2016 includes foreign exchange losses partially offset by other income.

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

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, Morocco, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A. and Red Star Yeast Company LLC. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients, and an 89% ownership stake in in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex joint ventures. During the first quarter of 2017, the Company acquired additional shares in Wilmar, increasing its ownership interest from 23.2% to 24.3% as of March 31, 2017.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Certain Corporate items are not allocated to the Company’s reportable business segments. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in Compagnie Industrialle et Financiere des Produits Amylaces SA (Luxembourg) (CIP).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Gross revenues
Agricultural Services	$7,311	$6,863
Corn Processing	2,259	2,220
Oilseeds Processing	6,589	6,092
Wild Flavors and Specialty Ingredients	566	596
Other	136	158
Intersegment elimination	(1,873)	(1,545)
Total gross revenues	$14,988	$14,384

Intersegment sales
Agricultural Services	$505	$383
Corn Processing	15	13
Oilseeds Processing	1,307	1,095
Wild Flavors and Specialty Ingredients	4	4
Other	42	50
Total intersegment sales	$1,873	$1,545

Revenues from external customers
Agricultural Services
Merchandising and Handling	$6,070	$5,679
Milling and Other	686	746
Transportation	50	55
Total Agricultural Services	6,806	6,480
Corn Processing
Sweeteners and Starches	1,028	967
Bioproducts	1,216	1,240
Total Corn Processing	2,244	2,207
Oilseeds Processing
Crushing and Origination	3,274	3,106
Refining, Packaging, Biodiesel, and Other	1,945	1,769
Asia	63	122
Total Oilseeds Processing	5,282	4,997

Wild Flavors and Specialty Ingredients	562	592
Total Wild Flavors and Specialty Ingredients	562	592

Other - Financial	94	108
Total Other	94	108
Total revenues from external customers	$14,988	$14,384

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Segment operating profit
Agricultural Services	$81	$75
Corn Processing	177	131
Oilseeds Processing	313	260
Wild Flavors and Specialty Ingredients	75	70
Other	30	37
Total segment operating profit	676	573
Corporate	(218)	(267)
Earnings before income taxes	$458	$306

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the quarter ended March 31, 2017 consisted of $6 million of restructuring charges in the Agricultural Services segment and $4 million of other individually insignificant fixed asset impairments and restructuring charges.

Asset impairment, exit, and restructuring costs in the quarter ended March 31, 2016 consisted of software impairment in Corporate of $11 million and restructuring charges.

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

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.3 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 16, 2018, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2017 and December 31, 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Sale of Accounts Receivable (Continued)

As of March 31, 2017 and December 31, 2016, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.5 billion, and $1.6 billion, respectively. In exchange for the transfer as of March 31, 2017 and December 31, 2016, the Company received cash of $1.2 billion and $1.0 billion and recorded a receivable for deferred consideration included in other current assets of $298 million and $540 million, respectively. Cash collections from customers on receivables sold were $8.5 billion and $8.4 billion for the three months ended March 31, 2017 and 2016, respectively. Of this amount, $8.5 billion and $8.3 billion pertain to cash collections on the deferred consideration for the three months ended March 31, 2017 and 2016, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $1 million during the three months ended March 31, 2017 and 2016, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the three months ended March 31, 2017 and 2016 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Note 17.     Subsequent Event

On May 1, 2017, the Company completed the sale of its crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies, for $118 million plus net working capital upon closing of approximately $70 million.

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

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in February 2017 of Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients;

•	the acquisition in February 2017 of an 89% ownership stake in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients;

•	the construction of a new feed-premix facility in Xiangtan, China, which is expected to be completed in 2019;

•	the pending acquisition of Chamtor, a French producer of wheat-based sweeteners and starches; and

•	the sale in May 2017 of the Company's crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies.

As part of the implementation of the Company’s strategic plan, the Company continues to evaluate the capital intensity of its operations and portfolio, seeking ways to reduce and redeploy capital in its efforts to drive long-term returns.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Agricultural Services, U.S. grain sales volumes improved on slightly better margins. Overall low market volatility continued due to large supplies of global grains. In Corn Processing, global demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels limiting margins most of the quarter. In addition, global market prices for lysine increased as supply and demand were more balanced. Global oilseeds processing volumes and margins remained solid. While soybean margins, particularly in Europe, were under pressure from imports of Argentinian meal, better seed supply and higher oil values increased softseed margins in both North America and Europe. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, specialty proteins, and edible bean products, but continued to be adversely affected by soft market conditions in certain non-flavor food ingredient markets and a strong U.S. dollar.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net earnings attributable to controlling interests was $339 million in the first quarter of 2017 compared to $230 million in the first quarter of 2016. Segment operating profit increased $103 million to $676 million, due to improved results from all business segments. Corporate results were a charge of $218 million this quarter compared to $267 million in last year’s quarter. Corporate results this quarter included a credit of $13 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $14 million in the first quarter of 2016.

Income taxes increased $42 million to $118 million due to higher earnings before income taxes and a higher effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2017 increased to 25.8% compared to 24.8% for the quarter ended March 31, 2016, primarily due to the expiration of U.S. tax credits including the biodiesel credit at the end of 2016 partially offset by changes in the forecasted geographic mix of pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2017	2016	Change
Oilseeds	8,819	8,281	538
Corn	5,544	5,742	(198)
Total	14,363	14,023	340

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to the strong demand environment for soybean meal and canola oil. The overall decrease in corn relates to the production disruption in one of the Company’s plants due to a water pipe leak.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$6,070	$5,679	$391
Milling and Other	686	746	(60)
Transportation	50	55	(5)
Total Agricultural Services	6,806	6,480	326

Corn Processing
Sweeteners and Starches	1,028	967	61
Bioproducts	1,216	1,240	(24)
Total Corn Processing	2,244	2,207	37

Oilseeds Processing
Crushing and Origination	3,274	3,106	168
Refining, Packaging, Biodiesel, and Other	1,945	1,769	176
Asia	63	122	(59)
Total Oilseeds Processing	5,282	4,997	285

Wild Flavors and Specialty Ingredients	562	592	(30)
Total Wild Flavors and Specialty Ingredients	562	592	(30)

Other - Financial	94	108	(14)
Total Other	94	108	(14)
Total	$14,988	$14,384	$604

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

Revenues increased $0.6 billion, or 4%, to $15.0 billion due to higher average sales prices ($0.5 billion) and higher overall sales volumes ($0.1 billion). The increase in sales prices was due principally to an increase in underlying agricultural commodity prices, in particular prices of soybeans, rapeseed and canola oils. Agricultural Services revenues increased 5% to $6.8 billion due to higher sales volumes ($0.5 billion) partially offset by lower average sales prices ($0.2 billion). Corn Processing and Wild Flavors and Specialty Ingredients revenues of $2.2 billion and $0.6 billion, respectively, were in line with the prior year’s quarter. Oilseeds Processing revenues increased 6% to $5.3 billion due to higher average sales prices ($0.7 billion) partially offset by lower sales volumes ($0.4 billion).

Cost of products sold increased $0.5 billion to $14.1 billion due principally to higher average commodity prices and, to a lesser extent, higher sales volumes. Included in cost of products sold during this quarter is a credit of $13 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $14 million in the prior year’s quarter. Manufacturing expenses of $1.3 billion were in line with the prior year’s quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.1 billion, or 11%, to $0.9 billion. The increase in gross profit consists principally of higher results in sweeteners and starches ($21 million), higher results in ethanol ($30 million), and higher results in transportation ($17 million). These factors are explained in the segment operating profit discussion starting on page 33. Current period gross profit includes a credit of $13 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $14 million during the same period last year. The increase in underlying commodity prices from the prior year quarter did not result in a significant increase in margins or gross profit as higher underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $42 million to $521 million due principally to increased spending on the Company’s business transformation program and related IT costs and higher people costs including benefit accruals.

Asset impairment, exit, and restructuring charges decreased $3 million to $10 million. Current period charges consisted of $6 million of restructuring charges in the Agricultural Services segment and $4 million of other individually insignificant fixed asset impairments and restructuring charges. Prior period charges of $13 million consisted of software impairment and restructuring charges.

Interest expense increased $11 million to $81 million due principally to higher interest rates on short-term debt and the overall mix of short-term and long-term debt following the issuance of the new $1 billion fixed-rate notes in August 2016.

Equity in earnings of unconsolidated affiliates increased $107 million to $172 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar, and improved results from the Company’s equity investment in CIP.

Other income - net during the current period of $7 million includes gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$13	$23	$(10)
Milling and Other	44	48	(4)
Transportation	24	4	20
Total Agricultural Services	81	75	6

Corn Processing
Sweeteners and Starches	162	143	19
Bioproducts	15	(12)	27
Total Corn Processing	177	131	46

Oilseeds Processing
Crushing and Origination	119	119	—
Refining, Packaging, Biodiesel, and Other	59	79	(20)
Asia	135	62	73
Total Oilseeds Processing	313	260	53

Wild Flavors and Specialty Ingredients	75	70	5
Total Wild Flavors and Specialty Ingredients	75	70	5

Other - Financial	30	37	(7)
Total Other	30	37	(7)
Total Segment Operating Profit	676	573	103
Corporate	(218)	(267)	49
Earnings Before Income Taxes	$458	$306	$152

Agricultural Services operating profit increased 8%. Merchandising and Handling operating results declined primarily due to the lack of international merchandising opportunities and some unfavorable mark-to-market effects. North America grain showed better results with improving grain carries and good execution volumes amidst strong global demand for U.S. commodities. Milling and Other had a strong quarter but with lower volumes and margins. Transportation results increased due to significantly higher barge volumes.

Corn Processing operating profit increased 35%. Sweeteners and Starches operating profit increased due to improved domestic demand and higher volumes and margins from the European business. Bioproducts profit increased due to strong ethanol export demand and improved margins, and improved lysine margins partially offset by lower volumes caused by a mild winter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Oilseeds Processing operating profit increased 20%. Crushing and Origination operating profit was comparable to the prior year’s quarter. Higher softseed results in North America and Europe were offset by lower crushing and origination results in South America as the pace of farmer selling was slower than expected. A competitive global protein meal market continued to pressure soybean crush margins. Refining, Packaging, Biodiesel, and Other operating profit declined due to lower biodiesel volumes and margins in North America partially offset by improved results in South American packaged oils and biodiesel. Solid results in European food oils were offset by timing effects. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased 7% due to good sales volumes in the Wild Flavors business in Africa and the Middle East and strong sales in Asia. Specialty ingredients was down as strong protein results in North America were offset by weaker results in some specialty ingredients including fibers.

Other - Financial operating profit decreased 19% due to the absence of the Company’s share in the earnings of an equity investment that was sold in the third quarter of fiscal 2016 partially offset by improved results from its captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In millions)
LIFO credit (charge)	$13	$(14)	$27
Interest expense - net	(79)	(68)	(11)
Unallocated corporate costs	(132)	(105)	(27)
Other charges	(1)	(11)	10
Minority interest and other	(19)	(69)	50
Total Corporate	$(218)	$(267)	$49

Corporate results were a net charge of $218 million this quarter compared to $267 million in last year’s quarter. The effect of changing agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $13 million this quarter compared to a charge of $14 million in the prior year quarter. Interest expense - net increased $11 million due principally to higher interest rates on short-term debt and the overall mix of short-term and long-term debt following the issuance of the new $1 billion fixed-rate debt in August 2016. Unallocated corporate costs increased $27 million due primarily to increased spending on the Company’s business transformation program and IT costs, and higher people costs including benefit accruals. Other charges in the prior period related to software impairment. Minority interest and other expense decreased due to improved results from the Company’s equity investment in CIP.

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

Management believes that adjusted EPS and adjusted EBITDA are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS and adjusted EBITDA are not intended to replace or be an alternative to diluted EPS and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	579		597
Net earnings and reported EPS (fully diluted)	$339	$0.59	$230	$0.39
Adjustments:
LIFO charge (credit) - net of tax of $5 million in 2017 and $5 million and 2016 (1)	(8)	(0.01)	9	0.02
Asset impairment and restructuring charges - net of tax of $2 million in 2017 and $5 million in 2016 (2)	8	0.01	8	0.01
Certain discrete tax adjustments	4	0.01	—	—
Total adjustments	4	0.01	17	0.03
Adjusted net earnings and adjusted EPS	$343	$0.60	$247	$0.42

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(In millions)	2017	2016	Change
Earnings before income taxes	$458	$306	$152
Interest expense	81	70	11
Depreciation and amortization	225	229	(4)
LIFO	(13)	14	(27)
Asset impairment and restructuring charges	10	13	(3)
Adjusted EBITDA	$761	$632	$129

Agricultural Services
Earnings before income taxes	$81	$75	$6
Depreciation and amortization	49	51	(2)
Asset impairment and restructuring charges	7	1	6
Agricultural Services Adjusted EBITDA	137	127	10
Corn Processing
Earnings before income taxes	177	131	46
Depreciation and amortization	88	93	(5)
Asset impairment, restructuring, and settlement charges	1	—	1
Corn Processing Adjusted EBITDA	266	224	42
Oilseeds Processing
Earnings before income taxes	313	260	53
Depreciation and amortization	49	48	1
Asset impairment and restructuring charges	1	1	—
Oilseeds Processing Adjusted EBITDA	363	309	54
Wild Flavors and Specialty Ingredients
Earnings before income taxes	75	70	5
Depreciation and amortization	24	22	2
Wild Flavors and Specialty Ingredients Adjusted EBITDA	99	92	7
Other - Financial
Earnings before income taxes	30	37	(7)
Interest expense	1	1	—
Depreciation and amortization	1	1	—
Other - Financial Adjusted EBITDA	32	39	(7)
Corporate
Earnings (losses) before income taxes	(218)	(267)	49
Interest expense	80	69	11
Depreciation and amortization	14	14	—
LIFO	(13)	14	(27)
Asset impairment and restructuring charges	1	11	(10)
Corporate Adjusted EBITDA	(136)	(159)	23
Total Adjusted EBITDA	$761	$632	$129

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At March 31, 2017, the Company had $0.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital is $5.6 billion of readily marketable commodity inventories. Cash provided by operating activities was $409 million for the three months compared to $25 million the same period last year. Working capital changes decreased cash by $0.1 billion for the three months and $0.5 billion for the same period last year. Trade receivables decreased $0.2 billion due principally to a shorter days sales outstanding partially offset by lower receivables sold under the accounts receivable securitization programs. Inventories declined approximately $0.2 billion due to lower inventory prices partially offset by higher quantities. Trade payables declined approximately $0.2 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities of $0.4 billion for the three months was comparable to the same period last year. Sales of marketable securities, net of purchases, were $0.1 billion for the three months compared to net purchases of $0.1 billion the same period last year. Capital expenditures and net assets of businesses acquired for the three months of $0.3 billion was comparable to the same period last year. Other investing activities include additional investment in Wilmar of $0.2 billion for the three months compared to $0.1 billion the same period last year. Cash used in financing activities was $0.2 billion for the three months compared to cash provided of $0.2 billion the same period last year. Commercial paper borrowings for the three months were $0.3 billion compared to $0.7 billion the same period last year. Share repurchases were $0.2 billion for the three months compared to $0.3 billion the same period last year.

At March 31, 2017, the Company’s capital resources included net worth of $17.1 billion and lines of credit, including the accounts receivable securitization programs, totaling $6.7 billion, of which $5.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at March 31, 2017 and 27% at December 31, 2016. The Company uses this ratio as a measure of the Company’s long-term indebtedness and as an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.3 billion of commercial paper outstanding at March 31, 2017.

As of March 31, 2017, the Company had $0.5 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.0 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2017, the Company utilized $1.2 billion of its facility under the Programs.

For the three months ended March 31, 2017, the Company spent approximately $0.2 billion in capital expenditures, $0.1 billion in acquisitions, $0.2 billion in additional Wilmar investment, $0.2 billion in dividends, and $0.2 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 5.5 million shares during the three months ended March 31, 2017. The Company has 25.8 million shares remaining that may be repurchased under the program until December 31, 2019.

The Company expects capital expenditures of up to $1.2 billion during 2017. In 2017, the Company expects aggregate cash outlays of approximately $0.7 billion in dividends and $1.0 billion to $1.5 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2017 and December 31, 2016 were $9.7 billion and $10.6 billion, respectively.  The decrease is related to obligations to purchase lower quantities of agricultural commodity inventories and lower prices. As of March 31, 2017, the Company expects to make payments related to purchase obligations of $8.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2017.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2017.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2017 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three months ended		Year ended
	March 31, 2017		December 31, 2016
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$394	$39	$876	$88
Lowest position	(82)	(8)	(529)	(53)
Average position	102	10	27	3

The change in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in corporate finance and in over 200 locations, and will continue to roll out the ERP system over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal courts and consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, again alleging that Syngenta was negligent in commercializing its products. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies seeking contribution in the event that Syngenta is held liable in these lawsuits; the courts dismissed these third-party claims on April 4, 2016, and the Company is therefore no longer a third-party defendant in the MDL. Third, the Company and other grain companies have been named as a defendant in numerous individual and purported class action suits filed by farmers and other parties in state and federal courts beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. On September 6, 2016, the court in the Minnesota state MDL proceedings granted the Company’s motion to dismiss the complaints against the Company in those actions, and on January 4, 2017, a federal court in the Southern District of Illinois similarly dismissed all of the pending complaints against the Company there. Currently, the Company remains a defendant in only certain state court actions by farmers and other parties pending in Illinois state court, which the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company and Olam International Limited have appointed an independent third party to resolve disagreements concerning the final purchase price adjustments related to the 2015 sale of the Company’s cocoa processing business. The Company expects this matter to be resolved during the second quarter of 2017, has accrued an amount it believes will be the most probable settlement of the matter, and does not believe the ultimate resolution will have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2017. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2017 to
January 31, 2017	1,394,257	$44.911	1,394,257	29,943,652

February 1, 2017 to
February 28, 2017	1,623,660	44.078	1,499,375	28,444,277

March 1, 2017 to
March 31, 2017	2,639,622	45.201	2,639,622	25,804,655
Total	5,657,539	$44.807	5,533,254	25,804,655

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2017, there were 124,285 shares received as payments for the minimum withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2017, there were no shares received for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit (3i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through February 9, 2017 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

10.1	Form of Restricted Stock Unit Award Terms and Conditions.

10.2	Form of Performance Share Unit Award Terms and Conditions.

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: May 2, 2017