Form 10-Q
period 2017-06-30
ARCHER DANIELS MIDLAND CO
filed 2017-08-01
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common Stock, no par value – 562,547,422 shares
(July 31, 2017)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)

Revenues	$14,943	$15,629	$29,931	$30,013
Cost of products sold	14,056	14,892	28,176	28,495
Gross Profit	887	737	1,755	1,518

Selling, general, and administrative expenses	531	500	1,052	979
Asset impairment, exit, and restructuring costs	23	12	33	25
Interest expense	86	65	167	135
Equity in earnings of unconsolidated affiliates	(109)	(90)	(281)	(155)
Interest income	(25)	(23)	(48)	(45)
Other (income) expense – net	(2)	(134)	(9)	(134)
Earnings Before Income Taxes	383	407	841	713

Income taxes	108	119	226	195
Net Earnings Including Noncontrolling Interests	275	288	615	518

Less: Net earnings (losses) attributable to noncontrolling interests	(1)	4	—	4

Net Earnings Attributable to Controlling Interests	$276	$284	$615	$514

Average number of shares outstanding – basic	571	591	574	593

Average number of shares outstanding – diluted	574	594	576	595

Basic earnings per common share	$0.48	$0.48	$1.07	$0.87

Diluted earnings per common share	$0.48	$0.48	$1.07	$0.87

Dividends per common share	$0.32	$0.30	$0.64	$0.60

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)

Net earnings including noncontrolling interests	$275	$288	$615	$518
Other comprehensive income (loss):
Foreign currency translation adjustment	362	(218)	383	(16)
Tax effect	33	(10)	36	13
Net of tax amount	395	(228)	419	(3)

Pension and other postretirement benefit liabilities adjustment	7	15	19	16
Tax effect	(2)	(3)	(8)	(3)
Net of tax amount	5	12	11	13

Deferred gain (loss) on hedging activities	35	(21)	38	(11)
Tax effect	(2)	2	(5)	—
Net of tax amount	33	(19)	33	(11)

Unrealized gain (loss) on investments	1	45	(5)	12
Tax effect	—	(1)	—	(3)
Net of tax amount	1	44	(5)	9
Other comprehensive income (loss)	434	(191)	458	8
Comprehensive income (loss) including noncontrolling interests	709	97	1,073	526

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	4	1	4

Comprehensive income (loss) attributable to controlling interests	$709	$93	$1,072	$522

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$433	$619
Short-term marketable securities	237	296
Segregated cash and investments	5,070	5,011
Trade receivables	1,717	1,905
Inventories	7,846	8,831
Other current assets	2,898	4,383
Total Current Assets	18,201	21,045

Investments and Other Assets
Investments in and advances to affiliates	4,856	4,497
Long-term marketable securities	199	187
Goodwill and other intangible assets	3,866	3,703
Other assets	750	579
Total Investments and Other Assets	9,671	8,966

Property, Plant, and Equipment
Land	453	445
Buildings	4,872	4,679
Machinery and equipment	17,620	17,160
Construction in progress	1,227	1,213
	24,172	23,497
Accumulated depreciation	(14,227)	(13,739)
Net Property, Plant, and Equipment	9,945	9,758
Total Assets	$37,817	$39,769

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$353	$154
Trade payables	2,926	3,606
Payables to brokerage customers	5,106	5,158
Accrued expenses and other payables	2,465	3,982
Current maturities of long-term debt	571	273
Total Current Liabilities	11,421	13,173

Long-Term Liabilities
Long-term debt	6,056	6,504
Deferred income taxes	1,606	1,669
Other	1,289	1,218
Total Long-Term Liabilities	8,951	9,391

Temporary Equity - Redeemable noncontrolling interest	27	24

Shareholders’ Equity
Common stock	2,376	2,327
Reinvested earnings	17,176	17,444
Accumulated other comprehensive income (loss)	(2,141)	(2,598)
Noncontrolling interests	7	8
Total Shareholders’ Equity	17,418	17,181
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$37,817	$39,769

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2017	2016
Operating Activities
Net earnings including noncontrolling interests	$615	$518
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	452	452
Asset impairment charges	19	20
Deferred income taxes	(82)	86
Equity in earnings of affiliates, net of dividends	(160)	(30)
Stock compensation expense	48	45
Deferred cash flow hedges	39	44
Gains on sales of assets and businesses/revaluation	(51)	(121)
Other – net	120	24
Changes in operating assets and liabilities
Segregated cash and investments	(113)	(408)
Trade receivables	278	(477)
Inventories	1,129	283
Other current assets	1,413	(15)
Trade payables	(757)	(710)
Payables to brokerage customers	(95)	500
Accrued expenses and other payables	(1,541)	(580)
Total Operating Activities	1,314	(369)

Investing Activities
Purchases of property, plant, and equipment	(452)	(396)
Proceeds from sales of business and assets	149	96
Net assets of businesses acquired	(180)	(120)
Purchases of marketable securities	(318)	(802)
Proceeds from sales of marketable securities	424	865
Investments in and advances to affiliates	(186)	(464)
Other – net	(3)	8
Total Investing Activities	(566)	(813)

Financing Activities
Long-term debt borrowings	17	—
Long-term debt payments	(269)	(8)
Net borrowings (payments) under lines of credit agreements	195	1,454
Share repurchases	(511)	(487)
Cash dividends	(364)	(353)
Other – net	(7)	(3)
Total Financing Activities	(939)	603

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(191)	(579)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	688	1,003
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$497	$424

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$433	$334
Restricted cash and restricted cash equivalents included in segregated cash and investments	64	90
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$497	$424

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181
Impact of ASU 2016-16 (see Note 2)			(7)			(7)
Balance, January 1, 2017	573	$2,327	$17,437	$(2,598)	$8	$17,174
Comprehensive income
Net earnings			615		—
Other comprehensive income (loss)				457	1
Total comprehensive income						1,073
Cash dividends paid- $0.64 per share			(364)			(364)
Share repurchases	(12)		(511)			(511)
Stock compensation expense	2	48				48
Other	—	1	(1)	—	(2)	(2)
Balance, June 30, 2017	563	$2,376	$17,176	$(2,141)	$7	$17,418

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reclassifications

The Company classified $17 million and $32 million of fees from its U.S. futures commission brokerage business in cost of products sold in the quarter and six months ended June 30, 2017, respectively. The current presentation is consistent with the classification of similar fees in the Company’s futures commission brokerage business in the U.K. Prior period amounts of $20 million and $35 million in the quarter and six months ended June 30, 2016, respectively, have been reclassified from selling, general, and administrative expenses in the consolidated statement of earnings to conform to the current presentation.

In the quarter ended June 30, 2017, the Company began presenting certain items (specified items) separately from the individual business segments as further described in Note 14 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prior period amounts conform to the current presentation with no change in total segment operating profit.

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

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 810, Consolidation, which affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. The amended guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company was required to adopt the amended guidance using a retrospective transition approach to all periods presented. The adoption of this amended guidance did not result in the deconsolidation or consolidation of any of its variable interest entities.

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements including separate quantitative disclosure of revenues within the scope of Topic 606 and revenues excluded from the scope of Topic 606. Many of the Company’s sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. The Company utilized surveys to validate all of its current revenue recognition streams and identify areas of its business where potential differences could result from applying the requirements of the new standard. The Company also conducted workshops and is currently conducting contract reviews to gather more information about the nature, magnitude, and frequency of the underlying transactions that drove the survey responses. Based on the surveys, workshops, and contract reviews, the Company identified potential accounting change in the areas of control transfer, consignment arrangements, repurchase options/rights, multiple element arrangements, voyage charter revenue, variable consideration, and principal versus agent arrangements. In the second half of the year, the Company will complete the final phase of its revenue recognition implementation plan which includes quantification of the areas of accounting change and an assessment of the financial impact of the new guidance on its consolidated financial statements.

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 805, Business Combinations, which clarifies the definition of a business. The amended guidance is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (disposals) of assets or businesses and provides a more robust framework to use in determining when a set of assets and activities is a business. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. No disclosures are required at adoption. The Company plans to adopt the amended guidance on October 1, 2017.

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

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 718, Compensation - Stock Compensation (Topic 718), which provides clarity and reduces diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment. The amendments include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.	Pending Accounting Standards (Continued)

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey were cross-referenced against other available lease information (i.e., year-end disclosures and general ledger). The Company is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes and disclosures. The next phase of the implementation plan is the abstraction of the relevant lease contract data points which is expected to be completed in the first quarter of 2018. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily, as a result of operating leases currently not recognized on the balance sheet. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated statement of earnings.

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

During the six months ended June 30, 2017, the Company acquired Crosswind Industries, Inc., an 89% ownership stake in Biopolis SL, and Chamtor SA. The aggregate cash purchase price of these acquisitions of $180 million, net of cash acquired of $6 million, was preliminarily allocated to working capital, property, plant, and equipment, goodwill, other intangible assets, other long term assets, long-term liabilities, and noncontrolling interest for $18 million, $101 million, $21 million, $50 million, $6 million, $14 million, and $2 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,143	$1,000	$4,143
Unrealized derivative gains:
Commodity contracts	—	338	106	444
Foreign currency contracts	—	83	—	83
Interest rate contracts	—	8	—	8
Cash equivalents	22	—	—	22
Marketable securities	346	90	—	436
Segregated investments	1,492	—	—	1,492
Deferred receivables consideration	—	353	—	353
Total Assets	$1,860	$4,015	$1,106	$6,981

Liabilities:
Unrealized derivative losses:
Commodity contracts	$1	$316	$154	$471
Foreign currency contracts	—	110	—	110
Inventory-related payables	—	329	32	361
Total Liabilities	$1	$755	$186	$942

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,102	$1,322	$4,424
Unrealized derivative gains:
Commodity contracts	—	371	140	511
Foreign exchange contracts	—	102	—	102
Interest rate contracts	—	11	—	11
Cash equivalents	286	—	—	286
Marketable securities	408	69	—	477
Segregated investments	1,613	—	—	1,613
Deferred receivables consideration	—	540	—	540
Total Assets	$2,307	$4,195	$1,462	$7,964

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$419	$142	$561
Foreign exchange contracts	—	90	—	90
Inventory-related payables	—	491	30	521
Total Liabilities	$—	$1,000	$172	$1,172

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2017.

	Level 3 Fair Value Asset Measurements at
	June 30, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2017	$1,129	$173	$1,302
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	157	71	228
Purchases	2,329	—	2,329
Sales	(2,677)	—	(2,677)
Settlements	—	(140)	(140)
Transfers into Level 3	115	19	134
Transfers out of Level 3	(53)	(17)	(70)
Ending balance, June 30, 2017	$1,000	$106	$1,106

* Includes increase in unrealized gains of $148 million relating to Level 3 assets still held at June 30, 2017.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2017.

	Level 3 Fair Value Liability Measurements at
	June 30, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2017	$28	$123	$151
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(9)	81	72
Purchases	16	—	16
Sales	(3)	—	(3)
Settlements	—	(98)	(98)
Transfers into Level 3	—	49	49
Transfers out of Level 3	—	(1)	(1)
Ending balance, June 30, 2017	$32	$154	$186

* Includes decrease in unrealized losses of $85 million relating to Level 3 liabilities still held at June 30, 2017.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017.

	Level 3 Fair Value Asset Measurements at
	June 30, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2016	$1,322	$140	$1,462
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(90)	140	50
Purchases	5,577	—	5,577
Sales	(5,871)	—	(5,871)
Settlements	—	(209)	(209)
Transfers into Level 3	115	66	181
Transfers out of Level 3	(53)	(31)	(84)
Ending balance, June 30, 2017	$1,000	$106	$1,106

* Includes decrease in unrealized gains of $34 million relating to Level 3 assets still held at June 30, 2017.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017.

	Level 3 Fair Value Liability Measurements at
	June 30, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2016	$30	$142	$172
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	5	119	124
Purchases	17	—	17
Sales	(20)	—	(20)
Settlements	—	(166)	(166)
Transfers into Level 3	—	73	73
Transfers out of Level 3	—	(14)	(14)
Ending balance, June 30, 2017	$32	$154	$186

* Includes decrease in unrealized losses of $124 million relating to Level 3 liabilities still held at June 30, 2017.

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

*Includes increase in unrealized gains of $14 million relating to Level 3 assets still held at June 30, 2016.

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

*Includes increase in unrealized losses of $498 million relating to Level 3 assets still held at June 30, 2016.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2017 and December 31, 2016. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2017 is a weighted average 12.6% of the total price for assets and 53.9% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2017		December 31, 2016
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	12.6%	53.9%	16.5%	67.1%
Transportation cost	16.1%	17.8%	8.3%	—

Commodity Derivative Contracts
Basis	19.7%	27.5%	16.9%	27.0%
Transportation cost	6.8%	9.6%	11.6%	13.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$83	$110	$102	$90
Commodity Contracts	444	471	511	561
Total	$527	$581	$613	$651

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017	2016
	(In millions)
Foreign Currency Contracts
Revenues	$3	$(13)
Cost of products sold	(30)	155
Other income (expense) – net	133	(104)

Commodity Contracts
Cost of products sold	1	(625)
Total gain (loss) recognized in earnings	$107	$(587)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Six months ended June 30,
	2017	2016
	(In millions)
Foreign Currency Contracts
Revenues	$(8)	$(13)
Cost of products sold	30	262
Other income (expense) – net	134	(105)

Commodity Contracts
Cost of products sold	$260	$(635)
Total gain (loss) recognized in earnings	$416	$(491)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2017 and December 31, 2016, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At June 30, 2017, the Company has $8 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no impact to earnings.
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
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 76 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 62% of its monthly anticipated grind.  At June 30, 2017, the Company has designated hedges representing between 1% and 34% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 66 million gallons of ethanol sales per month under these programs.  At June 30, 2017, the Company has designated hedges representing between 0 and 1 million gallons of ethanol sales per month over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$8	$—	$11	$—
Total	$8	$—	$11	$—

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016.

		Three months ended
	Consolidated Statement of Earnings Locations	June 30,
		2017	2016
		(In millions)
Effective amounts recognized in earnings
Foreign Currency Contracts	Other income/expense – net	$—	$(8)
Commodity Contracts	Revenues	1	(6)
	Cost of products sold	(6)	(5)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	—	(1)
	Cost of products sold	4	2
Total amount recognized in earnings		$(1)	$(18)

		Six months ended
	Consolidated Statement of Earnings Locations	June 30,
		2017	2016
		(In millions)
Effective amounts recognized in earnings
Foreign Currency Contracts	Other income/expense – net	$(2)	$(22)
Commodity Contracts	Revenues	—	(5)
	Cost of products sold	(5)	(24)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	4	1
	Cost of products sold	9	4
Total amount recognized in earnings		$6	$(46)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of June 30, 2017, the Company has $20 million of after-tax losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

June 30, 2017
United States government obligations
Maturity less than 1 year	$234	$—	$—	$234
Maturity 1 to 5 years	112	—	—	112
Corporate debt securities
Maturity less than 1 year	3	—	—	3
Maturity 1 to 5 years	87	—	—	87
	$436	$—	$—	$436

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2016
United States government obligations
Maturity less than 1 year	$287	$—	$—	$287
Maturity 1 to 5 years	121	—	(1)	120
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	8	—	—	8
Equity securities
Available-for-sale	1	—	—	1
	$484	$—	$(1)	$483

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2017	2016
	(In millions)

Unrealized gains on derivative contracts	$535	$624
Deferred receivables consideration	353	540
Customer omnibus receivable	430	521
Financing receivables - net (1)	351	373
Insurance premiums receivable	52	648
Prepaid expenses	285	268
Tax receivables	347	480
Non-trade receivables (2)	370	478
Other current assets	175	451
	$2,898	$4,383

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million at June 30, 2017 and December 31, 2016. Interest earned on financing receivables of $5 million and $12 million for the three and six months ended June 30, 2017, respectively, and $4 million and $12 million for the three and six months ended June 30, 2016, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables include $58 million and $223 million of reinsurance recoverables as of June 30, 2017 and December 31, 2016, respectively.

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2017	2016
	(In millions)

Unrealized losses on derivative contracts	$581	$651
Reinsurance premiums payable	13	479
Insurance claims payables	245	373
Deferred income	366	1,065
Other accruals and payable	1,260	1,414
	$2,465	$3,982

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

At June 30, 2017, the fair value of the Company’s long-term debt exceeded the carrying value by $1.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2017, the Company had lines of credit, including the accounts receivable securitization programs, totaling $6.7 billion, of which $5.1 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.2 billion of commercial paper outstanding at June 30, 2017.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.5 billion in funding resulting from the sale of accounts receivable. As of June 30, 2017, the Company utilized $1.2 billion of its facility under the Programs (see Note 16 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 28.2% and 26.9%, respectively, compared to 29.2% and 27.3% for the three and six months ended June 30, 2016, respectively. The change in the rates was primarily due to changes in the forecasted geographic mix of pre-tax earnings and the effect of certain discrete adjustments, partially offset by the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of June 30, 2017, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $464 million. The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $130 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2010. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2010, and estimates that these potential assessments would be approximately $210 million (as of June 30, 2017 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling $103 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2017 and the reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at March 31, 2017	$(2,078)	$6	$(515)	$13	$(2,574)
Other comprehensive income (loss) before reclassifications	361	30	(6)	1	386
Amounts reclassified from AOCI	—	5	13	—	18
Tax effect	33	(2)	(2)	—	29
Net current period other comprehensive income	394	33	5	1	433
Balance at June 30, 2017	$(1,684)	$39	$(510)	$14	$(2,141)

	Six months ended June 30, 2017
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)
Other comprehensive income before reclassifications	382	31	(9)	(5)	399
Amounts reclassified from AOCI	—	7	28	—	35
Tax effect	36	(5)	(8)	—	23
Net current period other comprehensive income	418	33	11	(5)	457
Balance at June 30, 2017	$(1,684)	$39	$(510)	$14	$(2,141)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Six months ended
Details about AOCI components	June 30, 2017	June 30, 2016	June 30 2017	June 30 2016	Affected line item in the consolidated statement of earnings
	(In millions)

Foreign currency translation adjustment
	$—	$(73)	$—	$(73)	Other income/expense
	—	—	—	—	Tax
	$—	$(73)	$—	$(73)	Net of tax

Deferred loss (gain) on hedging activities
	$6	$5	$5	$24	Cost of products sold
	—	8	2	22	Other income/expense
	(1)	6	—	5	Revenues
	5	19	7	51	Total before tax
	(2)	(8)	(3)	(19)	Tax
	$3	$11	$4	$32	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(3)	$(3)	$(6)	$(7)	Selling, general, and administrative expenses
Actuarial losses	16	15	34	29	Selling, general, and administrative expenses
	13	12	28	22	Total before tax
	(4)	(2)	(10)	(3)	Tax
	$9	$10	$18	$19	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
(Gains) losses on sales of assets and businesses	$(35)	$(121)	$(51)	$(124)
Other – net	33	(13)	42	(10)
Other (Income) Expense - Net	$(2)	$(134)	$(9)	$(134)

Gains on sales of assets and businesses for the three and six months ended June 30, 2017 include gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Gains on sales of assets and businesses for the three and six months ended June 30, 2016 included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors.

Other - net for the three and six months ended June 30, 2017 includes foreign exchange losses and changes in contingent settlement provisions. Other - net for the three and six months ended June 30, 2016 included foreign exchange gains and other income.

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Agricultural Services segment also includes the activities related to structured trade finance, the processing of wheat into wheat flour, and the Company’s share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture. The Agricultural Services segment also included returns associated with the Company’s 19.8% investment in GrainCorp until its sale in December 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, France, Morocco, Spain, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A. and Red Star Yeast Company LLC. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients, and an 89% ownership stake in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients. In June 2017, the Company completed the acquisition of Chamtor SA, a French producer of wheat-based sweeteners and starches.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex joint ventures. During the six months ended June 30, 2017, the Company acquired additional shares in Wilmar, increasing its ownership interest from 23.2% to 24.3% as of June 30, 2017.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses and specified items. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in Compagnie Industrialle et Financiere des Produits Amylaces SA (Luxembourg) (CIP).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Gross revenues
Agricultural Services	$6,594	$7,098	$14,329	$14,533
Corn Processing	2,455	2,549	4,801	4,940
Oilseeds Processing	7,161	7,195	13,312	12,920
Wild Flavors and Specialty Ingredients	656	684	1,223	1,279
Other	101	111	195	219
Intersegment elimination	(2,024)	(2,008)	(3,929)	(3,878)
Total gross revenues	$14,943	$15,629	$29,931	$30,013

Intersegment sales
Agricultural Services	$746	$711	$1,675	$1,666
Corn Processing	181	197	283	381
Oilseeds Processing	1,089	1,096	1,958	1,824
Wild Flavors and Specialty Ingredients	8	4	13	7
Total intersegment sales	$2,024	$2,008	$3,929	$3,878

Revenues from external customers
Agricultural Services
Merchandising and Handling	$5,099	$5,506	$11,169	$11,185
Milling and Other	698	825	1,384	1,571
Transportation	51	56	101	111
Total Agricultural Services	5,848	6,387	12,654	12,867
Corn Processing
Sweeteners and Starches	1,077	1,037	2,105	2,004
Bioproducts	1,197	1,315	2,413	2,555
Total Corn Processing	2,274	2,352	4,518	4,559
Oilseeds Processing
Crushing and Origination	3,911	4,033	7,185	7,139
Refining, Packaging, Biodiesel, and Other	2,094	2,041	4,039	3,810
Asia	67	25	130	147
Total Oilseeds Processing	6,072	6,099	11,354	11,096

Wild Flavors and Specialty Ingredients	648	680	1,210	1,272
Total Wild Flavors and Specialty Ingredients	648	680	1,210	1,272

Other - Financial	101	111	195	219
Total Other	101	111	195	219
Total revenues from external customers	$14,943	$15,629	$29,931	$30,013

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Segment operating profit
Agricultural Services	$109	$57	197	133
Corn Processing	224	163	395	292
Oilseeds Processing	206	235	520	496
Wild Flavors and Specialty Ingredients	92	94	167	164
Other	27	24	57	61
Specified Items:
Gains (losses) on sales of assets and businesses[1]	8	118	8	118
Impairment, restructuring, settlement charges[2]	(26)	(10)	(35)	(12)
Hedge timing effects[3]	2	(1)	9	1
Total segment operating profit	642	680	1,318	1,253
Corporate	(259)	(273)	(477)	(540)
Earnings before income taxes	$383	$407	$841	$713

1 Current period gain related to the sale of the crop risk services business partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Prior period gain primarily related to recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors.

2 Current quarter and year to date charges related to impairment of certain long-lived assets, restructuring charges, and a settlement charge. Prior quarter and YTD charges primarily related to impairment of certain long-lived assets and restructuring charges.

3 Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the quarter ended June 30, 2017 consisted of $7 million of asset impairments in the Agricultural Services segment, $6 million of asset impairments in the WFSI segment, $4 million of other individually insignificant asset impairments, and $6 million of restructuring charges. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2017 consisted of $8 million of asset impairments and $7 million of restructuring charges in the Agricultural Services segment, $6 million of asset impairments in the WFSI segment, $5 million of other individually insignificant asset impairments, and $7 million of other restructuring charges.

Asset impairment, exit, and restructuring costs in the quarter ended June 30, 2016 consisted of $5 million of asset impairments in the Corn Processing segment and $7 million of other individually insignificant asset impairments and restructuring charges. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2016 consisted of $11 million of software impairment in Corporate, $5 million of asset impairments in the Corn Processing segment, and $9 million of other individually insignificant asset impairments and restructuring charges.

Note 16.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 22, 2018, unless extended.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2017 and December 31, 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of June 30, 2017 and December 31, 2016, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.6 billion. In exchange for the transfer as of June 30, 2017 and December 31, 2016, the Company received cash of $1.2 billion and $1.0 billion and recorded a receivable for deferred consideration included in other current assets of $353 million and $540 million, respectively. Cash collections from customers on receivables sold were $16.5 billion and $16.1 billion for the six months ended June 30, 2017 and 2016, respectively. Of this amount, $16.5 billion and $16.0 billion pertain to cash collections on the deferred consideration for the six months ended June 30, 2017 and 2016, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $1 million during the three months ended June 30, 2017 and 2016, respectively, and $4 million and $2 million for the six months ended June 30, 2017 and 2016, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Subsequent Events

On July 19, 2017, the Company announced that it has completed the acquisition of a 51% controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, which will now be known as ADM Israel, for $10 million.

In July 2017, the Company announced that it is reconfiguring its Peoria, Illinois ethanol complex to focus on the more profitable high grade industrial and beverage alcohol as well as export fuel. Also in July 2017, the Company announced that as part of Project Readiness, it is reducing certain positions within its global workforce following a detailed review of its structure, organizational levels, spans of controls, degree of centralization of activities, organization of various staff activities, and leadership. The Company expects to record restructuring and impairment charges of approximately $80 million to $100 million pre-tax related to these actions in the third quarter of 2017.

On July 31, 2017, the Company announced a change to its U.S. salaried employee defined benefit pension plan (the ADM Retirement Plan). Effective December 31, 2021, the accrued pension benefits of active traditional formula plan participants will be frozen. Effective January 1, 2022, the impacted participants will begin participating in the Company’s existing cash-balance pension plan formula for future benefit accruals. Due to the significance of this plan amendment, the Company will be undertaking a plan remeasurement in the third quarter of 2017.

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

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in February 2017 of Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients;

•	the acquisition in February 2017 of an 89% ownership stake in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients;

•	the construction of a new feed-premix facility in Xiangtan, China, which is expected to be completed in 2019;

•	the sale in May 2017 of the Company's crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies;

•	the completion in May 2017 of a series of major enhancements at the Company’s export terminal in Santos, in the Brazilian state of Sao Paulo;

•	the construction of a new flour mill in Mendota, Illinois, which is expected to be completed in 2019;

•	the expansion of a Golden Peanut and Tree Nuts production facility in Blakely, Georgia, which is expected to be completed in 2018;

•	the completion of a new silo located on the Danube River in Silistra, Bulgaria;

•	the acquisition in June 2017 of Chamtor, a French producer of wheat-based sweeteners and starches; and

•
the acquisition in July 2017 of a controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, which will now be known as ADM Israel.

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

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was impacted by weak U.S. grain export competitiveness. Overall low market volatility continued due to surplus in the global market. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels, limiting margins. Global oilseeds crushed record volumes, although soy margins remained under pressure due to aggressive Argentina competition and slow meal demand growth due to competing proteins. Slow selling by farmers in Brazil continues to depress grain origination margins despite strong export volumes. Demand and margins for refined oil remained solid across all regions. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, specialty proteins, and edible bean products, but continued to be adversely affected by soft market conditions in certain non-flavor food ingredient markets.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net earnings attributable to controlling interests was $276 million in the second quarter of 2017 compared to $284 million in the second quarter of 2016. Segment operating profit was $642 million in the second quarter of 2017 compared to $680 million in the second quarter of 2016. Included in segment operating profit in the current quarter is a net charge of $16 million consisting of a net gain on sales of businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Included in segment operating profit in the prior year quarter is income of $107 million consisting of a net gain on sales of assets and businesses/revaluation, impairment, restructuring, and settlement charges, and corn hedge timing effects. Adjusted segment operating profit increased $85 million to $658 million due to improved global merchandising results and solid results in Corn Processing, partially offset by weaker South American origination margins, lower soybean crush margins, and weaker results in some specialty ingredients. Corporate results were a charge of $259 million this quarter compared to $273 million in last year’s quarter. Corporate results this quarter included a charge of $9 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $88 million in the second quarter of 2016.

Income taxes decreased $11 million to $108 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the quarter ended June 30, 2017 decreased to 28.2% compared to 29.2% for the quarter ended June 30, 2016, primarily due to the forecasted geographic mix of pre-tax earnings and the effect of certain discrete adjustments, partially offset by the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2017	2016	Change
Oilseeds	8,518	8,468	50
Corn	5,840	5,087	753
Total	14,358	13,555	803

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in corn relates to the strong demand environment for ethanol.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$5,099	$5,506	$(407)
Milling and Other	698	825	(127)
Transportation	51	56	(5)
Total Agricultural Services	5,848	6,387	(539)

Corn Processing
Sweeteners and Starches	1,077	1,037	40
Bioproducts	1,197	1,315	(118)
Total Corn Processing	2,274	2,352	(78)

Oilseeds Processing
Crushing and Origination	3,911	4,033	(122)
Refining, Packaging, Biodiesel, and Other	2,094	2,041	53
Asia	67	25	42
Total Oilseeds Processing	6,072	6,099	(27)

Wild Flavors and Specialty Ingredients	648	680	(32)
Total Wild Flavors and Specialty Ingredients	648	680	(32)

Other - Financial	101	111	(10)
Total Other	101	111	(10)
Total	$14,943	$15,629	$(686)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues decreased $0.7 billion to $14.9 billion due to lower average sales prices ($0.7 billion), including $0.1 billion from foreign currency translation impacts. The decrease in sales prices was due principally to a decrease in underlying agricultural commodity prices, in particular prices of soybeans, corn, meal, and wheat. Agricultural Services revenues decreased 8% to $5.8 billion due to lower sales volumes ($0.2 billion) and lower average sales prices ($0.3 billion). Corn Processing revenues decreased 3% to $2.3 billion due to lower average sales prices ($0.1 billion). Oilseeds Processing revenues of $6.1 billion were in line with the prior year’s quarter with lower average sales prices ($0.2 billion) offset by higher sales volumes ($0.2 billion). Wild Flavors and Specialty Ingredients revenues of $0.6 billion were in line with the prior year’s quarter.

Cost of products sold decreased $0.8 billion to $14.1 billion due principally to lower average commodity prices, including $0.1 billion from foreign currency translation impacts. Included in cost of products sold during this quarter is a charge of $9 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $88 million in the prior year’s quarter. Manufacturing expenses increased $0.1 billion to $1.3 billion due to higher salaries and benefits and increased expenses for gas and operating and maintenance supplies.

Gross profit increased $0.2 billion to $0.9 billion. The increase in gross profit consists principally of higher results in merchandising and handling ($61 million), sweeteners and starches ($12 million), ethanol ($33 million), biodiesel ($45 million) and peanuts ($12 million), partially offset by lower results in soybean processing ($85 million). These factors are explained in the segment operating profit discussion starting on page 39. Current period gross profit includes a charge of $9 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $88 million during the same period last year. The decrease in underlying commodity prices from the prior year quarter did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $31 million to $531 million due principally to higher salaries and benefits cost related to increased investments in the Company’s business transformation, IT, and innovation initiatives and higher bonus accruals.

Asset impairment, exit, and restructuring charges increased $11 million to $23 million. Current period charges consisted of $7 million of asset impairments in the Agricultural Services segment, $6 million of asset impairments in the WFSI segment, $4 million of other individually insignificant asset impairments, and $6 million of restructuring charges. Prior period charges included $5 million of asset impairments in the Corn Processing segment and $7 million of other individually insignificant asset impairments and restructuring charges.

Interest expense increased $21 million to $86 million due principally to higher interest rates on short-term debt, the issuance of the $1 billion fixed-rate notes in August 2016, and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in the prior period also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates increased $19 million to $109 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar, partially offset by lower results from the Company’s equity investment in CIP.

Other income decreased $132 million to $2 million. Current period income includes gains related to the sale of the crop risk services business and disposals of individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, foreign exchange losses, and changes in contingent settlement provisions. Prior period income included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, recovery of loss provisions as well as gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$40	$(14)	$54
Milling and Other	58	56	2
Transportation	11	15	(4)
Total Agricultural Services	109	57	52

Corn Processing
Sweeteners and Starches	198	182	16
Bioproducts	26	(19)	45
Total Corn Processing	224	163	61

Oilseeds Processing
Crushing and Origination	38	135	(97)
Refining, Packaging, Biodiesel, and Other	83	53	30
Asia	85	47	38
Total Oilseeds Processing	206	235	(29)

Wild Flavors and Specialty Ingredients	92	94	(2)
Total Wild Flavors and Specialty Ingredients	92	94	(2)

Other - Financial	27	24	3
Total Other	27	24	3

Specified Items:
Gains (losses) on sales of assets and businesses	8	118	(110)
Impairment, restructuring, settlement charges	(26)	(10)	(16)
Hedge timing effects	2	(1)	3
Total Specified Items	(16)	107	(123)

Total Segment Operating Profit	$642	$680	$(38)

Adjusted Segment Operating Profit[1]	$658	$573	$85

Segment Operating Profit	$642	$680	$(38)
Corporate	(259)	(273)	14
Earnings Before Income Taxes	$383	$407	$(24)

1 Adjusted segment operating profit is segment operating profit excluding specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit increased 91%. Merchandising and Handling operating results increased primarily due to strong carries in wheat, corn, and soybeans in North America. Global Trade generated solid results and was up over the year-ago quarter, benefiting from improved margins, favorable timing effects, and actions to improve performance. Milling and Other results increased, driven by steady margins and favorable merchandising results. Transportation results decreased due to river conditions and lower freight rates.

Corn Processing operating profit increased 37%. Sweeteners and Starches operating profit increased due to higher volumes and improved margins in North America. Bioproducts results increased over a weak prior year, with an improvement in ethanol margins

Oilseeds Processing operating profit decreased 12%. Crushing and Origination operating profit decreased from the prior year’s quarter due to weak margins in both global soybean crush and South American origination. The softseeds business capitalized on higher softseeds margins by utilizing its global flex capacity. Refining, Packaging, Biodiesel, and Other operating profit improved due to solid results in all regions, with South America refined and packaged oils and the global peanut business contributing to strong performance in the quarter. North America Biodiesel results also improved due to unfavorable timing effects in the prior year quarter. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients operating profit decreased 2% due to weaker results in specialty ingredients, partially offset by operating profit growth in Wild Flavors with strong sales globally.

Other - Financial operating profit increased 13% primarily due to improved results from the captive insurance operations, partially offset by the absence of the Company’s share in the earnings of an equity investment that was sold in the third quarter of fiscal 2016.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2017	2016	Change
	(In millions)
LIFO credit (charge)	$(9)	$(88)	$79
Interest expense - net	(81)	(63)	(18)
Unallocated corporate costs	(134)	(114)	(20)
Other charges	(2)	(2)	—
Minority interest and other	(33)	(6)	(27)
Total Corporate	$(259)	$(273)	$14

Corporate results were a net charge of $259 million this quarter compared to $273 million in last year’s quarter. The effect of changing agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $9 million this quarter compared to $88 million in the prior year quarter. Interest expense - net increased $18 million due principally to higher interest rates on short-term debt and the issuance of the $1 billion fixed-rate debt in August 2016 and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in the prior period also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs increased $20 million due principally to increased investments in the Company’s business transformation, IT, and innovation initiatives. Minority interest and other expense increased due to lower results from the Company’s equity investment in CIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of certain specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to diluted EPS, earnings before income taxes and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	574		594
Net earnings and reported EPS (fully diluted)	$276	$0.48	$284	$0.48
Adjustments:
LIFO charge (credit) - net of tax of $3 million in 2017 and $33 million and 2016 (1)	6	0.01	55	0.09
(Gains) losses on sales of assets and businesses - net of tax of $30 million in 2017 and $17 million in 2016 (2)	22	0.04	(101)	(0.17)
Asset impairment, restructuring, and settlement charges - net of tax of $7 million in 2017 and $4 million in 2016 (2)	21	0.04	8	0.01
Total adjustments	49	0.09	(38)	(0.07)
Adjusted net earnings and adjusted EPS	$325	$0.57	$246	$0.41

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,
(In millions)	2017	2016	Change
Earnings before income taxes	$383	$407	$(24)
Interest expense	86	65	21
Depreciation and amortization	227	223	4
LIFO	9	88	(79)
(Gains) losses on sales of assets and businesses	(8)	(118)	110
Asset impairment, restructuring, and settlement charges	28	12	16
Adjusted EBITDA	$725	$677	$48

	Three months ended June 30,
(In millions)	2017	2016	Change
Agricultural Services	$159	$107	$52
Corn Processing	314	247	67
Oilseeds Processing	256	285	(29)
Wild Flavors and Specialty Ingredients	115	117	(2)
Other - Financial	32	26	6
Corporate	(151)	(105)	(46)
Adjusted EBITDA	$725	$677	$48

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Agricultural Services, U.S. grain sales volumes improved on better margins. Overall low market volatility continued due to surplus in the global market. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels limiting margins. Global oilseeds processing volumes were strong, although soy margins have been pressured due to slow meal demand growth due to competing proteins. Softseed crushing margins were improved earlier in the year but have trended lower in the second quarter. Slow selling by farmers in Brazil continues to depress grain origination margins despite strong export volumes. Demand and margins for refined oil remained solid across all regions. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, specialty proteins, and edible bean products, but continued to be adversely affected by soft market conditions in certain non-flavor food ingredient markets.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net earnings attributable to controlling interests increased $101 million to $615 million. Segment operating profit of $1.3 billion in the current period was comparable to the prior period. Included in segment operating profit in the current period is a net charge of $18 million consisting of a net gain on sales of businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Included in segment operating profit in the prior period is income of $107 million consisting of a net gain on sales of assets and businesses/revaluation, impairment, restructuring, and settlement charges, and corn hedge timing effects. Adjusted segment operating profit increased $0.2 billion to $1.3 billion, due to improved global merchandising results and solid results in Corn Processing, partially offset by weaker South American origination margins, lower soybean crush margins, and weaker results in some specialty ingredients. Corporate results were a charge of $477 million for the six months compared to $540 million the same period last year. Corporate results for the six months include a credit of $4 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $102 million the same period last year and a $50 million loss from the Company’s share in the results of its equity investment in CIP’s updated portfolio valuations in the first quarter of 2016.

Income taxes increased $31 million due to higher earnings before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2017 decreased to 26.9% compared to 27.3% for the six months ended June 30, 2016, primarily due to the forecasted geographic mix of pre-tax earnings and the effect of certain discrete adjustments, partially offset by the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2017	2016	Change
Oilseeds	17,337	16,749	588
Corn	11,384	10,829	555
Total	28,721	27,578	1,143

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to the strong demand environment for soybean meal and canola oil. The overall increase in corn is due to the strong demand environment for ethanol partially offset by the production disruption in one of the Company’s plants due to a water pipe leak in the first quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$11,169	$11,185	$(16)
Milling and Other	1,384	1,571	(187)
Transportation	101	111	(10)
Total Agricultural Services	12,654	12,867	(213)

Corn Processing
Sweeteners and Starches	2,105	2,004	101
Bioproducts	2,413	2,555	(142)
Total Corn Processing	4,518	4,559	(41)

Oilseeds Processing
Crushing and Origination	7,185	7,139	46
Refining, Packaging, Biodiesel, and Other	4,039	3,810	229
Asia	130	147	(17)
Total Oilseeds Processing	11,354	11,096	258

Wild Flavors and Specialty Ingredients	1,210	1,272	(62)
Total Wild Flavors and Specialty Ingredients	1,210	1,272	(62)

Other - Financial	195	219	(24)
Total Other	195	219	(24)
Total	$29,931	$30,013	$(82)

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

Revenues decreased $0.1 billion to $29.9 billion due to lower average sales prices ($0.1 billion), including $0.2 billion in foreign currency translation impacts. Agricultural Services revenues decreased 2% to $12.7 billion due to lower average sales prices ($0.4 billion) partially offset by higher sales volumes ($0.2 billion). Corn Processing revenues were relatively in line with the prior period. Oilseeds Processing revenues increased 2% to $11.4 billion due to higher average sales prices ($0.4 billion) partially offset by lower sales volumes ($0.2 billion). Wild Flavors and Specialty Ingredients revenues decreased 5% to 1.2 billion due to lower average sales prices ($0.1 billion).

Cost of products sold decreased $0.3 billion to $28.2 billion due principally to lower average commodity costs, including $0.2 billion in foreign currency translation impacts. Included in cost of products sold is a credit of $4 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $102 million in the prior year’s period. Manufacturing expenses increased $0.1 billion to $2.6 billion due to higher salaries and benefits and increased expenses for gas and operating and maintenance supplies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.2 billion to $1.8 billion. The increase in gross profit consists principally of higher results in merchandising and handling ($54 million), sweeteners and starches ($33 million), ethanol ($53 million), and peanuts ($20 million), partially offset by lower results in soybean processing ($112 million). These factors are explained in the segment operating profit discussion on page 46. Current period gross profit includes a credit of $4 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $102 million during the same period last year. The decrease in underlying commodity prices from the prior year did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses increased $0.1 billion to $1.1 billion due principally to higher salaries and benefits cost related to increased investments in the Company’s business transformation, IT, and innovation initiatives and higher bonus accruals.

Asset impairment, exit, and restructuring costs increased $8 million to $33 million. Current period charges consisted of $8 million of asset impairments and $7 million of restructuring charges in the Agricultural Services segment, $6 million of fixed asset impairments in the WFSI segment, $5 million of other individually insignificant asset impairments, and $7 million of other restructuring charges. Prior period charges included $11 million of software impairment in Corporate, $5 million of asset impairments in the Corn Processing segment, and $9 million of other individually insignificant fixed asset impairments and restructuring charges.

Interest expense increased $32 million to $167 million due principally to higher interest rates on short-term debt, the issuance of the new $1 billion fixed-rate notes in August 2016, and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in the prior period also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates increased $126 million to $281 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar and improved results from the Company’s equity investment in CIP, partially offset by decreased earnings resulting from the disposal of an equity investment.

Other income decreased $125 million to $9 million. Current period income includes gains related to the sale of the crop risk services business and disposals of individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, foreign exchange losses, and changes in contingent settlement provisions. Prior period income included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V. in December 2012, recovery of loss provisions as well as gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Wild Flavors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	59	10	$49
Milling and Other	103	104	(1)
Transportation	35	19	16
Total Agricultural Services	197	133	64

Corn Processing
Sweeteners and Starches	359	323	36
Bioproducts	36	(31)	67
Total Corn Processing	395	292	103

Oilseeds Processing
Crushing and Origination	158	255	(97)
Refining, Packaging, Biodiesel, and Other	142	132	10
Asia	220	109	111
Total Oilseeds Processing	520	496	24

Wild Flavors and Specialty Ingredients	167	164	3
Total Wild Flavors and Specialty Ingredients	167	164	3

Other - Financial	57	61	(4)
Total Other	57	61	(4)

Specified Items:
Gains (losses) on sales of assets and businesses	8	118	(110)
Impairment, restructuring, settlement charges	(35)	(12)	(23)
Hedge timing effects	9	1	8
Total Specified Items	(18)	107	(125)

Total Segment Operating Profit	1,318	1,253	65

Adjusted Segment Operating Profit[1]	1,336	1,146	190

Segment Operating Profit	$1,318	$1,253	$65
Corporate	(477)	(540)	63
Earnings Before Income Taxes	$841	$713	$128

1 Adjusted segment operating profit is segment operating profit excluding specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits increased 48%. In Merchandising and Handling, North America grain showed better results with strong carries in wheat, corn, and soybeans and good execution volumes amidst strong global demand for U.S. commodities. Global Trade generated solid results benefiting from improved margins, favorable timing effects, and actions to improve performance. Milling and Other decreased due to lower volumes and margins. Transportation results increased due to higher barge volumes, partially offset by river conditions and lower freight rates.

Corn Processing operating profit increased 35%. Sweeteners and Starches operating profit increased due to improved domestic demand and higher volumes and margins from the European business. Bioproducts profit increased due to strong ethanol export demand and improved margins, and improved lysine margins, partially offset by lower volumes caused by a mild winter.

Oilseeds Processing operating profit increased 5%. Crushing and Origination operating profit decreased from the prior period. Higher softseed results in North America and Europe were offset by lower crushing and origination results in South America as the pace of farmer selling was slower than expected. A competitive global protein meal market continued to pressure soybean crush margins. Refining, Packaging, Biodiesel, and Other operating profit increased due to improved results in South American refined and packaged oils and the global peanut business. Solid results in European food oils were offset by timing effects. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients operating profit increased 2% due to good sales volumes in the Wild Flavors business in Africa and the Middle East and strong sales globally, partially offset by weaker results in specialty ingredients.

Other - Financial operating profit decreased 7% primarily due to the absence of the Company’s share in the earnings of an equity investment that was sold in the third quarter of fiscal 2016, partially offset by improved results from the captive insurance operations.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2017	2016	Change
	(In millions)
LIFO credit (charge)	$4	$(102)	$106
Interest expense - net	(160)	(131)	(29)
Unallocated corporate costs	(267)	(219)	(48)
Other charges	(3)	(13)	10
Minority interest and other	(51)	(75)	24
Total Corporate	$(477)	$(540)	$63

Corporate results were a net charge of $477 million in the current period compared to a net charge of $540 million in the prior period. The effects of increasing commodity prices on LIFO inventory valuations resulted in a credit of $4 million in the current period compared to a charge of $102 million in the prior period. Interest expense - net increased $29 million due principally to higher interest rates on short-term debt and the issuance of the new $1 billion fixed-rate debt in August 2016 and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Unallocated corporate costs increased $48 million due principally to increased investments in the Company’s business transformation, IT, and innovation initiatives. Other charges in the prior period related primarily to software impairment. Minority interest and other expense decreased due to improved results from the Company’s equity investment in CIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of certain specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to diluted EPS, earnings before income taxes and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	576		595
Net earnings and reported EPS (fully diluted)	$615	$1.07	$514	$0.87
Adjustments:
LIFO charge (credit) - net of tax of $2 million in 2017 and $38 million in 2016 (1)	(2)	—	64	0.11
(Gains) losses on sales of assets and businesses - net of tax of $30 million in 2017 and $17 million in 2016 (2)	22	0.04	(101)	(0.17)
Asset impairment, restructuring, and settlement charges - net of tax of $9 million in 2017 and $9 million in 2016 (2)	29	0.05	16	0.02
Certain discrete tax adjustments	4	0.01	—	—
Total adjustments	53	0.10	(21)	(0.04)
Adjusted net earnings and adjusted EPS	$668	$1.17	$493	$0.83

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
(In millions)	2017	2016	Change
Earnings before income taxes	$841	$713	$128
Interest expense	167	135	32
Depreciation and amortization	452	452	—
LIFO	(4)	102	(106)
(Gains) losses on sales of assets and businesses	(8)	(118)	110
Asset impairment, restructuring, and settlement charges	38	25	13
Adjusted EBITDA	$1,486	$1,309	$177

	Six months ended June 30,
(In millions)	2017	2016	Change
Agricultural Services	$296	$234	$62
Corn Processing	580	471	109
Oilseeds Processing	619	594	25
Wild Flavors and Specialty Ingredients	214	209	5
Other - Financial	64	65	(1)
Corporate	(287)	(264)	(23)
Adjusted EBITDA	$1,486	$1,309	$177

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At June 30, 2017, the Company had $0.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital is $4.9 billion of readily marketable commodity inventories. Cash provided by operating activities was $1.3 billion for the six months compared to a use of $0.4 billion the same period last year. Working capital changes increased cash by $0.3 billion for the six months compared to a decrease of $1.4 billion for the same period last year. Trade receivables decreased $0.3 billion due to lower revenues. Inventories declined approximately $1.1 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $0.8 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.6 billion for the six months compared to $0.8 billion the same period last year. Sales of marketable securities, net of purchases, of $0.1 billion for the six months were comparable to the same period last year. Capital expenditures and net assets of businesses acquired were $0.6 billion for the six months compared to $0.5 billion the same period last year. Investments in and advances to affiliates include the additional investment in Wilmar of $0.2 billion for the six months compared to $0.5 billion the same period last year. Cash used in financing activities was $0.9 billion for the six months compared to cash provided of $0.6 billion the same period last year. Commercial paper borrowings for the six months were $0.2 billion compared to $1.5 billion the same period last year. Share repurchases of $0.5 billion for the six months were comparable to the same period last year.

At June 30, 2017, the Company’s capital resources included net worth of $17.4 billion and lines of credit, including the accounts receivable securitization programs, totaling $6.7 billion, of which $5.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at June 30, 2017 and 27% at December 31, 2016. The Company uses this ratio as a measure of the Company’s long-term indebtedness and as an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.2 billion of commercial paper outstanding at June 30, 2017.

As of June 30, 2017, the Company had $433 million of cash and cash equivalents, $379 million of which is held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.1 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.5 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2017, the Company utilized $1.2 billion of its facility under the Programs.

For the six months ended June 30, 2017, the Company spent approximately $0.5 billion in capital expenditures, $0.2 billion in acquisitions, $0.2 billion in additional Wilmar investment, $0.4 billion in dividends, and $0.5 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 11.7 million shares during the six months ended June 30, 2017. The Company has 19.6 million shares remaining that may be repurchased under the program until December 31, 2019.

The Company expects capital expenditures of approximately $1.0 billion during 2017. In 2017, the Company expects aggregate cash outlays of approximately $0.7 billion in dividends and $1.0 billion in share repurchases, subject to strategic capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2017 and December 31, 2016 were $9.4 billion and $10.6 billion, respectively.  The decrease is related to obligations to purchase lower quantities of agricultural commodity inventories and lower prices. As of June 30, 2017, the Company expects to make payments related to purchase obligations of $8.1 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2017.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2017.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2017 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2017		December 31, 2016
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$438	$44	$876	$88
Lowest position	(82)	(8)	(529)	(53)
Average position	190	19	27	3

The change in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging that Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a putative class member in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal and state courts, again alleging that Syngenta was negligent in commercializing its products. The federal actions have been consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, and some state actions have been consolidated for pretrial proceedings in MDL in Minnesota state court. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies in these MDLs seeking contribution in the event that Syngenta is held liable in these lawsuits. The federal court in the Kansas MDL dismissed all claims against the Company on April 4, 2016, and the state court in the Minnesota MDL dismissed all claims against the Company on September 6, 2016. Therefore, the Company is no longer a third-party defendant in the federal or state MDL. Third, the Company and other grain companies have been named as defendants in numerous individual and purported class action suits filed by farmers and other parties in state and federal courts beginning in the fourth quarter of 2015, alleging that the Company and other grain companies were negligent in failing to screen for genetically modified corn. As noted, on September 6, 2016, the court in the Minnesota state MDL dismissed all claims against the Company, and on January 4, 2017, a federal court in the Southern District of Illinois similarly dismissed all of the pending complaints against the Company there. Some parties are expected to appeal some or all of these dismissals. Currently, the Company remains a defendant in only certain state court actions by farmers and other parties pending in Illinois state court, which the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

In the second quarter of 2017, the independent third party jointly hired by the Company and Olam International Limited (Olam) to resolve disagreements concerning purchase price adjustments related to the 2015 sale of the Company’s cocoa processing business, issued a confidential decision resolving this matter. At the time the sale closed in 2015, the Company established a reserve based on its best estimate of the most likely settlement of disputed adjustments. During the second quarter of 2017, the Company adjusted the reserve and paid Olam the full and final amount determined by the independent third party.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2017. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2017 to
April 30, 2017	520,118	$46.156	520,118	25,284,537

May 1, 2017 to
May 31, 2017	2,592,315	42.054	2,592,315	22,692,222

June 1, 2017 to
June 30, 2017	3,093,496	41.881	3,093,496	19,598,726
Total	6,205,929	$42.311	6,205,929	19,598,726

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2017, there were no shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through February 9, 2017 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: August 1, 2017