Form 10-Q
period 2017-09-30
ARCHER DANIELS MIDLAND CO
filed 2017-10-31
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common Stock, no par value – 559,250,312 shares
(October 30, 2017)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)

Revenues	$14,827	$15,832	$44,758	$45,845
Cost of products sold	14,015	14,742	42,191	43,237
Gross Profit	812	1,090	2,567	2,608

Selling, general, and administrative expenses	478	546	1,530	1,525
Asset impairment, exit, and restructuring costs	107	11	140	36
Interest expense	79	78	246	213
Equity in (earnings) losses of unconsolidated affiliates	(46)	2	(327)	(153)
Interest income	(27)	(23)	(75)	(68)
Other (income) expense – net	(4)	(4)	(13)	(138)
Earnings Before Income Taxes	225	480	1,066	1,193

Income taxes	30	136	256	331
Net Earnings Including Noncontrolling Interests	195	344	810	862

Less: Net earnings attributable to noncontrolling interests	3	3	3	7

Net Earnings Attributable to Controlling Interests	$192	$341	$807	$855

Average number of shares outstanding – basic	566	586	571	591

Average number of shares outstanding – diluted	569	589	574	593

Basic earnings per common share	$0.34	$0.58	$1.41	$1.45

Diluted earnings per common share	$0.34	$0.58	$1.41	$1.44

Dividends per common share	$0.32	$0.30	$0.96	$0.90

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)

Net earnings including noncontrolling interests	$195	$344	$810	$862
Other comprehensive income (loss):
Foreign currency translation adjustment	245	(41)	628	(57)
Tax effect	(40)	5	(4)	18
Net of tax amount	205	(36)	624	(39)

Pension and other postretirement benefit liabilities adjustment	174	11	193	27
Tax effect	(66)	(4)	(74)	(7)
Net of tax amount	108	7	119	20

Deferred gain (loss) on hedging activities	(26)	1	12	(10)
Tax effect	6	3	1	3
Net of tax amount	(20)	4	13	(7)

Unrealized gain (loss) on investments	6	(28)	1	(16)
Tax effect	—	1	—	(2)
Net of tax amount	6	(27)	1	(18)
Other comprehensive income (loss)	299	(52)	757	(44)
Comprehensive income (loss) including noncontrolling interests	494	292	1,567	818

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	3	5	7

Comprehensive income (loss) attributable to controlling interests	$490	$289	$1,562	$811

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$518	$619
Short-term marketable securities	261	296
Segregated cash and investments	5,040	5,011
Trade receivables	1,911	1,905
Inventories	8,326	8,831
Other current assets	3,084	4,383
Total Current Assets	19,140	21,045

Investments and Other Assets
Investments in and advances to affiliates	4,972	4,497
Long-term marketable securities	207	187
Goodwill and other intangible assets	3,939	3,703
Other assets	755	579
Total Investments and Other Assets	9,873	8,966

Property, Plant, and Equipment
Land	467	445
Buildings	4,974	4,679
Machinery and equipment	17,858	17,160
Construction in progress	1,166	1,213
	24,465	23,497
Accumulated depreciation	(14,509)	(13,739)
Net Property, Plant, and Equipment	9,956	9,758
Total Assets	$38,969	$39,769

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$728	$154
Trade payables	3,449	3,606
Payables to brokerage customers	5,135	5,158
Accrued expenses and other payables	2,548	3,982
Current maturities of long-term debt	13	273
Total Current Liabilities	11,873	13,173

Long-Term Liabilities
Long-term debt	6,595	6,504
Deferred income taxes	1,754	1,669
Other	1,117	1,218
Total Long-Term Liabilities	9,466	9,391

Temporary Equity - Redeemable noncontrolling interest	53	24

Shareholders’ Equity
Common stock	2,390	2,327
Reinvested earnings	17,023	17,444
Accumulated other comprehensive income (loss)	(1,843)	(2,598)
Noncontrolling interests	7	8
Total Shareholders’ Equity	17,577	17,181
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$38,969	$39,769

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net earnings including noncontrolling interests	$810	$862
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	684	678
Asset impairment charges	81	28
Deferred income taxes	(27)	36
Equity in earnings of affiliates, net of dividends	(131)	25
Stock compensation expense	63	58
Deferred cash flow hedges	12	(10)
Gains on sales of assets and businesses/revaluation	(66)	(117)
Other – net	174	1
Changes in operating assets and liabilities
Segregated investments	268	46
Trade receivables	106	(463)
Inventories	703	1,053
Other current assets	1,317	(415)
Trade payables	(259)	(554)
Payables to brokerage customers	(94)	355
Accrued expenses and other payables	(1,486)	(287)
Total Operating Activities	2,155	1,296

Investing Activities
Purchases of property, plant, and equipment	(696)	(621)
Proceeds from sales of business and assets	172	104
Net assets of businesses acquired	(187)	(136)
Purchases of marketable securities	(499)	(1,127)
Proceeds from sales of marketable securities	572	1,162
Investments in and advances to affiliates	(281)	(628)
Other – net	(14)	15
Total Investing Activities	(933)	(1,231)

Financing Activities
Long-term debt borrowings	509	1,036
Long-term debt payments	(840)	(9)
Net borrowings (payments) under lines of credit agreements	558	107
Share repurchases	(676)	(754)
Cash dividends	(544)	(528)
Other – net	4	14
Total Financing Activities	(989)	(134)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	233	(69)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	1,561	1,796
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$1,794	$1,727

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$518	$701
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,276	1,026
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,794	$1,727

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181
Impact of ASU 2016-16 (see Note 2)			(7)			(7)
Balance, January 1, 2017	573	$2,327	$17,437	$(2,598)	$8	$17,174
Comprehensive income
Net earnings			807		3
Other comprehensive income (loss)				755	2
Total comprehensive income						1,567
Cash dividends paid- $0.96 per share			(544)			(544)
Share repurchases	(16)		(676)			(676)
Stock compensation expense	1	63				63
Other	1	—	(1)	—	(6)	(7)
Balance, September 30, 2017	559	$2,390	$17,023	$(1,843)	$7	$17,577

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Retirement Benefit Changes

On July 31, 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) will begin accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula will be frozen as of December 31, 2021, including pay and service through that date.

This change, along with other changes in participation associated with divestitures and restructuring, triggered a remeasurement of the salaried pension plan and the SERP resulting in decreases in the fiscal 2017 pension expense, accumulated other comprehensive loss, and underfunded status by $18 million, $182 million, and $164 million, respectively.

Concurrent with this change, the Company also changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefit costs for its U.S. plans. The new method uses the spot rate yield curve approach to estimate the service and interest costs. Previously, those costs were determined using a single weighted-average discount rate applied to all future cash outflows. The change does not affect the measurement of the Company’s benefit obligations and was accounted for as a change in accounting estimate in accordance with the guidance of ASC Topic 250, Accounting Estimates and Error Corrections, thereby impacting the current and future quarters. The impact of this change on after-tax earnings and diluted earnings per share for the quarter ended September 30, 2017 was immaterial.

Reclassifications

The Company classified $17 million and $49 million of fees from its U.S. futures commission brokerage business in cost of products sold in the quarter and nine months ended September 30, 2017, respectively. Prior period amounts of $15 million and $50 million in the quarter and nine months ended September 30, 2016, respectively, have been reclassified from selling, general, and administrative expenses in the consolidated statement of earnings to conform to the current presentation.

In the quarter ended June 30, 2017, the Company began presenting certain specified items separately from the individual business segments, as further described in Note 14.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

In line with the futures brokerage industry practice, the Company has correctly classified $1.2 billion of segregated cash and cash equivalents as restricted cash and cash equivalents in the statement of cash flows effective September 30, 2017. Prior period amounts have been restated to conform to the current presentation which resulted in an increase of $145 million in total cash provided by operating activities for the nine months ended September 30, 2016 and an increase of $938 million in the ending balance of cash, cash equivalents, restricted cash, and restricted cash equivalents as of September 30, 2016.

Segregated Cash and Investments

The Company segregates certain cash, cash equivalent, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances represent deposits received from customers of the Company’s registered futures commission merchant and commodity brokerage services, cash margins and securities pledged to commodity exchange clearinghouses, and cash pledged as security under certain insurance arrangements. Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business. To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and cash equivalents on the statement of cash flows.

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

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 323, Investments - Equity Method and Joint Ventures, which simplifies the transition to the equity method of accounting. The amended guidance eliminates the requirement of an investor to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for equity method accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require the investor add the cost of acquiring the additional interest in the investee to the current basis of the investors’ previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The adoption of this amended guidance did not have an impact on the Company’s financial results.

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements including separate quantitative disclosure of revenues within the scope of Topic 606 and revenues excluded from the scope of Topic 606. Many of the Company’s sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. The Company utilized surveys to validate all of its current revenue recognition streams and identify areas of its business where potential differences could result from applying the requirements of the new standard. The Company also conducted workshops and performed contract reviews to gather more information about the nature, magnitude, and frequency of the underlying transactions that drove the survey responses. Based on the surveys, workshops, and contract reviews, the Company identified potential accounting changes in the areas of control transfer, voyage charter revenue, bill and hold arrangements, and variable consideration. In the fourth quarter of 2017, the Company will complete the final phase of its revenue recognition implementation plan which includes quantification of the areas of accounting change, assessment of the financial impact of the new guidance on its consolidated financial statements, and finalization of its revenue recognition accounting policy and position papers.

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

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 718, Compensation - Stock Compensation (Topic 718), which provides clarity and reduces diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment. The amendments include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued. The Company plans to adopt the amended guidance on October 1, 2017 and does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey were cross-referenced against other available lease information (i.e., year-end disclosures and general ledger). The Company is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes and disclosures. The next phase of the implementation plan is the abstraction of the relevant lease contract data points which is expected to be completed in the first quarter of 2018. The impact of the new standard will be a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated statement of earnings.

Effective January 1, 2019, the Company will be required to adopt the amended guidance of ASC Topic 815, Derivatives and Hedging, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amended guidance also simplifies the application of hedge accounting guidance and eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. Early adoption is permitted in any interim period with the effect of adoption reflected as an adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The Company is considering adopting the amended guidance on January 1, 2018 but has not yet completed its assessment of the impact of this amended guidance on the Company’s financial results.

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

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 350, Goodwill and Other, which simplifies the subsequent measurement of goodwill. The amended guidance removes the second step of the goodwill impairment test and requires the application of a one-step quantitative test where the amount of goodwill impairment is the excess of a reporting unit's carrying amount over its fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt the amended guidance on October 1, 2017 and does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Acquisitions

During the nine months ended September 30, 2017, the Company acquired Crosswind Industries, Inc., Chamtor SA, a 51% controlling interest in Industries Centers, and an 89% controlling interest in Biopolis SL. The aggregate cash purchase price of these acquisitions of $187 million, net of cash acquired of $7 million, was preliminarily allocated as follows:

(In millions)
Working capital	$16
Property, plant, and equipment	111
Goodwill	34
Other intangible assets	50
Other long-term assets	6
Long-term liabilities	(19)
Noncontrolling interest	(11)
Aggregate cash purchase price, net of cash acquired	$187

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,361	$1,094	$4,455
Unrealized derivative gains:
Commodity contracts	—	240	120	360
Foreign currency contracts	—	81	—	81
Interest rate contracts	—	2	—	2
Cash equivalents	49	—	—	49
Marketable securities	376	92	—	468
Segregated investments	1,827	—	—	1,827
Deferred receivables consideration	—	399	—	399
Total Assets	$2,252	$4,175	$1,214	$7,641

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$300	$145	$445
Foreign currency contracts	—	119	—	119
Inventory-related payables	—	493	20	513
Total Liabilities	$—	$912	$165	$1,077

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,102	$1,322	$4,424
Unrealized derivative gains:
Commodity contracts	—	371	140	511
Foreign exchange contracts	—	102	—	102
Interest rate contracts	—	11	—	11
Cash equivalents	286	—	—	286
Marketable securities	408	69	—	477
Segregated investments	1,613	—	—	1,613
Deferred receivables consideration	—	540	—	540
Total Assets	$2,307	$4,195	$1,462	$7,964

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$419	$142	$561
Foreign exchange contracts	—	90	—	90
Inventory-related payables	—	491	30	521
Total Liabilities	$—	$1,000	$172	$1,172

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

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, or other (income) expense - net depending upon the purpose of the contract. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2017.

	Level 3 Fair Value Asset Measurements at
	September 30, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2017	$1,000	$106	$1,106
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	15	54	69
Purchases	2,792	—	2,792
Sales	(2,655)	—	(2,655)
Settlements	—	(82)	(82)
Transfers into Level 3	37	45	82
Transfers out of Level 3	(95)	(3)	(98)
Ending balance, September 30, 2017	$1,094	$120	$1,214

* Includes increase in unrealized gains of $52 million relating to Level 3 assets still held at September 30, 2017.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2017.

	Level 3 Fair Value Liability Measurements at
	September 30, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2017	$32	$154	$186
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(9)	82	73
Purchases	2	—	2
Sales	(5)	—	(5)
Settlements	—	(123)	(123)
Transfers into Level 3	—	35	35
Transfers out of Level 3	—	(3)	(3)
Ending balance, September 30, 2017	$20	$145	$165

* Includes increase in unrealized losses of $79 million relating to Level 3 liabilities still held at September 30, 2017.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017.

	Level 3 Fair Value Asset Measurements at
	September 30, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2016	$1,322	$140	$1,462
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(55)	194	139
Purchases	8,369	—	8,369
Sales	(8,526)	—	(8,526)
Settlements	—	(291)	(291)
Transfers into Level 3	37	111	148
Transfers out of Level 3	(53)	(34)	(87)
Ending balance, September 30, 2017	$1,094	$120	$1,214

* Includes increase in unrealized gains of $18 million relating to Level 3 assets still held at September 30, 2017.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017.

	Level 3 Fair Value Liability Measurements at
	September 30, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2016	$30	$142	$172
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(4)	201	197
Purchases	19	—	19
Sales	(25)	—	(25)
Settlements	—	(289)	(289)
Transfers into Level 3	—	108	108
Transfers out of Level 3	—	(17)	(17)
Ending balance, September 30, 2017	$20	$145	$165

* Includes increase in unrealized losses of $204 million relating to Level 3 liabilities still held at September 30, 2017.

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

*Includes increase in unrealized gains of $36 million relating to Level 3 assets still held at September 30, 2016.

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

*Includes increase in unrealized losses of $499 million relating to Level 3 assets still held at September 30, 2016.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2017 and December 31, 2016. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of September 30, 2017 is a weighted average 16.2% of the total price for assets and 62.7% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2017		December 31, 2016
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	16.2%	62.7%	16.5%	67.1%
Transportation cost	18.2%	—%	8.3%	—

Commodity Derivative Contracts
Basis	22.3%	21.3%	16.9%	27.0%
Transportation cost	12.9%	12.3%	11.6%	13.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$81	$119	$102	$90
Commodity Contracts	360	445	511	561
Total	$441	$564	$613	$651

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017	2016
	(In millions)
Foreign Currency Contracts
Revenues	$(8)	$(19)
Cost of products sold	52	1
Other income (expense) – net	52	(3)

Commodity Contracts
Cost of products sold	34	369
Total gain (loss) recognized in earnings	$130	$348

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

	Nine months ended September 30,
	2017	2016
	(In millions)
Foreign Currency Contracts
Revenues	$(16)	$(32)
Cost of products sold	82	263
Other income (expense) – net	186	(108)

Commodity Contracts
Cost of products sold	$294	$(266)
Total gain (loss) recognized in earnings	$546	$(143)

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

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of September 30, 2017 and December 31, 2016, the Company has certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. At September 30, 2017, the Company has $2 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2017, the Company has $12 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $12 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 62% of its monthly anticipated grind.  At September 30, 2017, the Company has designated hedges representing between 6% and 41% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to fix the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 66 million gallons of ethanol sales per month under these programs.  At September 30, 2017, the Company has designated hedges representing between 0 and 1 million gallons of ethanol sales per month over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$2	$—	$11	$—
Total	$2	$—	$11	$—

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016.

		Three months ended
	Consolidated Statement of Earnings Locations	September 30,
		2017	2016
		(In millions)
Effective amounts recognized in earnings
Foreign Currency Contracts	Other income/expense – net	$—	$(3)
Interest Contracts	Interest expense	—	(2)
Commodity Contracts	Revenues	—	(9)
	Cost of products sold	(15)	(37)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	—	(1)
	Cost of products sold	(4)	1
Total amount recognized in earnings		$(19)	$(51)

		Nine months ended
	Consolidated Statement of Earnings Locations	September 30,
		2017	2016
		(In millions)
Effective amounts recognized in earnings
Foreign Currency Contracts	Other income/expense – net	$(2)	$(25)
Interest Contracts	Interest expense	—	(2)
Commodity Contracts	Revenues	—	(14)
	Cost of products sold	(20)	(61)
Ineffective amount recognized in earnings
Commodity Contracts	Revenues	4	—
	Cost of products sold	5	5
Total amount recognized in earnings		$(13)	$(97)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of September 30, 2017, the Company has $47 million of after-tax losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.	Marketable Securities

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

September 30, 2017
United States government obligations
Maturity less than 1 year	$259	$—	$—	$259
Maturity 1 to 5 years	117	—	—	117
Corporate debt securities
Maturity less than 1 year	2	—	—	2
Maturity 1 to 5 years	90	—	—	90
	$468	$—	$—	$468

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

December 31, 2016
United States government obligations
Maturity less than 1 year	$287	$—	$—	$287
Maturity 1 to 5 years	121	—	(1)	120
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	8	—	—	8
Equity securities
Available-for-sale	1	—	—	1
	$484	$—	$(1)	$483

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2017	2016
	(In millions)

Unrealized gains on derivative contracts	$443	$624
Deferred receivables consideration	399	540
Customer omnibus receivable	474	521
Financing receivables - net (1)	407	373
Insurance premiums receivable	137	648
Prepaid expenses	248	268
Tax receivables	423	480
Non-trade receivables (2)	374	478
Other current assets	179	451
	$3,084	$4,383

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million and $7 million at September 30, 2017 and December 31, 2016, respectively. Interest earned on financing receivables of $6 million and $18 million for the three and nine months ended September 30, 2017, respectively, and $5 million and $17 million for the three and nine months ended September 30, 2016, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $75 million and $223 million of reinsurance recoverables as of September 30, 2017 and December 31, 2016, respectively.

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2017	2016
	(In millions)

Unrealized losses on derivative contracts	$564	$651
Reinsurance premiums payable	104	479
Insurance claims payables	260	373
Deferred income	570	1,065
Other accruals and payable	1,050	1,414
	$2,548	$3,982

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

On September 14, 2017, the Company issued $500 million aggregate principal amount of 3.75% notes due in 2047. Proceeds before expenses were $493 million.

On September 29, 2017, the Company redeemed $559 million aggregate principal amount of 5.45% notes due on March 15, 2018 and incurred an early extinguishment charge of $11 million in the quarter ended September 30, 2017.

At September 30, 2017, the fair value of the Company’s long-term debt exceeded the carrying value by $1.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2017, the Company had lines of credit, including the accounts receivable securitization programs, totaling $6.9 billion, of which $4.8 billion was unused.  Of the Company’s total lines of credit, $4.0 billion support a commercial paper borrowing facility, against which there was $0.6 billion of commercial paper outstanding at September 30, 2017.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.7 billion in funding resulting from the sale of accounts receivable. As of September 30, 2017, the Company utilized $1.4 billion of its facility under the Programs (see Note 16 for more information on the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 13.3% and 24.0%, respectively, compared to 28.3% and 27.7% for the three and nine months ended September 30, 2016, respectively. The change in the rates was primarily due to the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and return to provision in the current quarter, partially offset by changes in the forecasted geographic mix of pre-tax earnings and the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of September 30, 2017, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $490 million. The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $128 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2010. The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2010, and estimates that these potential assessments would be approximately $213 million (as of September 30, 2017 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling $106 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2017 and the reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at June 30, 2017	$(1,684)	$39	$(510)	$14	$(2,141)
Other comprehensive income (loss) before reclassifications	244	(41)	160	6	369
Amounts reclassified from AOCI	—	15	14	—	29
Tax effect	(40)	6	(66)	—	(100)
Net current period other comprehensive income	204	(20)	108	6	298
Balance at September 30, 2017	$(1,480)	$19	$(402)	$20	$(1,843)

	Nine months ended September 30, 2017
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)
Other comprehensive income before reclassifications	626	(10)	151	1	768
Amounts reclassified from AOCI	—	22	42	—	64
Tax effect	(4)	1	(74)	—	(77)
Net current period other comprehensive income	622	13	119	1	755
Balance at September 30, 2017	$(1,480)	$19	$(402)	$20	$(1,843)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Nine months ended
Details about AOCI components	Sep 30 2017	Sep 30 2016	Sep 30 2017	Sep 30 2016	Affected line item in the consolidated statement of earnings
	(In millions)

Foreign currency translation adjustment
	$—	$(2)	$—	$(75)	Other income/expense
	—	—	—	—	Tax
	$—	$(2)	$—	$(75)	Net of tax

Deferred loss (gain) on hedging activities
	$15	$37	$20	$61	Cost of products sold
	—	2	—	2	Interest expense
	—	3	2	25	Other income/expense
	—	9	—	14	Revenues
	15	51	22	102	Total before tax
	(5)	(19)	(8)	(38)	Tax
	$10	$32	$14	$64	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(2)	$(5)	$(8)	$(12)	Selling, general, and administrative expenses
Actuarial losses	16	15	50	44	Selling, general, and administrative expenses
	14	10	42	32	Total before tax
	(5)	(4)	(15)	(7)	Tax
	$9	$6	$27	$25	Net of tax

Unrealized loss on investments
	$—	$6	$—	$6	Asset impairment, exit, and restructuring costs
	—	—	—	—	Tax
	$—	$6	$—	$6	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
(Gains) losses on sales of assets and businesses	$(15)	$7	$(66)	$(117)
Loss on debt extinguishment	11	—	11	—
Other – net	—	(11)	42	(21)
Other (Income) Expense - Net	$(4)	$(4)	$(13)	$(138)

Gains on sales of assets for the three months ended September 30, 2017 included disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets and businesses for the nine months ended September 30, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Losses on sale of assets for the three months ended September 30, 2016 related principally to a loss on the sale of an investment. Gains on sales of assets and businesses for the nine months ended September 30, 2016 included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors.

Loss on debt extinguishment for the three and nine months ended September 30, 2017 related to the early redemption of the Company’s $559 million notes due on March 15, 2018.

Other - net for the nine months ended September 30, 2017 included foreign exchange losses and changes in contingent settlement provisions. Other - net for the three and nine months ended September 30, 2016 included foreign exchange gains and other income.

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

The Agricultural Services segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Agricultural Services segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. Agricultural Services’ grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. Agricultural Services’ transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Agricultural Services segment also includes the activities related to structured trade finance, the processing of wheat into wheat flour, and the Company’s share of the results of its Pacificor (formerly Kalama Export Company LLC) joint venture. The Agricultural Services segment also included returns associated with the Company’s 19.8% investment in GrainCorp until its sale in December 2016. In July 2017, the Company completed the acquisition of a 51% controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, which is now known as ADM Israel.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Company’s Corn Processing segment is engaged in corn wet milling and dry milling activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, France, Morocco, Spain, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A. and Red Star Yeast Company LLC. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients, and an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients. In June 2017, the Company completed the acquisition of Chamtor SA, a French producer of wheat-based sweeteners and starches.

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex joint ventures. During the nine months ended September 30, 2017, the Company acquired additional shares in Wilmar, increasing its ownership interest from 23.2% to 24.9% as of September 30, 2017.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Gross revenues
Agricultural Services	$7,022	$7,953	$21,351	$22,486
Corn Processing	2,517	2,630	7,318	7,570
Oilseeds Processing	6,797	6,498	20,109	19,418
Wild Flavors and Specialty Ingredients	586	614	1,809	1,893
Other	98	95	293	314
Intersegment elimination	(2,193)	(1,958)	(6,122)	(5,836)
Total gross revenues	$14,827	$15,832	$44,758	$45,845

Intersegment sales
Agricultural Services	$947	$993	$2,622	$2,659
Corn Processing	192	239	475	620
Oilseeds Processing	1,045	723	3,003	2,547
Wild Flavors and Specialty Ingredients	9	3	22	10
Total intersegment sales	$2,193	$1,958	$6,122	$5,836

Revenues from external customers
Agricultural Services
Merchandising and Handling	$5,265	$6,146	$16,434	$17,331
Milling and Other	757	754	2,141	2,325
Transportation	53	60	154	171
Total Agricultural Services	6,075	6,960	18,729	19,827
Corn Processing
Sweeteners and Starches	1,087	1,057	3,192	3,061
Bioproducts	1,238	1,334	3,651	3,889
Total Corn Processing	2,325	2,391	6,843	6,950
Oilseeds Processing
Crushing and Origination	3,665	3,660	10,850	10,799
Refining, Packaging, Biodiesel, and Other	2,025	2,042	6,064	5,852
Asia	62	73	192	220
Total Oilseeds Processing	5,752	5,775	17,106	16,871

Wild Flavors and Specialty Ingredients	577	611	1,787	1,883
Total Wild Flavors and Specialty Ingredients	577	611	1,787	1,883

Other - Financial	98	95	293	314
Total Other	98	95	293	314
Total revenues from external customers	$14,827	$15,832	$44,758	$45,845

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Segment operating profit
Agricultural Services	$87	$195	284	328
Corn Processing	253	214	648	506
Oilseeds Processing	119	145	639	641
Wild Flavors and Specialty Ingredients	61	73	228	237
Other	21	23	78	84
Specified Items:
Gains (losses) on sales of assets and businesses(1)	12	(4)	20	114
Impairment, restructuring, settlement charges(2)	(63)	(4)	(98)	(16)
Hedge timing effects(3)	(5)	3	4	4
Total segment operating profit	485	645	1,803	1,898
Corporate	(260)	(165)	(737)	(705)
Earnings before income taxes	$225	$480	$1,066	$1,193

(1) Current quarter gain related to disposals of individually insignificant assets in the ordinary course of business Current year to date gain related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Prior quarter loss related principally to a loss on the sale of an investment. Prior year to date gain primarily related to recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the December 2012 sale of the Company’s equity investment in Gruma S.A. de C.V., and revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors.

(2) Current quarter and year to date charges consisted of asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the Corn processing segment and several individually insignificant asset impairments and restructuring charges. Prior quarter and YTD charges primarily related to impairment of certain long-lived assets and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the quarter ended September 30, 2017 of $107 million included $63 million of asset impairments principally in the Corn Processing segment related to the reconfiguration of the Peoria, Illinois ethanol complex due to the Company’s decision to focus on the more profitable high grade industrial and beverage alcohol as well as export fuel. The impaired assets were determined to have no alternative use with zero net salvage value. Other costs in the current quarter included $44 million of restructuring charges related to the reduction of certain positions within the Company’s global workforce. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2017 of $140 million consisted of $63 million of asset impairments in the Corn processing segment primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, $47 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce, and $30 million of several individually insignificant asset impairments and restructuring charges.

Asset impairment, exit, and restructuring costs in the quarter ended September 30, 2016 consisted of $6 million of other-than-temporary impairment charges on available for sale equity security investments in Corporate and $5 million of several individually insignificant asset impairments and restructuring charges. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2016 consisted of $17 million of software impairment and other-than-temporary impairment charges on available for sale equity security investments in Corporate, $5 million of asset impairments in the Corn Processing segment, and $14 million of other individually insignificant asset impairments and restructuring charges.

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

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.5 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 16, 2018, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2017 and December 31, 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of September 30, 2017 and December 31, 2016, the fair value of trade receivables transferred to the Purchasers and Second Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.8 billion and $1.6 billion, respectively. In exchange for the transfer as of September 30, 2017 and December 31, 2016, the Company received cash of $1.4 billion and $1.0 billion and recorded a receivable for deferred consideration included in other current assets of $399 million and $540 million, respectively. Cash collections from customers on receivables sold were $24.3 billion and $24.4 billion for the nine months ended September 30, 2017 and 2016, respectively. Of this amount, $24.3 billion and $23.9 billion pertain to cash collections on the deferred consideration for the nine months ended September 30, 2017 and 2016, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Program.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million during the three months ended September 30, 2017 and 2016, and $7 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively, classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016 because the cash received from the Purchasers and Second Purchasers upon both the sale and collection of the receivables is not subject to significantly different risks given the short-term nature of the Company’s trade receivables.

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

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in February 2017 of Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods, as well as specialty ingredients;

•	the acquisition in February 2017 of an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients;

•	the construction of a new feed-premix facility in Xiangtan, China, which is expected to be completed in 2019;

•	the sale in May 2017 of the Company's crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies;

•	the completion in May 2017 of a series of major enhancements at the Company’s export terminal in Santos, in the Brazilian state of Sao Paulo;

•	the construction of a new flour mill in Mendota, Illinois, which is expected to be completed in 2019;

•	the expansion of a Golden Peanut and Tree Nuts production facility in Blakely, Georgia, which is expected to be completed in 2018;

•	the completion of a new silo located on the Danube River in Silistra, Bulgaria;

•	the acquisition in June 2017 of Chamtor, a French producer of wheat-based sweeteners and starches;

•
the acquisition in July 2017 of a 51% controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, which will now be known as ADM Israel; and

•	the modernization of the flour mill in Enid, Oklahoma, which is expected to be completed in 2018.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. Agricultural Services was impacted by weak U.S. grain export competitiveness. Overall low market prices and price volatility continued due to a surplus of grains and oilseeds in the global market. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels, limiting margins. Global oilseeds processing volumes remained strong but competition from Argentine exports significantly decreased margins, especially in Europe. Slow selling by farmers in Brazil lowered volumes and pressured grain origination and soy crushing margins. While demand and margins for refined oil remained solid across all regions, the uncertainty surrounding the biodiesel tax credit has negatively impacted biodiesel margins. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, but continued to be adversely affected by start-up costs and margin pressure in certain non-flavor food ingredient markets.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net earnings attributable to controlling interests was $192 million in the third quarter of 2017 compared to $341 million in the third quarter of 2016. Segment operating profit was $485 million in the third quarter of 2017 compared to $645 million in the third quarter of 2016. Included in segment operating profit in the current quarter was a net charge of $56 million consisting of a net gain on sales of assets, impairment and restructuring charges, and corn hedge timing effects. Included in segment operating profit in the prior year quarter was a net charge of $5 million consisting of a loss on sale of an investment, impairment and restructuring charges, and corn hedge timing effects. Adjusted segment operating profit decreased $109 million to $541 million due to the lack of competitiveness of U.S. grains in the global markets, compressed global crush margins, risk management losses, and start-up costs. Corporate results were a charge of $260 million this quarter compared to $165 million in last year’s quarter. Corporate results this quarter included an immaterial charge from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $85 million in the third quarter of 2016.

Income taxes decreased $106 million to $30 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the quarter ended September 30, 2017 decreased to 13.3% compared to 28.3% for the quarter ended September 30, 2016, primarily due to the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and return to provision in the current quarter, partially offset by changes in the forecasted geographic mix of pre-tax earnings and the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2017	2016	Change
Oilseeds	8,265	8,388	(123)
Corn	5,621	5,794	(173)
Total	13,886	14,182	(296)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in corn is primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$5,265	$6,146	$(881)
Milling and Other	757	754	3
Transportation	53	60	(7)
Total Agricultural Services	6,075	6,960	(885)

Corn Processing
Sweeteners and Starches	1,087	1,057	30
Bioproducts	1,238	1,334	(96)
Total Corn Processing	2,325	2,391	(66)

Oilseeds Processing
Crushing and Origination	3,665	3,660	5
Refining, Packaging, Biodiesel, and Other	2,025	2,042	(17)
Asia	62	73	(11)
Total Oilseeds Processing	5,752	5,775	(23)

Wild Flavors and Specialty Ingredients	577	611	(34)
Total Wild Flavors and Specialty Ingredients	577	611	(34)

Other - Financial	98	95	3
Total Other	98	95	3
Total	$14,827	$15,832	$(1,005)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds Processing and Agricultural Services, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $1.0 billion to $14.8 billion due to lower sales volumes ($0.9 billion) and lower average selling prices ($0.1 billion). The decrease in sales volumes was due principally to a decrease in volumes of unprocessed commodities, in particular volumes of soybeans, corn, and rapeseed. Agricultural Services revenues decreased 13% to $6.1 billion due to lower sales volumes ($0.8 billion) and lower average selling prices ($0.1 billion). Corn Processing revenues decreased 3% to $2.3 billion due to lower sales volumes ($0.1 billion). Oilseeds Processing revenues of $5.8 billion and Wild Flavors and Specialty Ingredients revenues of $0.6 billion were in line with the prior year’s quarter.

Cost of products sold decreased $0.7 billion to $14.0 billion due principally to lower sales volumes. Included in cost of products sold during this quarter was an immaterial charge from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $85 million in the prior year’s quarter. Manufacturing expenses of $1.3 billion in the current quarter was in line with the prior year’s quarter.

Gross profit decreased $0.3 billion to $0.8 billion. The decrease in gross profit consisted principally of lower results in merchandising and handling ($72 million), soybean and canola processing ($64 million) and biodiesel ($51 million) in Oilseeds Processing, partially offset by higher results in sweeteners and starches ($18 million). These factors are explained in the segment operating profit discussion on page 38. Current period gross profit included an immaterial charge from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $85 million during the same period last year.

Selling, general, and administrative expenses decreased $68 million to $478 million due principally to prior period expenses related to a settled legal matter and lower pension expense in the current quarter.

Asset impairment, exit, and restructuring charges increased $96 million to $107 million. Current period charges consisted of $63 million of asset impairments primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the Corn Processing segment and $44 million of restructuring charges related to the reduction of certain positions within the Company’s global workforce. Prior period charges included $6 million of other-than-temporary impairment charges on two available for sale equity security investments in Corporate and $5 million of several individually insignificant asset impairments and restructuring charges.

Interest expense increased $1 million to $79 million due principally to higher interest rates on short-term debt and the issuance of the $1 billion fixed-rate notes in August 2016.

Equity in earnings of unconsolidated affiliates increased from a loss of $2 million to income of $46 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar, partially offset by lower results from the Company’s equity investment in CIP.

Other income of $4 million was comparable to the prior period. Current period income included gains related to disposals of individually insignificant assets in the ordinary course of business, partially offset by a charge related to the early redemption of the Company’s $559 million notes due on March 15, 2018. Prior period income included foreign exchange gains and other income partially offset by a loss on the sale of an investment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$20	$92	$(72)
Milling and Other	53	60	(7)
Transportation	14	43	(29)
Total Agricultural Services	87	195	(108)

Corn Processing
Sweeteners and Starches	202	176	26
Bioproducts	51	38	13
Total Corn Processing	253	214	39

Oilseeds Processing
Crushing and Origination	39	76	(37)
Refining, Packaging, Biodiesel, and Other	66	119	(53)
Asia	14	(50)	64
Total Oilseeds Processing	119	145	(26)

Wild Flavors and Specialty Ingredients	61	73	(12)
Total Wild Flavors and Specialty Ingredients	61	73	(12)

Other - Financial	21	23	(2)
Total Other	21	23	(2)

Specified Items:
Gains (losses) on sales of assets and businesses	12	(4)	16
Impairment and restructuring charges	(63)	(4)	(59)
Hedge timing effects	(5)	3	(8)
Total Specified Items	(56)	(5)	(51)

Total Segment Operating Profit	$485	$645	$(160)

Adjusted Segment Operating Profit(1)	$541	$650	$(109)

Segment Operating Profit	$485	$645	$(160)
Corporate	(260)	(165)	(95)
Earnings Before Income Taxes	$225	$480	$(255)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profit decreased 55%. Merchandising and Handling operating results decreased due to the lack of competitiveness of U.S. grains in the global markets resulting in a significant decrease in margins and lower U.S. grain export volumes. Global Trade generated good results from international origination and destination marketing businesses partially offset by some hedge position losses. Milling and Other results declined due to decreased volumes, mainly in the U.S., while maintaining steady product margins. Transportation results decreased primarily due to low U.S. grain exports and a slower start to harvest in North America resulting in lower barge freight volumes and margins.

Corn Processing operating profit increased 18%. Sweeteners and Starches operating profit increased due to strong margins in North America while international operations continued to provide solid contributions to overall results. Bioproducts results increased with better ethanol margins.

Oilseeds Processing operating profit decreased 18%. Crushing and Origination operating profit decreased due to compressed global crush margins amid ample meal supplies, weak canola margins due in part to higher seed costs, increased competition from Argentine meal exports, and weak South America origination margins resulting from continued low commodity prices that reduced the pace of farmer selling forcing higher basis costs. Refining, Packaging, Biodiesel, and Other operating profit declined due to the uncertainty surrounding the biodiesel tax credit that has negatively impacted biodiesel margins. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients operating profit decreased 16%. Weaker results in specialty ingredients, due in part to operational start-up costs, were partially offset by the continuing strong demand for flavor ingredients and flavor systems in Africa and Asia.

Other - Financial operating profit decreased 9% primarily due to lower results from the captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2017	2016	Change
	(In millions)
LIFO credit (charge)	$—	$85	$(85)
Interest expense - net	(72)	(74)	2
Unallocated corporate costs	(109)	(106)	(3)
Other charges	(55)	(74)	19
Minority interest and other	(24)	4	(28)
Total Corporate	$(260)	$(165)	$(95)

Corporate results were a net charge of $260 million this quarter compared to $165 million in last year’s quarter. The effect of changing agricultural commodity prices on LIFO inventory valuation reserves resulted in an immaterial charge this quarter compared to a credit of $85 million in the prior year quarter. Other charges in the current period included a charge related to the early redemption of the Company’s $559 million notes due on March 15, 2018 and restructuring charges related to the reduction of certain positions within the Company’s global workforce. Other charges in the prior period included legal settlement costs and legal fees, other-than-temporary impairment charges on available for sale equity security investments, a loss on the sale of an investment, and restructuring charges. Minority interest and other expense increased $28 million due principally to lower results from the Company’s equity investment in CIP.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	569		589

Net earnings and reported EPS (fully diluted)	$192	$0.34	$341	$0.58
Adjustments:
LIFO charge (credit) - net of tax of $32 million(1)	—	—	(53)	(0.09)
(Gains) losses on sales of assets and businesses - net of tax of $2 million in 2017 and at 0% in 2016 (2)	(10)	(0.02)	9	0.02
Asset impairment, restructuring, and settlement charges - net of tax of $38 million in 2017 and $25 million in 2016 (2)	69	0.12	48	0.08
Loss on debt extinguishment - net of tax of $4 million(1)	7	0.01	—	—
Total adjustments	66	0.11	4	0.01
Adjusted net earnings and adjusted EPS	$258	$0.45	$345	$0.59

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,
(In millions)	2017	2016	Change
Earnings before income taxes	$225	$480	$(255)
Interest expense	79	78	1
Depreciation and amortization	232	225	7
LIFO	—	(85)	85
(Gains) losses on sales of assets and businesses	(12)	9	(21)
Loss on debt extinguishment	11	—	11
Asset impairment, restructuring, and settlement charges	107	73	34
Adjusted EBITDA	$642	$780	$(138)

	Three months ended September 30,
(In millions)	2017	2016	Change
Agricultural Services	$138	$245	$(107)
Corn Processing	338	306	32
Oilseeds Processing	171	194	(23)
Wild Flavors and Specialty Ingredients	85	95	(10)
Other - Financial	26	26	—
Corporate	(116)	(86)	(30)
Adjusted EBITDA	$642	$780	$(138)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Agricultural Services, U.S. export competitiveness was strong during the first half of the year but weakened during the third quarter. Overall low market volatility continued due to surplus in the global market. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels limiting margins. Global oilseeds processing volumes remained strong, although slower meal demand growth pressured margins due to meal exports from Argentina and ample supply of competing proteins. Slow selling by farmers in Brazil continues to depress grain origination margins despite strong export volumes. While demand and margins for refined oil remained solid across all regions, the uncertainty surrounding the biodiesel tax credit has negatively impacted biodiesel margins. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, but continued to be adversely affected by start-up costs and margin pressure in certain non-flavor food ingredient markets.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net earnings attributable to controlling interests decreased $48 million to $807 million. Segment operating profit was $1.8 billion in the current period compared to $1.9 billion in the prior period. Included in segment operating profit in the current period was a net charge of $74 million consisting of a net gain on sales of assets and businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Included in segment operating profit in the prior period was income of $102 million consisting of a net gain on sales of assets and businesses/revaluation, impairment and restructuring charges, and corn hedge timing effects. Adjusted segment operating profit increased $0.1 billion to $1.9 billion due to solid results in Corn Processing, partially offset by weaker South American origination margins, lower soybean crush margins, and weaker results in some specialty ingredients. Corporate results were a charge of $737 million for the nine months compared to $705 million the same period last year. Corporate results for the nine months included a credit of $4 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $17 million the same period last year.

Income taxes decreased $75 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2017 decreased to 24.0% compared to 27.7% for the nine months ended September 30, 2016, primarily due to the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and return to provision in the current period, partially offset by changes in the forecasted geographic mix of pre-tax earnings and the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2017	2016	Change
Oilseeds	25,602	25,137	465
Corn	16,851	16,623	228
Total	42,453	41,760	693

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to the strong demand environment for soybean meal and canola oil. The overall increase in corn is due to the strong demand environment for ethanol, partially offset by the production disruption in one of the Company’s plants due to a water pipe leak in the first quarter and the reconfiguration of the Company’s Peoria, Illinois ethanol complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$16,434	$17,331	$(897)
Milling and Other	2,141	2,325	(184)
Transportation	154	171	(17)
Total Agricultural Services	18,729	19,827	(1,098)

Corn Processing
Sweeteners and Starches	3,192	3,061	131
Bioproducts	3,651	3,889	(238)
Total Corn Processing	6,843	6,950	(107)

Oilseeds Processing
Crushing and Origination	10,850	10,799	51
Refining, Packaging, Biodiesel, and Other	6,064	5,852	212
Asia	192	220	(28)
Total Oilseeds Processing	17,106	16,871	235

Wild Flavors and Specialty Ingredients	1,787	1,883	(96)
Total Wild Flavors and Specialty Ingredients	1,787	1,883	(96)

Other - Financial	293	314	(21)
Total Other	293	314	(21)
Total	$44,758	$45,845	$(1,087)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds Processing and Agricultural Services, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $1.1 billion to $44.8 billion due to lower sales volumes ($1.1 billion) in Agricultural Services ($1.1 billion), Corn Processing ($0.1 billion), and Wild Flavors and Specialty Ingredients ($0.1 billion), partially offset by higher sales volumes in Oilseeds Processing ($0.2 billion). The decrease in sales volumes was due principally to a decrease in volumes of unprocessed commodities, in particular volumes of soybeans, corn, rapeseed, and wheat.

Cost of products sold decreased $1.0 billion to $42.2 billion due to lower sales volumes. Included in cost of products sold was a credit of $4 million from the effect of increasing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $17 million in the prior year’s period. Manufacturing expenses increased $0.1 billion to $3.9 billion due to higher salaries and benefits and increased expenses for energy, operating and maintenance supplies, and contracted labor.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit of $2.6 billion in the current period was comparable to the prior period. Lower results in soybean processing ($143 million) and grain origination ($67 million) were offset by higher results in canola processing ($46 million), sweeteners and starches ($51 million), and ethanol ($75 million). These factors are explained in the segment operating profit discussion on page 45. Current period gross profit included a credit of $4 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $17 million during the same period last year.

Selling, general, and administrative expenses of $1.5 billion was comparable to the prior period. Current period increase in salaries and benefits cost related to increased investments in the Company’s business transformation, IT, and innovation initiatives was offset by prior period expenses related to a settled legal matter.

Asset impairment, exit, and restructuring costs increased $104 million to $140 million. Current period charges consisted of $63 million of asset impairments in the Corn processing segment primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, $47 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce, and $30 million of several individually insignificant asset impairments and restructuring charges. Prior period charges included $17 million of software impairment and other-than-temporary impairment charges on available for sale equity security investments in Corporate, $5 million of asset impairments in the Corn Processing segment, and $14 million of other individually insignificant asset impairments and restructuring charges.

Interest expense increased $33 million to $246 million due principally to higher interest rates on short-term debt, the issuance of the $1 billion fixed-rate notes in August 2016, and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in the prior period also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates increased $174 million to $327 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar and improved results from the Company’s equity investment in CIP, partially offset by losses from a new equity investment and decreased earnings resulting from the disposal of an equity investment.

Other income decreased $125 million to $13 million. Current period income included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, a charge related to the early redemption of the Company’s $559 million notes due on March 15, 2018, foreign exchange losses, and changes in contingent settlement provisions. Prior period income included realized additional consideration related to the December 2012 sale of the Company’s equity investment in Gruma S.A.B de C.V., recovery of loss provisions as well as gain related to the sale of the Company’s Brazilian sugar ethanol facilities, gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors, foreign exchange gains, and other income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$79	$102	$(23)
Milling and Other	156	164	(8)
Transportation	49	62	(13)
Total Agricultural Services	284	328	(44)

Corn Processing
Sweeteners and Starches	561	499	62
Bioproducts	87	7	80
Total Corn Processing	648	506	142

Oilseeds Processing
Crushing and Origination	197	331	(134)
Refining, Packaging, Biodiesel, and Other	208	251	(43)
Asia	234	59	175
Total Oilseeds Processing	639	641	(2)

Wild Flavors and Specialty Ingredients	228	237	(9)
Total Wild Flavors and Specialty Ingredients	228	237	(9)

Other - Financial	78	84	(6)
Total Other	78	84	(6)

Specified Items:
Gains (losses) on sales of assets and businesses	20	114	(94)
Impairment, restructuring, settlement charges	(98)	(16)	(82)
Hedge timing effects	4	4	—
Total Specified Items	(74)	102	(176)

Total Segment Operating Profit	$1,803	$1,898	$(95)

Adjusted Segment Operating Profit(1)	$1,877	$1,796	$81

Segment Operating Profit	$1,803	$1,898	$(95)
Corporate	(737)	(705)	(32)
Earnings Before Income Taxes	$1,066	$1,193	$(127)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Agricultural Services operating profits decreased 13%. Merchandising and Handling operating results decreased due to decreased volumes in the U.S. corn exports and lower export margins. Global Trade generated solid results benefiting from improved margins which was partially offset by some hedge position losses. Milling and Other decreased due to lower volumes and margins. Transportation results decreased due to river conditions and lower barge freight volumes and margins.

Corn Processing operating profit increased 28%. Sweeteners and Starches operating profit increased due to improved domestic demand and higher volumes and margins from the international business. Bioproducts profit increased due to strong ethanol export demand and improved margins, and improved lysine margins, partially offset by lower volumes caused by a mild winter.

Oilseeds Processing operating profit was comparable to the prior period. Crushing and Origination operating profit decreased from the prior period. Higher softseed results in North America and Europe were offset by lower crushing and origination results in South America as margins remain challenged. A competitive global protein meal market continued to pressure soybean crush margins in all regions. Refining, Packaging, Biodiesel, and Other operating profit declined due to the uncertainty surrounding the biodiesel tax credit that has negatively impacted biodiesel margins partially offset by higher results in South American refined and packaged oils and the global peanut business. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients operating profit decreased 4%. Weaker results in specialty ingredients, due in part to operational start-up costs, were partially offset by the continuing strong demand for flavor ingredients and flavor systems especially in Africa and Asia.

Other - Financial operating profit decreased 7% primarily due to the absence of the Company’s share in the earnings of an equity investment that was sold in the third quarter of fiscal 2016 partially offset by improved results from the captive insurance operations.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(In millions)
LIFO credit (charge)	$4	$(17)	$21
Interest expense - net	(232)	(205)	(27)
Unallocated corporate costs	(376)	(325)	(51)
Other charges	(58)	(87)	29
Minority interest and other	(75)	(71)	(4)
Total Corporate	$(737)	$(705)	$(32)

Corporate results were a net charge of $737 million in the current period compared to $705 million in the prior period. The effects of increasing commodity prices on LIFO inventory valuations resulted in a credit of $4 million in the current period compared to a charge of $17 million in the prior period. Interest expense - net increased $27 million due principally to higher interest rates on short-term debt, the issuance of the new $1 billion fixed-rate debt in August 2016, and interest related to a prior year foreign income tax amended return, partially offset by the retirement of the $261 million bond that matured in April 2017. Unallocated corporate costs increased $51 million due principally to increased investments in the Company’s business transformation, IT, and innovation initiatives. Other charges in the current period included a charge related to the early redemption of the Company’s $559 million notes due on March 15, 2018 and restructuring charges related to the reduction of certain positions within the Company’s global workforce. Other charges in the prior period included legal settlement costs and legal fees, a software impairment charge, other-than-temporary impairment charges on available for sale equity security investments, a loss on the sale of an investment, and other asset impairment and restructuring charges.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	574		593

Net earnings and reported EPS (fully diluted)	$807	$1.41	$855	$1.44
Adjustments:
LIFO charge (credit) - net of tax of $2 million in 2017 and $6 million in 2016 (1)	(2)	—	11	0.02
(Gains) losses on sales of assets and businesses - net of tax of $32 million in 2017 and $17 million in 2016 (2)	12	0.02	(92)	(0.15)
Asset impairment, restructuring, and settlement charges - net of tax of $47 million in 2017 and $34 million in 2016 (2)	98	0.17	64	0.10
Loss on debt extinguishment - net of tax of $4 million(1)	7	0.01	—	—
Certain discrete tax adjustments	4	0.01	—	—
Total adjustments	119	0.21	(17)	(0.03)
Adjusted net earnings and adjusted EPS	$926	$1.62	$838	$1.41

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
(In millions)	2017	2016	Change
Earnings before income taxes	$1,066	$1,193	$(127)
Interest expense	246	213	33
Depreciation and amortization	684	677	7
LIFO	(4)	17	(21)
(Gains) losses on sales of assets and businesses	(20)	(109)	89
Loss on debt extinguishment	11	—	11
Asset impairment, restructuring, and settlement charges	145	98	47
Adjusted EBITDA	$2,128	$2,089	$39

	Nine months ended September 30,
(In millions)	2017	2016	Change
Agricultural Services	$434	$479	$(45)
Corn Processing	918	777	141
Oilseeds Processing	790	788	2
Wild Flavors and Specialty Ingredients	299	304	(5)
Other - Financial	90	91	(1)
Corporate	(403)	(350)	(53)
Adjusted EBITDA	$2,128	$2,089	$39

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

At September 30, 2017, the Company had $0.8 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $5.3 billion of readily marketable commodity inventories. Cash provided by operating activities was $2.2 billion for the nine months compared to $1.3 billion the same period last year. Working capital changes increased cash by $0.6 billion for the nine months compared to a decrease of $0.3 billion for the same period last year. Trade receivables decreased $0.1 billion due to lower revenues. Inventories decreased approximately $0.7 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $0.3 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Cash used in investing activities was $0.9 billion for the nine months compared to $1.2 billion the same period last year. Sales of marketable securities, net of purchases, were $73 million for the nine months compared to $35 million the same period last year. Capital expenditures and net assets of businesses acquired were $0.9 billion for the nine months compared to $0.8 billion the same period last year. Investments in and advances to affiliates included the additional investment in Wilmar of $0.3 billion for the nine months compared to $0.6 billion the same period last year. Cash used in financing activities was $1.0 billion for the nine months compared to $0.1 billion the same period last year. Long-term debt borrowings for the nine months were $0.5 billion related to the 3.75% notes issued on September 14, 2017 compared to long-term debt borrowings of $1.0 billion the same period last year which related to the 2.5% debt issued on August 11, 2016. Long-term debt payments for the nine months of $0.8 billion primarily related to the redemption of the $559 million notes due on 2018 and the retirement of the $261 million bond that matured in April 2017 compared to long-term debt payments of $9 million the same period last year. Commercial paper borrowings for the nine months were $0.6 billion compared to $0.1 billion the same period last year. Share repurchases for the nine months were $0.7 billion compared to $0.8 billion the same period last year.

At September 30, 2017, the Company’s capital resources included net worth of $17.6 billion and lines of credit, including the accounts receivable securitization programs, totaling $6.9 billion, of which $4.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% at September 30, 2017 and 27% at December 31, 2016. The Company uses this ratio as a measure of the Company’s long-term indebtedness and as an indicator of financial flexibility. Of the Company’s total lines of credit, $4.0 billion supported a commercial paper borrowing facility, against which there was $0.6 billion of commercial paper outstanding at September 30, 2017.

As of September 30, 2017, the Company had $0.5 billion of cash and cash equivalents, $0.4 billion of which was held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.7 billion, the Company has asserted that these funds are permanently reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.7 billion, as amended, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2017, the Company utilized $1.4 billion of its facility under the Programs.

For the nine months ended September 30, 2017, the Company spent approximately $0.7 billion in capital expenditures, $0.2 billion in acquisitions, $0.3 billion in additional Wilmar investment, $0.5 billion in dividends, and $0.7 billion in share repurchases. The Company has a stock repurchase program and has acquired approximately 15.7 million shares during the nine months ended September 30, 2017. The Company has 15.7 million shares remaining that may be repurchased under the program until December 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company expects capital expenditures of approximately $1.0 billion during 2017. In 2017, the Company expects aggregate cash outlays of approximately $0.7 billion in dividends and up to $1.0 billion in share repurchases, subject to strategic capital requirements and leverage considerations.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2017 and December 31, 2016 were $10.0 billion and $10.6 billion, respectively.  The decrease is related to obligations to purchase lower quantities of agricultural commodity inventories and lower prices as well as lower obligations in other commitments. As of September 30, 2017, the Company expects to make payments related to purchase obligations of $8.8 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2017.

Off Balance Sheet Arrangements

In September 2017, the Company amended its second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) and increased its facility from $0.3 billion to $0.5 billion. The program terminates on March 16, 2018 unless extended (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Program).

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2017.

Critical Accounting Policies

Retirement Benefit Changes

On July 31, 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) will begin accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula will be frozen as of December 31, 2021, including pay and service through that date.

This change, along with other changes in participation associated with divestitures and restructuring, triggered a remeasurement of the salaried pension plan and the SERP resulting in decreases in the fiscal 2017 pension expense, accumulated other comprehensive loss, and underfunded status by $18 million, $182 million, and $164 million, respectively.

Concurrent with this change, the Company also changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefit costs for its U.S. plans. The new method uses the spot rate yield curve approach to estimate the service and interest costs. Previously, those costs were determined using a single weighted-average discount rate applied to all future cash outflows. The change does not affect the measurement of the Company’s benefit obligations and was accounted for as a change in accounting estimate in accordance with the guidance of ASC Topic 250, Accounting Estimates and Error Corrections, thereby impacting the current and future quarters. The impact of this change on after-tax earnings and diluted earnings per share for the quarter ended September 30, 2017 was immaterial.

There were no other material changes in the Company’s critical accounting policies during the quarter ended September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2017 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2017		December 31, 2016
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$455	$46	$876	$88
Lowest position	(82)	(8)	(529)	(53)
Average position	215	21	27	3

The change in fair value of the average position was principally the result of an increase in average quantities underlying the weekly commodity position and, to a lesser extent, an increase in prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in corporate finance, two processing businesses, and in over 200 locations, and will continue to roll out the ERP system over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. Second, the Company is a party in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal and state courts, again alleging that Syngenta was negligent in commercializing its products. The federal actions have been consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, and some state actions have been consolidated for pretrial proceedings in MDL in Minnesota state court. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies in these MDLs seeking contribution in the event Syngenta is held liable in these lawsuits. In September 2017, Syngenta filed similar third-party claims against the Company in Iowa state court. The federal court in the Kansas MDL dismissed all claims against the Company on April 4, 2016, and the state court in the Minnesota MDL dismissed all claims against the Company on September 6, 2016. Therefore, the Company is no longer a third-party defendant in the federal or state MDL. The Company also intends to move to dismiss the third-party claims in Iowa state court. In September 2017, Syngenta and the farmer plaintiffs announced a tentative settlement, subject to court approval, of all claims by those plaintiffs. Third, the Company and other grain companies have been named as defendants in numerous individual and purported class action suits filed by farmers and other parties in state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. As noted, on September 6, 2016, the court in the Minnesota state MDL dismissed all claims against the Company, and on January 4, 2017, a federal court in the Southern District of Illinois similarly dismissed all of the pending complaints against the Company in Southern Illinois. Some parties are expected to appeal some or all of these dismissals. Currently, the Company remains a defendant in only certain state court actions by farmers and other parties pending in Illinois state court, which the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2017. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2017 to
July 31, 2017	475,697	$41.000	475,697	19,123,029

August 1, 2017 to
August 31, 2017	1,959,118	41.835	1,959,118	17,163,911

September 1, 2017 to
September 30, 2017	1,494,187	42.433	1,494,187	15,669,724
Total	3,929,002	$41.961	3,929,002	15,669,724

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2017, there were no shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through February 9, 2017 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

(4.1)	The registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish a copy of each instrument with respect to long-term debt.

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: October 31, 2017