Form 10-K
period 2017-12-31
ARCHER DANIELS MIDLAND CO
filed 2018-02-16
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth comany.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value--$23.2 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2017)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—558,839,277 shares
(February 15, 2018)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 3, 2018, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “anticipates”, “believes”, “expects”, “plans”, “future”, “intends”, “could”, “estimate”, “predict”, “potential” or “contingent”, the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2017.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s leading producers of food and beverage ingredients, and other products made from oilseeds, corn, wheat, and other agricultural commodities. The Company's products include natural flavors and colors, health and nutrition products, vegetable oil, corn sweeteners, flour, animal feed, and biofuels.  The Company has an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as products derived from those inputs.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

The Company’s vision is to be the most admired global agribusiness and ingredients company while creating value and growing responsibly.  The Company’s strategy involves expanding the volume and diversity of crops that it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. The Company desires to execute this vision and these strategies by conducting its business in accordance with its core values of operating with integrity, treating others with respect, achieving excellence, being resourceful, displaying teamwork, and being responsible.

As the world population grows, so does demand for quality foods, feed ingredients for livestock, alternative fuels, and environmentally friendly alternatives to traditional chemicals. As one of the world's leading agricultural and food ingredient processors, the Company plays a pivotal role in meeting all of these needs in sustainable ways. The Company produces the food ingredients, biofuels, and other products that manufacturers around the world use to provide wholesome food and a better life to millions of people around the globe.

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

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, Washington and a grain export elevator in Portland, Oregon.

The Company held a 19.8% interest in GrainCorp Limited (GrainCorp), a publicly listed company on the Australian Stock Exchange, until its sale in December 2016. GrainCorp is engaged in grain receival and handling, transportation, port operations, oilseed processing, malt processing, flour processing, and grain marketing activities.

Item 1.	BUSINESS (Continued)

Corn Processing

The Company’s Corn Processing segment is engaged in corn wet and dry milling and other activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, France, Morocco, Spain, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and food, as well as specialty ingredients, and an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients. In June 2017, the Company completed the acquisition of Chamtor SA, a French producer of wheat-based sweeteners and starches.

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

The Company has an equity interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company. During the year ended December 31, 2017, the Company acquired additional shares in Wilmar, increasing its ownership interest from 23.2% to 24.9% as of December 31, 2017. Wilmar, a leading agribusiness group in Asia, is engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, packaged oils and foods, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

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

Olenex Sarl (Olenex), a joint venture between the Company and Wilmar, produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe.  In addition, Olenex markets refined oils and fats from the Company's plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K. The Company has a 37.5% ownership interest in this joint venture.
The Company is a major supplier of agricultural commodity raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, and Olenex.

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

Other

Other includes the Company’s remaining operations related to futures commission merchant and insurance activities.

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

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements and retained a portion of the crop insurance risk written by ADM Crop Risk Services, a wholly owned subsidiary engaged in the selling and servicing of crop insurance policies to farmers which was sold to Validus Holdings, a global group of insurance and reinsurance companies on May 1, 2017.

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

Concentration of Revenues by Product

The following products account for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2017	2016	2015
Soybeans	17%	17%	16%
Soybean Meal	13%	13%	13%
Corn	10%	10%	11%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Wild Flavors and Specialty Ingredients segment, expand the Company’s ability to serve the customers’ evolving needs through its offering of natural flavor and ingredient products. The Company does not expect any of its new products to have a significant impact on the Company’s revenues in 2018.

Source and Availability of Raw Materials

Substantially all of the Company’s raw materials are agricultural commodities.  In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, EMEA, Asia, and Australia, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses, principally consisting of $222 million of trademarks from the Wild Flavors acquisition in 2014, but does not consider any segment of its business dependent upon any single or group of patents, trademarks or licenses.

Seasonality, Working Capital Needs, and Significant Customers

Since the Company is widely diversified in global agribusiness markets, there are no material seasonal fluctuations in overall global processing volumes and the sale and distribution of its products and services.  There is a degree of seasonality in the growing cycles, procurement, and transportation of the Company’s principal raw materials: oilseeds, corn, wheat, and other grains.

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

Research and Development Expenditures

The Company’s research and development expenditures are focused on responding to demand from customers’ product development or formulation needs, improving processing efficiency, and developing food, feed, fuel, and industrial products from renewable agricultural crops.  Research and development expense during the years ended December 31, 2017, 2016, and 2015, net of reimbursements of government grants, was approximately $129 million, $123 million, and $122 million, respectively.

The Company’s laboratories and technical centers around the world enhance its ability to interact with customers in Europe, Asia, and South America, not only to provide flavors, but also to support the sales of other food ingredients. The acquisition of Wild Flavors in October 2014 approximately doubled the number of scientists and technicians in research and development. Since that time, additional laboratories have been added, including food & beverages applications laboratories in Sydney, Australia and Cranbury, New Jersey as well as expanded laboratories in Decatur, Illinois and Singapore.

The Company is working with the U.S. Department of Energy’s National Energy Technology Laboratory and other key academic and corporate partners on carbon sequestration projects to reduce carbon dioxide emissions from manufacturing operations. The second carbon sequestration project, the Illinois Industrial Carbon Capture & Sequestration, started carbon dioxide injection in April 2017.

The Company is continuing to invest in research to develop a broad range of sustainable materials with an objective to produce key intermediate materials that serve as a platform for producing a variety of sustainable packaging products.  The key materials are derived from the Company’s starch and oilseed-based feedstocks.  Conversion technologies include utilizing expertise in both fermentation and catalysis.  The materials pipeline includes the development of chemicals and intermediates that are currently produced from petrochemical resources as well as new-to-the-market bio-based products. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. The Company’s project with DuPont to develop sustainable packaging solutions with improved barrier properties has progressed to the construction of a demonstration semi-works plant. This facility, which will be completed in early 2018, will provide both development samples for customers as well as engineering data for a full scale plant.

The Company is also expanding its human health and nutrition portfolio with the acquisition of an 89% controlling interest in Biopolis SL (Biopolis), a leading provider of probiotics and genomic services. Biopolis provides genomic sequencing capabilities for the Company's customers as well as for its internal use. Biopolis also has high through-put biological functionality testing capabilities that can be used to discover new probiotics and nutraceuticals. In September 2017, the Company announced a collaboration with the Mayo Clinic to study gut microflora with respect to personalized nutrition.

In January 2018, the Company announced a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed.

ADM Ventures, which was launched by the Company in October 2016, has made its first selections of high-potential, new-product development projects from its business units. ADM Ventures is also looking at several promising, early-stage start-up companies in which the Company may wish to invest.

Environmental Compliance

During the year ended December 31, 2017, $40 million was spent specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Number of Employees

The number of full-time employees of the Company was approximately 31,300 at December 31, 2017 and 31,800 at December 31, 2016.  The net decrease in the number of full-time employees is primarily related to the reduction of certain positions within the Company's global workforce and divestitures, partially offset by acquisitions.

Financial Information About Foreign and U.S. Operations

Item 1A, “Risk Factors,” and Item 2, “Properties,” include information relating to the Company’s foreign and U.S. operations.  Geographic financial information is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data”.

Available Information

The Company’s website is http://www.adm.com.  The Company makes available, free of charge, through its website, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; directors’ and officers’ Forms 3, 4, and 5; and amendments to those reports, if any, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

In addition, the Company makes available, through its website, the Company’s Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, and Executive Committees.

References to the Company's website address in this report are provided as a convenience and do not constitute, or should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

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

Management directs a Company-wide Enterprise Risk Management (ERM) Program, with oversight from the Company’s Board of Directors. The Company’s Audit Committee has the delegated risk management oversight responsibility and receives updates on the risk management processes and key risk factors on a quarterly basis.

The risk factors that follow are the main risks that the ERM program focuses on to protect and enhance shareholder value through intentional risk mitigation plans based on management-defined risk limits.

Item 1A.	RISK FACTORS (Continued)

The Company, through its business unit, functional, and corporate teams, continually updates, assesses, monitors, and mitigates these and other business and compliance risks in accordance with the ERM Program and as monitored by the ERM Program team and Chief Risk Officer.

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

Advances in technology, such as seed and crop protection technology, farming techniques, or speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of agricultural merchandisers and processors such as the Company.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors.  The company competes for the acquisition of inputs such as agricultural commodities, transportation services, and other materials and supplies, as well as for workforce and talent.  Additionally, competitors offer similar products and services, as well as alternative products and services, to the Company’s customers.  The Company is dependent on being able to generate revenues in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures and provide cash for operating, working capital, dividend, or capital expenditure needs. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors.  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation.  Many of the products bought and sold by the Company are global commodities or are derived from global commodities.  The markets for global commodities are highly price competitive and in many cases the commodities are subject to substitution.  Significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products, thereby negatively impacting the competitiveness of the Company’s significant origination, processing, and export footprint, and the Company’s operating results. Improved yields in different crop growing regions may reduce the reliance on origination territories in which the Company has a significant presence. In addition, continued merger and acquisition activities resulting in further consolidations result in greater cost competitiveness and global scale of certain players in the industry that could impact the relative competitiveness of the Company, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market share, maintaining a high level of product safety and quality, and working with customers to develop new products and tailored solutions.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 56 percent of the Company’s processing plants and 74 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas (such as Eastern Europe, Asia, portions of South and Central America, the Middle East, and Africa). One of the Company’s strategies is to expand the global reach of its core model which may include expanding or developing its business in emerging market areas such as Asia, Eastern Europe, the Middle East, and Africa. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows (such as concerning genetically modified organisms), local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, thus reducing the Company’s overall market value. The Company mitigates this risk in many ways including country risk analysis, government relations and tax compliance activities, and active ethics compliance training requirements.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in more than 170 countries.  The Company is required to comply with the numerous and far-reaching laws and regulations administered by United States federal, state, local, and foreign governmental authorities.  The Company must comply with other general business regulations covering areas such as accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  As examples, the Company has received large tax assessments from tax authorities in Brazil and Argentina, challenging income tax positions taken by subsidiaries of the Company covering various prior periods.  Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

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

Agricultural production and trade flows are subject to government policies, mandates, regulations, and trade agreements. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, traceability standards, product safety and labeling, renewable fuels, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel, including but not limited to changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have an impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company's ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

The Company’s operating results could be affected by political instability and by changes in other governmental policies, mandates, regulations, and trade agreements including monetary, fiscal and environmental policies, laws, regulations, acquisition approvals, and other activities of governments, agencies, and similar organizations.  These risks include but are not limited to changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, safety and environmental regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, adverse tax, administrative agency or judicial outcomes, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets and could adversely affect the Company’s revenues and operating results. There has been a recent increase in populism and nationalism in various countries around the world and the concept and benefits of free trade are being challenged. The Company has benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Should there be an increase in tariff and restrictive trade activities around the world, the Company could be negatively impacted from its inability to enter certain markets or the price of the products being less competitive in the destination markets.

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

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Sufficient credit ratings allow the Company to access cost competitive tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities which could adversely affect the Company’s operating results. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies on risk management practices.

Item 1A.	RISK FACTORS (Continued)

The Company’s risk management strategies may not be effective.

The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets.  The Company monitors position limits and counterparty risks and engages in other strategies and controls to manage these risks. The Company has a Chief Risk Officer and an established commodity merchandising governance process to ensure proper position reporting and monitoring, limit approvals, and execute training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $5.1 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities of these investments.  Net sales to unconsolidated affiliates during the year ended December 31, 2017 was $6.0 billion.  The Company faces certain risks, including risks related to the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the investment partner.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments that may impact the Company’s revenues and operating results. The Company mitigates this risk using controls and policies related to joint venture formation, governance including board of directors representation, merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, risk management activities, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company is also in the process of implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks and instituted control procedures for cyber security incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches and reports metrics to the highest level of management and to the Board of Directors on the quality of the Company’s data security efforts and control environment. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	145	6	151	288	79	367
International	109	10	119	94	35	129
	254	16	270	382	114	496

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 230 warehouses and terminals primarily used as bulk storage facilities and 44 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,800 barges, 12,300 rail cars, 290 trucks, 1,300 trailers, 100 boats, and 10 oceangoing vessels; and leases, under operating leases, approximately 510 barges, 16,000 rail cars, 270 trucks, 130 trailers, 10 boats, and 15 oceangoing vessels.

	Agricultural Services Processing Plants
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Milling & Other
North America
U.S.*	1	29	30	—
Barbados	—	1	1	—
Belize	—	1	1	—
Canada	—	8	8	—
Grenada	—	1	1	—
Jamaica	—	2	2	—
Total	1	42	43	—
Daily capacity
Metric tons (in 1,000’s)	—	21	21	—
Europe
United Kingdom	—	3	3	4
Total	—	3	3	4
Daily capacity
Metric tons (in 1,000’s)	—	1	1	1
Grand Total	1	45	46	4
Total daily capacity
Metric tons (in 1,000’s)	—	22	22	1

*The U.S. plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

		Agricultural Services Procurement Facilities
	Owned			Leased
	Merchandising & Handling	Milling & Other	Total	Merchandising & Handling	Milling & Other	Total
North America
U.S.*	173	1	174	14	1	15
Canada	1	—	1	—	1	1
Dominican Republic	1	—	1	—	—	—
Total	175	1	176	14	2	16
Storage capacity
Metric tons (in 1,000’s)	14,022	—	14,022	643	68	711
South America
Argentina	4	—	4	—	—	—
Columbia	—	—	—	10	—	10
Ecuador	—	—	—	2	—	2
Total	4	—	4	12	—	12
Storage capacity
Metric tons (in 1,000’s)	502	—	502	396	—	396
Europe
Hungary	1	—	1	—	—	—
Ireland	2	—	2	—	—	—
Poland	1	—	1	—	—	—
Romania	10	—	10	2	—	2
Ukraine	7	—	7	—	—	—
United Kingdom	—	—	—	—	5	5
Total	21	—	21	2	5	7
Storage capacity
Metric tons (in 1,000’s)	1,130	—	1,130	20	14	34
Grand Total	200	1	201	28	7	35
Total storage capacity
Metric tons (in 1,000’s)	15,654	—	15,654	1,059	82	1,141

*The U.S. procurement facilities are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Corn Processing
	Processing Plants				Procurement Facilities
	Owned				Owned
	Wet Milling	Dry Milling	Other	Total	Wet Milling, Dry Milling, & Other
North America
U.S.*	5	3	28	36	6
Canada	—	—	3	3	—
Puerto Rico	—	—	3	3	—
Trinidad & Tobago	—	—	1	1	—
Total	5	3	35	43	6
Daily/Storage capacity
Metric tons (in 1,000’s)	43	22	415	480	377
Europe
Bulgaria	1	—	—	1	—
France	—	—	1	1	—
Spain	—	—	1	1	—
Turkey	1	—	—	1	—
Total	2	—	2	4	—
Daily/Storage capacity
Metric tons (in 1,000’s)	2	—	1	3	—
Asia
China	—	—	4	4	—
Total	—	—	4	4	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	236	236	—
Africa
Morocco	1	—	—	1	—
Total	1	—	—	1	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	—
Grand Total	8	3	41	52	6
Total daily/storage capacity
Metric tons (in 1,000’s)	45	22	652	719	377

*The U.S. processing plants are located in Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, Texas, and Washington.

* The U.S. procurement facilities are located in Illinois and Minnesota.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned				Leased
	Crushing & Origination	Refining, Packaging, Biodiesel & Other	Asia	Total	Crushing & Origination	Refining, Packaging, Biodiesel & Other	Asia	Total
North America
U.S.*	23	36	—	59	—	3	—	3
Canada	3	4	—	7	—	—	—	—
Mexico	1	—	—	1	—	—	—	—
Total	27	40	—	67	—	3	—	3
Daily capacity
Metric tons (in 1,000’s)	57	21	—	78	—	—	—	—
South America
Argentina	—	1	—	1	—	—	—	—
Bolivia	1	2	—	3	—	—	—	—
Brazil	5	8	—	13	1	—	—	1
Paraguay	1	—	—	1	—	—	—	—
Peru	—	1	—	1	—	—	—	—
Total	7	12	—	19	1	—	—	1
Daily capacity
Metric tons (in 1,000’s)	17	8	—	25	1	—	—	1
Europe
Belgium	—	1	—	1	—	—	—	—
Czech Republic	1	1	—	2	—	—	—	—
France	—	1	—	1	—	—	—	—
Germany	4	8	—	12	—	—	—	—
Netherlands	1	1	—	2	—	—	—	—
Poland	2	5	—	7	—	—	—	—
Switzerland	—	1	—	1	—	—	—	—
Ukraine	1	—	—	1	—	—	—	—
United Kingdom	1	3	—	4	—	—	—	—
Total	10	21	—	31	—	—	—	—
Daily capacity
Metric tons (in 1,000’s)	36	15	—	51	—	—	—	—
Asia
India	—	—	2	2	—	—	1	1
Total	—	—	2	2	—	—	1	1
Daily capacity
Metric tons (in 1,000’s)	—	—	1	1	—	—	1	1
Africa
South Africa	—	4	—	4	—	—	—	—
Total	—	4	—	4	—	—	—	—
Daily capacity
Metric tons (in 1,000’s)	—	2	—	2	—	—	—	—
Grand Total	44	77	2	123	1	3	1	5
Total daily capacity
Metric tons (in 1,000’s)	110	46	1	157	1	—	1	2

*The U.S. plants in the table above are located in Alabama, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Oilseeds Procurement Facilities
	Owned			Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Total	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Total
North America
U.S.*	3	86	89	—	64	64
Canada	5	—	5	—	—	—
Mexico	—	—	—	—	1	1
Total	8	86	94	—	65	65
Storage capacity
Metric tons (in 1,000’s)	247	369	616	—	210	210
South America
Bolivia	5	—	5	—	—	—
Brazil	35	—	35	—	—	—
Chile	—	—	—	1	—	1
Paraguay	13	—	13	2	—	2
Peru	—	—	—	2	—	2
Uruguay	1	—	1	6	—	6
Total	54	—	54	11	—	11
Storage capacity
Metric tons (in 1,000’s)	2,173	—	2,173	354	—	354
Europe
Germany	3	—	3	—	—	—
Netherlands	1	—	1	—	—	—
Poland	4	—	4	—	—	—
United Kingdom	—	—	—	3	—	3
Total	8	—	8	3	—	3
Storage capacity
Metric tons (in 1,000’s)	596	—	596	6	—	6
Grand Total	70	86	156	14	65	79
Total storage capacity
Metric tons (in 1,000’s)	3,016	369	3,385	360	210	570

*The U.S. procurement facilities are located in Alabama, Florida, Georgia, Iowa, Michigan, Mississippi, North Carolina, Oklahoma, South Carolina, Texas, and Virginia.

Item 2.	PROPERTIES (Continued)

	Wild Flavors and Specialty Ingredients
	Processing Plants			Procurement Facilities
	Owned	Leased		Owned
North America
U.S.*	20	3		19
Canada	1	—		—
Total	21	3		19
Daily/Storage capacity
Metric tons (in 1,000’s)	992	107		324
South America
Brazil	3	—		—
Total	3	—		—
Daily/Storage capacity
Metric tons (in 1,000’s)	48	—		—
Europe
Germany	4	1	.	—
Netherlands	1	1		—
Poland	1	—		—
Spain	1	—		—
Turkey	—	1		—
Total	7	3		—
Daily/Storage capacity
Metric tons (in 1,000’s)	18	—		—
Asia
China	2	—		—
India	—	1		—
Total	2	1		—
Daily/Storage capacity
Metric tons (in 1,000’s)	320	200		—
Grand Total	33	7		19
Total storage capacity
Metric tons (in 1,000’s)	1,378	307		324

*The U.S. processing plants are located in Illinois, Iowa, Kentucky, Michigan, Nebraska, North Dakota, Ohio, and Washington.

*The U.S. procurement facilities are located in Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 20 in Item 8 for information on the Company’s legal proceedings.

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

			Cash
	Market Price		Dividends
	High	Low	Per Share
Fiscal Year 2017-Quarter Ended
December 31	$44.42	$38.59	$0.32
September 30	44.26	40.22	0.32
June 30	46.26	40.40	0.32
March 31	47.44	41.74	0.32
Fiscal Year 2016-Quarter Ended
December 31	$47.88	$41.44	$0.30
September 30	45.39	41.21	0.30
June 30	44.14	34.55	0.30
March 31	38.96	29.86	0.30

The number of registered stockholders of the Company’s common stock at December 31, 2017, was 9,944.

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2017 to October 31, 2017	327	$43.206	327	15,669,397
November 1, 2017 to November 30, 2017	1,897,867	39.258	1,897,867	13,771,530
December 1, 2017 to December 31, 2017	222	39.886	222	13,771,308
Total	1,898,416	$39.259	1,898,416	13,771,308

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2017, there were no shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2) On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2012 and assumes all dividends have been reinvested through December 31, 2017.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples

Copyright© Standard and Poor's, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended
	December 31
	2017	2016	2015	2014	2013

Revenues	$60,828	$62,346	$67,702	$81,201	$89,804
Depreciation	802	787	799	850	827
Net earnings attributable to controlling interests	1,595	1,279	1,849	2,248	1,342
Basic earnings per common share	2.80	2.18	2.99	3.44	2.03
Diluted earnings per common share	2.79	2.16	2.98	3.43	2.02
Cash dividends	730	701	687	624	501
Per common share	1.28	1.20	1.12	0.96	0.76
Working capital	7,355	7,872	8,324	10,426	12,872
Current ratio	1.6	1.6	1.6	1.7	1.8
Inventories	9,173	8,831	8,243	9,374	11,441
Net property, plant, and equipment	10,138	9,758	9,853	9,851	10,069
Gross additions to property, plant, and equipment	1,100	882	1,350	1,357	947
Total assets	39,963	39,769	40,157	43,997	43,720
Long-term debt, excluding current maturities	6,623	6,504	5,779	5,528	5,315
Shareholders’ equity	18,322	17,181	17,915	19,630	20,194
Per common share	32.89	29.98	30.11	30.82	30.64
Weighted average shares outstanding-basic	569	588	618	653	661
Weighted average shares outstanding-diluted	572	591	621	656	663

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2017 include gains totaling $22 million ($10 million after tax loss, equal to $0.02 per share) primarily related to the sale of the crop risk services business partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business; charges of $214 million ($144 million after tax, equal to $0.25 per share) consisting of asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, restructuring charges related to the reduction of certain positions within the Company’s global workforce, several individually insignificant asset impairments and restructuring charges, and provisions for contingent losses related to certain settlement items; a debt extinguishment charge of $11 million ($7 million after tax, equal to $0.01 per share) related to the early redemption of the Company’s $559 million notes due on March 15, 2018; and net tax benefits related to the Tax Cuts and Jobs Act and certain discrete tax adjustments totaling $366 million (equal to $0.64 per share).

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2016 include gains totaling $119 million ($100 million after tax, equal to $0.17 per share) primarily related to recovery of loss provisions and gains related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors; a gain of $38 million ($24 million after tax, equal to $0.04 per share) related to a U.S. retiree medical benefit plan curtailment; charges of $117 million ($77 million after tax, equal to $0.13 per share) primarily related to legal fees and settlement, impairment of software, investments, and certain long-lived assets; a $10 million ($8 million after tax, equal to $0.02 per share) loss on sale of individually immaterial assets; and certain discrete tax adjustments totaling $24 million (equal to $0.04 per share) related to valuation allowances, deferred tax re-rates, and changes in assertion.

•
Net earnings attributable to controlling interests for the year ended December 31, 2015 include gains totaling $530 million ($515 million after tax, equal to $0.83 per share) related primarily to the sale of the cocoa, chocolate, and lactic businesses, revaluation of the Company’s previously held investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc; long-lived asset impairment charges of $129 million ($109 million after tax, equal to $0.18 per share) related primarily to certain international Oilseeds Processing facilities, sugar ethanol facilities in Brazil, and goodwill, intangible, and property, plant, and equipment asset impairments; restructuring and exit charges of $71 million ($63 million after tax, equal to $0.10 per share) related to an international pension plan settlement, sugar ethanol facilities in Brazil, and other restructuring charges; loss provisions, settlements, and inventory writedown of $67 million ($58 million after tax, equal to $0.09 per share); certain discrete tax adjustments totaling $60 million (equal to $0.10 per share) related to valuation allowances and deferred tax re-rates; and loss on debt extinguishment of $189 million ($118 million after tax, equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures.

•
Net earnings attributable to controlling interests for the year ended December 31, 2014 include a gain on sale of assets related to the sale of the fertilizer business and other asset of $135 million ($89 million after tax, equal to $0.14 per share); gain of $156 million ($97 million after tax, equal to $0.15 per share) upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units; and loss of $102 million ($63 million after tax, equal to $0.10 per share) on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition; asset impairment charges related to certain fixed assets of $41 million ($26 million after tax, equal to $0.04 per share) and $64 million ($41 million after tax, equal to $0.06 per share) of costs related to the relocation of the global headquarters to Chicago, Illinois, and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges; a charge of $98 million ($61 million after tax, equal to $0.09 per share) related to pension settlements; and certain discrete tax adjustments of $15 million (equal to $0.02 per share) related to deferred tax re-rates.

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

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 170 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

•
the acquisition in February 2017 of an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients, followed later in the year by a partnership with the Mayo Clinic to explore personalized nutrition applications including the effects of prebiotics and probiotics that may improve digestive health;

•	the construction of a new feed-premix facility in Xiangtan, China, which is expected to be completed in 2019;

•	the sale in May 2017 of the Company's crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies;

•	the completion in May 2017 of a series of major enhancements at the Company’s export terminal in Santos, in the Brazilian state of Sao Paulo;

•	the construction of a new flour mill in Mendota, Illinois, which is expected to be completed in 2019;

•	the expansion of a Golden Peanut and Tree Nuts production facility in Blakely, Georgia, which is expected to be completed in 2018;

•	the completion in June 2017 of a new silo located on the Danube River in Silistra, Bulgaria;

•	the acquisition in June 2017 of Chamtor, a French producer of wheat-based sweeteners and starches;

•
the acquisition in July 2017 of a 51% controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, which is now known as ADM Israel;

•	the modernization of the flour mill in Enid, Oklahoma, which is expected to be completed in 2018;

•
the announcement in December 2017 of the sale of the Company's oilseeds operations in Bolivia to Inversiones Piuranas S.A., which is subject to regulatory approvals and is expected to close in the first half of 2018; and

•	the announcement in January 2018 of a joint development agreement and Vland Biotech to develop and commercialize enzymes for animal feed.

As part of the implementation of the Company’s strategic plan, the Company continues to evaluate the capital intensity of its operations and portfolio, seeking ways to reduce and redeploy capital in its efforts to reduce volatility of earnings and drive long-term returns.

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

The Company’s corn processing operations and Wild Flavors and Specialty Ingredients businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Thus, changes in revenues of these businesses may correspond to changes in margins or gross profit.

The Company has consolidated subsidiaries in more than 80 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

The Company measures its performance using key financial metrics including net earnings, segment operating profit, return on invested capital, EBITDA, economic value added, manufacturing expenses, and selling, general, and administrative expenses. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Agricultural Services, U.S. export competitiveness was strong during the first half of the year but weakened during the second half due to the large crops in South America. Overall low market volatility continued due to surplus in the global market. In Corn Processing, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels which limited margins. Global oilseeds processing volumes remained strong, but ample supply of competing proteins and abundance of Argentine meal and oil in world markets pressured margins. Slow selling by farmers in Brazil continues to depress grain origination margins despite strong export volumes. While demand and margins for refined oil remained solid across all regions, uncertainty surrounding the U.S. biodiesel tax credit has negatively impacted biodiesel margins. Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, but continued to be adversely affected by start-up costs and margin pressure in certain non-flavor food ingredient markets.

Net earnings attributable to controlling interests increased $0.3 billion to $1.6 billion. Segment operating profit decreased $0.2 billion to $2.5 billion. Included in segment operating profit in the current year was a net charge of $134 million consisting of a net gain on sales of assets and businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Included in segment operating profit in the prior year was income of $81 million consisting of a net gain on sales of assets and businesses/revaluation, impairment and restructuring charges, and corn hedge timing effects. Adjusted segment operating profit increased $47 million to $2.7 billion due to solid results in Corn Processing, partially offset by weaker South American origination margins, lower soybean crush margins, and weaker results in some specialty ingredients. Corporate results were a net expense of $927 million in the current year compared to $882 million in the prior year. Corporate results in the current year included a credit of $2 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $19 million in the prior year.

Income taxes decreased $527 million due to lower earnings before income taxes and a lower effective tax rate. The Company’s effective tax rate for 2017 decreased to 0.4% compared to 29.3% for 2016 due primarily to the estimated impact of the Tax Cuts and Jobs Act (the “Act”). Excluding the impact of the Act, the Company's effective tax rate for 2017 would have decreased from 29.3% to approximately 24.0% due primarily to the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and return to provision adjustments in the current year, partially offset by changes in the geographic mix of pre-tax earnings and the expiration of U.S. tax credits, including the biodiesel credit, at the end of 2016 (see Note 13 in Item 8 for more information).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2017 and 2016 are as follows (in metric tons):

(In thousands)	2017	2016	Change
Oilseeds	34,733	33,788	945
Corn	22,700	22,273	427
Total	57,433	56,061	1,372

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to the strong demand environment for soybean meal and canola oil. The overall increase in corn is due to the strong demand environment for ethanol, partially offset by the production disruption in one of the Company’s plants due to a water main break in the first quarter and the reconfiguration of the Company’s Peoria, Illinois ethanol complex.

Revenues by segment for the years ended December 31, 2017 and 2016 are as follows:

(In millions)	2017	2016	Change
Agricultural Services
Merchandising and Handling	$23,127	$24,609	$(1,482)
Milling and Other	2,910	3,060	(150)
Transportation	209	224	(15)
Total Agricultural Services	26,246	27,893	(1,647)

Corn Processing
Sweeteners and Starches	4,253	4,028	225
Bioproducts	5,099	5,438	(339)
Total Corn Processing	9,352	9,466	(114)

Oilseeds Processing
Crushing and Origination	14,091	13,976	115
Refining, Packaging, Biodiesel, and Other	8,169	7,880	289
Asia	270	296	(26)
Total Oilseeds Processing	22,530	22,152	378

Wild Flavors and Specialty Ingredients	2,313	2,427	(114)

Other	387	408	(21)
Total	$60,828	$62,346	$(1,518)

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

Revenues decreased $1.5 billion, or 2%, to $60.8 billion due to lower sales volumes ($1.4 billion) and lower average sales prices ($0.1 billion). The decrease in sales volumes was due principally to a decrease in volumes of unprocessed commodities, in particular volumes of soybeans, corn, rapeseed, and wheat. Agricultural Services revenues decreased 6% to $26.2 billion due to lower sales volumes ($1.5 billion) and lower average sales prices ($0.1 billion). Corn Processing revenues decreased 1% to $9.4 billion due to lower sales volumes ($0.1 billion). Oilseeds Processing revenues increased 2% to $22.5 billion due to higher sales volumes ($0.3 billion). Wild Flavors and Specialty Ingredients revenues decreased 5% to $2.3 billion due to lower sales volumes ($0.1 billion).

Cost of products sold decreased $1.4 billion to $57.3 billion due principally to lower sales volumes. Included in cost of products sold is a credit of $2 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $19 million in the prior year. Manufacturing expenses increased $0.1 billion to $5.2 billion due to increased expenses for energy, operating and maintenance supplies, and contracted labor, and higher salaries and benefits.

Gross profit decreased $0.1 billion, or 3%, to $3.5 billion. Lower results in soybean processing ($152 million) and grain origination ($90 million) were partially offset by higher results in canola processing ($41 million), sweeteners and starches ($71 million), and animal nutrition ($53 million). These factors are explained in the segment operating profit discussion on page 31. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a $2 million positive impact on gross profit compared to a negative impact of $19 million in the prior year.

Selling, general, and administrative expenses of $2.0 billion were comparable to the prior year. Current year expenses included increased salaries and benefits cost related to further investments in the Company’s business transformation, IT, research and development, and innovation initiatives. Prior year expenses included expenses related to the settlement of a legal matter.

Asset impairment, exit, and restructuring costs increased $118 million to $173 million. Current year charges consisted of $63 million of asset impairments in the Corn Processing segment primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, $20 million of asset impairments in the Wild Flavors and Specialty Ingredients segment primarily related to the closure of a facility, $54 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce, and $36 million of several individually insignificant asset impairments and restructuring charges. Prior year charges included $11 million of software impairment in Corporate, $6 million of other-than-temporary impairment charges on the Company's investment in two available for sale equity securities in Corporate, and $17 million and $21 million of individually insignificant fixed asset impairment and restructuring charges, respectively.

Interest expense increased $37 million to $330 million primarily due to higher interest rates on short-term debt, the issuance of the $1 billion fixed-rate notes in August 2016, and interest related to an amended foreign income tax from a prior year, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in the prior year also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

Equity in earnings of unconsolidated affiliates increased $164 million to $456 million primarily due to higher earnings from the Company’s investment in Wilmar resulting from the increased ownership stake in and higher results from Wilmar and improved results from the Company’s equity investment in CIP, partially offset by losses from a new equity investment and decreased earnings resulting from the disposal of an equity investment.

Other income - net decreased $110 million to $37 million. Prior year income included realized additional consideration related to the sale of the Company's equity investment in Gruma S.A.B. de C.V. in December 2012, recovery of loss provisions and gain related to the sale of the Company's Brazilian sugar ethanol facilities, a gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, and loss on sale of other individually immaterial assets. Current period income included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, changes in contingent settlement provisions, a charge related to the full redemption of the Company's $559 million notes due March 15, 2018, and foreign exchange losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the year ended December 31, 2017 and 2016 are as follows:

Segment Operating Profit	2017	2016	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$300	$228	$72
Milling and Other	199	226	(27)
Transportation	86	119	(33)
Total Agricultural Services	585	573	12

Corn Processing
Sweeteners and Starches	746	655	91
Bioproducts	163	106	57
Total Corn Processing	909	761	148

Oilseeds Processing
Crushing and Origination	241	386	(145)
Refining, Packaging, Biodiesel, and Other	272	344	(72)
Asia	328	150	178
Total Oilseeds Processing	841	880	(39)

Wild Flavors and Specialty Ingredients	284	275	9

Other	51	134	(83)

Specified Items:
Gains on sales and businesses	22	114	(92)
Impairment, restructuring, and settlement charges	(160)	(32)	(128)
Hedge timing effects	4	(1)	5
Total Specified Items	(134)	81	(215)

Total Segment Operating Profit	$2,536	$2,704	$(168)

Adjusted Segment Operating Profit(1)	$2,670	$2,623	$47

Segment Operating Profit	$2,536	$2,704	$(168)
Corporate	(927)	(882)	(45)
Earnings Before Income Taxes	$1,609	$1,822	$(213)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results are as follows:

(In millions)	2017	2016	Change
LIFO credit (charge)	$2	$(19)	$21
Interest expense - net	(310)	(282)	(28)
Unallocated corporate costs	(470)	(457)	(13)
Other charges	(65)	(52)	(13)
Minority interest and other	(84)	(72)	(12)
Total Corporate	$(927)	$(882)	$(45)

Agricultural Services operating profit increased 2%. Merchandising and Handling operating results increased due to improved Global Trade execution and strong destination marketing volume growth. Merchandising and Handling results also included a gain related to a confidential legal settlement, and a $42 million net recovery of property damage costs and business interruption losses related to the Company's New Orleans, Louisiana export facility. Milling and Other decreased due to lower volumes and margins. Transportation results decreased due to river conditions and lower barge freight volumes and margins.

Corn Processing operating profit increased 19%. Sweeteners and Starches operating profit increased due to improved domestic demand and higher volumes and margins from the international business. Bioproducts profit increased due to improved lysine margins and higher trading resuts, partially offset by lower volumes caused by a mild winter and slightly lower ethanol margins.

Oilseeds Processing operating profit decreased 4%. Crushing and Origination operating profit decreased from the prior year. Higher softseed results in North America and Europe were more than offset by weaker soybean crush margins due to ample supply of alternative proteins competing with soybean meal. In addition, improved South American soybean crushing results were more than offset by weak grain origination margins throughout the year. Refining, Packaging, Biodiesel, and Other operating profit declined due to weaker biodiesel and specialty oils margins partially offset by higher results in South American packaged oils and the global peanut business. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Wild Flavors and Specialty Ingredients (WFSI) operating profit increased 3%. The continuing strong demand for flavor ingredients and flavor systems across all regions were partially offset by lower results in specialty ingredients, due in part to operational start-up costs.

Other operating profit decreased 62% primarily due to losses from the Company's captive insurance operations and lower results from its futures commission brokerage business. Current year results included settlement of insurance claims from the Company's Agricultural Services segment totaling $50 million related to the New Orleans, Louisiana export facility.

Corporate results were a net expense of $927 million in the current year compared to $882 million in the prior year. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $2 million in the current year compared to a charge of $19 million in the prior year. Interest expense - net increased $28 million due principally to higher interest rates on short-term debt, the issuance of $1 billion fixed-rate debt in August 2016, and interest related to an amended foreign income tax return from a prior year, partially offset by the retirement of the $261 million bond that matured in April 2017 and the absence of the original Harvest Innovation adjustment of buy-out liability in May 2016. Unallocated corporate costs increased $13 million due principally to increased investments in the Company’s business transformation, IT, research and development, and innovation initiatives partially offset by the absence of last year’s railroad maintenance expense. Other charges in the current year included a charge related to the full redemption of the Company’s $559 million notes due on March 15, 2018 and restructuring charges related to the reduction of certain positions within the Company’s global workforce. Other charges in the prior year included legal settlement costs and legal fees, a software impairment charge, other-than-temporary impairment charges on the Company’s investments in two available for sale equity securities, a loss on the sale of an investment, and other asset impairment and restructuring charges, partially offset by a gain related to a U.S. retiree medical benefit plan curtailment. Minority interest and other expense increased $12 million due principally to lower results from the Company's equity investment in CIP.

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

Management believes that adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to diluted EPS, earnings before income taxes, and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2017 and 2016.

	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	572		591

Net earnings and reported EPS (fully diluted)	$1,595	$2.79	$1,279	$2.16
Adjustments:
LIFO charge (credit) (net of tax of $1 million in 2017 and $7 million in 2016) (1)	(1)	—	12	0.02
(Gains) Losses on sales and revaluation of assets and businesses (net of tax of $32 million in 2017 and $17 million in 2016) (2)	10	0.02	(92)	(0.15)
Asset impairment, restructuring, and settlement charges (net of tax of $70 million in 2017 and $40 million in 2016) (2)	144	0.25	77	0.13
Post-retirement benefit curtailment (net of tax of $14 million) (1)	—	—	(24)	(0.04)
Loss on debt extinguishment (net of tax of $4 million) (1)	7	0.01	—	—
Tax adjustments (3)	(366)	(0.64)	24	0.04
Adjusted net earnings and adjusted EPS	$1,389	$2.43	$1,276	$2.16

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.
(3) Includes tax adjustments related to the 2017 U.S. Tax Cuts and Jobs Act.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2017 and 2016.

(In millions)	2017	2016	Change
Earnings before income taxes	$1,609	$1,822	$(213)
Interest expense	330	293	37
Depreciation and amortization	924	900	24
LIFO charge (credit)	(2)	19	(21)
Gains on sales and revaluation of assets and businesses	(22)	(109)	87
Asset impairment, restructuring, and settlement charges	214	117	97
Post-retirement benefit curtailment	—	(38)	38
Loss on debt extinguishment	11	—	11
Adjusted EBITDA	$3,064	$3,004	$60

(In millions)	2017	2016	Change
Agricultural Services	$785	$772	13
Corn Processing	1,273	1,114	159
Oilseeds Processing	1,047	1,078	(31)
Wild Flavors and Specialty Ingredients	379	365	14
Other - Financial	69	144	(75)
Corporate	(489)	(469)	(20)
Adjusted EBITDA	$3,064	$3,004	$60

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company’s operating results. Agricultural Services was negatively impacted in the first half of the year 2016 by weak U.S. grain export competitiveness and decreased global merchandising opportunities. Starting in the third quarter, export volumes and margins improved due to the U.S. harvest and weather conditions in South America. In Corn Processing, global demand for sweeteners and starches and U.S. exports, principally to Mexico, continued to grow. In Europe, raw material costs improved, resulting in improved margins. Corn-based ethanol remained a very competitive transportation fuel, and domestic blending was strong as U.S. gasoline demand was up compared to 2015. U.S. ethanol also continued to be one of the cheapest oxygenates in the world, driving strong export volumes throughout 2016. Industry production levels remained high during the year, limiting margins. In Oilseeds Processing, global crushing operations achieved strong capacity utilization, although margins were weaker mainly due to higher supply of soybean meal from Argentina and other protein meal substitutes. Softseed margins improved due to better seed supply and oil demand. Vegetable oils continued to maintain a steady demand from the food industry. Additionally, vegetable oil sales volumes benefited from demand driven by the U.S. 2016 biodiesel blenders credit. The Wild Flavors and Specialty Ingredients business benefited from increased demand for flavor ingredients and flavor systems, specialty proteins, natural health and nutrition products and polyols, but was adversely impacted by soft market conditions in non-flavor food ingredient markets and a strong U.S. dollar, as well as operational issues at the specialty commodities unit.

Net earnings attributable to controlling interests decreased $0.6 billion to $1.3 billion. Segment operating profit decreased $0.6 billion to $2.7 billion, primarily due to the 2015 gain on sale of the global cocoa and chocolate businesses and lower earnings in the year 2016 due to the sale of those businesses, weaker global crushing and origination margins, and lower international merchandising results, partially offset by better ethanol results. Corporate results in the year 2016 included a charge of $19 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $2 million in the prior year and a decrease of approximately $70 million in the Company's share of the results of Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) (CIP).

Income taxes increased $96 million due to a higher effective tax rate partially offset by lower earnings before income taxes. The Company's effective tax rate for 2016 increased to 29.3% compared to 19.2% for 2015 due primarily to low tax rates on significant gains related to portfolio actions in 2015, a $71 million 2015 discrete tax benefit resulting mainly from the release of a $66 million valuation allowance compared to a $49 million discrete tax expense in 2016, and changes in the geographic mix of pretax earnings (see Note 13 in Item 8 for more information).

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2016 and 2015 are as follows (in metric tons):

(In thousands)	2016	2015	Change
Oilseeds	33,788	33,817	(29)
Corn	22,273	23,126	(853)
Total	56,061	56,943	(882)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to current margin environment and and seasonal local supply and demand conditions. The overall decrease in corn relates to the disposal of the sugar ethanol operations in May 2016 partially offset by volumes from the acquisition of Eaststarch C.V. in November 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2016 and 2015 are as follows:

(In millions)	2016	2015	Change
Agricultural Services
Merchandising and Handling	$24,609	$25,957	$(1,348)
Milling and Other	3,060	3,479	(419)
Transportation	224	246	(22)
Total Agricultural Services	27,893	29,682	(1,789)

Corn Processing
Sweeteners and Starches	4,028	3,713	315
Bioproducts	5,438	6,282	(844)
Total Corn Processing	9,466	9,995	(529)

Oilseeds Processing
Crushing and Origination	13,976	15,597	(1,621)
Refining, Packaging, Biodiesel, and Other	7,880	9,364	(1,484)
Asia	296	256	40
Total Oilseeds Processing	22,152	25,217	(3,065)

Wild Flavors and Specialty Ingredients	2,427	2,407	20

Other	408	401	7
Total	$62,346	$67,702	$(5,356)
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

Gross profit decreased $0.3 billion, or 9%, to $3.6 billion. The decrease in gross profit consisted principally of lower soy crush margins ($309 million), reduced merchandising results ($95 million) primarily due to Agricultural Services global trade execution and positioning losses, lower volumes and freight rates in barge operations ($24 million), the sale of the cocoa business in 2015 ($78 million), partially offset by contribution of the recent Eaststarch C.V. acquisition ($85 million), and higher results in sweeteners and starches ($169 million). These factors are explained in the segment operating profit discussion on page 38. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a $19 million negative impact on gross profit compared to a positive impact of $2 million in 2015. The decrease in underlying commodity prices did not result in a significant decrease in margins or gross profit as lower underlying commodity prices had a relatively equal impact on revenues and cost of products sold.

Selling, general, and administrative expenses of $2.0 billion were comparable to 2015. Decreased expenses related to the sale of the cocoa business and a U.S. retiree medical benefit plan curtailment gain were offset by legal settlements, costs, and legal fees, increased transaction fees due to increased trading volume from the brokerage business, and expenses for the recently consolidated Eaststarch C.V.

Asset impairment, exit, and restructuring costs decreased $145 million to $55 million. Charges in 2015 included long-lived asset impairments of $129 million related to certain Oilseeds Processing facilities, sugar ethanol facilities in Brazil, a facility in the Corn Processing segment, and capitalized software costs and restructuring and exit costs of $71 million related principally to an international pension plan settlement, sugar ethanol facilities in Brazil, and several individually insignificant restructuring and exit costs. Charges in 2016 included $11 million of software impairment in Corporate, $6 million of other-than-temporary impairment charges on the Company's investment in two available for sale equity securities in Corporate, and $17 million and $21 million of individually insignificant fixed asset impairment and restructuring charges, respectively.

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

Other income - net decreased $203 million to $147 million. Income in 2015 consisted primarily of gain on sales of $256 million related primarily to the sale of the cocoa, chocolate, and lactic businesses, a gain of $212 million on the revaluation of the Company’s previously held equity investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and a gain of $62 million on the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc, partially offset by a $189 million loss on debt extinguishment related to the repurchase of outstanding debt and loss provisions of $45 million related to sugar ethanol facilities in Brazil. Income in 2016 included $48 million of realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B. de C.V. in December 2012, a $59 million gain, including recovery of loss provisions, related to the sale of the Company’s Brazilian sugar ethanol facilities, a $12 million gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, and a $10 million loss on sale of other individually immaterial assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the year ended December 31, 2016 and 2015 are as follows:

Segment Operating Profit	2016	2015	Change
	(In millions)
Agricultural Services
Merchandising and Handling	$228	$305	$(77)
Milling and Other	226	244	(18)
Transportation	119	135	(16)
Total Agricultural Services	573	684	(111)

Corn Processing
Sweeteners and Starches	655	457	198
Bioproducts	106	149	(43)
Total Corn Processing	761	606	155

Oilseeds Processing
Crushing and Origination	386	793	(407)
Refining, Packaging, Biodiesel, and Other	344	308	36
Asia	150	188	(38)
Total Oilseeds Processing	880	1,289	(409)

Wild Flavors and Specialty Ingredients	275	289	(14)

Other	134	56	78

Specified Items:
Gains (losses) on sales and businesses	114	530	(416)
Impairment, restructuring, and exit charges	(32)	(214)	182
Hedge timing effects	(1)	32	(33)
Total Specified Items	81	348	(267)

Total Segment Operating Profit	2,704	3,272	(568)

Adjusted Segment Operating Profit(1)	2,623	2,924	(301)

Segment Operating Profit	2,704	3,272	(568)
Corporate	(882)	(988)	106
Earnings Before Income Taxes	$1,822	$2,284	$(462)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results are as follows:

(In millions)	2016	2015	Change
LIFO credit (charge)	$(19)	$2	$(21)
Interest expense - net	(282)	(297)	15
Unallocated corporate costs	(457)	(433)	(24)
Other charges	(52)	(242)	190
Minority interest and other	(72)	(18)	(54)
Total Corporate	$(882)	$(988)	$106

Agricultural Services operating profit decreased 16%. Merchandising and Handling operating results declined primarily due to compressed grain handling margins in the first half of 2016. International merchandising results were down driven by poor execution and low market volatility which limited forward merchandising opportunities partially offset by strong origination results in Argentina and the addition of destination marketing in Egypt through the Company’s Medsofts joint venture. Milling and Other results decreased 7% due to lower grain and feed margins. Transportation operating profit declined due to weak barge demand and lower freight rates.

Corn Processing operating profit increased 26%. Sweeteners and Starches operating profit increased as the business continued to perform well with higher volumes and pricing and improved margins from optimizing flex grind in the Company’s corn wet mills. The integration of the Eaststarch C.V. and Morocco acquisitions has progressed smoothly, significantly exceeding the Company's earnings accretion target. Bioproducts profit declined as weak ethanol margins continued due to high industry inventory levels.

Oilseeds Processing operating profit decreased 32%. Crushing and Origination operating profit declined driven primarily by lower global soy crush margins which were high in 2015, lower South American grain origination results caused by smaller soybean and corn crops in the region and year-over-year slower farmer-selling, partially offset by strong softseed volumes and margins in North America. Refining, Packaging, Biodiesel, and Other results improved due to good demand and improved margins for refined and packaged oils and improved European biodiesel results. Asia results declined due primarily to equity losses of $48 million from the Company’s investment in Wilmar that was recorded in the Company's results in the third quarter of 2016.

Wild Flavors and Specialty Ingredients (WFSI) operating profit decreased 5% due to weaker sales of hydrocolloids and fibers, a short edible beans crop impacting volumes and costs, and operational issues at the specialty commodities unit, partially offset by strong results in flavors and systems, polyols, and natural health and nutrition products.

Other operating profit increased on higher volumes from the Company’s futures commission brokerage business and improved results from its captive insurance operations.

Corporate results were a net expense of $882 million in 2016 compared to $988 million in the prior year. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $19 million in 2016 compared to a credit of $2 million in the prior year. Interest expense - net declined $15 million due principally to lower interest rates on long-term debt and the effect of the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations. Unallocated corporate costs increased $24 million due primarily to increased spending on the Company’s ERP program and various strategic business improvement projects. Other charges in 2016 included legal settlement costs and legal fees, a software impairment charge, other-than-temporary impairment charges on the Company’s investments in two available for sale equity securities, a loss on the sale of an investment, and other asset impairment and restructuring charges, partially offset by a gain related to a U.S. retiree medical benefit plan curtailment. Other charges in 2015 consisted of the $189 million loss on debt extinguishment related to the repurchase of outstanding debt, restructuring charges of $29 million related principally to an international pension plan settlement, and asset impairment and settlement charges of $24 million. The increase in minority interest and other expense is due to a decrease of approximately $70 million in the Company’s share of the results of CIP.

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

Management believes that adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to diluted EPS, earnings before income taxes, and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2016 and 2015.

	2016		2015
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	591		621

Net earnings and reported EPS (fully diluted)	$1,279	$2.16	$1,849	$2.98
Adjustments:
LIFO charge (credit) (net of tax of $7 million in 2016 and $1 million in 2015) (1)	12	0.02	(1)	—
Gain on sale and revaluation of assets (net of tax of $17 million in 2016 and $15 million in 2015) (2)	(92)	(0.15)	(515)	(0.83)
Asset impairment, restructuring, exit, and settlement charges (net of tax of $40 million in 2016 and $37 million in 2015) (2)	77	0.13	230	0.37
Post-retirement benefit curtailment (net of tax of $14 million) (1)	(24)	(0.04)	—	—
Loss on debt extinguishment (net of tax of $71 million) (1)	—	—	118	0.19
Certain discrete tax adjustments	24	0.04	(60)	(0.10)
Adjusted net earnings and and adjusted EPS	$1,276	$2.16	$1,621	$2.61

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2016 and 2015.

(In millions)	2016	2015	Change
Earnings before income taxes	$1,822	$2,284	$(462)
Interest expense	293	308	(15)
Depreciation and amortization	900	873	27
LIFO charge (credit)	19	(2)	21
Gain on sale and revaluation of assets	(109)	(530)	421
Asset impairment, restructuring, and settlement charges	117	267	(150)
Post-retirement benefit curtailment	(38)	—	(38)
Loss on debt extinguishment	—	189	(189)
Adjusted EBITDA	$3,004	$3,389	$(385)

(In millions)	2016	2015	Change
Agricultural Services	772	880	(108)
Corn Processing	1,114	930	184
Oilseeds Processing	1,078	1,532	(454)
Wild Flavors and Specialty Ingredients	365	381	(16)
Other - Financial	144	64	80
Corporate	(469)	(398)	(71)
Adjusted EBITDA	$3,004	$3,389	$(385)

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

Cash provided by operating activities was $2.2 billion for 2017 compared to $1.6 billion in 2016. Working capital changes increased cash by $0.3 billion in the current year compared to a decrease of $0.5 billion in the prior year. Trade receivables decreased $0.1 billion due to lower revenues and higher receivables sold under the accounts receivable securitization programs. Inventories increased $0.1 billion due to higher prices. The Company made a voluntary contribution to the U.S. pension plans of $0.2 billion in 2016. Cash used in investing activities was $0.9 billion this year compared to $1.2 billion last year. Capital expenditures and net assets of businesses acquired were $1.2 billion this year compared to $1.0 billion last year. Proceeds from the sale of businesses and assets of $0.2 billion in the current year were comparable to the prior year. Sales of marketable securities, net of purchases, were $0.4 billion this year compared to $0.3 billion last year. Investments in and advances to affiliates included additional investments in Wilmar of $0.3 billion this year compared to $0.6 billion last year. Cash used in financing activities was $1.0 billion this year compared to $0.6 billion last year. Long-term debt borrowings in the current year related to the $0.5 billion notes issued on September 14, 2017 compared to the prior year's $1.0 billion notes issued on August 11, 2016. Long-term debt payments in the current year of $0.8 billion primarily related to the full redemption of the $559 million notes due in 2018 and the retirement of the $261 million bond that matured in April 2017. The Company issued $0.5 billion notes in the current year for general corporate expenses and to pay down commercial paper borrowings. Commercial paper borrowings in the current year were $0.7 billion compared to $0.1 billion in the prior year. Share repurchases were $0.8 billion in the current year compared to $1.0 billion in the prior year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2017, the Company had $0.8 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $5.9 billion of readily marketable commodity inventories.  At December 31, 2017, the Company’s capital resources included shareholders’ equity of $18.3 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $7.7 billion, of which $5.5 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 27% at December 31, 2017 and 2016.  The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 27% at December 31, 2017 and 26% at December 31, 2016.  Of the Company’s total lines of credit, $5.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at December 31, 2017.

As of December 31, 2017, the Company had $0.8 billion of cash and cash equivalents, $0.4 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.5 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21% and provides for a one-time transition tax on untaxed accumulated foreign earnings. As a result, the Company recorded a transition tax liability of $270 million as of December 31, 2017 and expects to pay an estimated $43 million of this amount in 2018 (see contractual obligations and other commitments table in Item 7). In addition, due to the passage of the Act, the Company expects its effective tax rate before discrete item items to be between 20% to 23% in 2018.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2017, the Company utilized $1.4 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. The Company has acquired approximately 86.2 million shares under this program as of December 31, 2017.

The Company expects capital expenditures of $0.8 billion during 2018. In 2018, the Company expects additional cash outlays of approximately $0.8 billion in dividends.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2017.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $56 million as of December 31, 2017 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period
	Item 8
Contractual Obligations and	Note		Less than	1 - 3	3 - 5	More than
Other Commitments	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$8,751	$7,934	$815	$2	$—
Energy		467	250	172	45	—
Other		313	191	57	11	54
Total purchases		9,531	8,375	1,044	58	54
Short-term debt		857	857	—	—	—
Long-term debt	Note 10	6,636	13	632	678	5,313
Estimated interest payments		5,073	281	547	492	3,753
One-time transition tax		270	43	43	62	122
Operating leases	Note 14	822	217	271	156	178
Estimated pension and other postretirement plan contributions (1)	Note 15	141	40	24	23	54
Total		$23,330	$9,826	$2,561	$1,469	$9,474

(1) Includes pension contributions of $28 million for fiscal 2018.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2018.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2017, the Company estimates it will spend approximately $1.6 billion through fiscal year 2022 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $1.2 billion at December 31, 2017 which are not included in the table above.

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

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and trucking assets for periods ranging from 5 to 7 years. As of December 31, 2017, outstanding lease balances, including the value of the underlying assets of $164 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $10 million of rent expense pertaining to synthetic lease payments for year ended December 31, 2017 and $5 million for each of the years ended December 31, 2016 and 2015.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2017 are valued at estimated fair values, including $4.9 billion of merchandisable agricultural commodity inventories, $0.4 billion of derivative assets, $0.5 billion of derivative liabilities, and $0.7 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.6 billion of assets and $0.1 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 3 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to hedge the purchase price of anticipated volumes of commodities to be purchased and processed in a future month, to hedge the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to hedge the sales price of anticipated volumes of ethanol.  These designated hedging programs principally relate to the Company’s Corn Processing operating segment.  Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in accumulated other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of revenues and/or cost of products sold.  See Note 4 in Item 8 for additional information.

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence.  These investments are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee.  However, the Company considers all relevant factors in determining its ability to assert significant influence including but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements.  If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may materially differ.

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

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2017, the Company increased valuation allowances by approximately $48 million primarily related to certain foreign capital losses incurred and state tax credit utilization limitations. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $9.4 billion at December 31, 2017, are considered to be indefinitely reinvested. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduces the U.S. federal corporate rate from 35% to 21% and provides for a one-time transition tax on untaxed accumulated foreign earnings.  As a result, the Company recorded a provisional amount for the one-time transition tax liability of $149 million, net of foreign tax credits and prior year accruals of deferred tax liabilities on unremitted earnings not deemed to be indefinitely reinvested. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. The Company has not yet finalized its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized and is subject to further refinement if further guidance is issued by federal and state taxing authorities. The Company has elected to pay the one-time transition tax over eight years. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities.

The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI). The Company is currently refining its estimate of GILTI and will update the estimate for any additional guidance on the accounting for the effects of the GILTI provisions. The Company has not made an accounting policy election at this time.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2017, 2016, and 2015, impairment charges for property, plant, and equipment were $101 million, $17 million, and $108 million, respectively (see Note 18 in Item 8 for additional information).

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations, are recorded at fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows and discount rates. Although management’s estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company adopted the provisions of ASC 350, Intangibles - Goodwill and Other, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit's fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017. The Company recorded an impairment charge for goodwill and intangibles of $11 million and $21 million during the years ended December 31, 2016 and 2015, respectively (see Note 18 in Item 8 for more information). If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain international subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides certain eligible U.S. employees who retire under qualifying conditions with subsidized postretirement health care coverage or Health Care Reimbursement Accounts.

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

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5 to 30 years for the Company's defined benefit pension plans and from 7 to 24 years for the Company's postretirement benefit plans.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2017 and 2016 together with the market risk from a hypothetical 10% adverse price change is as follows:

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2017		December 31, 2016
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$455	$46	$876	$88
Lowest position	(82)	(8)	(529)	(53)
Average position	213	21	27	3

The change in fair value of the average position was principally the result of an increase in prices underlying the weekly commodity position and, to a lesser extent, an increase in quantities.

Currencies

The Company has consolidated subsidiaries in more than 80 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland and Brazil where the Euro and U.S. dollar are the functional currencies, respectively.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers indefinitely invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $8.2 billion and $7.3 billion ($9.4 billion and $9.3 billion at historical rates) at December 31, 2017 and 2016, respectively.  The increase is due to the appreciation of foreign currencies versus the U.S. dollar of $0.8 billion and the increase in retained earnings of the foreign subsidiaries and affiliates of $0.1 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $820 million and $728 million for December 31, 2017 and 2016, respectively.  Actual results may differ.

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

	December 31, 2017	December 31, 2016
	(In millions)
Fair value of long-term debt	$7,777	$7,494
Excess of fair value over carrying value	1,155	990
Market risk	384	317

The increase in fair value of long-term debt at December 31, 2017 is primarily due to decreased interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2017	2016	2015

Revenues	$60,828	$62,346	$67,702
Cost of products sold	57,322	58,727	63,736
Gross Profit	3,506	3,619	3,966

Selling, general and administrative expenses	1,993	1,980	1,985
Asset impairment, exit, and restructuring costs	173	55	200
Interest expense	330	293	308
Equity in earnings of unconsolidated affiliates	(456)	(292)	(390)
Interest income	(106)	(92)	(71)
Other (income) expense - net	(37)	(147)	(350)
Earnings Before Income Taxes	1,609	1,822	2,284

Income tax expense	7	534	438
Net Earnings Including Noncontrolling Interests	1,602	1,288	1,846

Less: Net earnings (losses) attributable to noncontrolling interests	7	9	(3)

Net Earnings Attributable to Controlling Interests	$1,595	$1,279	$1,849

Average number of shares outstanding – basic	569	588	618

Average number of shares outstanding – diluted	572	591	621

Basic earnings per common share	$2.80	$2.18	$2.99

Diluted earnings per common share	$2.79	$2.16	$2.98

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2017	2016	2015

Net earnings including noncontrolling interests	$1,602	$1,288	$1,846
Other comprehensive income (loss):
Foreign currency translation adjustment	692	(467)	(962)
Tax effect	59	(10)	(11)
Net of tax amount	751	(477)	(973)

Pension and other postretirement benefit liabilities adjustment	298	(1)	154
Tax effect	(98)	3	(47)
Net of tax amount	200	2	107

Deferred gain (loss) on hedging activities	12	33	(99)
Tax effect	(1)	(12)	37
Net of tax effect	11	21	(62)

Unrealized gain (loss) on investments	(1)	3	20
Tax effect	2	(2)	2
Net of tax effect	1	1	22
Other comprehensive income (loss)	963	(453)	(906)
Comprehensive income (loss)	2,565	835	940

Less: Comprehensive income (loss) attributable to noncontrolling interests	9	8	(4)

Comprehensive income (loss) attributable to controlling interests	$2,556	$827	$944

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$804	$619
Short-term marketable securities	—	296
Segregated cash and investments	4,826	5,011
Trade receivables	1,947	1,905
Inventories	9,173	8,831
Other current assets	3,175	4,383
Total Current Assets	19,925	21,045
Investments and Other Assets
Investments in and advances to affiliates	5,088	4,497
Long-term marketable securities	92	187
Goodwill and other intangible assets	3,918	3,703
Other assets	802	579
Total Investments and Other Assets	9,900	8,966
Property, Plant, and Equipment
Land	470	445
Buildings	5,043	4,679
Machinery and equipment	18,056	17,160
Construction in progress	1,224	1,213
	24,793	23,497
Accumulated depreciation	(14,655)	(13,739)
Net Property, Plant, and Equipment	10,138	9,758
Total Assets	$39,963	$39,769
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$857	$154
Trade payables	3,894	3,606
Payables to brokerage customers	4,973	5,158
Accrued expenses and other payables	2,833	3,982
Current maturities of long-term debt	13	273
Total Current Liabilities	12,570	13,173
Long-Term Liabilities
Long-term debt	6,623	6,504
Deferred income taxes	1,053	1,669
Other	1,342	1,218
Total Long-Term Liabilities	9,018	9,391

Temporary Equity - Redeemable noncontrolling interest	53	24

Shareholders’ Equity
Common stock	2,398	2,327
Reinvested earnings	17,552	17,444
Accumulated other comprehensive income (loss)	(1,637)	(2,598)
Noncontrolling interests	9	8
Total Shareholders’ Equity	18,322	17,181
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,963	$39,769

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2017	2016	2015
Operating Activities
Net earnings including noncontrolling interests	$1,602	$1,288	$1,846
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	924	900	882
Asset impairment charges	101	34	129
Deferred income taxes	(714)	56	(7)
Equity in earnings of affiliates, net of dividends	(210)	(61)	(50)
Stock compensation expense	66	74	79
Pension and postretirement accruals (contributions), net	16	(135)	(112)
Loss on debt extinguishment	11	—	189
Gain on sale and revaluation of assets	(80)	(130)	(572)
Other – net	179	34	(152)
Changes in operating assets and liabilities
Segregated investments	260	342	(1,079)
Trade receivables	73	(160)	913
Inventories	(137)	(654)	872
Other current assets	676	(176)	460
Trade payables	181	161	(774)
Payables to brokerage customers	(261)	87	24
Accrued expenses and other payables	(476)	(105)	(943)
Total Operating Activities	2,211	1,555	1,705

Investing Activities
Purchases of property, plant, and equipment	(1,049)	(882)	(1,125)
Net assets of businesses acquired	(187)	(130)	(479)
Proceeds from sale of business and assets	195	195	1,765
Investments in and advances to affiliates	(280)	(662)	(226)
Purchases of marketable securities	(538)	(1,401)	(1,084)
Proceeds from sales of marketable securities	985	1,659	1,119
Other – net	(12)	10	9
Total Investing Activities	(886)	(1,211)	(21)

Financing Activities
Long-term debt borrowings	532	1,041	1,252
Long-term debt payments	(835)	(14)	(994)
Net borrowings (payments) under lines of credit agreements	685	61	(18)
Debt repurchase premium and costs	(11)	—	(189)
Share repurchases	(750)	(1,000)	(2,040)
Cash dividends	(730)	(701)	(687)
Other – net	81	34	27
Total Financing Activities	(1,028)	(579)	(2,649)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	297	(235)	(965)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	1,561	1,796	2,761
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$1,858	$1,561	$1,796

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$804	$619	$910
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,054	942	886
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,858	$1,561	$1,796

Cash paid for interest and income taxes were as follows:
Interest	$338	$283	$334
Income taxes	$538	$398	$602

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2014	637	$5,115	$15,701	$(1,241)	$55	$19,630
Comprehensive income
Net earnings			1,849		(3)
Other comprehensive income (loss)				(905)	(1)
Total comprehensive income						940
Cash dividends paid-$1.12 per share			(687)			(687)
Treasury stock purchases	(43)	(2,040)				(2,040)
Stock compensation expense	1	79				79
Other	—	26	2		(35)	(7)
Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915

Comprehensive income
Net earnings			1,279		9
Other comprehensive income (loss)				(452)	(1)
Total comprehensive income						835
Cash dividends paid-$1.20 per share			(701)			(701)
Treasury stock purchases	(25)	(1,000)				(1,000)
Stock compensation expense	1	74				74
Other	2	73	1		(16)	58
Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181

Impact of ASU 2016-16 (see Note 1)			(7)			(7)
Balance, January 1, 2017	573	$2,327	$17,437	$(2,598)	$8	$17,174
Comprehensive income
Net earnings			1,595		7
Other comprehensive income (loss)				961	2
Total comprehensive income						2,565
Cash dividends paid-$1.28 per share			(730)			(730)
Share repurchases	(18)		(750)			(750)
Stock compensation expense	1	66				66
Other	1	5	—		(8)	(3)
Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322

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

Reclassifications

The Company classified $64 million of U.S. futures commission brokerage fees in cost of products sold in the year ended December 31, 2017. Prior period amounts of $65 million and $54 million in the years ended December 31, 2016 and 2015, respectively, have been reclassified from selling, general, and administrative expenses in the consolidated statement of earnings to conform to the current presentation.

The Company began presenting certain specified items separately from the individual business segments, as further described in Note 17. Prior period amounts have been reclassified to separately identify specified items to conform to the current presentation.

In line with the futures brokerage industry practice, the Company classified $1.0 billion of segregated cash and cash equivalents as restricted cash and cash equivalents in its statement of cash flows for the year ended December 31, 2017. Prior period amounts have been restated to conform to the current presentation which resulted in an increase of $80 million and a decrease of $765 million in total cash provided by operating activities for the years ended December 31, 2016 and 2015, respectively, and an increase of $873 million and $793 million in the ending balance of cash, cash equivalents, restricted cash, and restricted cash equivalents as of December 31, 2016 and 2015, respectively.

Cash Equivalents

The Company considers all non-segregated, highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances represent deposits received from customers of the Company’s registered futures commission merchant and commodity brokerage services, cash margins and securities pledged to commodity exchange clearinghouses, and cash pledged as security under certain insurance arrangements. Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business. To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and cash equivalents on the statement of cash flows.

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $73 million and $72 million at December 31, 2017 and 2016, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2017 and 2016 was $343 million and $232 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or net realizable value.

The following table sets forth the Company’s inventories as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(In millions)
LIFO inventories
FIFO value	$1,056	$1,390
LIFO valuation reserve	(73)	(75)
LIFO inventories carrying value	983	1,315
FIFO inventories	2,906	2,705
Market inventories	4,886	4,424
Supplies and other inventories	398	387
Total inventories	$9,173	$8,831

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

Beginning in 2017, for derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

Prior to 2017, gain or loss on the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion) are recognized in the consolidated statement of earnings during the current period.

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $17 million, $20 million, and $11 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017. The Company recorded impairment charges for goodwill and intangibles totaling $11 million related to computer software, and $21 million related to computer software, certain of the Company’s international Oilseeds Processing facilities, and a facility in its Corn Processing segment during the years ended December 31, 2016, and 2015, respectively.

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions (a Level 3 measurement under applicable accounting standards). During the years ended December 31, 2017, 2016, and 2015, impairment charges were $101 million, $17 million, and $108 million, respectively (see Note 18 for additional information).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Payables to Brokerage Customers

Payables to brokerage customers represent the total of customer accounts at the Company’s futures commission merchant with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made for margins or other purposes as required by the Company or the exchange-clearing organizations or counterparties. Payables to brokerage customers have a corresponding balance in segregated cash and investments and customer omnibus receivable in other current assets.

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

Net sales to unconsolidated affiliates during the years ended December 31, 2017, 2016, and 2015 were $6.0 billion, $4.2 billion, and $5.0 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $129 million, $123 million, and $122 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed, based on preliminary purchase price allocations, are recorded at fair values at acquisition date with the remainder of the consideration, if any, recorded as goodwill. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the purchase price allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

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

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 323, Investments - Equity Method and Joint Ventures, which simplifies the transition to the equity method of accounting. The amended guidance eliminates the requirement of an investor to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for equity method accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.

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

Effective January 1, 2017, the Company adopted the amended guidance of ASC Topic 740, Income Taxes (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer, other than inventory, when the transfer occurs.  Under the previous accounting rules, entities were prohibited from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  The amended guidance does not change the accounting for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory.  The Company adopted the amended guidance on a modified retrospective approach basis through a $7 million cumulative effect adjustment to reinvested earnings as of January 1, 2017.

Effective October 1, 2017, the Company adopted the amended guidance of ASC Topic 805, Business Combinations, which clarifies the definition of a business. The amended guidance is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (disposals) of assets or businesses and provides a more robust framework to use in determining when a set of assets and activities is a business. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Effective October 1, 2017, the Company adopted the amended guidance of ASC Topic 718, Compensation - Stock Compensation (Topic 718), which provides clarity and reduces diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment. The amendments include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.

Effective October 1, 2017, the Company adopted the amended guidance of ASC Topic 350, Goodwill and Other, which simplifies the subsequent measurement of goodwill. The amended guidance removes the second step of the goodwill impairment test and requires the application of a one-step quantitative test where the amount of goodwill impairment is the excess of a reporting unit's carrying amount over its fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The adoption of this amended guidance did not have an impact on the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective October 1, 2017, the Company adopted the amended guidance of ASC Topic 815, Derivatives and Hedging (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amended guidance also simplifies the application of hedge accounting guidance and eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. Under the amended guidance, amounts considered ineffective related to effective hedging relationships are now deferred in accumulated other comprehensive income until the hedged item impacts earnings. The Company adopted the amended guidance through an adjustment to reinvested earnings as of January 1, 2017, which was immaterial. This adoption also had no material impact on the reported earnings for earlier quarters of 2017.

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

Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements including separate quantitative disclosure of revenues within the scope of Topic 606 and revenues excluded from the scope of Topic 606. Many of the Company’s sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. The Company established a cross-functional implementation team consisting of representatives from all of its business segments. The Company utilized surveys to validate all of its current revenue recognition streams and identify areas of its business where potential differences could result from applying the requirements of the new standard. The Company also conducted workshops and performed contract reviews to gather more information about the nature, magnitude, and frequency of the underlying transactions that drove the survey responses. In the fourth quarter of 2017, the Company completed the final phase of its revenue recognition implementation plan which included quantification of the areas of accounting change, assessment of the financial impact of the new guidance on its consolidated financial statements, and finalization of its revenue recognition accounting policy and position papers. Based on the results of the Company's quantification efforts, the adoption of this new guidance will result in an immaterial cumulative effect adjustment to reinvested earnings as of January 1, 2018. The Company does not expect the adoption of this new guidance to have a significant ongoing impact on the Company’s financial results.

Effective January 1, 2018, the Company will be required to adopt the amended guidance of ASC Topic 715, Compensation - Retirement Benefits, which requires that an employer reports the service cost component in the same line or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of this amended guidance will require expanded disclosures and the reclassification of the other components of net benefit cost from cost of products sold and selling, general, and administrative expenses to other (income) expense - net in the Company’s consolidated statements of earnings but will not impact financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey will be cross-referenced against other available lease information (i.e., year-end disclosures and general ledger). The Company is also working with a vendor to implement a lease management system which will assist in delivering the required accounting changes and disclosures. The next phase of the implementation plan is the abstraction of the relevant lease contract data points which is expected to be completed in the second half of 2018. The impact of the new standard will be a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated statement of earnings.

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

Fiscal Year 2017 acquisitions

During the year ended December 31, 2017, the Company acquired Crosswind Industries, Inc., Chamtor SA, a 51% controlling interest in Industries Centers, and an 89% controlling interest in Biopolis SL for an aggregate consideration of $194 million in cash. The aggregate purchase price of these acquisitions, net of cash acquired of $7 million, was preliminarily allocated as follows:

(In millions)
Working capital	$19
Property, plant, and equipment	116
Goodwill	33
Other intangible assets	47
Other long-term assets	8
Long-term debt	(8)
Other long-term liabilities	(16)
Noncontrolling interest	(12)
Aggregate cash purchase price, net of cash acquired	$187

The Company records the remaining 49% in Industries Centers and 11% in Biopolis SL in temporary equity - redeemable noncontrolling interest and noncontrolling interest, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Acquisitions (Continued)

Fiscal Year 2016 acquisitions

During the year ended December 31, 2016, the Company acquired a 90% interest in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients; a 50% interest in Cairo-based Medsofts Group, a joint venture that owns and manages merchandising and supply chain operations; Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas; and a Casablanca, Morocco-based corn wet mill that produces glucose and native starch for an aggregate cost of $141 million in cash. The aggregate purchase price of these acquisitions, net of cash acquired of $11 million, was preliminarily allocated as follows:

(In millions)
Working capital	$15
Property, plant, and equipment	23
Goodwill	72
Other intangible assets	41
Other long-term assets	34
Long-term liabilities	(17)
Noncontrolling interest	(38)
Aggregate cash purchase price, net of cash acquired	$130

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

The finalization of the purchase price allocations related to these acquisitions did not result in material adjustments in 2017.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,400	$1,486	$4,886
Unrealized derivative gains:
Commodity contracts	—	275	111	386
Foreign exchange contracts	—	63	—	63
Cash equivalents	352	—	—	352
Marketable securities	91	1	—	92
Segregated investments	1,733	—	—	1,733
Deferred consideration	—	307	—	307
Total Assets	$2,176	$4,046	$1,597	$7,819
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$268	$103	$371
Foreign exchange contracts	—	92	—	92
Interest rate contracts	—	1	—	1
Inventory-related payables	—	680	39	719
Total Liabilities	$—	$1,041	$142	$1,183

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,102	$1,322	$4,424
Unrealized derivative gains:
Commodity contracts	—	371	140	511
Foreign currency contracts	—	102	—	102
Interest rate contracts	—	11	—	11
Cash equivalents	286	—	—	286
Marketable securities	408	69	—	477
Segregated investments	1,613	—	—	1,613
Deferred consideration	—	540	—	540
Total Assets	$2,307	$4,195	$1,462	$7,964
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$419	$142	$561
Foreign currency contracts	—	90	—	90
Inventory-related payables	—	491	30	521
Total Liabilities	$—	$1,000	$172	$1,172

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

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract.  The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s marketable securities are comprised of U.S. Treasury securities and corporate debt securities.  U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.  Corporate debt securities are valued using third-party pricing services and substantially all are classified in Level 2.  Unrealized changes in the fair value of available-for-sale marketable securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 19).  This amount is reflected in other current assets on the consolidated balance sheet (see Note 6).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016.

	Level 3 Fair Value Assets Measurements at December 31, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2016	$1,322	$140	$1,462
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	(29)	248	219
Purchases	11,236	—	11,236
Sales	(11,231)	—	(11,231)
Settlements	—	(369)	(369)
Transfers into Level 3	241	136	377
Transfers out of Level 3	(53)	(44)	(97)
Ending balance, December 31, 2017	$1,486	$111	$1,597

(1) Includes increase in unrealized gains of $106 million relating to Level 3 assets still held at December 31, 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Level 3 Fair Value Liabilities Measurements at December 31, 2017
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2016	$30	$142	$172
Total increase (decrease) in net realized/unrealized losses included in cost of products sold(1)	(4)	257	253
Purchases	38	—	38
Sales	(25)	—	(25)
Settlements	—	(397)	(397)
Transfers into Level 3	—	128	128
Transfers out of Level 3	—	(27)	(27)
Ending balance, December 31, 2017	$39	$103	$142

(1) Includes increase in unrealized losses of $260 million relating to Level 3 liabilities still held at December 31, 2017.

	Level 3 Fair Value Assets Measurements at December 31, 2016
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2015	$1,004	$243	$1,247
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	44	192	236
Purchases	9,900	—	9,900
Sales	(9,567)	—	(9,567)
Settlements	—	(420)	(420)
Transfers into Level 3	70	168	238
Transfers out of Level 3	(129)	(43)	(172)
Ending balance, December 31, 2016	$1,322	$140	$1,462

(1) Includes increase in unrealized gains of $138 million relating to Level 3 assets still held at December 31, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.      Fair Value Measurements (Continued)

	Level 3 Fair Value Liabilities Measurements at December 31, 2016
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

(1) Includes increase in unrealized losses of $578 million relating to Level 3 liabilities still held at December 31, 2016.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2017 and 2016.  The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with Basis, the unobservable component as of December 31, 2017 is a weighted average 12.8% of the total price for assets and 99.9% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2017		December 31, 2016
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	12.8%	99.9%	16.5%	67.1%
Transportation cost	19.2%	—%	8.3%	—%
Commodity Derivative Contracts
Basis	24.2%	23.0%	16.9%	27.0%
Transportation cost	12.5%	10.4%	11.6%	13.4%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$63	$92	$102	$90
Commodity Contracts	386	371	511	561
Total	$449	$463	$613	$651

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2017, 2016, and 2015.

		Cost of	Other
(In millions)	Revenues	goods sold	income-net
For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828	$57,322	$37

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(10)	$58	$214
Commodity Contracts	—	375	—
Total gain (loss) recognized in earnings	$(10)	$433	$214	$637

For the Year Ended December 31, 2016
Consolidated Statement of Earnings	$62,346	$58,727	$147

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(35)	$291	$(225)
Commodity Contracts	—	(383)	—
Total gain (loss) recognized in earnings	$(35)	$(92)	$(225)	$(352)

For the Year Ended December 31, 2015
Consolidated Statement of Earnings	$67,702	$63,736	$350

Pre-tax gains (losses) on:
Foreign Currency Contracts	$16	$(185)	$8
Commodity Contracts	—	777	—
Total gain (loss) recognized in earnings	$16	$592	$8	$616

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2017 and 2016, the Company had certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At December 31, 2017, the Company had $1 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no impact to earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of December 31, 2017, the Company had $8 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $8 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 22% and 50% of its monthly anticipated grind.  At December 31, 2017, the Company had designated hedges representing between 8% to 86% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 1 million and 28 million gallons of ethanol sales per month under these programs.  At December 31, 2017, the Company had designated hedges representing between 0 to 135 million gallons of ethanol sales per month over the next 6 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Contracts	$—	$1	$11	$—
Total	$—	$1	$11	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2017, 2016, and 2015.

			Cost of	Interest	Other
(In millions)	Revenues		goods sold	expense	income-net
For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828		$57,322	$330	$37

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—		$—	$—	$(2)
Interest Contracts	—		—	1	—
Commodity Contracts	(1)		(45)	—	—
Total gain (loss) recognized in earnings	$(1)		$(45)	$1	$(2)	$(47)

For the Year Ended December 31, 2016
Consolidated Statement of Earnings	$62,346		$58,727	293	$147

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—		$—	$—	$(18)
Interest Contracts	—		—	(2)	—
Commodity Contracts	(35)		(82)	—	—
Ineffective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	(5)		6	—	—
Total gain (loss) recognized in earnings	$(40)		$(76)	$(2)	$(18)	$(136)

For the Year Ended December 31, 2015
Consolidated Statement of Earnings	$67,702		$63,736	$308	$350

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—		$—	$—	$29
Interest Contracts	—		—	1	—
Commodity Contracts	41		(25)	—	—
Ineffective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Contracts	—	—	—	—	1
Commodity Contracts	6		(12)	—	—
Total gain (loss) recognized in earnings	$47		$(37)	$1	$30	$41

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.     Derivative Instruments & Hedging Activities (Continued)

In 2017, the Company adopted the amended guidance of Topic 815. As a result, hedge ineffectiveness related to effective hedging relationships are now deferred in AOCI until the hedged item impacts earnings. Prior to 2017, gain or loss on the derivative instrument that is in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion) are recognized in the consolidated statement of earnings during the current period.

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of December 31, 2017, the Company had $59 million of after-tax losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 5.     Marketable Securities

The following table sets forth items in short-term and long-term investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2017
United States government obligations
Maturity 1 to 5 years	$92	$—	$(1)	$91
Corporate debt securities
Maturity 1 to 5 years	1	—	—	1
	$93	$—	$(1)	$92

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
December 31, 2016
United States government obligations
Maturity less than 1 year	$287	$—	$—	$287
Maturity 1 to 5 years	121	—	(1)	120
Corporate debt securities
Maturity less than 1 year	1	—	—	1
Maturity 1 to 5 years	66	—	—	66
Other debt securities
Maturity less than 1 year	8	—	—	8
Equity securities
Available-for-sale	1	—	—	1
	$484	$—	$(1)	$483

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Marketable Securities (Continued)

The $1 million in unrealized losses at December 31, 2017 arose within the last 12 months and is related to the Company’s investment in one available-for-sale debt security with a fair value of $37 million. The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that it will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017. For information on other-than temporary impairment charges, see Note 18.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2017	December 31, 2016
	(In millions)
Unrealized gains on derivative contracts	$449	$624
Deferred receivables consideration	307	540
Customer omnibus receivable	477	521
Financing receivables - net (1)	413	373
Insurance premiums receivable	129	648
Prepaid expenses	232	268
Tax receivables	425	480
Non-trade receivables (2)	371	478
Other current assets	372	451
	$3,175	$4,383

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million and $7 million at December 31, 2017 and 2016, respectively. Interest earned on financing receivables of $25 million, $22 million, and $23 million for the years ended December 31, 2017, 2016, and 2015, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $91 million and $223 million of reinsurance recoverables as of December 31, 2017 and 2016, respectively.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2017	December 31, 2016
	(In millions)
Unrealized losses on derivative contracts	$464	$651
Reinsurance premiums payable	111	479
Insurance claims payable	268	373
Deferred income	789	1,065
Other accruals and payables	1,201	1,414
	$2,833	$3,982

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 24.9% and 23.2% share ownership in Wilmar as of December 31, 2017 and 2016, respectively.  The Company had 56 and 59 unconsolidated domestic and foreign affiliates as of December 31, 2017 and 2016, respectively.  The following table summarizes the combined balance sheets as of December 31, 2017 and 2016, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2017, 2016, and 2015.

	December 31
(In millions)	2017	2016
Current assets	$28,200	$25,145
Non-current assets	21,411	21,347
Current liabilities	(24,209)	(20,587)
Non-current liabilities	(4,250)	(5,830)
Noncontrolling interests	(981)	(943)
Net assets	$20,171	$19,132

	Year Ended
	December 31
(In millions)	2017	2016	2015
Net Sales	$55,908	$45,296	$47,980
Gross profit	4,687	4,375	4,530
Net income	1,800	1,119	1,428

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2017 is $2.1 billion.  The Company's investment in Wilmar has a carrying value of $3.8 billion as of December 31, 2017, and a market value of $3.6 billion based on market quoted price converted to U.S. dollars at the applicable exchange rate at December 31, 2017. The investment has been in an unrealized loss position for less than 12 months. The Company evaluated the near-term prospects of the investee in relation to the severity and duration of the impairment. Based on that evaluation, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017.

The Company provides credit facilities totaling $78 million to four unconsolidated affiliates.  Three facilities that are due on demand and bear interest between 3.74% and 4.74% have a total outstanding balance of $32 million. The other facility has no outstanding balance as of December 31, 2017.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

As of December 31, 2017, the Company received a $79 million advance payment from an unconsolidated affiliate for sales contracts expected to be executed in May 2018. The amount, which bears interest at 3.26%, is included in accrued expenses and other payables in the accompanying balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2017	December 31, 2016
	(In millions)
Agricultural Services	$88	$63
Corn Processing	280	260
Oilseeds Processing	132	92
Wild Flavors and Specialty Ingredients	1,870	1,822
Other	4	9
Total	$2,374	$2,246

The changes in goodwill during the year ended December 31, 2017 primarily related to foreign currency translation adjustments of $98 million and acquisitions of $33 million (see Note 2) partially offset by a divestiture.

The following table sets forth the other intangible assets:

		December 31, 2017			December 31, 2016
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$235	$—	$235	$218	$—	$218
Other		1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	20	28	(9)	19	25	(8)	17
Customer lists	3 to 20	829	(183)	646	793	(128)	665
Patents	15 to 20	54	(32)	22	44	(31)	13
Computer software	2 to 8	389	(239)	150	298	(199)	99
Land rights	2 to 50	147	(17)	130	132	(12)	120
Recipes and other	3 to 15	519	(178)	341	467	(143)	324

Total		$2,202	$(658)	$1,544	$1,978	$(521)	$1,457

The changes in the gross carrying amounts of other intangible assets during the year ended December 31, 2017 primarily related to capitalized software of $81 million, foreign currency translation adjustments of $79 million, and acquisitions (see Note 2).
Aggregate amortization expense was $122 million, $113 million, and $75 million for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated future aggregate amortization expense for the next five years are $109 million, $107 million, $105 million, $100 million, and $95 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2017	December 31, 2016
	(In millions)
2.5% Notes $1 billion face amount, due in 2026	$992	$991

1.75% Notes €600 million face amount, due in 2023	714	627

Floating Rate Notes €500 million face amount, due in 2019	599	526

4.479% Debentures $516 million face amount, due in 2021	501	510

3.75% Notes $500 million face amount, due in 2047	492	—

5.375% Debentures $470 million face amount, due in 2035	460	459

4.016% Debentures $570 million face amount, due in 2043	383	380

4.535% Debentures $528 million face amount due in 2042	379	377

5.765% Debentures $378 million face amount, due in 2041	378	378

5.935% Debentures $383 million face amount, due in 2032	378	378

7.0% Debentures $164 million face amount, due in 2031	163	163

6.625% Debentures $160 million face amount, due in 2029	159	159

6.95% Debentures $159 million face amount, due in 2097	155	155

7.5% Debentures $150 million face amount, due in 2027	150	149

6.45% Debentures $127 million face amount, due in 2038	126	125

6.75% Debentures $118 million face amount, due in 2027	117	117

5.45% Notes $559 million face amount, due in 2018	—	560

8.375% Debentures $261 million face amount, due in 2017	—	260

Other	490	463
Total long-term debt including current maturities	6,636	6,777
Current maturities	(13)	(273)
Total long-term debt	$6,623	$6,504

On September 29, 2017, the Company redeemed $559 million aggregate principal amount of 5.45% notes due on March 15, 2018 and incurred an early extinguishment charge of $11 million in the year ended December 31, 2017.

On September 14, 2017, the Company issued $500 million aggregate principal amount of 3.75% notes due in 2047. Proceeds before expenses were $493 million.

On April 15, 2017, the Company retired $261 million aggregate principal amount of 8.375% notes that matured on April 15, 2017.

On August 11, 2016, the Company issued $1.0 billion aggregate principal amount of 2.5% Notes due in 2026. Proceeds before expenses were $993 million.

Discount amortization expense, net of premium amortization, of $11 million, $9 million, and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively, were included in interest expense related to the Company’s long-term debt.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

At December 31, 2017, the fair value of the Company’s long-term debt exceeded the carrying value by $1.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2017, are $13 million, $618 million, $14 million, $670 million, and $8 million, respectively.

At December 31, 2017, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $7.7 billion, of which $5.5 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2017 and 2016, were 2.35% and 5.66%, respectively.  Of the Company’s total lines of credit, $5.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at December 31, 2017.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2017.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2017 and 2016, totaling $1.2 billion and $1.1 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.6 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2017, the Company utilized $1.4 billion of its facility under the Programs (see Note 19 for more information on the Programs).

Note 11.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2009 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over one to five years, and expire ten years after the date of grant.

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

	Year Ended December 31
	2017	2016	2015
Dividend yield	3%	3%	2%
Risk-free interest rate	2%	1%	2%
Stock volatility	25%	25%	28%
Average expected life (years)	6	6	6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of option activity during 2017 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2016	11,923	$33.03
Granted(1)	—	—
Exercised	(880)	30.61
Forfeited or expired	(17)	28.33
Shares under option at December 31, 2017	11,026	$33.23

Exercisable at December 31, 2017	7,532	$30.93

(1) The number of shares granted during 2017 was immaterial.

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2017, is 5 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017, is $82 million and $73 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2017, 2016, and 2015, were $7.90, $5.67, and $10.29, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2017, 2016, and 2015, were $11 million, $28 million, and $20 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2017, 2016, and 2015, were $27 million, $62 million, and $28 million, respectively.

At December 31, 2017, there was $13 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next three years are $6 million, $4 million, and $3 million, respectively.

The Company’s 2009 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2009 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and total shareholder return (TSR).  During the years ended December 31, 2017, 2016, and 2015, 2.2 million, 1.8 million, and 1.8 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2017, there were 7.9 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is based on the weighted-average values of adjusted ROIC, adjusted EBITDA, and TSR. The adjusted ROIC and adjusted EBITDA fair value is determined based on the market value of the Company's shares on the grant date while the TSR fair value is determined using the Monte Carlo simulation. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2017, 2016, and 2015 were $44.38, $33.31, and $46.73, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of Restricted Stock Awards and PSUs activity during 2017 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2016	4,653	$40.03
Granted	2,176	44.38
Vested	(1,253)	40.74
Forfeited	(209)	40.89
Non-vested at December 31, 2017	5,367	$41.60

At December 31, 2017, there was $82 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $35 million, $19 million, and $2 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2017 was $51 million.

Compensation expense for option grants, Restricted Stock Awards, and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants, Restricted Stock Awards, and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant.  Compensation expense for PSUs is based on the probability of meeting the performance criteria.

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2017, 2016, and 2015 was $66 million, $72 million, and $70 million, respectively.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2017	2016	2015

Gains on sales and revaluation of assets	$(80)	$(130)	$(572)
Loss on debt extinguishment	11	—	189
Other – net	32	(17)	33
	$(37)	$(147)	$(350)

Individually significant items included in the table above are:

Gains on sales and revaluation of assets for the year ended December 31, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Gains on sales and revaluation of assets for the year ended December 31, 2016 included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V., recovery of loss provisions and a gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and a gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, partially offset by a loss on sale of other individually immaterial assets. Gains on sales and revaluation of assets for the year ended December 31, 2015 included gains related to the sale of the cocoa, chocolate, and lactic businesses, the revaluation of the Company’s previously held equity investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)

Loss on debt extinguishment for the year ended December 31, 2017 related to the early redemption of the Company’s $559 million notes due on March 15, 2018. Loss on debt extinguishment, including transaction expenses of $7 million, for the year ended December 31, 2015 was related to the cash tender offers and redemption of certain of the Company's outstanding debentures.

Realized gains and losses on sales of available-for-sale marketable securities were immaterial for all periods presented. There were no impairment losses on securities for the years ended December 31, 2017 and 2015. Impairment losses on securities of $6 million for the year ended December 31, 2016 were classified as asset impairment, exit, and restructuring charges in the consolidated statement of earnings (see Note 18 for more information).

Other - net for the year ended December 31, 2017 included provisions for contingent losses related to certain legal settlement items in the Oilseeds Processing and Wild Flavors and Specialty Ingredients segments and foreign exchange losses partially offset by other income. Other - net for the year ended December 31, 2015 included $45 million of loss provisions related to the Company's Brazilian sugar ethanol facilities.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2017	2016	2015

United States	$1,104	$1,215	$1,155
Foreign	505	607	1,129
	$1,609	$1,822	$2,284

Significant components of income taxes are as follows:

	Year Ended
(In millions)	December 31
	2017		2016	2015

Current
Federal	$541	[1]	$327	$270
State	53		5	17
Foreign	127		146	158
Deferred
Federal	(645)	[2]	18	17
State	(6)		28	9
Foreign	(63)		10	(33)
	$7		$534	$438

1 Includes the impact of the Tax Cuts and Jobs Act as discussed on page 84.
2 Includes the impact of the Tax Cuts and Jobs Act as discussed on page 83.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2017	December 31, 2016
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,079	$1,612
Equity in earnings of affiliates	91	361
Debt exchange	83	132
Inventories	4	41
Other	79	105
	$1,336	$2,251
Deferred tax assets
Pension and postretirement benefits	$126	$307
Stock compensation	52	81
Foreign tax credit carryforwards	—	95
Foreign tax loss carryforwards	254	278
Capital loss carryforwards	64	57
State tax attributes	78	62
Unrealized foreign currency losses	103	58
Reserves and other accruals	17	—
Other	40	18
Gross deferred tax assets	734	956
Valuation allowances	(264)	(216)
Net deferred tax assets	$470	$740

Net deferred tax liabilities	$866	$1,511

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$187	$158
Noncurrent liabilities	(934)	(1,472)
Noncurrent liabilities (foreign)	(119)	(197)
	$(866)	$(1,511)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2017	2016	2015

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.4	0.8
Foreign earnings taxed at rates other than the U.S. statutory rate	(4.7)	(4.4)	(9.9)
Foreign currency effects/remeasurement	(0.7)	2.2	(1.8)
Income tax adjustment to filed returns	(3.0)	0.8	1.9
Tax benefit on U.S. biodiesel credits	—	(3.3)	(1.6)
Tax benefit on U.S. qualified production activity deduction	(2.2)	(1.4)	(1.8)
U.S. tax reform	(23.9)	—	—
Valuation allowances	0.3	0.6	(3.1)
Other	(2.1)	(1.6)	(0.3)
Effective income tax rate	0.4%	29.3%	19.2%

The reduction from the federal statutory rate related to foreign earnings taxed at lower rates resulted mostly from the Company’s foreign operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and were generated from these jurisdictions, were 59%, 47%, and 51% of its foreign earnings before taxes in fiscal years 2017, 2016, and 2015, respectively.
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As of December 31, 2017, the Company has not yet completed the accounting for the tax effects of the Act; however, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax, and recognized a net provisional tax benefit of $379 million, which is included as a component of income tax expense from continuing operations. The Company will continue to refine its estimates and calculations as it completes its analysis of the tax effects of the Act in 2018.
The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of deferred tax balance was a net tax benefit of $528 million.
The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI). The Company is currently refining its estimate of GILTI and will update the estimate for any additional guidance on the accounting for the effects of the GILTI provisions. The Company has not made an accounting policy election at this time.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method aggregated to approximately $9.4 billion at December 31, 2017. The Company recorded a provisional amount for the one-time transition tax liability of $149 million, net of foreign tax credits and prior year accruals of deferred tax liabilities on unremitted earnings not deemed to be indefinitely reinvested. The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. The Company has not yet finalized its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized and is subject to further refinement if further guidance is issued by federal and state taxing authorities. The Company has elected to pay the one-time transition tax over eight years. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities.
It is likely that additional guidance will be issued providing further clarification on the application of the Act. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. This additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.
The Company had $254 million and $278 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2017 and 2016, respectively.  As of December 31, 2017, approximately $151 million of these assets have no expiration date, and the remaining $103 million expire at various times through fiscal 2025.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $134 million and $126 million against these tax assets at December 31, 2017 and 2016, respectively, due to the uncertainty of their realization.

The Company had $64 million and $57 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2017 and 2016, respectively.  The Company has recorded a valuation allowance of $64 million and $41 million against these tax assets at December 31, 2017 and 2016, respectively.

The Company had $0 and $95 million of tax assets related to excess foreign tax credits at December 31, 2017 and 2016, respectively. There was no valuation allowance recorded against these assets at December 31, 2016. The Company had $78 million and $62 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2017 and 2016, respectively, which will expire at various times through fiscal 2037. Due to the uncertainty of realization, the Company recorded a valuation allowance of $65 million and $49 million related to state income tax assets net of federal tax benefit as of December 31, 2017 and 2016, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2016 and 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2017 and 2016 as follows:

	Unrecognized Tax Benefits
	December 31, 2017	December 31, 2016
	(In millions)
Beginning balance	$55	$49
Additions related to current year’s tax positions	—	1
Additions related to prior years’ tax positions	26	16
Reductions related to lapse of statute of limitations	(1)	(1)
Settlements with tax authorities	(24)	(10)
Ending balance	$56	$55

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2017 and 2016, the Company had accrued interest and penalties on unrecognized tax benefits of $23 million and $26 million, respectively.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $56 million on the tax expense for that period.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. As of December 31, 2017, these assessments, updated for estimated penalties, interest, and variation in currency exchange rates, totaled approximately $474 million. The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

The Company’s subsidiaries in Argentina have received tax assessments challenging transfer prices used to price grain exports totaling $113 million (inclusive of interest and adjusted for variation in currency exchange rates) for the tax years 2004 through 2010.  The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. While the Company believes that it has complied with all Argentine tax laws, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2010, and estimates that these potential assessments would be approximately $203 million (as of December 31, 2017 and subject to variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

The Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., has received a tax assessment totaling $108 million from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2027. Rent expense for the years ended December 31, 2017, 2016, and 2015 was $249 million, $253 million, and $241 million, respectively.  Additional amounts incurred for charges pertaining to time charters of ocean going vessels accounted for as leases for the years ended December 31, 2017, 2016, and 2015 were $81 million, $82 million, and $110 million, respectively.  Future minimum rental payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)
2018	$217
2019	156
2020	115
2021	88
2022	68
Thereafter	178
Total minimum lease payments	$822

Note 15.     Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain foreign subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company provides certain eligible U.S. employees who retire under qualifying conditions with subsidized postretirement health care coverage or Health Care Reimbursement Accounts.

On July 31, 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) will begin accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula will be frozen as of December 31, 2021, including pay and service through that date. This change, along with other changes in participation associated with divestitures and restructuring, triggered a remeasurement of the salaried pension plan and the SERP resulting in decreases in the fiscal 2017 pension expense, accumulated other comprehensive loss, and underfunded status by $18 million, $164 million, and $182 million, respectively.

The Company also changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefit costs for its U.S., Canadian, and U.K. plans. The new method uses the spot rate yield curve approach to estimate the service and interest costs. Previously, those costs were determined using a single weighted-average discount rate applied to all future cash outflows. The change does not affect the measurement of the Company’s benefit obligations and was accounted for as a change in accounting estimate in accordance with the guidance of ASC Topic 250, Accounting Estimates and Error Corrections, thereby impacting the current and future periods. The impact of this change on after-tax earnings and diluted earnings per share for the year ended December 31, 2017 was immaterial.

In December 2016, the Company announced a change to the U.S. retiree medical program which affected employees with less than 30 years of service at January 1, 2017. The change resulted in a curtailment gain of $38 million for the year ended December 31, 2016.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company's stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 11 million shares of Company common stock at December 31, 2017, with a market value of $422 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2017 were $14 million.

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2017	2016	2015	2017	2016	2015
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$78	$82	$92	$2	$3	$5
Interest cost	106	113	112	6	8	8
Expected return on plan assets	(145)	(137)	(129)	—	—	—
Settlement charges	—	(5)	60	—	—	—
Curtailments	—	—	—	—	(38)	—
Amortization of actuarial loss	65	56	69	4	3	7
Amortization of prior service cost (credit)	(7)	2	2	(13)	(17)	(17)
Net periodic defined benefit plan expense	97	111	206	(1)	(41)	3
Defined contribution plans	57	57	52	—	—	—
Total retirement plan expense	$154	$168	$258	$(1)	$(41)	$3

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2017 and 2016:

	Pension Benefits		Postretirement Benefits
	December 31 2017	December 31 2016	December 31 2017	December 31 2016
	(In millions)		(In millions)
Benefit obligation, beginning	$2,992	$2,880	$171	$199
Service cost	78	82	2	3
Interest cost	106	113	6	8
Actuarial loss (gain)	129	132	(4)	5
Employee contributions	2	1	—	—
Curtailments	—	—	—	(38)
Acquisitions	3	—	—	—
Settlements	(6)	(10)	—	—
Divestitures	—	(8)	—	—
Benefits paid	(86)	(142)	(11)	(9)
Plan amendments	(180)	—	(10)	3
Actual expenses	(2)	(2)	—	—
Foreign currency effects	73	(54)	—	—
Benefit obligation, ending	$3,109	$2,992	$154	$171

Fair value of plan assets, beginning	$2,131	$1,922	$—	$—
Actual return on plan assets	340	232	—	—
Employer contributions	29	183	11	9
Employee contributions	2	1	—	—
Settlements	(6)	(10)	—	—
Divestitures	—	(2)	—	—
Benefits paid	(86)	(142)	(11)	(9)
Actual expenses	(2)	(2)	—	—
Foreign currency effects	40	(51)	—	—
Fair value of plan assets, ending	$2,448	$2,131	$—	$—

Funded status	$(661)	$(861)	$(154)	$(171)

Prepaid benefit cost	$55	$30	$—	$—
Accrued benefit liability – current	(17)	(16)	(12)	(13)
Accrued benefit liability – long-term	(699)	(875)	(142)	(158)
Net amount recognized in the balance sheet	$(661)	$(861)	$(154)	$(171)

Included in AOCI for pension benefits at December 31, 2017, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $171 million and unrecognized actuarial loss of $706 million. The prior service credit and actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2018 is $19 million and $60 million, respectively.

Included in AOCI for postretirement benefits at December 31, 2017, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $46 million and unrecognized actuarial loss of $35 million.  Prior service credit of $15 million and actuarial loss of $3 million included in AOCI are expected to be recognized in net periodic benefit cost during 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2017	December 31 2016	December 31 2017	December 31 2016
Discount rate	3.7%	4.0%	3.9%	4.0%
Expected return on plan assets	6.8%	7.1%	N/A	N/A
Rate of compensation increase	4.6%	4.7%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2017	December 31 2016	December 31 2017	December 31 2016
Discount rate	3.4%	3.7%	3.7%	3.9%
Rate of compensation increase	4.7%	4.6%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.7 billion, $2.6 billion, and $2.0 billion, respectively as of December 31, 2017, and $2.7 billion, $2.3 billion, and $1.8 billion, respectively, as of December 31, 2016.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.7 billion, $2.5 billion, and $1.9 billion, respectively, as of December 31, 2017 and $2.6 billion, $2.3 billion, and $1.7 billion, respectively, as of December 31, 2016.  The accumulated benefit obligation for all pension plans as of December 31, 2017 and 2016, was $3.0 billion and $2.7 billion, respectively.

For postretirement benefit measurement purposes, a 7.70% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2017.  The rate was assumed to decrease gradually to 4.5% by 2026 and remain at that level thereafter.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on accumulated postretirement benefit obligations	$5	$(5)

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

Common collective trust (CCT) funds:
The fair values of the CCTs are valued using net asset value (NAV). The investments in CCTs are comprised of international equity and short-term investments. The investments are valued at NAV provided by administrators of the funds.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$261	$—	$—	$261
Mutual funds	750	—	—	750
Corporate bonds	—	601	—	601
U.S. Treasury instruments	98	—	—	98
U.S. government agency, state and local government bonds	—	29	—	29
Other	—	19	—	19
Total assets	$1,109	$649	$—	$1,758

Common collective trust funds at NAV
U.S. equity				327
International equity				363
Total assets at fair value				$2,448

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$224	$—	$—	$224
Mutual funds	646	—	—	646
Corporate bonds	—	492	—	492
U.S. Treasury instruments	150	—	—	150
U.S. government agency, state and local government bonds	—	22	—	22
Other	—	4	—	4
Total assets	$1,020	$518	$—	$1,538

Common collective trust funds at NAV
U.S. equity				287
International equity				306
Total assets at fair value				$2,131

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2017(1)(2)	December 31 2016(2)
Equity securities	58%	59%
Debt securities	40%	40%
Other	2%	1%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 78% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 56% equity securities, 43% debt securities, and 1% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2017 and 2016 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $28 million to the pension plans and $12 million to the postretirement benefit plan during 2018.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2018	$105	$12
2019	112	12
2020	118	12
2021	125	12
2022	132	11
2023-2027	762	54

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2017 and 2016, the Company had approximately 158.7 million shares and 143.2 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.5 billion at December 31, 2017 and 2016, is recorded at cost as a reduction of common stock.

At December 31, 2017 and 2016, the foreign currency translation adjustment component of AOCI included $59 million of after-tax losses and $40 million of after-tax gains pertaining to foreign currency-denominated debt designated as a net investment hedge, respectively (see Note 4 for more information).

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2017 and 2016:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2015	$(1,626)	$(15)	$(523)	$18	$(2,146)
Other comprehensive income before reclassifications	(391)	(104)	(28)	(3)	(526)
Amounts reclassified from AOCI	(75)	137	27	6	95
Tax effect	(10)	(12)	3	(2)	(21)
Net of tax amount	(476)	21	2	1	(452)
Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)
Other comprehensive income before reclassifications	690	(35)	243	—	898
Amounts reclassified from AOCI	—	47	55	(1)	101
Tax effect	59	(1)	(98)	2	(38)
Net of tax amount	749	11	200	1	961
Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

The change in foreign currency translation adjustment in 2017 is primarily due to the U.S. dollar depreciation, impacting the Euro and British Pound-denominated equities of the Company’s foreign subsidiaries while the change in 2016 is primarily due to the U.S. dollar appreciation, impacting the Euro and British pound denominated equities of the Company’s foreign subsidiaries.

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2017	2016	2015	earnings
	(In millions)
Foreign currency translation adjustment
	$—	$(75)	$23	Other income/expense
	—	—	—	Tax
	$—	$(75)	$23	Net of tax

Deferred loss (gain) on hedging activities
	$45	$82	$25	Cost of products sold
	2	18	(29)	Other income/expense
	(1)	2	(1)	Interest expense
	1	35	(41)	Revenues
	47	137	(46)	Total before tax
	(18)	(52)	17	Tax on reclassifications
	$29	$85	$(29)	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(57)	$(17)	$37
Actuarial losses	112	44	30
	55	27	67	Total before tax
	(29)	(5)	(44)	Tax on reclassifications
	$26	$22	$23	Net of tax
Unrealized loss (gain) on investments
	$(1)	$—	$—	Other income/expense
	—	6	—	Asset impairment, exit, and restructuring costs
	—	—	—	Tax on reclassifications
	$(1)	$6	$—	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients.  The Company’s operations are organized, managed, and classified into four reportable business segments:  Agricultural Services, Corn Processing, Oilseeds Processing, and Wild Flavors and Specialty Ingredients. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

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

The Company’s Corn Processing segment is engaged in corn wet and dry milling and other activities, utilizing its asset base primarily located in the central part of the United States with additional facilities in China, Bulgaria, France, Morocco, Spain, and Turkey. The Corn Processing segment converts corn into sweeteners, starches, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, and dextrose. Dextrose and starch are used by the Corn Processing segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Corn Processing segment produces alcohol, amino acids, and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Bioproducts also include essential amino acids such as lysine and threonine used in swine and poultry diets to optimize performance. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. The Corn Processing segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products. Other Corn Processing products include citric acids and glycols, all of which are used in various food and industrial products. The Corn Processing segment also included the activities of the Company’s Brazilian sugarcane ethanol plant and related operations until the Company completed the sale of these operations in May 2016. This segment also includes the Company’s share of the results of its equity investments in Almidones Mexicanos S.A., and Red Star Yeast Company LLC. In February 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label pet treats and foods and an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients. In June 2017, the Company completed the acquisition of Chamtor SA, a French producer of wheat-based sweeteners and starches.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

The Oilseeds Processing segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In Europe and South America, the Oilseeds Processing segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds Processing segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and filter markets. The Oilseeds Processing segment also included activities related to its global chocolate and cocoa businesses until the sale of these businesses in July 2015 and October 2015, respectively. The Oilseeds Processing segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of the results of its Stratas Foods LLC and Edible Oils Limited, and Olenex joint ventures. During the year ended December 31, 2017, the Company acquired additional shares in Wilmar increasing its ownership interest from 23.2% to 24.9%.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in Compagnie Industrialle et Financiere des Produits Amylaces SA (Luxembourg) (CIP).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended
(In millions)	December 31
	2017	2016	2015
Gross revenues
Agricultural Services	$30,017	$31,656	$33,471
Corn Processing	9,997	10,314	11,226
Oilseeds Processing	26,566	25,433	29,748
Wild Flavors and Specialty Ingredients	2,352	2,439	2,419
Other	387	408	401
Intersegment elimination	(8,491)	(7,904)	(9,563)
Total	$60,828	$62,346	$67,702

Intersegment revenues
Agricultural Services	$3,771	$3,763	$3,789
Corn Processing	645	848	1,231
Oilseeds Processing	4,036	3,281	4,531
Wild Flavors and Specialty Ingredients	39	12	12
Total	$8,491	$7,904	$9,563

Revenues from external customers
Agricultural Services
Merchandising and Handling	$23,127	$24,609	$25,957
Milling and Other	2,910	3,060	3,479
Transportation	209	224	246
Total Agricultural Services	26,246	27,893	29,682
Corn Processing
Sweeteners and Starches	4,253	4,028	3,713
Bioproducts	5,099	5,438	6,282
Total Corn Processing	9,352	9,466	9,995
Oilseeds Processing
Crushing and Origination	14,091	13,976	15,597
Refining, Packaging, Biodiesel, and Other	8,169	7,880	9,364
Asia	270	296	256
Total Oilseeds Processing	22,530	22,152	25,217

Wild Flavors and Specialty Ingredients	2,313	2,427	2,407

Other	387	408	401
Total	$60,828	$62,346	$67,702

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2017	2016	2015
Depreciation
Agricultural Services	$192	$191	$188
Corn Processing	345	342	335
Oilseeds Processing	194	185	187
Wild Flavors and Specialty Ingredients	36	37	36
Other	6	5	5
Corporate	29	27	48
Total	$802	$787	$799

Long-lived asset abandonments and write-downs(1)
Agricultural Services	$11	$3	$—
Corn Processing	64	6	66
Oilseeds Processing	5	6	40
Wild Flavors and Specialty Ingredients	21	—	1
Corporate	—	2	1
Total	$101	$17	$108

Interest income
Agricultural Services	$12	$21	$16
Corn Processing	2	3	2
Oilseeds Processing	27	27	29
Wild Flavors and Specialty Ingredients	1	2	1
Other	57	35	19
Corporate	7	4	4
Total	$106	$92	$71

Equity in earnings of affiliates
Agricultural Services	$24	$16	$24
Corn Processing	86	91	85
Oilseeds Processing	370	211	251
Wild Flavors and Specialty Ingredients	3	4	—
Other	—	10	(3)
Corporate	(27)	(40)	33
Total	$456	$292	$390

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2017	2016	2015
Segment Operating Profit
Agricultural Services	$585	$573	$684
Corn Processing	909	761	606
Oilseeds Processing	841	880	1,289
Wild Flavors and Specialty Ingredients	284	275	289
Other	51	134	56
Specified Items:
Gains on sales of assets and businesses(1)	22	114	530
Impairment, restructuring, exit, and settlement charges(2)	(160)	(32)	(214)
Hedge timing effects(3)	4	(1)	32
Total segment operating profit	2,536	2,704	3,272
Corporate	(927)	(882)	(988)
Earnings before income taxes	$1,609	$1,822	$2,284

(1) The gains in 2017 related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. The gains in 2016 primarily related to recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the December 2012 sale of the Company’s equity investment in Gruma S.A. de C.V., and revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors, partially offset by a loss on sale of asset. The gains in 2015 related primarily to the sale of the cocoa, chocolate, and lactic businesses, revaluation of the Company’s previously held investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil.

(2) The charges in 2017 consisted of asset impairments related to the closure of a facility in the WFSI segment and the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the Corn Processing segment, settlement charges, and several individually insignificant asset impairments and restructuring charges. The charges in 2016 consisted of several individually insignificant asset impairments and restructuring charges. The charges in 2015 consisted of asset impairments related primarily to certain international Oilseeds Processing facilities, asset impairments, loss provisions, and exit charges related to the sugar ethanol facilities in Brazil, goodwill impairment charges, an inventory writedown, and several individually insignificant asset impairments and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2017	2016
Investments in and advances to affiliates
Agricultural Services	$366	$367
Corn Processing	433	395
Oilseeds Processing	3,957	3,413
Wild Flavors and Specialty Ingredients	3	3
Other	4	4
Corporate	325	315
Total	$5,088	$4,497

Identifiable assets
Agricultural Services	$9,013	$8,380
Corn Processing	6,306	6,418
Oilseeds Processing	11,949	11,228
Wild Flavors and Specialty Ingredients	4,688	4,610
Other	5,658	7,211
Corporate	2,349	1,922
Total	$39,963	$39,769

(In millions)	December 31
	2017	2016
Gross additions to property, plant, and equipment
Agricultural Services	$331	$156
Corn Processing	305	240
Oilseeds Processing	265	266
Wild Flavors and Specialty Ingredients	124	139
Other	12	20
Corporate	63	61
Total	$1,100	$882

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

	Year Ended
(In millions)	December 31
	2017	2016	2015

Revenues
United States	$27,894	$29,419	$31,828
Switzerland	14,095	13,413	11,681
Cayman Islands	4,189	3,617	4,456
Germany	2,090	2,341	3,436
Other Foreign	12,560	13,556	16,301
	$60,828	$62,346	$67,702

(In millions)	December 31
	2017	2016
Long-lived assets
United States	$6,767	$6,763
Foreign	3,371	2,995
	$10,138	$9,758

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2017	2016	2015

Restructuring and exit costs (1)	$72	$21	$71
Impairment charge - equity securities(2)	—	6	—
Impairment charge - goodwill and intangible assets (3)	—	11	21
Impairment charge - fixed assets (4)	101	17	108
Total asset impairment, exit, and restructuring costs	$173	$55	$200

(1)
Restructuring and exit costs recognized in the year ended December 31, 2017 consisted of $54 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company's global workforce and several individually insignificant restructuring charges totaling $18 million. Restructuring and exit costs recognized in the year ended December 31, 2016 consisted of several individually insignificant charges. Restructuring and exit costs recognized in the year ended December 31, 2015 consisted primarily of restructuring charges of $29 million related principally to an international pension plan settlement, exit costs of $22 million related to Brazilian sugar ethanol facilities in the Corn Processing segment, and several individually insignificant restructuring and exit costs totaling $20 million.

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

(4)
Impairment charge - fixed assets for the fiscal year ended December 31, 2017 consisted of $63 million of asset impairments in the Corn Processing segment primarily related to the configuration of the Company's Peoria, Illinois ethanol complex, $20 million of asset impairments in the Wild Flavors and Specialty Ingredients segment related to the closure of a facility and several individually insignificant asset charges in the Agricultural Services of $11 million and $7 million in the Oilseeds Processing segment. Impairment charge - fixed assets for the fiscal year ended December 31, 2016 consisted of several individually insignificant fixed asset impairments. Impairment charge - fixed assets for the fiscal year ended December 31, 2015 consisted of asset impairments of $66 million related principally to the Brazilian sugar ethanol business in the Corn Processing segment based on the uncertain outlook of this business at year-end, $40 million of several individually insignificant charges in the Oilseeds Processing segment, $1 million in the Wild Flavors and Specialty Ingredients segment, and $1 million in Corporate.

Note 19.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”).  ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 22, 2018, unless extended.

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

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the Purchasers and Second Purchasers (collectively, the "Purchasers") and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2017 and 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2017 and 2016, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.7 billion and $1.6 billion, respectively.  In exchange for the transfer as of December 31, 2017 and 2016, the Company received cash of $1.4 billion and $1.0 billion and recorded a receivable for deferred consideration included in other current assets of $307 million and $540 million, respectively.  Cash collections from customers on receivables sold were $33.5 billion, $34.3 billion, and $40.7 billion for the years ended December 31, 2017, 2016, and 2015, respectively.  Of this amount, $33.5 billion, $33.8 billion, and $40.3 billion pertain to cash collections on the deferred consideration for the years ended December 31, 2017, 2016, and 2015, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs during the years ended December 31, 2017, 2016, and 2015 resulted in an expense for the loss on sale of $10 million, $6 million, and $5 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects all cash flows related to the Programs as operating activities in its consolidated statements of cash flows because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

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

The Company is a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. In December 2017, the Company and Syngenta reached a confidential settlement of this action. Second, the Company is a party in a number of purported class actions filed beginning in 2013 by farmers and other parties against Syngenta in federal and state courts, again alleging that Syngenta was negligent in commercializing its products. The federal actions were consolidated for pretrial proceedings in a multidistrict litigation (MDL) proceeding in federal court in Kansas City, Kansas, and some state actions were consolidated for pretrial proceedings in MDL in Minnesota state court. In the fourth quarter of 2015, Syngenta filed third-party claims against the Company and other grain companies in these MDLs seeking contribution in the event Syngenta is held liable in these lawsuits. In September 2017, Syngenta filed similar third-party claims against the Company in Iowa state court. In September 2017, Syngenta and the farmer plaintiffs reached a tentative settlement, subject to court approval, of all claims by those plaintiffs, and as noted above, in December 2017, the Company and Syngenta reached a confidential settlement of all claims. Third, the Company and other grain companies have been named as defendants in numerous individual and purported class action suits filed by farmers and other parties in state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. On September 6, 2016, the court in the Minnesota state MDL dismissed all claims against the Company, and on January 4, 2017, a federal court in the Southern District of Illinois similarly dismissed all of the pending complaints against the Company in Southern Illinois. Some parties are expected to appeal some or all of these dismissals. Currently, the Company remains a defendant only in certain state court actions by farmers and other parties pending in Illinois state court, which the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2017
Revenues	$14,988	$14,943	$14,827	$16,070	$60,828
Gross Profit	868	887	812	939	3,506
Net Earnings Attributable to Controlling Interests	339	276	192	788	1,595
Basic Earnings Per Common Share	0.59	0.48	0.34	1.40	2.80
Diluted Earnings Per Common Share	0.59	0.48	0.34	1.39	2.79

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2016
Revenues	$14,384	$15,629	$15,832	$16,501	$62,346
Gross Profit	781	737	1,090	1,011	3,619
Net Earnings Attributable to Controlling Interests	230	284	341	424	1,279
Basic Earnings Per Common Share	0.39	0.48	0.58	0.73	2.18
Diluted Earnings Per Common Share	0.39	0.48	0.58	0.73	2.16

Net earnings attributable to controlling interests for the first quarter of the fiscal year ended December 31, 2017 include after-tax charges of $8 million (equal to $0.01 per share), related to several individually insignificant asset impairments and restructuring charges and certain discrete tax adjustments of $4 million (equal to $0.01 per share), related to valuation allowances.

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2017 include after-tax charges of $21 million (equal to $0.04 per share), related to impairment of certain long-lived assets, restructuring, and a settlement, and after-tax losses of $22 million (equal to $0.04 per share), related to an adjustment of the proceeds of the 2015 sale of the cocoa business partially offset by the gain on sale of the crop risk business.

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2017 include after-tax charges of $69 million (equal to $0.12 per share), for asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex and restructuring related to the reduction of certain positions within the Company’s global workforce; after-tax gains of $10 million (equal to $0.02 per share), related to an adjustment of the proceeds of the 2015 sale of the cocoa business and a gain on sale of asset; and an after-tax debt extinguishment charge of $7 million (equal to $0.01 per share), related to the early redemption of the $559 million notes due on March 15, 2018.

Net earnings attributable to controlling interests for the fourth quarter of the fiscal year ended December 31, 2017 include after-tax charges of $46 million (equal to $0.08 per share), related to a legal settlement, asset impairments primarily related to the closure of a facility and several individually insignificant asset impairments and restructuring charges, and a net tax adjustment of $370 million (equal to $0.65 per share) related to the estimated impact of the Tax Cuts and Jobs Act U.S. tax reform and certain discrete items.

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

Net earnings attributable to controlling interests for the second quarter of the fiscal year ended December 31, 2016 include after-tax gains of $101 million (equal to $0.17 per share), primarily related to a gain, including the recovery of loss provisions, on the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, partially offset by a loss on sale of asset; after-tax charges of $8 million (equal to $0.01 per share) primarily related to impairment of certain long-lived assets and restructuring charges; and certain discrete tax adjustments of $6 million (equal to $0.01 per share) related to valuation allowances.

Net earnings attributable to controlling interests for the third quarter of the fiscal year ended December 31, 2016 include after-tax losses totaling $9 million (equal to $0.02 per share), primarily related to a loss on sale of an equity investment; and after-tax charges of $48 million (equal to $0.08 per share) primarily related to legal fees and settlement, impairment of certain long-lived assets and investments, and restructuring charges.

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

Note 22.     Subsequent Event

The Bipartisan Budget Act of 2018 was passed by Congress and signed into law on February 9, 2018, retroactively extending the biodiesel blenders tax credit for 2017. As a result, the Company expects to record an estimated net amount of $100 million to $130 million in pre-tax earnings in the first quarter of 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1930.

St. Louis, Missouri
February 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company
Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

St. Louis, Missouri
February 16, 2018

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in corporate finance, two processing businesses, and in over 200 locations, and will continue to roll-out the ERP system over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer-Daniels-Midland Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company's management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes and Skills, and Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 3, 2018 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Global Chief Compliance Officer since January 2014. Ethics and Compliance Counsel, The Coca-Cola Company from 2006 to January 2014.	44

Donald Chen	President, Asia Pacific since July 2017. President, North Asia from January 2016 to July 2017. Vice President, Sadara Chemical Company from February 2012 to December 2015. Regional Business Director of Asia Pacific, Dow Chemical Company from February 2006 to February 2012.	55

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Corn Processing business unit since March 2015. President, Corn Sweeteners and Starches from December 2012 to February 2015. Vice President and General Manager, Corn Processing business unit from February 2011 to November 2012.	44

Michael D’Ambrose	Senior Vice President, Human Resources since October 2006.	60

Pierre Duprat	President, ADM Europe, Middle East, and Africa (EMEA) since June 2016. President, ADM Corn EMEA and Asia since November 2015. Director, International Business Development - Corn from February 2014 to November 2015. CEO of Cereal Transformation Division, Tereos from September 2007 to February 2013.	50

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013. Senior Vice President, General Counsel, and Secretary of Medtronic, Inc. from 2009 to June 2013.	58

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	65

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017. Managing Director, Agricultural Services International from June 2014 to February 2016. Chairman of the Management Board of Alfred C. Toepfer International G.m.b.H. from December 2012 to June 2014. Vice President, Business Growth from August 2011 to December 2012.	49

Patricia L. Logan	Chief Audit Executive since August 2014. Director, Internal Audit from September 2005 to August 2014.	58

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015. President and Chief Operating Officer from February 2014 to December 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014.	56
Vikram Luthar	President, Bioactives since February 2017. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017. Senior Vice President, Strategy from March 2015 to December 2015. Group Vice President, Finance from January 2012 to March 2015. Vice President, Finance and Treasurer of the Company from August 2010 to January 2012.	51

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vincent F. Macciocchi	Senior Vice President of the Company and President, WILD Flavors and Specialty Ingredients business unit since May 2015. Global President, WILD Flavors from October 2014 until May 2015. Chief Operating Officer for North American entity at WILD Flavors and Specialty Ingredients from June 2012 until October 2014. Senior Vice President of Sales, Givaudan Flavors North America from September 2001 until June 2012.	52

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Global Oilseeds Processing business unit since May 2015. President, WILD Flavors and Specialty Ingredients business unit from October 2014 to May 2015. President, North American Oilseeds Processing business unit from 2008 to December 2014.	46

Ian Pinner	Chief Growth Officer since July 2017. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017. President, Global Cocoa from June 2014 to December 2015. Vice President, Corporate Strategic and Financial Planning from February 2014 to June 2014. President, Global Grain Division from January 2012 to February 2014. General Manager, European Softseed Division from January 2008 to January 2014.	45

Stefano Rettore	Chief Risk Officer since September 2017. President, International at CHS, Inc. from September 2014 to February 2017. Senior Vice President and Head of South America at CHS, Inc. from December 2002 to September 2014.	44

Ismael Roig	Senior Vice President of the Company and Chief Strategy Officer since December 2015. Chief Sustainability Officer since May 2015. Vice President of the Company from December 2004 until December 2015. President, Asia Pacific from August 2011 to December 2015.	50

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014. Vice President and Controller of the Company from December 2006 to August 2014.	50

Joseph D. Taets	Senior Vice President of the Company and President, Agricultural Services business unit since August 2011. President, ADM Europe, Middle East, and Africa (EMEA) from August 2013 to June 2016.	52

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017. Professor of Law at William Mitchell College of Law from June 2006 to May 2013.	53

Todd Werpy	Senior Vice President and Chief Technology Officer since March 2015. Senior Vice President, Research and Development from August 2012 to October 2013. Vice President, Biofuels and Biochemical Research from June 2007 to August 2012.	55

Ray G. Young	Executive Vice President of the Company since March 2015. Senior Vice President of the Company from November 2010 to March 2015. Chief Financial Officer since December 2010.	56

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal 2017,” “Outstanding Equity Awards at Fiscal 2017 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2017,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements” and “Director Compensation for Fiscal Year 2017” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 3, 2018, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2017” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 3, 2018, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 3, 2018, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 3, 2018, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
December 31, 2015	$81	24	(32)	(3)	$70
December 31, 2016	$70	16	(16)	2	$72
December 31, 2017	$72	3	(6)	4	$73

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i) Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(ii)	Bylaws, as amended through February 9, 2017 (incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

(4)	Instruments defining the rights of security holders, including:

(i)
Indenture, dated as of June 1, 1986, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (File No. 33-6721)), as amended and supplemented by Supplemental Indenture, dated as of August 1, 1989, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-3 (No. 33-6721)), relating to:

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

(ii)
Indenture, dated as of September 20, 2006, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3 (File No. 333-137541)), as amended and supplemented by First Supplemental Indenture, dated as of June 3, 2008, by and between the Company and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 3, 2008 (File No. 1-44)), Second Supplemental Indenture, dated as of November 29, 2010, by and between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 30, 2010 (File No. 1-44)), and Third Supplemental Indenture, dated as of April 4, 2011, by and between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 8, 2011 (File No. 1-44)), relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $750,000,000 – 4.479% Notes due March 1, 2021,
the $1,000,000,000 – 5.765% Debentures due March 1, 2041, and
the $527,688,000 – 4.535% Debentures due March 26, 2042.

(iii)
Indenture, dated as of October 16, 2012, by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 17, 2012 (File No. 1-44)), relating to:

the $570,425,000 – 4.016% Debentures due April 16, 2043,
the €600,000,000 – 1.750% Notes due June 23, 2023,
the €500,000,000 – Floating Rate Notes due June 24, 2019,
the $1,000,000,000 – 2.500% Notes due August 11, 2026, and
the $500,000,000 – 3.750% Notes due 2047.

(iv)
Copies of constituent instruments defining rights of holders of long-term debt of the Company and its Subsidiaries, other than the indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis.  The Company hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

(10)
Copies of the Company’s equity compensation plans, deferred compensation plans and agreements with executive officers are incorporated herein by reference pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, as follows:

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

(iii)
The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(iv)	Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(v)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-44)).

(vi)	The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2002 (File No. 1-44)).

(vii)
Form of Stock Option Agreement under the Company's 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(viii)
Form of Restricted Stock Agreement under the Company's 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(ix)
Form of Performance Share Unit Award Agreement under the Company's 2002 Incentive Compensative Plan (incorporated by reference to Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(x)
Form of Restricted Stock Unit Award Agreement under the Company's 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(xi)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009 (File No. 1-44)).

(xii)
Form of Stock Option Agreement for U.S. Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xiii)
Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xiv)
Form of Stock Option Agreement for Named Executive Officers under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xv)
Form of Restricted Stock Unit Award Agreement for Named Executive Officers under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xvi)
Form of Stock Option Agreement for International Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xvii)
Form of Restricted Stock Unit Award Agreement for International Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xviii)
Form of Performance Share Unit Award Agreement under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xix)
Form of Performance Share Unit Award Agreement under the Company's 2009 Incentive Compensation Plan for grant to J. Luciano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011 (File No. 1-44)).

(xx)
Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xxi)
Form of Nonqualified Stock Option Award Agreement for U.S. Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xxii)
Form of Restricted Stock Unit Award Agreement for Executive Officers under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xxiii)
Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-44)).

(xxiv)
Form of Restricted Stock Unit Award Agreement under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-44)).

(xxv)
Form of Performance Share Unit Award Agreement under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-44)).

(12)	Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2018

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ D. E. Felsinger	/s/ D. C. Findlay
J. R. Luciano*,	D. E. Felsinger*,	D. C. Findlay
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ S. F. Harrison
S. F. Harrison*,
/s/ R. G. Young	Director
R. G. Young
Executive Vice President and	/s/ P. J. Moore
Chief Financial Officer	P. J. Moore*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ F. J. Sanchez
J. P. Stott	F. J. Sanchez*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ D. A. Sandler
D. A. Sandler*,
/s/ A. L. Boeckmann	Director
A. L. Boeckmann*,
Director	/s/ D. T. Shih
D. T. Shih*,
/s/ T. K. Crews	Director
T. K. Crews*,
Director	/s/ K. R. Westbrook
K. R. Westbrook*,
/s/ P. Dufour	Director
P. Dufour*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.