Form 10-Q
period 2018-03-31
ARCHER DANIELS MIDLAND CO
filed 2018-05-01
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common Stock, no par value – 559,184,185 shares
(April 30, 2018)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)

Revenues	$15,526	$14,988
Cost of products sold	14,637	14,116
Gross Profit	889	872

Selling, general, and administrative expenses	513	516
Asset impairment, exit, and restructuring costs	16	10
Interest expense	91	81
Equity in (earnings) losses of unconsolidated affiliates	(147)	(172)
Interest income	(33)	(23)
Other (income) expense – net	(15)	2
Earnings Before Income Taxes	464	458

Income taxes	68	118
Net Earnings Including Noncontrolling Interests	396	340

Less: Net earnings attributable to noncontrolling interests	3	1

Net Earnings Attributable to Controlling Interests	$393	$339

Average number of shares outstanding – basic	563	576

Average number of shares outstanding – diluted	565	579

Basic earnings per common share	$0.70	$0.59

Diluted earnings per common share	$0.70	$0.59

Dividends per common share	$0.335	$0.320

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)

Net earnings including noncontrolling interests	$396	$340
Other comprehensive income (loss):
Foreign currency translation adjustment	211	21
Tax effect	(3)	3
Net of tax amount	208	24

Pension and other postretirement benefit liabilities adjustment	2	12
Tax effect	(3)	(6)
Net of tax amount	(1)	6

Deferred gain (loss) on hedging activities	(25)	3
Tax effect	6	(3)
Net of tax amount	(19)	—

Unrealized gain (loss) on investments	(2)	(6)
Tax effect	—	—
Net of tax amount	(2)	(6)
Other comprehensive income (loss)	186	24
Comprehensive income (loss) including noncontrolling interests	582	364

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	1

Comprehensive income (loss) attributable to controlling interests	$579	$363

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$797	$804
Segregated cash and investments	4,408	4,826
Trade receivables	2,147	1,947
Inventories	9,820	9,173
Other current assets	3,734	3,175
Total Current Assets	20,906	19,925

Investments and Other Assets
Investments in and advances to affiliates	5,151	5,088
Long-term marketable securities	91	92
Goodwill and other intangible assets	3,970	3,918
Other assets	859	802
Total Investments and Other Assets	10,071	9,900

Property, Plant, and Equipment
Land	473	470
Buildings	5,098	5,043
Machinery and equipment	18,193	18,056
Construction in progress	1,216	1,224
	24,980	24,793
Accumulated depreciation	(14,857)	(14,655)
Net Property, Plant, and Equipment	10,123	10,138
Total Assets	$41,100	$39,963

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,330	$857
Trade payables	3,340	3,894
Payables to brokerage customers	4,567	4,973
Accrued expenses and other payables	3,035	2,833
Current maturities of long-term debt	13	13
Total Current Liabilities	13,285	12,570

Long-Term Liabilities
Long-term debt	6,657	6,623
Deferred income taxes	1,037	1,053
Other	1,325	1,342
Total Long-Term Liabilities	9,019	9,018

Temporary Equity - Redeemable noncontrolling interest	59	53

Shareholders’ Equity
Common stock	2,428	2,398
Reinvested earnings	17,755	17,552
Accumulated other comprehensive income (loss)	(1,451)	(1,637)
Noncontrolling interests	5	9
Total Shareholders’ Equity	18,737	18,322
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$41,100	$39,963

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2018	2017
Operating Activities
Net earnings including noncontrolling interests	$396	$340
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	235	225
Asset impairment charges	12	1
Deferred income taxes	(21)	1
Equity in earnings of affiliates, net of dividends	(105)	(140)
Stock compensation expense	29	32
Pension and postretirement accruals (contributions), net	(26)	11
Deferred cash flow hedges	(25)	3
Gains on sales of assets and businesses/revaluation	(6)	(16)
Other – net	64	51
Changes in operating assets and liabilities
Segregated investments	308	101
Trade receivables	(185)	169
Inventories	(600)	222
Deferred consideration in securitized receivables	(2,450)	(2,185)
Other current assets	(432)	143
Trade payables	(567)	(209)
Payables to brokerage customers	(432)	303
Accrued expenses and other payables	231	(541)
Total Operating Activities	(3,574)	(1,489)

Investing Activities
Purchases of property, plant, and equipment	(196)	(200)
Proceeds from sales of business and assets	14	25
Net assets of businesses acquired	—	(90)
Purchases of marketable securities	—	(148)
Proceeds from sales of marketable securities	—	220
Investments in and advances to affiliates	—	(185)
Investments in retained interest in securitized receivables	(1,298)	(881)
Proceeds from retained interest in securitized receivables	3,656	3,310
Other – net	4	(3)
Total Investing Activities	2,180	2,048

Financing Activities
Long-term debt payments	(1)	(2)
Net borrowings (payments) under lines of credit agreements	1,474	263
Share repurchases	—	(248)
Cash dividends	(190)	(183)
Other – net	(6)	(10)
Total Financing Activities	1,277	(180)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(117)	379
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	1,858	1,561
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$1,741	$1,940

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$797	$476
Restricted cash and restricted cash equivalents included in segregated cash and investments	944	1,464
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,741	$1,940

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$2,368	$2,114

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			393		3
Other comprehensive income (loss)				186	—
Total comprehensive income						582
Dividends paid - $0.335 per share			(190)			(190)
Stock compensation expense	2	29				29
Other	—	1	—	—	(7)	(6)
Balance, March 31, 2018	559	$2,428	$17,755	$(1,451)	$5	$18,737

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Starting with the second quarter of 2017, the Company began presenting certain specified items separately from the individual business segments, as further described in Note 13. Prior period amounts have been reclassified to separately identify specified items to conform to the current presentation.

In line with the futures brokerage industry practice, the Company classified $0.9 billion of segregated cash and cash equivalents as restricted cash and cash equivalents in its statement of cash flows for the three months ended March 31, 2018. Prior period amounts have been restated to conform to the current presentation which resulted in an increase of $531 million in total cash provided by operating activities for the three months ended March 31, 2017 and an increase of $1.4 billion in the ending balance of restricted cash and restricted cash equivalents as of March 31, 2017.

The Company classified $2.4 billion of cash inflows from net consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities for the three months ended March 31, 2018. Prior period amounts have been restated to conform to the current presentation, which resulted in a decrease of $2.4 billion in total cash provided by operating activities and a corresponding increase in cash provided by investing activities for the three months ended March 31, 2017. See Note 2 for more information about the adoption of Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows.

The Company classified income of $3 million of other components of net benefit cost as other (income) expense - net in its consolidated statement of earnings for the quarter ended March 31, 2018 as a result of the adoption of the amended guidance of ASC Topic 715, Compensation - Retirement Benefits (see Note 2 for more information). Prior period amounts of $4 million and $5 million previously reported with the service cost component of net benefit cost in cost of products sold and selling, general, and administrative expenses, respectively, have been reclassified to other (income) expense - net for the quarter ended March 31, 2017 to conform to the current presentation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.	Basis of Presentation (Continued)

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions, as well as certain product lines previously reported in Oilseeds. Throughout this quarterly report on Form 10-Q, prior period results of the product lines and businesses previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

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

Effective January 1, 2018, the Company adopted the amended guidance of ASC Subtopic 825-10, Financial Instruments - Overall, which is intended to improve the recognition and measurement of financial instruments. The amended guidance requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by using a qualitative assessment to identify impairment. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.
Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), for all contracts that had not been completed as of the adoption date (the modified retrospective approach). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. Many of the Company’s forward commodity sales contracts are considered physically settled derivatives under ASC Topic 815, Derivatives and Hedging (Topic 815), and are therefore excluded from the scope of Topic 606. Comparative balance sheet and income statement information has not been restated and continues to be reported under the guidance of ASC 605, Revenue Recognition (Topic 605), that was in effect as of December 31, 2017 and in the quarter ended March 31, 2017. The cumulative effect of initially applying the guidance as an adjustment to the opening reinvested earnings balance at January 1, 2018 was less than $1 million. For more information about the adoption of Topic 606, see Note 4.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2.	New Accounting Standards (Continued)

Effective January 1, 2018, the Company adopted the amended guidance of ASC 230, Statement of Cash Flows (Topic 230), which provides guidance on the application of the predominance principle and the presentation and classification of specific cash flow issues including a requirement to classify consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities. The adoption of the amended guidance on the Company’s accounts receivable securitization programs resulted in expanded disclosures and a reclassification of cash inflows from operating activities to investing activities (see Note 1 for reclassification amounts). The adoption of amendments related to the other cash flow issues did not have a significant impact on the Company's consolidated statement of cash flows.

Effective January 1, 2018, the Company adopted the amended guidance of ASC Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component in the same line or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of this amended guidance requires expanded disclosures and the reclassification of the other components of net benefit cost from cost of products sold and selling, general, and administrative expenses to other (income) expense - net in the Company’s consolidated statements of earnings but did not impact financial results (see Note 1 for reclassification amounts).

Note 3.	Pending Accounting Standards

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey will be cross-referenced against other available lease information (i.e., year-end disclosures and general ledger). The Company is also working with a vendor to implement a lease accounting system which will assist in delivering the required accounting changes and disclosures. The next phase of the implementation plan is the abstraction of the relevant lease contract data points which is expected to be completed by the end of the second quarter of 2018. The impact of the new standard will be a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company expects to complete its assessment of the impact of the new guidance on its financial results in the third quarter of 2018.

Effective January 1, 2019, the Company will be required to adopt the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA), eliminating the stranded tax effects resulting from the TCJA and improving the usefulness of information reported to financial statement users. In addition, the Company will be required to disclose (1) a description of its accounting policy for releasing income tax effects from accumulated other comprehensive income; (2) whether it elects to reclassify the stranded income tax effects from the TCJA; and (3) information about other income tax effects related to the application of the TCJA that are reclassified from AOCI to retained earnings, if any. Early adoption is permitted in any interim period for which financial statements have not been issued. The Company has not yet decided whether it will elect to reclassify the stranded tax effects resulting from the TCJA.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of products sold. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Taxes Collected from Customers and Remitted to Governmental Authorities

The Company does not include taxes assessed by governmental authorities that are (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from the measurement of transactions prices, as a component of revenues and cost of products sold.
Contract Costs

The Company capitalizes commission fees paid to intermediaries as a result of obtaining certain contracts. Capitalized commission fees are included in other current assets and are amortized based on the transfer of goods or services to which the assets relate and are included in selling, general, and administrative expenses. Applying the practical expedient in paragraph 40-25-4 of ASC 340, Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The amounts of capitalized incremental commission fees and related amortization as of and for the quarter ended March 31, 2018 were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Disaggregation of Revenues

The following table presents revenue disaggregated by timing of recognition and major product lines for the quarter ended March 31, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Origination
Merchandising and Handling	$619	$62	$681	$5,479	$6,160
Transportation	—	55	55	—	55
Total Origination	619	117	736	5,479	6,215
Oilseeds
Crushing and Origination	186	—	186	3,424	3,610
Refining, Packaging, Biodiesel, and Other	558	—	558	1,465	2,023
Total Oilseeds	744	—	744	4,889	5,633
Carbohydrate Solutions
Starches and Sweeteners	1,638	—	1,638	—	1,638
Bioproducts	984	—	984	—	984
Total Carbohydrate Solutions	2,622	—	2,622	—	2,622
Nutrition
Wild Flavors and Specialty Ingredients	636	—	636	—	636
Animal Nutrition	314	—	314	—	314
Total Nutrition	950	—	950	—	950

Other	106	—	106	—	106
Total Revenues	$5,041	$117	$5,158	$10,368	$15,526

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Origination

The Origination segment generates revenue from the sale of commodities and from the service fees for the transportation of goods. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. For transportation service contracts in Transportation, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For fixed and provisionally-priced derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Oilseeds

The Oilseeds segment generates revenue primarily from the sale of products manufactured in its global processing facilities.  The segment also generates revenue from the sale of raw commodities in its South American grain origination business and from the sale of peanuts, tree nuts, and peanut-derived ingredients.  Revenue is recognized when a performance obligation is satisfied by transferring control over a product.  The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components.  For fixed and provisionally-priced derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s global corn and milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. Products are shipped to the customers from the Company’s various facilities and from its network of storage terminals. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract.

Nutrition

The Nutrition segment sells specialty products including natural flavor ingredients, flavor systems, natural colors, animal nutrition products, other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually-agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

Other

Other includes the Company’s futures commission business whose primary sources of revenue are commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed. Other also includes the Company’s captive insurance business which generates third party revenue through its proportionate share of premiums from third-party reinsurance pools. Reinsurance premiums are recognized on a straight-line basis over the period underlying the policy.

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts resulting from goods already transferred to the customer where revenue recognized exceeds the amount billed to the customer and right to payment is not subject to the passage of time. Contract assets are recorded in other current assets in the consolidated balance sheet and were immaterial as of March 31, 2018 and the January 1, 2018 transition date.

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $194 million and $185 million as of March 31, 2018 and January 1, 2018, respectively, are recorded in accrued expenses and other payables in the consolidated balance sheet. For the quarter ended March 31, 2018, the Company recognized revenues of $124 million from the contract liabilities included at January 1, 2018.

Transaction Price Allocated to Remaining Performance Obligations

The Company generally recognizes revenue at a point in time with the exception of revenue from transportation services which is recognized over time. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the various lines of the Company’s consolidated financial statements.

Consolidated Balance Sheet (excerpt) as of March 31, 2018 and January 1, 2018

	January 1, 2018	March 31, 2018
	After Adoption	As	Under	Effect of
	of Topic 606	Reported	Topic 605	Change
	(In millions)
Assets
Trade receivables	$2,343	$2,147	$1,752	$395
Inventories	8,770	9,820	10,212	(392)
Total Current Assets	19,918	20,906	20,903	3
Total Assets	$39,956	$41,100	$41,097	$3
Liabilities, Temporary Equity, and Shareholders’ Equity
Accrued expenses and other payables	$2,826	$3,035	$3,035	$—
Total Current Liabilities	12,563	13,285	13,285	—
Reinvested earnings	17,552	17,755	17,752	3
Total Shareholders’ Equity	18,322	18,737	18,734	3
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,956	$41,100	$41,097	$3
Consolidated Statement of Earnings (excerpt) for the quarter ended March 31, 2018

		Without
	As	Adoption of	Effect of
	Reported	Topic 606	Change
	(In millions)
Revenues	$15,526	$15,536	$(10)
Cost of products sold	14,637	14,652	(15)
Gross profit	889	884	5
Earnings before income taxes	464	459	5
Income taxes	68	66	2
Net earnings including noncontrolling interests	396	393	3
Net earnings attributable to controlling interests	$393	$390	$3

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Fair Value Measurements at March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,563	$1,829	$5,392
Unrealized derivative gains:
Commodity contracts	—	471	116	587
Foreign currency contracts	—	47	—	47
Cash equivalents	443	—	—	443
Marketable securities	89	1	—	90
Segregated investments	2,077	—	—	2,077
Deferred receivables consideration	—	399	—	399
Total Assets	$2,609	$4,481	$1,945	$9,035

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$449	$291	$740
Foreign currency contracts	—	106	—	106
Interest rate contracts	—	1	—	1
Inventory-related payables	—	1,102	75	1,177
Total Liabilities	$—	$1,658	$366	$2,024

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,400	$1,486	$4,886
Unrealized derivative gains:
Commodity contracts	—	275	111	386
Foreign currency contracts	—	63	—	63
Cash equivalents	352	—	—	352
Marketable securities	91	1	—	92
Segregated investments	1,733	—	—	1,733
Deferred receivables consideration	—	307	—	307
Total Assets	$2,176	$4,046	$1,597	$7,819

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$268	$103	$371
Foreign currency contracts	—	92	—	92
Interest rate contracts	—	1	—	1
Inventory-related payables	—	680	39	719
Total Liabilities	$—	$1,041	$142	$1,183

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

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, or other (income) expense - net depending upon the purpose of the contract. The changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s marketable securities are comprised of U.S. Treasury securities and corporate debt securities.  U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.  Corporate debt securities are valued using third-party pricing services and substantially all are classified in Level 2. Unrealized changes in the fair value of available-for-sale marketable debt securities are recognized in the consolidated balance sheets as a component of AOCI unless a decline in value is deemed to be other-than-temporary at which point the decline is recorded in earnings.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018.

	Level 3 Fair Value Asset Measurements at
	March 31, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2017	$1,486	$111	$1,597
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	173	47	220
Purchases	2,239	—	2,239
Sales	(2,150)	—	(2,150)
Settlements	—	(66)	(66)
Transfers into Level 3	187	28	215
Transfers out of Level 3	(106)	(4)	(110)
Ending balance, March 31, 2018	$1,829	$116	$1,945

* Includes increase in unrealized gains of $174 million relating to Level 3 assets still held at March 31, 2018.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018.

	Level 3 Fair Value Liability Measurements at
	March 31, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2017	$39	$103	$142
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	17	198	215
Purchases	21	—	21
Sales	(2)	—	(2)
Settlements	—	(57)	(57)
Transfers into Level 3	—	65	65
Transfers out of Level 3	—	(18)	(18)
Ending balance, March 31, 2018	$75	$291	$366

* Includes increase in unrealized losses of $198 million relating to Level 3 liabilities still held at March 31, 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017.

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

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2018 and December 31, 2017. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of March 31, 2018 is a weighted average 20.3% of the total price for assets and 177.8% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2018		December 31, 2017
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	20.3%	177.8%	12.8%	99.9%
Transportation cost	14.3%	—%	19.2%	—

Commodity Derivative Contracts
Basis	19.0%	21.6%	24.2%	23.0%
Transportation cost	9.3%	7.3%	12.5%	10.4%

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

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and physical purchase or sale contracts, and inventories of certain merchandisable agricultural commodities, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$47	$106	$63	$92
Commodity Contracts	587	740	386	371
Total	$634	$846	$449	$463

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2018 and 2017.

		Cost of products sold	Other expense - net
(In millions)	Revenues
Three Months Ended March 31, 2018
Consolidated Statement of Earnings	$15,526	$14,637	$(15)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(3)	$(15)	$64
Commodity Contracts	—	(313)	—
Total gain (loss) recognized in earnings	$(3)	$(328)	$64	$(267)

Three Months Ended March 31, 2017
Consolidated Statement of Earnings	$14,988	$14,116	$2

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(11)	$60	$1
Commodity Contracts	—	259	—
Total gain (loss) recognized in earnings	$(11)	$319	$1	$309

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2018 and December 31, 2017, the Company had certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At March 31, 2018, the Company has $1 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no net impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of March 31, 2018, the Company had $33 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $33 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 22% and 86% of its monthly anticipated grind.  At March 31, 2018, the Company had designated hedges representing between 1% and 90% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 135 million gallons of ethanol sales per month under these programs.  At March 31, 2018, the Company had designated hedges representing between 0 and 116 million gallons of ethanol sales per month over the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$—	$1	$—	$1
Total	$—	$1	$—	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2018 and 2017.

		Cost of products sold	Other expense - net
(In millions)	Revenues
Three Months Ended March 31, 2018
Consolidated Statement of Earnings	$15,526	$14,637	$(15)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$2	$6	$—
Total gain (loss) recognized in earnings	$2	$6	$—	$8

Three Months Ended March 31, 2017
Consolidated Statement of Earnings	$14,988	$14,116	$2

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$(2)
Commodity Contracts	(1)	1	$—
Ineffective amount recognized in earnings
Commodity Contracts	4	5	$—
Total gain (loss) recognized in earnings	$3	$6	$(2)	$7

On October 1, 2017, the Company adopted the amended guidance of Topic 815. As a result, hedge ineffectiveness related to effective relationships is now deferred in AOCI until the hedged item impacts earnings. Prior to October 1, 2017, gains or losses on the derivative instrument in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion) were recognized in the consolidated statement of earnings during the current period.

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of March 31, 2018 and December 31, 2017, the Company had $99 million of after-tax gains and $59 million of after-tax losses, respectively, in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2018	2017
	(In millions)

Unrealized gains on derivative contracts	$634	$449
Deferred receivables consideration	399	307
Customer omnibus receivable	496	477
Financing receivables - net (1)	487	413
Insurance premiums receivable	132	129
Prepaid expenses	259	232
Tax receivables	585	425
Non-trade receivables (2)	430	371
Other current assets	312	372
	$3,734	$3,175

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million and $6 million at March 31, 2018 and December 31, 2017, respectively. Interest earned on financing receivables of $7 million for the three months ended March 31, 2018 and 2017 is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $114 million and $91 million of reinsurance recoverables as of March 31, 2018 and December 31, 2017, respectively.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2018	2017
	(In millions)

Unrealized losses on derivative contracts	$847	$464
Accrued compensation	209	235
Income tax payable	183	140
Other taxes payable	98	99
Reinsurance premiums payable	95	111
Insurance claims payable	297	268
Contract liability	194	185
Other accruals and payables	1,112	1,331
	$3,035	$2,833

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Debt and Financing Arrangements

At March 31, 2018, the fair value of the Company’s long-term debt exceeded the carrying value by $0.8 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2018, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $8.1 billion, of which $5.1 billion was unused.  Of the Company’s total lines of credit, $5.0 billion support a commercial paper borrowing facility, against which there was $1.4 billion of commercial paper outstanding at March 31, 2018.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.7 billion, as amended, in funding resulting from the sale of accounts receivable, of which $0.3 billion was unused as of March 31, 2018 (see Note 15 for more information about the Programs).

Note 10.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 was 14.7% compared to 25.8% for the three months ended March 31, 2017. The lower rate for the quarter was primarily due to the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017, favorable changes in the forecasted mix of pre-tax earnings, the 2017 biodiesel tax credit, and certain tax discrete items.

The Act includes numerous significant tax law changes and modifications with varying effective dates, such as reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As of March 31, 2018, the Company has not yet completed the accounting for the tax effects of the Act; however, the Company has recorded a $14 million reduction to the 2017 provisional transition tax based on interpretive guidance issued during the quarter on how to allocate taxes in the earnings and profits calculation. The Company has one year from the date of enactment to adjust the 2017 provisional tax.

The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) which are effective for fiscal 2018. The Company has estimated GILTI and FDII impacts and will update the estimates each quarter as needed. The Company has made an accounting policy election to treat GILTI as a period cost.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Income Taxes (Continued)

In December 2009 and June 2010, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of March 31, 2018, these assessments totaled approximately $127 million in tax and $348 million in interest and penalties (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

During the quarter ended March 31, 2012, the Company’s subsidiaries in Argentina, ADM Argentina and Alfred Toepfer Argentina, received tax assessments challenging transfer prices used to price grain exports for the tax years 2004 through 2010. As of March 31, 2018, these assessments totaled $30 million in tax and $92 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for tax years 2011 to 2017. However, it cannot not rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $95 million in tax and $79 million in interest (adjusted for variation in currency exchange rates as of March 31, 2018).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

During the quarter ended September 30, 2016, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. As of March 31, 2018, this assessment was $100 million in tax and $30 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time, and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2018 and the reclassifications out of AOCI for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)
Other comprehensive income (loss) before reclassifications	211	(17)	(6)	(2)	186
Amounts reclassified from AOCI	—	(8)	8	—	—
Tax effect	(3)	6	(3)	—	—
Net of tax amount	208	(19)	(1)	(2)	186
Balance at March 31, 2018	$(1,145)	$(2)	$(322)	$18	$(1,451)

	Amount reclassified from AOCI
	Three months ended
Details about AOCI components	Mar 31 2018	Mar 31 2017	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$(6)	$(1)	Cost of products sold
	—	2	Interest expense
	(2)	1	Revenues
	(8)	2	Total before tax
	2	(1)	Tax
	$(6)	$1	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(8)	$(3)	Other (income) expense - net
Actuarial losses	16	18	Other (income) expense - net
	8	15	Total before tax
	(4)	(6)	Tax
	$4	$9	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)

Gains on sales of assets	$(6)	$(16)
Other – net	(9)	18
Other (Income) Expense - Net	$(15)	$2

Gains on sales of assets in the three months ended March 31, 2018 and 2017 included gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net in the three months ended March 31, 2018 included other income partially offset by foreign exchange losses. Other - net in the three months ended March 31, 2017 included foreign exchange losses partially offset by other income. Other - net also included the other components of net pension benefit cost which resulted in an income of $3 million in the three months ended March 31, 2018 compared to a net pension benefit cost of $9 million in the three months ended March 31, 2017.

Note 13.     Segment Information

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients. The Company’s operations are organized, managed, and classified into four reportable business segments: Origination, Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds. Prior period results of the product lines and businesses previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

The Origination segment utilizes its extensive global grain elevator and transportation networks, and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl joint ventures.

The Company’s Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into sweeteners, corn and wheat starches, wheat flour, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids and glycols, all of which are used in various food and industrial products. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., and Red Star Yeast Company, LLC.

The Nutrition segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Gross revenues
Origination	$7,127	$7,352
Oilseeds	6,866	6,082
Carbohydrate Solutions	2,833	2,869
Nutrition	958	860
Other	106	94
Intersegment elimination	(2,364)	(2,269)
Total gross revenues	$15,526	$14,988

Intersegment sales
Origination	$912	$1,049
Oilseeds	1,233	856
Carbohydrate Solutions	211	359
Nutrition	8	5
Total intersegment sales	$2,364	$2,269

Revenues from external customers
Origination
Merchandising and Handling	$6,160	$6,253
Transportation	55	50
Total Origination	6,215	6,303
Oilseeds
Crushing and Origination	3,610	3,293
Refining, Packaging, Biodiesel, and Other	2,023	1,933
Total Oilseeds	5,633	5,226
Carbohydrate Solutions
Starches and Sweeteners	1,638	1,575
Bioproducts	984	935
Total Carbohydrate Solutions	2,622	2,510
Nutrition
Wild Flavors and Specialty Ingredients	636	574
Animal Nutrition	314	281
Total Nutrition	950	855

Other	106	94
Total revenues from external customers	$15,526	$14,988

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Segment operating profit
Origination	$45	$47
Oilseeds	350	313
Carbohydrate Solutions	213	211
Nutrition	96	77
Other	13	30
Specified Items:
Asset impairment and restructuring charges(1)	(13)	(9)
Hedge timing effects(2)	—	7
Total segment operating profit	704	676
Corporate	(240)	(218)
Earnings before income taxes	$464	$458

(1) Current quarter charges consisted of an impairment charge related to an equity investment and restructuring charges. Prior quarter charges primarily related to restructuring charges and individually insignificant fixed asset impairments.

(2) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

	March 31,	December 31,
(In millions)	2018	2017
Identifiable Assets
Origination	$7,990	$8,311
Oilseeds	13,831	11,835
Carbohydrate Solutions	6,108	6,242
Nutrition	5,644	5,568
Other	5,311	5,658
Corporate	2,216	2,349
Total Identifiable Assets	$41,100	$39,963

Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2018 consisted of $12 million of an equity investment impairment in the Carbohydrate Solutions segment and $4 million of individually insignificant restructuring charges.

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2017 consisted of $6 million of restructuring charges in the Origination segment and $4 million of other individually insignificant fixed asset impairments and restructuring charges.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 22, 2018, unless extended.

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.5 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 15, 2019, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2018 and December 31, 2017, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of March 31, 2018 and December 31, 2017, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.9 billion and $1.7 billion, respectively. In exchange for the transfers as of March 31, 2018 and December 31, 2017, the Company received cash of $1.5 billion and $1.4 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $399 million and $307 million, respectively. Cash collections from customers on receivables sold were $8.9 billion and $8.5 billion for the three months ended March 31, 2018 and 2017, respectively. Of this amount, $3.7 billion and $3.3 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the three months ended March 31, 2018 and 2017, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs for the three months ended March 31, 2018 and 2017 resulted in an expense for the loss on sale of $4 million and $2 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

In accordance with the amended guidance of Topic 230, the Company reflects cash flows related to the deferred consideration of the Programs as investing activities in its consolidated statements of cash flows. All other cash flows are classified as operating activities because the cash received from Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 170 countries. The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical, and energy uses. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed, and classified into four reportable business segments: Origination, Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other. See Note 13 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the Company’s business segments.

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds. Prior period results of the product lines and businesses previously reported in the other reportable business segments have been reclassified to conform to the current period presentation.

The Company’s recent significant portfolio actions and announcements include:

•
the announcement in December 2017 of the sale of the Company’s oilseeds operations in Bolivia to Inversiones Piuranas S.A., which is subject to regulatory approvals and is expected to close in the first half of 2018;

•	the announcement in January 2018 of a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed;

•
the announcement in February 2018 of an agreement with Cargill to launch a joint venture to provide soybean meal and oil for customers in Egypt. The deal, which is not yet complete, is subject to regulatory review. The companies hope to formally launch the joint venture in mid-2018; and

•
the announcement in March 2018 of an agreement to acquire a 50% equity stake in the sweeteners and starches business of Russia-based Aston Foods and Food Ingredients, which is subject to regulatory approval and is expected to close in the second quarter of 2018.

As part of the implementation of the Company’s strategic plan, the Company continues to evaluate the capital intensity of its operations and portfolio, seeking ways to reduce and redeploy capital in its efforts to reduce volatility and drive long-term returns.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s origination and oilseeds operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Thus, changes in revenues of these businesses do not necessarily correspond to the changes in margins or gross profit.

The Company’s carbohydrate solutions operations and nutrition businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily equal changes in cost of products sold. Thus, changes in revenues of these businesses may correspond to changes in margins or gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has consolidated subsidiaries in more than 80 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require conversion to the functional currency. Changes in revenues are expected to correlate to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

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

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2018

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, sales volumes were steady on lower margins due to mark-to-market timing impacts. In Oilseeds, meal demand remained strong resulting in record crush volumes and higher crush margins. Improving crush margins resulted in negative timing effects on forward hedges. South America oilseeds improved on better origination volumes and margins from stronger farmer selling. While demand for refined oil remained solid, margins were pressured by competition and large supplies in North America. Biodiesel demand and margins were strong in South America, but uncertainty surrounding the 2018 biodiesel tax credit limited North American margins. In Carbohydrate Solutions, global demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, margins were pressured for most of the quarter as U.S. industry ethanol production also remained at high levels. Nutrition benefited from strong demand for flavor ingredients and flavor systems and vitamins in the animal nutrition business with favorable positions on certain ingredients, but continued to be adversely affected by margin pressure in certain non-flavor food ingredient markets.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net earnings attributable to controlling interests increased $54 million to $393 million. Segment operating profit increased $28 million to $704 million. Included in segment operating profit in the current quarter was a charge of $13 million in asset impairment and restructuring charges. Included in segment operating profit in the prior year quarter was a net charge of $2 million consisting of impairment and restructuring charges and corn hedge timing effects. Adjusted segment operating profit increased $39 million to $717 million due to an increase in sales volumes of oils, biodiesel, alcohol, and flavors, and the benefits of the 2017 biodiesel tax credit, partially offset by negative mark-to-market impacts. Corporate results were a net expense of $240 million in the current quarter compared to $218 million in the prior year quarter. Corporate results in the current quarter included a credit of $8 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to $13 million in the prior year quarter.

Income taxes decreased $50 million to $68 million due to a lower effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2018 decreased to 14.7% compared to 25.8% for the quarter ended March 31, 2017, due primarily to the impact of the Tax Cuts and Jobs Act, favorable changes in the forecasted mix of pre-tax earnings, the 2017 biodiesel tax credit, and certain tax discrete items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2018	2017	Change
Oilseeds	9,047	8,819	228
Corn	5,591	5,544	47
Total	14,638	14,363	275

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increased demand for oilseed products.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$6,160	$6,253	$(93)
Transportation	55	50	5
Total Origination	6,215	6,303	(88)

Oilseeds
Crushing and Origination	3,610	3,293	317
Refining, Packaging, Biodiesel, and Other	2,023	1,933	90
Total Oilseeds	5,633	5,226	407

Carbohydrate Solutions
Starches and Sweeteners	1,638	1,575	63
Bioproducts	984	935	49
Total Carbohydrate Solutions	2,622	2,510	112

Nutrition
Wild Flavors and Specialty Ingredients	636	574	62
Animal Nutrition	314	281	33
Total Nutrition	950	855	95

Other	106	94	12
Total	$15,526	$14,988	$538

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds and Origination, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues increased $0.5 billion to $15.5 billion due principally to higher sales volumes ($0.4 billion). The increase in sales volumes was due principally to an increase in volumes of oils, biodiesel, alcohol, and flavors. Origination revenues decreased 1% to $6.2 billion due to lower sales volumes ($0.2 billion) partially offset by higher sales prices ($0.1 billion). Oilseeds revenues increased 8% to $5.6 billion due to higher sales volumes ($0.5 billion) partially offset by lower sales prices ($0.1 billion). Carbohydrate Solutions revenues increased 4% to $2.6 billion due to higher sales volumes ($0.1 billion). Nutrition revenues increased 11% to 1.0 billion due to higher sales prices ($1.0 billion).

Cost of products sold increased $0.5 billion to $14.6 billion due principally to higher sales volumes. Included in cost of products sold in the current quarter was a credit of $8 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $13 million in the prior year quarter. Manufacturing expenses of $1.3 billion in the current quarter were in line with the prior year’s quarter.

Foreign currency translation impacts increased both revenues and cost of products sold by $0.5 billion.

Gross profit of $0.9 billion was in line with prior year’s quarter. Higher results in Animal Nutrition ($21 million) and Oilseeds ($43 million) were partially offset by lower results in Other ($15 million) and Corporate ($33 million). These factors are explained in the segment operating profit discussion on page 37. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $8 million in the current quarter compared to a $13 million positive impact in the prior year quarter.

Selling, general, and administrative expenses decreased $3 million to $513 million due principally to a decrease in office related expenses and outside services.

Asset impairment, exit, and restructuring costs increased $6 million to $16 million. Current period charges consisted of $12 million of an equity investment impairment in the Carbohydrate Solutions segment and $4 million of individually insignificant restructuring charges. Prior period charges consisted of $6 million of restructuring charges in the Origination segment and $4 million of other individually insignificant fixed asset impairments and restructuring charges.

Interest expense increased $10 million to $91 million due to increased commercial paper borrowings related to funding of higher working capital investments partially offset by lower long-term debt rates.

Equity in earnings of unconsolidated affiliates decreased $25 million to $147 million primarily due to lower earnings from the Company’s investment in Wilmar.

Other income - net of $15 million increased from a net expense of $2 million in the prior period. Current period income included other income partially offset by foreign exchange losses. Prior period expense included foreign exchange losses and the other components of net benefit cost partially offset by gains on disposals of individually insignificant assets in the ordinary course of business and other income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$42	$23	$19
Transportation	3	24	(21)
Total Origination	45	47	(2)

Oilseeds
Crushing and Origination	68	121	(53)
Refining, Packaging, Biodiesel, and Other	173	57	116
Asia	109	135	(26)
Total Oilseeds	350	313	37

Carbohydrate Solutions
Starches and Sweeteners	216	201	15
Bioproducts	(3)	10	(13)
Total Carbohydrate Solutions	213	211	2

Nutrition
Wild Flavors and Specialty Ingredients	73	73	—
Animal Nutrition	23	4	19
Total Nutrition	96	77	19

Other	13	30	(17)

Specified Items:
Asset impairment and restructuring charges	(13)	(9)	(4)
Hedge timing effects	—	7	(7)
Total Specified Items	(13)	(2)	(11)

Total Segment Operating Profit	$704	$676	$28

Adjusted Segment Operating Profit(1)	$717	$678	$39

Segment Operating Profit	$704	$676	$28
Corporate	(240)	(218)	(22)
Earnings Before Income Taxes	$464	$458	$6

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit was in line with the prior year’s quarter. Merchandising and Handling was up significantly year-over-year. Global trade delivered strong results with substantially higher margins and increased volumes, resulting in a significant turnaround in results compared to the year-ago period. North American grain was down compared to the first quarter of 2017 due to lower U.S. export volumes. North American grain results for 2018 also reflect certain timing impacts due to improvements in forward export margins and barge freight rates, resulting in approximately $40 million of negative mark-to-market impacts on existing contracts, which are expected to reverse in future quarters as contracts are executed. Transportation was down due to high river conditions, resulting in increased operating costs.

Oilseeds operating profit increased 12%. Crushing and Origination results decreased due to more than $100 million of negative timing effects on forward hedges, the majority of which are expected to reverse over the course of 2018. South America saw strong origination volumes and improving margins as farmer selling accelerated. Softseeds were down on lower margins and some timing effects. Refining, Packaging, Biodiesel and Other results were substantially higher on approximately $120 million of income due to the passage of the 2017 biodiesel tax credit. Asia results decreased due to lower earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit was in line with prior year’s quarter. Starches and Sweeteners was up over the prior year on increasing contributions from the Chamtor acquisition and solid results from joint ventures in North America, improved results from starches and dry sweeteners, and higher results from wheat milling on stronger margins. Bioproducts results were down versus the year-ago quarter as record industry fuel ethanol inventories pressured margins.

Nutrition operating profit increased 25%. Wild Flavors and Specialty Ingredients results were in line with the first quarter of 2017. Wild Flavors had another quarter of profit increases versus the prior-year period, offset by some weakness in Specialty Ingredients. Animal Nutrition was up significantly over the first quarter of 2017 with strong trade sales, a good product mix, and favorable positions on certain ingredients, resulting in solid margins.

Other operating profit decreased 57% primarily due to lower underwriting performance from the Company’s captive insurance operations and lower results from its futures commission brokerage business.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2018	2017	Change
	(In millions)
LIFO credit (charge)	$8	$13	$(5)
Interest expense - net	(83)	(79)	(4)
Unallocated corporate costs	(146)	(124)	(22)
Specified items	(3)	(1)	(2)
Other charges	(16)	(27)	11
Total Corporate	$(240)	$(218)	$(22)

Corporate results were a net expense of $240 million in the current quarter compared to $218 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $8 million in the current quarter compared to $13 million in the prior year quarter. Interest expense - net increased $4 million due principally to increased commercial paper borrowings partially offset by lower long-term debt rates. Unallocated corporate costs increased $22 million due principally to railroad maintenance expense that has an offsetting benefit in income tax expense. Other charges decreased $11 million primarily due to lower non-service cost related pension expenses.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	565		579

Net earnings and reported EPS (fully diluted)	$393	$0.70	$339	$0.59
Adjustments:
LIFO charge (credit) - net of tax of $2 million in 2018 and $5 million in 2017(1)	(6)	(0.01)	(8)	(0.01)
Asset impairment and restructuring charges - net of tax of $4 million in 2018 and $2 million in 2017 (2)	12	0.02	8	0.01
Certain discrete tax adjustments	(14)	(0.03)	4	0.01
Total adjustments	(8)	(0.02)	4	0.01
Adjusted net earnings and adjusted EPS	$385	$0.68	$343	$0.60

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(In millions)	2018	2017	Change
Earnings before income taxes	$464	$458	$6
Interest expense	91	81	10
Depreciation and amortization	235	225	10
LIFO	(8)	(13)	5
Asset impairment and restructuring charges	16	10	6
Adjusted EBITDA	$798	$761	$37

	Three months ended March 31,
(In millions)	2018	2017	Change
Origination	$88	$90	$(2)
Oilseeds	401	361	$40
Carbohydrate Solutions	301	303	$(2)
Nutrition	133	111	22
Other	19	32	(13)
Corporate	(144)	(136)	(8)
Adjusted EBITDA	$798	$761	$37

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $3.6 billion for the three months compared to $1.5 billion the same period last year. Working capital changes decreased cash by $4.1 billion for the three months compared to $2.0 billion the same period last year. Trade receivables increased $0.2 billion due to higher revenues. Inventories increased approximately $0.6 billion due to higher inventory quantities partially offset by lower prices. Trade payables declined approximately $0.6 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Deferred consideration in securitized receivables increase of $2.5 billion and $2.2 billion for the three months and the same period last year, respectively, were offset by $2.4 billion of net consideration received for beneficial interest obtained for selling trade receivables for both periods, previously classified as operating activities, that is now classified as investing activities in accordance with the amended guidance of Topic 230.

Cash provided by investing activities was $2.2 billion for the three months compared to $2.0 billion the same period last year. There were no sales of marketable securities, net of purchases, for the three months compared to $0.1 billion the same period last year. Capital expenditures and net assets of businesses acquired were $0.2 billion for the three months compared to $0.3 billion the same period last year. There were no investments in and advances to affiliates for the three months compared to $0.2 billion of additional investment in Wilmar the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $2.4 billion for the three months and the same period last year.

Cash provided by financing activities was $1.3 billion for the three months compared to a use of $0.2 billion the same period last year. Commercial paper borrowings for the three months of $1.5 billion related to funding of higher working capital investments compared to $0.3 billion the same period last year. There were no share repurchases for the three months compared to $0.2 billion the same period last year.

At March 31, 2018, the Company had $0.8 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $6.5 billion of readily marketable commodity inventories. At March 31, 2018, the Company’s capital resources included shareholders’ equity of $18.7 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $8.1 billion, of which $5.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at March 31, 2018 and 27% at December 31, 2017. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 30% at March 31, 2018 and 27% at December 31, 2017. Of the Company’s total lines of credit, $5.0 billion supported a commercial paper borrowing facility, against which there was $1.4 billion of commercial paper outstanding at March 31, 2018.

As of March 31, 2018, the Company had $0.8 billion of cash and cash equivalents, $0.3 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.8 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.7 billion, as amended, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2018, the Company utilized $1.4 billion of its facility under the Programs.

For the three months ended March 31, 2018, the Company spent approximately $0.2 billion in capital expenditures and $0.2 billion in dividends. The Company has 13.8 million shares remaining that may be repurchased under the stock repurchase program until December 31, 2019.

The Company expects capital expenditures of approximately $0.8 billion and cash outlays of approximately $0.8 billion in dividends during 2018.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2018 and December 31, 2017 were $13 billion and $9.5 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories and higher prices. As of March 31, 2018, the Company expects to make payments related to purchase obligations of $11.6 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2018.

Off Balance Sheet Arrangements

In March 2018, the Company amended its second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) and increased its facility from $0.4 billion to $0.5 billion. The program terminates on March 15, 2019 unless extended (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs).

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2018.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2018 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three months ended		Year ended
	March 31, 2018		December 31, 2017
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$384	$38	$455	$46
Lowest position	25	2	(82)	(8)
Average position	203	20	213	21

The change in fair value of the average position was the result of a decrease in quantities partially offset by an increase in prices underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in corporate finance, two processing businesses, and in over 200 locations, and will continue to implement process and system changes over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution with the applicable government authorities. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

The Company has been a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (Syngenta) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. In December 2017, the Company and Syngenta reached a confidential settlement of this action. Second, Syngenta brought third-party claims against the Company in 2015 in a federal multidistrict litigation (MDL) in Kansas City, Kansas, a state court MDL in Minneapolis, Minnesota, and other courts, seeking contribution in the event Syngenta is held liable in class actions by farmers and other parties. In the December 2017 settlement, Syngenta agreed to dismiss all of these third-party claims against the Company. Third, farmers and other parties have sued the Company and other grain companies in numerous individual and purported class action suits in Illinois state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. On January 4, 2017, a federal court in the Southern District of Illinois dismissed, subject to appeal, all of the pending federal complaints against the Company, and thus the Company remains a defendant only in certain Illinois state court actions by farmers and other parties, which actions the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2018. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2018 to
January 31, 2018	220	$40.212	220	13,771,088

February 1, 2018 to
February 28, 2018	148,718	41.491	80	13,771,008

March 1, 2018 to
March 31, 2018	767	42.672	131	13,770,877
Total	149,705	$41.495	431	13,770,877

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2018, there were 149,274 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: May 1, 2018