Form 10-Q
period 2018-06-30
ARCHER DANIELS MIDLAND CO
filed 2018-07-31
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Common Stock, no par value – 559,737,398 shares
(July 30, 2018)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)

Revenues	$17,068	$14,943	$32,594	$29,931
Cost of products sold	15,887	14,051	30,524	28,167
Gross Profit	1,181	892	2,070	1,764

Selling, general, and administrative expenses	560	525	1,073	1,041
Asset impairment, exit, and restructuring costs	24	23	40	33
Interest expense	89	86	180	167
Equity in (earnings) losses of unconsolidated affiliates	(100)	(109)	(247)	(281)
Interest income	(42)	(25)	(75)	(48)
Other (income) expense – net	(2)	9	(17)	11
Earnings Before Income Taxes	652	383	1,116	841

Income taxes	86	108	154	226
Net Earnings Including Noncontrolling Interests	566	275	962	615

Less: Net earnings attributable to noncontrolling interests	—	(1)	3	—

Net Earnings Attributable to Controlling Interests	$566	$276	$959	$615

Average number of shares outstanding – basic	564	571	564	574

Average number of shares outstanding – diluted	567	574	566	576

Basic earnings per common share	$1.00	$0.48	$1.70	$1.07

Diluted earnings per common share	$1.00	$0.48	$1.70	$1.07

Dividends per common share	$0.335	$0.320	$0.670	$0.640

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)

Net earnings including noncontrolling interests	$566	$275	$962	$615
Other comprehensive income (loss):
Foreign currency translation adjustment	(402)	362	(191)	383
Tax effect	(19)	33	(22)	36
Net of tax amount	(421)	395	(213)	419

Pension and other postretirement benefit liabilities adjustment	13	7	15	19
Tax effect	(1)	(2)	(4)	(8)
Net of tax amount	12	5	11	11

Deferred gain (loss) on hedging activities	(64)	35	(89)	38
Tax effect	15	(2)	21	(5)
Net of tax amount	(49)	33	(68)	33

Unrealized gain (loss) on investments	(2)	1	(4)	(5)
Tax effect	—	—	—	—
Net of tax amount	(2)	1	(4)	(5)
Other comprehensive income (loss)	(460)	434	(274)	458
Comprehensive income (loss) including noncontrolling interests	106	709	688	1,073

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	3	1

Comprehensive income (loss) attributable to controlling interests	$106	$709	$685	$1,072

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$851	$804
Segregated cash and investments	4,301	4,826
Trade receivables	1,900	1,947
Inventories	7,953	9,173
Other current assets	3,642	3,175
Total Current Assets	18,647	19,925

Investments and Other Assets
Investments in and advances to affiliates	5,355	5,088
Long-term marketable securities	33	92
Goodwill and other intangible assets	3,834	3,918
Other assets	938	802
Total Investments and Other Assets	10,160	9,900

Property, Plant, and Equipment
Land	464	470
Buildings	5,082	5,043
Machinery and equipment	18,235	18,056
Construction in progress	1,096	1,224
	24,877	24,793
Accumulated depreciation	(14,929)	(14,655)
Net Property, Plant, and Equipment	9,948	10,138
Total Assets	$38,755	$39,963

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,047	$857
Trade payables	2,609	3,894
Payables to brokerage customers	4,294	4,973
Accrued expenses and other payables	3,173	2,833
Current maturities of long-term debt	595	13
Total Current Liabilities	11,718	12,570

Long-Term Liabilities
Long-term debt	5,981	6,623
Deferred income taxes	1,002	1,053
Other	1,289	1,342
Total Long-Term Liabilities	8,272	9,018

Temporary Equity - Redeemable noncontrolling interest	53	53

Shareholders’ Equity
Common stock	2,489	2,398
Reinvested earnings	18,132	17,552
Accumulated other comprehensive income (loss)	(1,911)	(1,637)
Noncontrolling interests	2	9
Total Shareholders’ Equity	18,712	18,322
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$38,755	$39,963

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2018	2017
Operating Activities
Net earnings including noncontrolling interests	$962	$615
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	474	452
Asset impairment charges	33	19
Deferred income taxes	(92)	(82)
Equity in earnings of affiliates, net of dividends	(84)	(160)
Stock compensation expense	63	48
Deferred cash flow hedges	(90)	39
Gains on sales of assets and businesses	(12)	(51)
Other – net	(116)	120
Changes in operating assets and liabilities
Segregated investments	729	407
Trade receivables	(30)	278
Inventories	1,156	1,129
Deferred consideration in securitized receivables	(4,107)	(4,093)
Other current assets	(519)	1,592
Trade payables	(1,265)	(757)
Payables to brokerage customers	(664)	(95)
Accrued expenses and other payables	383	(1,541)
Total Operating Activities	(3,179)	(2,080)

Investing Activities
Purchases of property, plant, and equipment	(379)	(452)
Proceeds from sales of business and assets	26	149
Net assets of businesses acquired	—	(180)
Purchases of marketable securities	(2)	(318)
Proceeds from sales of marketable securities	—	424
Investments in and advances to affiliates	(132)	(186)
Investments in retained interest in securitized receivables	(2,184)	(1,931)
Proceeds from retained interest in securitized receivables	6,212	5,845
Other – net	7	(3)
Total Investing Activities	3,548	3,348

Financing Activities
Long-term debt borrowings	—	17
Long-term debt payments	(6)	(269)
Net borrowings (payments) under lines of credit agreements	196	195
Share repurchases	—	(511)
Cash dividends	(379)	(364)
Other – net	13	(7)
Total Financing Activities	(176)	(939)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	193	329
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	1,858	1,561
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$2,051	$1,890

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$851	$433
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,200	1,457
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,051	$1,890

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$3,978	$3,690

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			959		3
Other comprehensive income (loss)				(274)	—
Total comprehensive income						688
Dividends paid - $0.67 per share			(379)			(379)
Stock compensation expense	1	63				63
Other	1	28	—	—	(10)	18
Balance, June 30, 2018	559	$2,489	$18,132	$(1,911)	$2	$18,712

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

In line with the futures brokerage industry practice, the Company classified $1.2 billion of segregated cash and cash equivalents as restricted cash and cash equivalents in its statement of cash flows for the six months ended June 30, 2018. Prior period amounts have been restated to conform to the current presentation which resulted in an increase of $520 million in total cash provided by operating activities for the six months ended June 30, 2017 and an increase of $1.4 billion in the ending balance of restricted cash and restricted cash equivalents as of June 30, 2017.

The Company classified $4.0 billion of cash inflows from net consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities for the six months ended June 30, 2018. Prior period amounts have been restated to conform to the current presentation, which resulted in a decrease of $3.9 billion in total cash provided by operating activities and a corresponding increase in cash provided by investing activities for the six months ended June 30, 2017. See Note 2 for more information about the adoption of Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows.

The Company classified income of $2 million and $5 million of other components of net benefit cost as other (income) expense - net in its consolidated statement of earnings for the quarter and six months ended June 30, 2018, respectively, as a result of the adoption of the amended guidance of ASC Topic 715, Compensation - Retirement Benefits (see Note 2 for more information). Amounts previously reported with the service cost component of net benefit cost in cost of goods sold of $5 million and $9 million and selling, general, and administrative expenses of $6 million and $11 million for the quarter and six months ended June 30, 2017, respectively, have been reclassified to other (income) expense - net for the periods then ended to conform to the current presentation.

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

Effective January 1, 2018, the Company adopted the amended guidance of ASC Subtopic 825-10, Financial Instruments - Overall, which is intended to improve the recognition and measurement of financial instruments. The amended guidance requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income. The amended guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by using a qualitative assessment to identify impairment. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.
Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), for all contracts that had not been completed as of the adoption date (the modified retrospective approach). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. Many of the Company’s forward commodity sales contracts are considered physically settled derivatives under ASC Topic 815, Derivatives and Hedging (Topic 815), and are therefore excluded from the scope of Topic 606. Comparative balance sheet and income statement information has not been restated and continues to be reported under the guidance of ASC 605, Revenue Recognition (Topic 605), that was in effect as of December 31, 2017 and in the three and six months ended June 30, 2017. The cumulative effect of initially applying the guidance as an adjustment to the opening reinvested earnings balance at January 1, 2018 was less than $1 million. For more information about the adoption of Topic 606, see Note 4.
Effective January 1, 2018, the Company adopted the amended guidance of ASC 230, Statement of Cash Flows (Topic 230), which provides guidance on the application of the predominance principle and the presentation and classification of specific cash flow issues including a requirement to classify consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities. The adoption of the amended guidance on the Company’s accounts receivable securitization programs resulted in expanded disclosures and a reclassification of cash inflows from operating activities to investing activities (see Note 1 for reclassification amounts). The adoption of amendments related to the other cash flow items did not have a significant impact on the Company's consolidated statement of cash flows.

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

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey will be cross-referenced against other available lease information (i.e., year-end disclosures and lease expense). The Company is also working with a vendor to implement a lease accounting system which will assist in delivering the required accounting changes and disclosures. As of June 30, 2018, the Company has materially completed the abstraction of the relevant lease contract data points. The next phase of the implementation plan, which includes configuration of the lease accounting system, data upload, and testing activities, is expected to be completed in the third quarter of 2018. The impact of the new standard will be a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company expects to complete its assessment of the impact of the new guidance on its financial results in the second half of 2018.

Effective January 1, 2019, the Company will be required to adopt the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company will be required to disclose (1) a description of its accounting policy for releasing income tax effects from accumulated other comprehensive income; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. Early adoption is permitted in any interim period for which financial statements have not been issued. The Company has not yet decided whether it will elect to reclassify the stranded tax effects resulting from the Act.

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
Taxes Collected from Customers and Remitted to Governmental Authorities

The Company does not include taxes assessed by governmental authorities that are (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers, in the measurement of transactions prices or as a component of revenues and cost of products sold.
Disaggregation of Revenues

The following table presents revenue disaggregated by timing of recognition and major product lines for the three months ended June 30, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$527	$60	$587	$5,956	$6,543
Transportation	—	63	63	—	63
Total Origination	527	123	650	5,956	6,606
Oilseeds
Crushing and Origination	131	—	131	4,692	4,823
Refining, Packaging, Biodiesel, and Other	594	—	594	1,258	1,852
Total Oilseeds	725	—	725	5,950	6,675
Carbohydrate Solutions
Starches and Sweeteners	1,281	—	1,281	423	1,704
Bioproducts	964	—	964	—	964
Total Carbohydrate Solutions	2,245	—	2,245	423	2,668
Nutrition
Wild Flavors and Specialty Ingredients	693	—	693	—	693
Animal Nutrition	325	—	325	—	325
Total Nutrition	1,018	—	1,018	—	1,018

Other	101	—	101	—	101
Total Revenues	$4,616	$123	$4,739	$12,329	$17,068

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

The following table presents revenue disaggregated by timing of recognition and major product lines for the six months ended June 30, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$1,146	$122	$1,268	$11,435	$12,703
Transportation	—	118	118	—	118
Total Origination	1,146	240	1,386	11,435	12,821
Oilseeds
Crushing and Origination	317	—	317	8,116	8,433
Refining, Packaging, Biodiesel, and Other	1,152	—	1,152	2,723	3,875
Total Oilseeds	1,469	—	1,469	10,839	12,308
Carbohydrate Solutions
Starches and Sweeteners	2,438	—	2,438	904	3,342
Bioproducts	1,948	—	1,948	—	1,948
Total Carbohydrate Solutions	4,386	—	4,386	904	5,290
Nutrition
Wild Flavors and Specialty Ingredients	1,329	—	1,329	—	1,329
Animal Nutrition	639	—	639	—	639
Total Nutrition	1,968	—	1,968	—	1,968

Other	207	—	207	—	207
Total Revenues	$9,176	$240	$9,416	$23,178	$32,594

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Origination

The Origination segment generates revenue from the sale of commodities and from the service fees for the transportation of goods. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts in Transportation, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For fixed and provisionally-priced derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts resulting from goods already transferred to the customer where revenue recognized exceeds the amount billed to the customer and right to payment is not subject to the passage of time. Contract assets are recorded in other current assets in the consolidated balance sheet and were immaterial as of June 30, 2018 and the January 1, 2018 transition date.

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $90 million and $185 million as of June 30, 2018 and January 1, 2018, respectively, are recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the three and six months ended June 30, 2018 were $126 million and $250 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the various lines of the Company’s consolidated financial statements.

Consolidated Balance Sheet (excerpt)

	January 1, 2018	June 30, 2018
	After Adoption	As	Under	Effect of
	of Topic 606	Reported	Topic 605	Change
	(In millions)
Assets
Trade receivables	$2,343	$1,900	$1,718	$182
Inventories	8,770	7,953	8,152	(199)
Total Current Assets	19,918	18,647	18,664	(17)
Total Assets	$39,956	$38,755	$38,772	$(17)
Liabilities, Temporary Equity, and Shareholders’ Equity
Accrued expenses and other payables	$2,826	$3,173	$3,184	$(11)
Total Current Liabilities	12,563	11,718	11,729	(11)
Reinvested earnings	17,552	18,132	18,138	(6)
Total Shareholders’ Equity	18,322	18,712	18,718	(6)
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,956	$38,755	$38,772	$(17)
Consolidated Statement of Earnings (excerpt)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
		Without			Without
	As	Adoption of	Effect of	As	Adoption of	Effect of
	Reported	Topic 606	Change	Reported	Topic 606	Change
	(In millions)
Revenues	$17,068	$17,197	$(129)	$32,594	$32,733	$(139)
Cost of products sold	15,887	16,007	(120)	30,524	30,659	(135)
Gross profit	1,181	1,190	(9)	2,070	2,074	(4)
Earnings before income taxes	652	661	(9)	1,116	1,120	(4)
Income taxes	86	89	(3)	154	155	(1)
Net earnings including noncontrolling interests	566	572	(6)	962	965	(3)
Net earnings attributable to controlling interests	566	572	(6)	959	962	(3)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,790	$1,378	$4,168
Unrealized derivative gains:
Commodity contracts	—	509	208	717
Foreign currency contracts	—	246	—	246
Cash equivalents	478	—	—	478
Marketable securities	34	1	—	35
Segregated investments	1,606	—	—	1,606
Deferred receivables consideration	—	386	—	386
Total Assets	$2,118	$3,932	$1,586	$7,636

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$618	$200	$818
Foreign currency contracts	—	335	—	335
Interest rate contracts	—	8	—	8
Inventory-related payables	—	596	22	618
Total Liabilities	$—	$1,557	$222	$1,779

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,400	$1,486	$4,886
Unrealized derivative gains:
Commodity contracts	—	275	111	386
Foreign currency contracts	—	63	—	63
Cash equivalents	352	—	—	352
Marketable securities	91	1	—	92
Segregated investments	1,733	—	—	1,733
Deferred receivables consideration	—	307	—	307
Total Assets	$2,176	$4,046	$1,597	$7,819

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$268	$103	$371
Foreign currency contracts	—	92	—	92
Interest rate contracts	—	1	—	1
Inventory-related payables	—	680	39	719
Total Liabilities	$—	$1,041	$142	$1,183

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2018.

	Level 3 Fair Value Asset Measurements at
	June 30, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2018	$1,829	$116	$1,945
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(11)	125	114
Purchases	2,133	—	2,133
Sales	(2,832)	—	(2,832)
Settlements	—	(78)	(78)
Transfers into Level 3	340	57	397
Transfers out of Level 3	(81)	(12)	(93)
Ending balance, June 30, 2018	$1,378	$208	$1,586

* Includes increase in unrealized gains of $105 million relating to Level 3 assets still held at June 30, 2018.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2018.

	Level 3 Fair Value Liability Measurements at
	June 30, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2018	$75	$291	$366
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(9)	48	39
Purchases	3	—	3
Sales	(47)	—	(47)
Settlements	—	(161)	(161)
Transfers into Level 3	—	41	41
Transfers out of Level 3	—	(19)	(19)
Ending balance, June 30, 2018	$22	$200	$222

* Includes increase in unrealized losses of $48 million relating to Level 3 liabilities still held at June 30, 2018.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018.

	Level 3 Fair Value Asset Measurements at
	June 30, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2017	$1,486	$111	$1,597
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	269	172	441
Purchases	4,372	—	4,372
Sales	(4,982)	—	(4,982)
Settlements	—	(144)	(144)
Transfers into Level 3	340	85	425
Transfers out of Level 3	(107)	(16)	(123)
Ending balance, June 30, 2018	$1,378	$208	$1,586

* Includes increase in unrealized gains of $280 million relating to Level 3 assets still held at June 30, 2018.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018.

	Level 3 Fair Value Liability Measurements at
	June 30, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2017	$39	$103	$142
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	8	246	254
Purchases	24	—	24
Sales	(49)	—	(49)
Settlements	—	(218)	(218)
Transfers into Level 3	—	106	106
Transfers out of Level 3	—	(37)	(37)
Ending balance, June 30, 2018	$22	$200	$222

* Includes increase in unrealized losses of $246 million relating to Level 3 liabilities still held at June 30, 2018.

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

* Includes decrease in unrealized losses of $124 million relating to Level 3 assets still held at June 30, 2017.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2018 and December 31, 2017. The Company’s Level 3 measurements may include Basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with Basis, the unobservable component as of June 30, 2018 is a weighted average 16.2% of the total price for assets and 60.8% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2018		December 31, 2017
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	16.2%	60.8%	12.8%	99.9%
Transportation cost	13.2%	21.0%	19.2%	—

Commodity Derivative Contracts
Basis	17.6%	19.9%	24.2%	23.0%
Transportation cost	11.5%	14.3%	12.5%	10.4%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$246	$335	$63	$92
Commodity Contracts	717	818	386	371
Total	$963	$1,153	$449	$463

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2018 and 2017.

		Cost of products sold	Other expense - net
(In millions)	Revenues
Three Months Ended June 30, 2018
Consolidated Statement of Earnings	$17,068	$15,887	$(2)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$28	$(186)	$(126)
Commodity Contracts	—	392	—
Total gain (loss) recognized in earnings	$28	$206	$(126)	$108

Three Months Ended June 30, 2017
Consolidated Statement of Earnings	$14,943	$14,051	$9

Pre-tax gains (losses) on:
Foreign Currency Contracts	$3	$(30)	$133
Commodity Contracts	—	1	—
Total gain (loss) recognized in earnings	$3	$(29)	$133	$107

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Other expense - net
(In millions)	Revenues
Six Months Ended June 30, 2018
Consolidated Statement of Earnings	$32,594	$30,524	$(17)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$25	$(201)	$(61)
Commodity Contracts	—	79	—
Total gain (loss) recognized in earnings	$25	$(122)	$(61)	$(158)

Six Months Ended June 30, 2017
Consolidated Statement of Earnings	$29,931	$28,167	$11

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(8)	$30	$134
Commodity Contracts	—	260	—
Total gain (loss) recognized in earnings	$(8)	$290	$134	$416

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2018 and December 31, 2017, the Company had certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At June 30, 2018, the Company has $8 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no net impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of June 30, 2018, the Company had $81 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $81 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 22% and 90% of its monthly anticipated grind.  At June 30, 2018, the Company had designated hedges representing between 2% and 85% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 135 million gallons of ethanol sales per month under these programs.  At June 30, 2018, the Company had designated hedges representing between 0 and 112 million gallons of ethanol sales per month over the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$—	$8	$—	$1
Total	$—	$8	$—	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2018 and 2017.

		Cost of products sold	Interest expense	Other income - net
(In millions)	Revenues
Three Months Ended June 30, 2018
Consolidated Statement of Earnings	$17,068	$15,887	$89	$(2)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(1)	$(34)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$(1)	$(34)	$1	$—	$(34)

Three Months Ended June 30, 2017
Consolidated Statement of Earnings	$14,943	$14,051	$86	$9

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$—
Commodity Contracts	1	(6)	—	—
Ineffective amount recognized in earnings
Commodity Contracts	—	4	—	—
Total gain (loss) recognized in earnings	$1	$(2)	$—	$—	$(1)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense	Other income - net
(In millions)	Revenues
Six Months Ended June 30, 2018
Consolidated Statement of Earnings	$32,594	$30,524	$180	$(17)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$1	$(28)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$1	$(28)	$1	$—	$(26)

Six Months Ended June 30, 2017
Consolidated Statement of Earnings	$29,931	$28,167	$167	$11

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$(2)
Commodity Contracts	—	(5)	—	—
Ineffective amount recognized in earnings
Commodity Contracts	4	9	—	—
Total gain (loss) recognized in earnings	$4	$4	$—	$(2)	$6

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of June 30, 2018 and December 31, 2017, the Company had $45 million of after-tax gains and $59 million of after-tax losses, respectively, in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2018	2017
	(In millions)

Unrealized gains on derivative contracts	$963	$449
Deferred receivables consideration	386	307
Customer omnibus receivable	359	477
Financing receivables - net (1)	721	413
Insurance premiums receivable	42	129
Prepaid expenses	255	232
Tax receivables	350	425
Non-trade receivables (2)	310	371
Other current assets	256	372
	$3,642	$3,175

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $7 million and $6 million at June 30, 2018 and December 31, 2017, respectively. Additionally, at June 30, 2018, the Company had increased prepayments to farmers in South America for spot purchases of grain due to higher farmer selling activity in 2018 and the recent truckers strike in Brazil, which has created logistical delays in the delivery of grain. Interest earned on financing receivables of $5 million and $12 million for the three and six months ended June 30, 2018, respectively, and $5 million and $12 million for the three and six months ended June 30, 2017, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $62 million and $91 million of reinsurance recoverables as of June 30, 2018 and December 31, 2017, respectively.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2018	2017
	(In millions)

Unrealized losses on derivative contracts	$1,161	$464
Accrued compensation	259	235
Income tax payable	251	140
Other taxes payable	92	99
Reinsurance premiums payable	23	111
Insurance claims payable	247	268
Contract liability	90	185
Other accruals and payables	1,050	1,331
	$3,173	$2,833

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.	Debt and Financing Arrangements

At June 30, 2018, the fair value of the Company’s long-term debt exceeded the carrying value by $0.8 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2018, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $8.4 billion, of which $6.1 billion was unused.  Of the Company’s total lines of credit, $5.0 billion support a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at June 30, 2018.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.8 billion, as amended, in funding resulting from the sale of accounts receivable, of which $0.5 billion was unused as of June 30, 2018 (see Note 15 for more information about the Programs).

Note 10.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 13.2% and 13.8%, respectively, compared to 28.2% and 26.9% for the three and six months ended June 30, 2017, respectively. The change in the rates was primarily due to the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017, the 2017 biodiesel tax credit which was retroactively reinstated in January 2018, and a $39 million favorable tax discrete item due to a law change in Brazil related to certain value added tax items.

The Act includes numerous significant tax law changes and modifications with varying effective dates, such as reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As of June 30, 2018, the Company has not yet completed the accounting for the tax effects of the Act; however, the Company has recorded a $5 million increase and a $9 million reduction to the 2017 provisional transition tax for the three and six months ended June 30, 2018, respectively, based on recently issued guidance. The Company has one year from the date of enactment to adjust the 2017 provisional tax.

The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) which are effective for fiscal year 2018. The Company has estimated GILTI and FDII impacts and will update the estimates each quarter as needed. The Company has made an accounting policy election to treat GILTI as a period cost.

It is likely that additional guidance will be issued providing further clarification on the application of the Act. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. This additional guidance, along with the potential for additional global tax legislation changes, may affect deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Income Taxes (Continued)

In December 2009 and June 2010, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. As of June 30, 2018, these assessments totaled approximately $109 million in tax and $303 million in interest and penalties (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments.

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

ADM do Brasil filed an administrative appeal for each of the assessments. The appeal panel found in favor of the BFRS on these assessments and ADM do Brasil filed a second level administrative appeal. The second administrative appeal panel continues to conduct customary procedural activities, including ongoing dialogue with the BFRS auditor. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, the Company intends to file appeals in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessments.

During the quarter ended March 31, 2012, the Company’s subsidiaries in Argentina, ADM Argentina and Alfred Toepfer Argentina, received tax assessments challenging transfer prices used to price grain exports for the tax years 2004 through 2010. As of June 30, 2018, these assessments totaled $23 million in tax and $75 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for tax years 2011 to 2017. However, it cannot not rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $64 million in tax and $58 million in interest (adjusted for variation in currency exchange rates as of June 30, 2018).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

During the quarter ended September 30, 2016, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. As of June 30, 2018, this assessment was $95 million in tax and $29 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time and could result in additional financial impacts of up to the entire amount of this assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2018 and the reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at March 31, 2018	$(1,145)	$(2)	$(322)	$18	$(1,451)
Other comprehensive income (loss) before reclassifications	(402)	(98)	6	(2)	(496)
Amounts reclassified from AOCI	—	34	7	—	41
Tax effect	(19)	15	(1)	—	(5)
Net of tax amount	(421)	(49)	12	(2)	(460)
Balance at June 30, 2018	$(1,566)	$(51)	$(310)	$16	$(1,911)

	Six months ended June 30, 2018
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)
Other comprehensive income before reclassifications	(191)	(115)	—	(4)	(310)
Amounts reclassified from AOCI	—	26	15	—	41
Tax effect	(22)	21	(4)	—	(5)
Net current period other comprehensive income	(213)	(68)	11	(4)	(274)
Balance at June 30, 2018	$(1,566)	$(51)	$(310)	$16	$(1,911)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Six months ended
Details about AOCI components	Jun 30 2018	Jun 30 2017	Jun 30 2018	Jun 30 2017	Affected line item in the consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$34	$6	$28	$5	Cost of products sold
	(1)	—	(1)	—	Interest expense
	—	—	—	2	Other (income) expense - net
	1	(1)	(1)	—	Revenues
	34	5	26	7	Total before tax
	(8)	(2)	(6)	(3)	Tax
	$26	$3	$20	$4	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(9)	$(3)	$(17)	$(6)	Other (income) expense - net
Actuarial losses	16	16	32	34	Other (income) expense - net
	7	13	15	28	Total before tax
	1	(4)	(3)	(10)	Tax
	$8	$9	$12	$18	Net of tax

Note 12.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)

Gains on sales of assets	$(6)	$(35)	$(12)	$(51)
Other – net	4	44	(5)	62
Other (Income) Expense - Net	$(2)	$9	$(17)	$11

Gains on sales of assets in the three and six months ended June 30, 2018 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three and six months ended June 30, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

Other - net in the three months ended June 30, 2018 included foreign exchange losses partially offset by other income including the non-service cost components of net pension benefit cost which resulted in income of $2 million. Other - net in the six months ended June 30, 2018 included other income including the non-service cost components of net pension benefit cost which resulted in income of $5 million, partially offset by foreign exchange losses. Other - net in the three and six months ended June 30, 2017 included foreign exchange losses, changes in contingent settlement provisions, and the non-service cost components of net pension benefit cost of $11 million and $20 million, respectively.

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

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl joint ventures. In June 2018, the Company invested in a 50% joint venture with Cargill to provide soybean meal and oil for customers in Egypt.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

The Company’s Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into sweeteners, corn and wheat starches, wheat flour, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids and glycols, all of which are used in various food and industrial products. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., and Red Star Yeast Company, LLC. In June 2018, the Company completed the acquisition of a 50% equity stake in the starches and sweeteners business of Russian-based Aston Foods and Food Ingredients.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Gross revenues
Origination	$7,723	$6,172	14,850	13,524
Oilseeds	8,264	7,100	15,130	13,182
Carbohydrate Solutions	2,927	2,662	5,760	5,531
Nutrition	1,029	944	1,987	1,804
Other	101	101	207	195
Intersegment elimination	(2,976)	(2,036)	(5,340)	(4,305)
Total gross revenues	$17,068	$14,943	$32,594	$29,931

Intersegment sales
Origination	$1,117	$825	2,029	1,874
Oilseeds	1,589	1,089	2,822	1,945
Carbohydrate Solutions	259	111	470	470
Nutrition	11	11	19	16
Total intersegment sales	$2,976	$2,036	$5,340	$4,305

Revenues from external customers
Origination
Merchandising and Handling	$6,543	$5,295	$12,703	$11,548
Transportation	63	52	118	102
Total Origination	6,606	5,347	12,821	11,650
Oilseeds
Crushing and Origination	4,823	3,927	8,433	7,220
Refining, Packaging, Biodiesel, and Other	1,852	2,084	3,875	4,017
Total Oilseeds	6,675	6,011	12,308	11,237
Carbohydrate Solutions
Starches and Sweeteners	1,704	1,629	3,342	3,204
Bioproducts	964	922	1,948	1,857
Total Carbohydrate Solutions	2,668	2,551	5,290	5,061
Nutrition
Wild Flavors and Specialty Ingredients	693	661	1,329	1,235
Animal Nutrition	325	272	639	553
Total Nutrition	1,018	933	1,968	1,788

Other	101	101	207	195
Total revenues from external customers	$17,068	$14,943	$32,594	$29,931

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Segment operating profit
Origination	$189	$57	$234	$104
Oilseeds	341	201	691	514
Carbohydrate Solutions	249	279	462	490
Nutrition	114	94	210	171
Other	31	27	44	57
Specified Items:
Gains (losses) on sales of assets and businesses(1)	—	8	—	8
Impairment, restructuring, and settlement charges(2)	(22)	(26)	(35)	(35)
Hedge timing effects(3)	—	2	—	9
Total segment operating profit	902	642	1,606	1,318
Corporate	(250)	(259)	(490)	(477)
Earnings before income taxes	$652	$383	$1,116	$841

(1) Prior period gain related to the sale of the crop risk services businesses partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

(2) Current quarter charges consisted of an impairment charge related to a long-term financing receivable and restructuring charges. Current year-to-date charges consisted of impairment charges related to a financing receivable and an equity investment and restructuring charges. Prior period charges related to impairment of certain long-lived assets and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

	June 30,	December 31,
(In millions)	2018	2017
Identifiable Assets
Origination	$7,063	$8,311
Oilseeds	13,298	11,835
Carbohydrate Solutions	6,047	6,242
Nutrition	6,765	5,568
Other	4,884	5,658
Corporate	698	2,349
Total Identifiable Assets	$38,755	$39,963

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended June 30, 2018 consisted of $21 million of asset impairment and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2018 consisted of $12 million of an equity investment impairment, $21 million of asset impairment, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $5 million of individually insignificant restructuring charges in Corporate.

The $21 million of asset impairment in the three and six months ended June 30, 2018 is related to a long-term financing receivable in other assets and is based on the fair value of the collateral provided as security for the advance. The fair value is determined using internal and external resources, including published information concerning Brazilian land values.

Asset impairment, exit, and restructuring costs presented as specified items within segment operating profit in the three months ended June 30, 2017 consisted of $17 million of asset impairments and $4 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate . Asset impairment, exit, and restructuring costs in the six months ended June 30, 2017 consisted of $18 million of asset impairments and $12 million of other individually insignificant restructuring charges presented as specified items within segment operating profit, and $3 million of individually insignificant restructuring charges in Corporate.

Note 15.     Sale of Accounts Receivable

Since March 2012, the Company has had an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 20, 2019, unless extended.

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion), as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 15, 2019, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2018 and December 31, 2017, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable (Continued)

As of June 30, 2018 and December 31, 2017, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.0 billion and $1.7 billion, respectively. In exchange for the transfers as of June 30, 2018 and December 31, 2017, the Company received cash of $1.6 billion and $1.4 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $386 million and $307 million, respectively. Cash collections from customers on receivables sold were $17.9 billion and $16.5 billion for the six months ended June 30, 2018 and 2017, respectively. Of this amount, $6.2 billion and $5.8 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the six months ended June 30, 2018 and 2017, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $5 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $9 million and $4 million for the six months ended June 30, 2018 and 2017, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 16.     Subsequent Events

The Company announced three significant actions in its portfolio management. The Company:

•
signed an agreement to acquire Probiotics International Limited (PIL), a British-based provider of probiotic supplements for human, pet, and production-animal use for $243 million (£185 million), subject to customary adjustments;

•
signed an agreement to purchase Neovia, a French-headquartered global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, for $1.8 billion (€1.5 billion), subject to customary adjustments; and

•	reached an agreement to acquire Rodelle Inc., a premium originator, processor and supplier of vanilla products.

These pending transactions are subject to regulatory approvals and are expected to close in the second half of 2018.

The Company also completed the sale of its oilseeds operations in Bolivia to Inversiones Piuranas S.A.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
the announcement in June 2018 of an agreement to acquire Probiotics International Limited (PIL), a British-based provider of probiotic supplements for human, pet, and production-animal use, which is subject to regulatory approval and is expected to close in the third quarter of 2018;

•	the investment in June 2018 of a 50% interest in a joint venture with Cargill to provide soybean meal and oil for customers in Egypt;

•	the acquisition in June 2018 of a 50% equity stake in the sweeteners and starches business of Russian-based Aston Foods and Food Ingredients;

•
the announcement in July 2018 of an agreement to purchase Neovia, a French-headquartered global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, which is subject to regulatory approvals and is expected to close in the fourth quarter of 2018;

•	the sale in July 2018 of the Company’s oilseeds operations in Bolivia to Inversiones Piuranas S.A.; and

•
the announcement in July 2018 of an agreement to acquire Rodelle Inc., a premium originator, processor and supplier of vanilla products, which is subject to regulatory approval and is expected to close in the third quarter of 2018.

The Company recently launched Readiness, to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of lean manufacturing, process-standardization, and digital design; building upon its earlier 1ADM and operational excellence programs. It will also support the execution of the Company’s growth strategies across its five key growth platforms: Animal Nutrition, Bioactives, Carbohydrates, Human Nutrition, and Taste.

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

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2018

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. During the current quarter, markets were more volatile amid escalating global trade tensions including the announcement of future tariffs on Chinese imports of U.S. soybeans. In Origination, sales volumes and margins were higher on stronger global demand for U.S. products due to export competitiveness. In Oilseeds, a smaller Argentine soybean crop, continued robust global meal demand, and concerns over U.S.-China trade tariffs resulted in strong margins and volumes for North American and European soybean crush and more favorable South American origination margins. South America oilseeds captured good origination margins on strong farmer selling early in the quarter but was partially negatively impacted by the truck driver strike in May 2018. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. industry ethanol production remained at high levels. Ethanol demand remained strong both domestically and from export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, and margins were slightly better during the quarter. Nutrition benefited from strong demand for flavor ingredients and flavor systems and favorable margin development in certain non-flavor food businesses.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net earnings attributable to controlling interests increased $290 million to $566 million. Segment operating profit increased $260 million to $902 million. Included in segment operating profit in the current quarter was a charge of $22 million in asset impairment and restructuring charges. Included in segment operating profit in the prior year quarter was a net charge of $16 million consisting of a net gain on sales of businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Adjusted segment operating profit increased $266 million to $924 million due to an increase in sales volumes of soybeans, corn, and flavors, improved margins in origination, oilseeds, and WFSI, and negative mark-to-market timing effects in the first quarter of 2018 that reversed during the current quarter, partially offset by new negative mark-to-market timing impacts during the current quarter. Corporate results were a net expense of $250 million in the current quarter compared to $259 million in the prior year quarter. Corporate results in the current quarter included a credit of $13 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $9 million in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes of $86 million decreased $22 million due to a lower effective tax rate. The Company’s effective tax rate for the quarter ended June 30, 2018 decreased to 13.2% compared to 28.2% for the quarter ended June 30, 2017, due primarily to the impact of the Tax Cuts and Jobs Act which was enacted on December 22, 2017, the 2017 biodiesel tax credit which was retroactively reinstated in January 2018, and a $39 million favorable tax discrete item due to a law change in Brazil related to certain value added tax items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2018	2017	Change
Oilseeds	9,075	8,518	557
Corn	5,518	5,840	(322)
Total	14,593	14,358	235

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing demand for oilseed products. The overall decrease in corn is primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the third quarter of fiscal 2017 and production issues in the Decatur, IL corn complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$6,543	$5,295	$1,248
Transportation	63	52	11
Total Origination	6,606	5,347	1,259

Oilseeds
Crushing and Origination	4,823	3,927	896
Refining, Packaging, Biodiesel, and Other	1,852	2,084	(232)
Total Oilseeds	6,675	6,011	664

Carbohydrate Solutions
Starches and Sweeteners	1,704	1,629	75
Bioproducts	964	922	42
Total Carbohydrate Solutions	2,668	2,551	117

Nutrition
Wild Flavors and Specialty Ingredients	693	661	32
Animal Nutrition	325	272	53
Total Nutrition	1,018	933	85

Other	101	101	—
Total	$17,068	$14,943	$2,125

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

Revenues increased $2.1 billion to $17.1 billion due to higher sales volumes ($1.1 billion) and higher sales prices ($1.0 billion). The increase in sales volumes was due principally to an increase in volumes of soybeans, corn, and flavors. The increase in sales prices was due to increases in meal, corn, and soybeans. Origination revenues increased 24% to $6.6 billion due to higher sales volumes ($0.7 billion) and higher sales prices ($0.5 billion). Oilseeds revenues increased 11% to $6.7 billion due to higher sales prices ($0.4 billion) and and higher sales volumes ($0.3 billion). Carbohydrate Solutions revenues increased 5% to $2.7 billion due to higher sales volumes ($0.1 billion). Nutrition revenues increased 9% to 1.0 billion due to higher sales prices ($0.1 billion).

Cost of products sold increased $1.8 billion to $15.9 billion due principally to higher sales volumes and higher prices of commodities. Included in cost of products sold in the current quarter was a credit of $13 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $9 million in the prior year quarter. Manufacturing expenses of $1.3 billion in the current quarter were in line with the prior year’s quarter.

Foreign currency translation impacts increased both revenues and cost of products sold by $0.2 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.3 billion to $1.2 billion. Higher results in Crushing and Origination ($163 million), Merchandising and Handling ($114 million), and Transportation ($20 million) were partially offset by lower results in Bioproducts ($24 million). These factors are explained in the segment operating profit discussion on page 44. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $13 million in the current quarter compared to a $9 million negative impact in the prior year quarter.

Selling, general, and administrative expenses increased $35 million to $560 million due principally to higher accruals for performance-related compensation resulting from a more favorable outlook for the year.

Asset impairment, exit, and restructuring costs increased $1 million to $24 million. Current period charges consisted of $21 million of asset impairment and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate. Prior period charges consisted of $17 million of asset impairments and $4 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $3 million to $89 million due to increased commercial paper borrowings related to funding of higher working capital investments and higher short-term debt rates.

Equity in earnings of unconsolidated affiliates decreased $9 million to $100 million due to lower earnings from the Company’s investment in Wilmar partially offset by higher earnings from the Company’s other equity investments.

Other income - net of $2 million increased from a net expense of $9 million in the prior period. Current period income included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses. Prior period expense included foreign exchange losses, changes in contingent settlement provisions, non-service cost components of net benefit cost, and an adjustment of the proceeds of the 2015 sale of the cocoa business, partially offset by gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$158	$46	$112
Transportation	31	11	20
Total Origination	189	57	132

Oilseeds
Crushing and Origination	204	35	169
Refining, Packaging, Biodiesel, and Other	85	81	4
Asia	52	85	(33)
Total Oilseeds	341	201	140

Carbohydrate Solutions
Starches and Sweeteners	238	253	(15)
Bioproducts	11	26	(15)
Total Carbohydrate Solutions	249	279	(30)

Nutrition
Wild Flavors and Specialty Ingredients	106	91	15
Animal Nutrition	8	3	5
Total Nutrition	114	94	20

Other	31	27	4

Specified Items:
Gains (losses) on sales of assets and businesses	—	8	(8)
Asset impairment and restructuring charges	(22)	(26)	4
Hedge timing effects	—	2	(2)
Total Specified Items	(22)	(16)	(6)

Total Segment Operating Profit	$902	$642	$260

Adjusted Segment Operating Profit(1)	$924	$658	$266

Segment Operating Profit	$902	$642	$260
Corporate	(250)	(259)	9
Earnings Before Income Taxes	$652	$383	$269

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 232%. Merchandising and Handling increased significantly year-over-year. Supply disruptions in Argentina and Brazil led to strong global demand for U.S. commodities, resulting in significantly higher volumes and margins for corn, wheat, and soybean exports. Grain also benefited from solid risk management in basis positions, and from approximately $30 million of unfavorable timing impacts from the first quarter that reversed during the quarter. Global Trade’s diversified earnings base contributed positively to results, as losses related to the potential sorghum duty deposits were offset by strong performances in other areas, particularly ocean freight. Destination marketing volumes continued to grow. Transportation was significantly higher, driven by increased volumes as U.S. waterways returned to more normal conditions, and on growing businesses in backhaul freight and stevedoring.

Oilseeds operating profit increased 70%. Crushing and Origination achieved record crush volumes, delivering significantly higher year-over-year results amid continued strong soybean meal demand and robust crush margins. In South America, high origination volumes and improved margins, largely driven by more aggressive farmer selling and robust demand from China, contributed to strong results. Results also benefited from approximately $60 million of negative timing impacts from the first quarter in 2018 that reversed during the current quarter, partially offset by new negative timing impacts on forward hedges of about $40 million at the end of the current quarter. Refining, Packaging, Biodiesel, and Other results were higher due to solid specialty and refined oils results, partially offset by weaker results in Golden Peanut and Tree Nuts. Asia results decreased due to lower earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 11%. Starches and Sweeteners decreased year-over-year. European liquid sweeteners was negatively impacted by the end of the European Union sugar regime and delay in the implementation of quotas in Turkey. Flour milling was impacted by negative timing effects that will reverse in the coming quarters and lower volumes in the Caribbean operations. Bioproducts results were down primarily on lower ethanol production volumes, higher costs due to production issues in the Decatur, IL corn complex, and lower execution margins for ethanol.

Nutrition operating profit increased 21%. Wild Flavors and Specialty Ingredients increased due to improved sales and earnings in Specialty Ingredients, Wild Flavors, and Health and Wellness. Specialty Ingredients benefited from improved volumes and margins in proteins and increased sales in fibers. In Wild Flavors, new business and an improved portfolio mix boosted sales and margins. Animal Nutrition increased driven by stronger performances in lysine and pet premix and treats.

Other operating profit increased 15% on stronger results from its futures commission brokerage business due to higher short-term interest rates.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2018	2017	Change
	(In millions)
LIFO credit (charge)	$13	$(9)	$22
Interest expense - net	(73)	(81)	8
Unallocated corporate costs	(180)	(125)	(55)
Restructuring charges	(2)	(2)	—
Other charges	(8)	(42)	34
Total Corporate	$(250)	$(259)	$9

Corporate results were a net expense of $250 million in the current quarter compared to $259 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $13 million in the current quarter compared to a charge of $9 million in the prior year quarter. Interest expense - net decreased $8 million due principally to interest income related to a tax credit and lower tax-related interest expense. Unallocated corporate costs increased $55 million due principally to higher accruals for performance-related compensation resulting from a more favorable outlook for the year. Other charges decreased $34 million primarily due to improved results in the Company’s equity investment in CIP.

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

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	567		574

Net earnings and reported EPS (fully diluted)	$566	$1.00	$276	$0.48
Adjustments:
LIFO charge (credit) - net of tax of $3 million in 2018 and $3 million in 2017(1)	(10)	(0.02)	6	0.01
(Gains) losses on sales of assets and businesses - net of tax of $30 million in 2017 (2)	—	—	22	0.04
Asset impairment and restructuring charges - net of tax of $8 million in 2018 and $7 million in 2017 (2)	16	0.03	21	0.04
Certain discrete tax adjustments	7	0.01	—	—
Total adjustments	13	0.02	49	0.09
Adjusted net earnings and adjusted EPS	$579	$1.02	$325	$0.57

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
(In millions)	2018	2017	Change
Earnings before income taxes	$652	$383	$269
Interest expense	89	86	3
Depreciation and amortization	239	227	12
LIFO	(13)	9	(22)
(Gains) losses on sales of assets and businesses	—	(8)	8
Asset impairment and restructuring charges	24	28	(4)
Adjusted EBITDA	$991	$725	$266

	Three months ended June 30,
(In millions)	2018	2017	Change
Origination	$233	$101	$132
Oilseeds	395	251	144
Carbohydrate Solutions	338	366	(28)
Nutrition	151	127	24
Other	39	32	7
Corporate	(165)	(152)	(13)
Adjusted EBITDA	$991	$725	$266

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2018

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. During the second quarter of 2018, markets were more volatile amid escalating global trade tensions including the announcement of future tariffs on Chinese imports of U.S. soybeans. In Origination, dislocations in the market resulted in higher sales volumes and margins. In Oilseeds, dry conditions in Argentina resulted in a smaller soybean crop, which combined with continued good global meal demand, resulted in strong margins and volumes. Improving crush margins resulted in negative timing effects on forward hedges. South America oilseeds improved on better origination volumes and margins from stronger farmer selling. Demand and margins for refined oil remained solid. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. industry ethanol production remained at high levels. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, margins were pressured in the first quarter but improved slightly in the second quarter. Nutrition benefited from strong demand for flavor ingredients and flavor systems and vitamins in the animal nutrition business with favorable positions on certain ingredients.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net earnings attributable to controlling interests increased $344 million to $959 million. Segment operating profit was $1.6 billion in the current period compared to $1.3 billion in the prior period. Included in segment operating profit in the current period was $35 million of asset impairment and restructuring charges. Included in segment operating profit in the prior period was a net charge of $18 million consisting of a net gain on sales of businesses, impairment and restructuring, and settlement charges, and corn hedge timing effects. Adjusted segment operating profit increased $0.3 billion to $1.6 billion due to an increase in sales volumes of oils, soybeans, corn, and flavors, improved margins in origination, oilseeds, and WFSI, and the benefits of the 2017 biodiesel tax credit, partially offset by negative mark-to-market timing impacts. Corporate results were a charge of $490 million for the six months compared to $477 million the same period last year. Corporate results for the six months included a credit of $21 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to $4 million the same period last year.

Income taxes of $154 million decreased $72 million due to a lower effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2018 decreased to 13.8% compared to 26.9% for the six months ended June 30, 2017, due primarily to the impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, the 2017 biodiesel tax credit which was retroactively reinstated in January 2018, and a $39 million favorable tax discrete item due to a law change in Brazil related to certain value added tax items.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2018	2017	Change
Oilseeds	18,122	17,337	785
Corn	11,109	11,384	(275)
Total	29,231	28,721	510

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing demand for oilseed products. The overall decrease in corn is primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the third quarter of fiscal 2017 and production issues in the Decatur, IL corn complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$12,703	$11,548	$1,155
Transportation	118	102	16
Total Origination	12,821	11,650	1,171

Oilseeds
Crushing and Origination	8,433	7,220	1,213
Refining, Packaging, Biodiesel, and Other	3,875	4,017	(142)
Total Oilseeds	12,308	11,237	1,071

Carbohydrate Solutions
Starches and Sweeteners	3,342	3,204	138
Bioproducts	1,948	1,857	91
Total Carbohydrate Solutions	5,290	5,061	229

Nutrition
Wild Flavors and Specialty Ingredients	1,329	1,235	94
Animal Nutrition	639	553	86
Total Nutrition	1,968	1,788	180

Other	207	195	12
Total	$32,594	$29,931	$2,663

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

Revenues increased $2.7 billion to $32.6 billion due principally to higher sales volumes ($1.6 billion) and higher sales prices ($1.1 billion). The increase in sales volumes was due principally to an increase in volumes of oils, soybeans, corn, and flavors. The increase in sales prices was due to increases in meal, corn, and soybeans. Origination revenues increased 10% to $12.8 billion due to higher sales prices ($0.7 billion) and higher sales volumes ($0.5 billion). Oilseeds revenues increased 10% to $12.3 billion due to higher sales volumes ($0.8 billion) and higher sales prices ($0.3 billion). Carbohydrate Solutions revenues increased 5% to $5.3 billion due to higher sales volumes ($0.2 billion). Nutrition revenues increased 10% to $2.0 billion due to higher sales volumes ($0.1 billion) and higher sales prices ($0.1 billion).

Cost of products sold increased $2.4 billion to $30.5 billion due principally to higher sales volumes and higher prices for commodities. Included in cost of products sold was a credit of $21 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $4 million in the prior year’s period. Manufacturing expenses of $2.6 billion in the current period were in line with the prior year’s period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign currency translation impacts increased both revenues and cost of products sold by $0.6 billion.

Gross profit increased $0.3 billion to $2.1 billion. Higher results in Crushing and Origination ($107 million), Refining, Packaging, Biodiesel, and Other ($101 million), and Merchandising and Handling ($129 million) were partially offset by lower results in Bioproducts ($43 million). These factors are explained in the segment operating profit discussion on page 51. Current period gross profit included a credit of $21 million from the effect of changing agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $4 million during the same period last year.

Selling, general, and administrative expenses increased 3% to $1.1 billion due principally to higher accruals for performance-related compensation resulting from a more favorable outlook for the year partially offset by a decrease in office related expenses and outside services.

Asset impairment, exit, and restructuring costs increased $7 million to $40 million. Current period charges consisted of $12 million of an equity investment impairment, $21 million of asset impairment related to a financing receivable, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $5 million of individually insignificant restructuring charges in Corporate. Prior period charges consisted of $18 million of asset impairments and $12 million of other individually insignificant restructuring charges presented as specified items within segment operating profit, and $3 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $13 million to $180 million due to increased commercial paper borrowings related to funding of higher working capital investments and higher short-term debt rates.

Equity in earnings of unconsolidated affiliates decreased $34 million to $247 million due to lower earnings from the Company’s investment in Wilmar partially offset by improved results from the Company’s other equity investments.

Other income - net of $17 million increased from a net expense of $11 million. Current period income included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses. Prior period expense included foreign exchange losses, changes in contingent settlement provisions, non-service cost components of net benefit cost, and an adjustment of the proceeds of the 2015 sale of the cocoa business, partially offset by gains related to the sale of the crop risk services business and disposals of individually insignificant assets in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$200	$69	$131
Transportation	34	35	(1)
Total Origination	234	104	130

Oilseeds
Crushing and Origination	272	156	116
Refining, Packaging, Biodiesel, and Other	258	138	120
Asia	161	220	(59)
Total Oilseeds	691	514	177

Carbohydrate Solutions
Starches and Sweeteners	454	454	—
Bioproducts	8	36	(28)
Total Carbohydrate Solutions	462	490	(28)

Nutrition
Wild Flavors and Specialty Ingredients	179	164	15
Animal Nutrition	31	7	24
Total Nutrition	210	171	39

Other	44	57	(13)

Specified Items:
Gains (losses) on sales of assets and businesses	—	8	(8)
Asset impairment and restructuring charges	(35)	(35)	—
Hedge timing effects	—	9	(9)
Total Specified Items	(35)	(18)	(17)

Total Segment Operating Profit	$1,606	$1,318	$288

Adjusted Segment Operating Profit(1)	$1,641	$1,336	$305

Segment Operating Profit	$1,606	$1,318	$288
Corporate	(490)	(477)	(13)
Earnings Before Income Taxes	$1,116	$841	$275

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 125%. Merchandising and Handling was up significantly year-over-year. Global trade delivered strong results with substantially higher margins and increased volumes. North American grain was up due to improved margins partially offset by lower U.S. export volumes. North American grain results for 2018 also reflect certain timing impacts due to improvements in forward export margins and barge freight rates, resulting in approximately $10 million of negative mark-to-market impacts on existing contracts, which are expected to reverse in future quarters as contracts are executed. Transportation was down due to high river conditions, resulting in increased operating costs partially offset by higher freight rates.

Oilseeds operating profit increased 34%. Crushing and Origination results increased due to a strong margin environment. South America saw strong origination volumes and improving margins as farmer selling accelerated. Softseeds were down on lower margins resulting from higher seed prices. Results also included more than $80 million of negative timing effects on forward hedges, the majority of which are expected to reverse over the course of 2018. Refining, Packaging, Biodiesel, and Other results were higher on approximately $120 million of income due to the passage of the 2017 biodiesel tax credit. Asia results decreased due to lower earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 6%. Starches and Sweeteners was in line with the prior year’s period on improved results from starches and dry sweeteners offset by lower results from wheat milling on lower margins. Bioproducts results were down as record industry fuel ethanol inventories pressured margins and on higher costs due to production issues in the Decatur, IL corn complex.

Nutrition operating profit increased 23%. Wild Flavors and Specialty Ingredients results were up due to improved sales and earnings in Wild Flavors and Health and Wellness. In Wild Flavors, new business and an improved portfolio mix boosted sales and margins. Health and Wellness improved driven largely by increased contributions from bioactives. Specialty Ingredients was in line with prior year. Improved volumes and margins in proteins and increased sales in fibers were offset by higher start-up costs and lower results in polyols. Animal Nutrition was up significantly with strong trade sales, a good product mix, and favorable positions on certain ingredients, resulting in solid margins.

Other operating profit decreased 23% primarily due to lower underwriting performance from the Company’s captive insurance operations partially offset by stronger results from its futures commission brokerage business due to higher short-term interest rates.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2018	2017	Change
	(In millions)
LIFO credit (charge)	$21	$4	$17
Interest expense - net	(156)	(160)	4
Unallocated corporate costs	(326)	(250)	(76)
Restructuring charges	(5)	(3)	(2)
Other charges	(24)	(68)	44
Total Corporate	$(490)	$(477)	$(13)

Corporate results were a net charge of $490 million in the current period compared to $477 million in the prior period. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $21 million in the current period compared to $4 million in the prior period. Interest expense - net decreased $4 million due principally to interest income related to a tax credit and lower tax-related interest expense, partially offset by higher commercial paper borrowings and higher short-term debt rates. Unallocated corporate costs increased $76 million due principally to railroad maintenance expense that has an offsetting benefit in income tax expense and higher accruals for performance-related compensation resulting from a more favorable outlook for the year. Other charges decreased $44 million primarily due to improved results in the Company’s investment in CIP and lower non-service cost related pension expenses.

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

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before taxes, interest, and depreciation and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		576

Net earnings and reported EPS (fully diluted)	$959	$1.70	$615	$1.07
Adjustments:
LIFO charge (credit) - net of tax of $5 million in 2018 and $2 million in 2017 (1)	(16)	(0.03)	(2)	—
(Gains) losses on sales of assets and businesses - net of tax $30 million in 2017 (2)	—	—	22	0.04
Asset impairment, restructuring, and settlement charges - net of tax of $12 million in 2018 and $9 million in 2017 (2)	28	0.05	29	0.05
Certain discrete tax adjustments	(7)	(0.02)	4	0.01
Total adjustments	5	—	53	0.10
Adjusted net earnings and adjusted EPS	$964	$1.70	$668	$1.17

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
(In millions)	2018	2017	Change
Earnings before income taxes	$1,116	$841	$275
Interest expense	180	167	13
Depreciation and amortization	474	452	22
LIFO	(21)	(4)	(17)
(Gains) losses on sales of assets and businesses	—	(8)	8
Asset impairment, restructuring, and settlement charges	40	38	2
Adjusted EBITDA	$1,789	$1,486	$303

	Six months ended June 30,
(In millions)	2018	2017	Change
Origination	$321	$191	$130
Oilseeds	796	612	184
Carbohydrate Solutions	639	669	(30)
Nutrition	284	238	46
Other	58	64	(6)
Corporate	(309)	(288)	(21)
Adjusted EBITDA	$1,789	$1,486	$303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $3.2 billion for the six months compared to $2.1 billion the same period last year. Working capital changes decreased cash by $4.3 billion for the six months compared to $3.1 billion the same period last year. Inventories decreased approximately $1.2 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $1.3 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $4.1 billion for the six months and the same period last year was offset by $4.0 billion and $3.9 million of net consideration received for beneficial interest obtained for selling trade receivables previously classified as operating activities for the six months and the same period last year, respectively, that is now classified as investing activities in accordance with the amended guidance of Topic 230.

Cash provided by investing activities was $3.5 billion for the six months compared to $3.3 billion the same period last year. Capital expenditures and net assets of businesses acquired were $0.4 billion for the six months compared to $0.6 billion the same period last year. Investments in and advances to affiliates related to the joint venture with Cargill and investment in Aston Foods were $0.1 billion for the six months compared to $0.2 billion of additional investment in Wilmar the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $4.0 billion and $3.9 million for the six months and the same period last year, respectively.

Cash used in financing activities was $0.2 billion for the six months compared $0.9 billion the same period last year. There were no share repurchases for the six months compared to $0.5 billion the same period last year.

At June 30, 2018, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $4.9 billion of readily marketable commodity inventories. At June 30, 2018, the Company’s capital resources included shareholders’ equity of $18.7 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $8.4 billion, of which $6.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 24% at June 30, 2018 and 27% at December 31, 2017. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 27% at June 30, 2018 and December 31, 2017. Of the Company’s total lines of credit, $5.0 billion supported a commercial paper borrowing facility, against which there was $0.7 billion of commercial paper outstanding at June 30, 2018.

As of June 30, 2018, the Company had $0.9 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.7 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.8 billion, as amended, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2018, the Company utilized $1.3 billion of its facility under the Programs. The Programs are due to terminate during the first half of 2019. However, the Company currently expects to extend these Programs upon termination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 2018, the Company spent approximately $0.4 billion in capital expenditures and $0.4 billion in dividends. The Company has a stock repurchase program and has acquired an insignificant number of shares for the six months ended June 30, 2018. The Company has 13.8 million shares remaining that may be repurchased under the stock repurchase program until December 31, 2019.

The Company expects capital expenditures of approximately $0.8 billion and cash outlays of approximately $0.8 billion in dividends during 2018.

The Company’s recent significant portfolio actions include:

•
the announcement in June 2018 of an agreement to acquire Probiotics International Limited (PIL), a British-based provider of probiotic supplements for human, pet, and production-animal use for $243 million (£185 million) subject to customary adjustments;

•
the announcement in July 2018 of an agreement to purchase Neovia, a French-headquartered global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, for $1.8 billion (€1.5 billion) subject to customary adjustments; and

•	the announcement in July 2018 of an agreement to acquire Rodelle Inc., a premium originator, processor, and supplier of vanilla products.

The transactions are subject to regulatory approvals and are expected to close in the second half of 2018. The Company plans to fund these acquisitions using operating cash flows and debt.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2018 and December 31, 2017 were $12.4 billion and $9.5 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories and higher prices. As of June 30, 2018, the Company expects to make payments related to purchase obligations of $11.2 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2018.

Off Balance Sheet Arrangements

In April 2018, the Company amended its second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”) and increased its facility from $0.5 billion (€0.45 billion) to $0.6 billion (€0.5 billion). The program terminates on March 15, 2019 unless extended (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs).

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2018.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2018 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2018		December 31, 2017
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$384	$38	$455	$46
Lowest position	25	2	(82)	(8)
Average position	226	23	213	21

The change in fair value of the average position was the result of an increase in quantities partially offset by a decrease in prices underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2018. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2018 to
April 30, 2018	2,614	$44.748	213	13,770,664

May 1, 2018 to
May 31, 2018	594	44.522	144	13,770,520

June 1, 2018 to
June 30, 2018	13,480	44.172	11,073	13,759,447
Total	16,688	$44.275	11,430	13,759,447

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2018, there were 5,258 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through February 9, 2017 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

4.1	ADM Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on May 15, 2018 (File No. 333-224944)).

(12)	Calculation of Ratio of Earnings to Fixed Charges

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: July 31, 2018