Form 10-Q
period 2018-09-30
ARCHER DANIELS MIDLAND CO
filed 2018-11-06
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common Stock, no par value – 560,644,375 shares
(November 5, 2018)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)

Revenues	$15,800	$14,827	$48,394	$44,758
Cost of products sold	14,742	14,015	45,266	42,182
Gross Profit	1,058	812	3,128	2,576

Selling, general, and administrative expenses	534	478	1,607	1,519
Asset impairment, exit, and restructuring costs	1	107	41	140
Interest expense	87	79	267	246
Equity in (earnings) losses of unconsolidated affiliates	(131)	(46)	(378)	(327)
Interest income	(40)	(27)	(115)	(75)
Other (income) expense – net	(25)	(4)	(42)	7
Earnings Before Income Taxes	632	225	1,748	1,066

Income taxes	96	30	250	256
Net Earnings Including Noncontrolling Interests	536	195	1,498	810

Less: Net earnings attributable to noncontrolling interests	—	3	3	3

Net Earnings Attributable to Controlling Interests	$536	$192	$1,495	$807

Average number of shares outstanding – basic	565	566	564	571

Average number of shares outstanding – diluted	568	569	567	574

Basic earnings per common share	$0.95	$0.34	$2.65	$1.41

Diluted earnings per common share	$0.94	$0.34	$2.64	$1.41

Dividends per common share	$0.335	$0.320	$1.005	$0.960

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)

Net earnings including noncontrolling interests	$536	$195	$1,498	$810
Other comprehensive income (loss):
Foreign currency translation adjustment	(178)	245	(369)	628
Tax effect	(1)	(40)	(23)	(4)
Net of tax amount	(179)	205	(392)	624

Pension and other postretirement benefit liabilities adjustment	8	174	23	193
Tax effect	(3)	(66)	(7)	(74)
Net of tax amount	5	108	16	119

Deferred gain (loss) on hedging activities	77	(26)	(12)	12
Tax effect	(17)	6	4	1
Net of tax amount	60	(20)	(8)	13

Unrealized gain (loss) on investments	(7)	6	(11)	1
Tax effect	—	—	—	—
Net of tax amount	(7)	6	(11)	1
Other comprehensive income (loss)	(121)	299	(395)	757
Comprehensive income (loss) including noncontrolling interests	415	494	1,103	1,567

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	4	3	5

Comprehensive income (loss) attributable to controlling interests	$415	$490	$1,100	$1,562

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$915	$804
Segregated cash and investments	4,426	4,826
Trade receivables	1,934	1,947
Inventories	8,483	9,173
Other current assets	3,707	3,175
Total Current Assets	19,465	19,925

Investments and Other Assets
Investments in and advances to affiliates	5,293	5,088
Long-term marketable securities	26	92
Goodwill and other intangible assets	4,065	3,918
Other assets	930	802
Total Investments and Other Assets	10,314	9,900

Property, Plant, and Equipment
Land	462	470
Buildings	5,105	5,043
Machinery and equipment	18,210	18,056
Construction in progress	1,100	1,224
	24,877	24,793
Accumulated depreciation	(14,992)	(14,655)
Net Property, Plant, and Equipment	9,885	10,138
Total Assets	$39,664	$39,963

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$532	$857
Trade payables	3,082	3,894
Payables to brokerage customers	4,519	4,973
Accrued expenses and other payables	2,925	2,833
Current maturities of long-term debt	590	13
Total Current Liabilities	11,648	12,570

Long-Term Liabilities
Long-term debt	6,730	6,623
Deferred income taxes	965	1,053
Other	1,275	1,342
Total Long-Term Liabilities	8,970	9,018

Temporary Equity - Redeemable noncontrolling interest	46	53

Shareholders’ Equity
Common stock	2,541	2,398
Reinvested earnings	18,478	17,552
Accumulated other comprehensive income (loss)	(2,032)	(1,637)
Noncontrolling interests	13	9
Total Shareholders’ Equity	19,000	18,322
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,664	$39,963

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net earnings including noncontrolling interests	$1,498	$810
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	706	684
Asset impairment charges	33	81
Deferred income taxes	(124)	(27)
Equity in earnings of affiliates, net of dividends	(147)	(131)
Stock compensation expense	88	63
Deferred cash flow hedges	(11)	12
Gains on sales of assets and businesses	(45)	(66)
Other – net	(92)	174
Changes in operating assets and liabilities
Segregated investments	1,144	268
Trade receivables	(62)	106
Inventories	578	703
Deferred consideration in securitized receivables	(5,413)	(5,404)
Other current assets	(720)	1,317
Trade payables	(776)	(259)
Payables to brokerage customers	(433)	(94)
Accrued expenses and other payables	96	(1,486)
Total Operating Activities	(3,680)	(3,249)

Investing Activities
Purchases of property, plant, and equipment	(555)	(696)
Proceeds from sales of business and assets	177	172
Net assets of businesses acquired	(324)	(187)
Purchases of marketable securities	—	(499)
Proceeds from sales of marketable securities	—	572
Investments in and advances to affiliates	(127)	(281)
Investments in retained interest in securitized receivables	(3,391)	(3,089)
Proceeds from retained interest in securitized receivables	8,804	8,493
Other – net	(9)	(14)
Total Investing Activities	4,575	4,471

Financing Activities
Long-term debt borrowings	762	509
Long-term debt payments	(13)	(840)
Net borrowings (payments) under lines of credit agreements	(317)	558
Share repurchases	—	(676)
Cash dividends	(568)	(544)
Other – net	32	4
Total Financing Activities	(104)	(989)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	791	233
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	1,858	1,561
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$2,649	$1,794

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$915	$518
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,734	1,276
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,649	$1,794

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$5,598	$5,257

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			1,495		3
Other comprehensive income (loss)				(395)	—
Total comprehensive income						1,103
Dividends paid - $1.005 per share			(568)			(568)
Stock compensation expense	1	88				88
Other	2	55	(1)	—	1	55
Balance, September 30, 2018	560	$2,541	$18,478	$(2,032)	$13	$19,000

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

The Company classified $5.4 billion of cash inflows from net consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities for the nine months ended September 30, 2018 in accordance with the adoption of Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows (see Note 2 for more information). Prior period amounts have been conformed to the current presentation, which resulted in a decrease of $5.4 billion in total cash provided by operating activities and a corresponding increase in cash provided by investing activities for the nine months ended September 30, 2017.

The Company classified $1 million of income and $4 million of other components of net benefit cost as other (income) expense - net in its consolidated statement of earnings for the quarter and nine months ended September 30, 2018, respectively, as a result of the adoption of the amended guidance of ASC Topic 715, Compensation - Retirement Benefits (see Note 2 for more information). Amounts previously reported with the service cost component of net benefit cost in cost of goods sold of $9 million and selling, general, and administrative expenses of $11 million for the nine months ended September 30, 2017 have been reclassified to other (income) expense - net to conform to the current presentation. There were no amounts reported with the service cost component of net benefit cost in cost of goods sold and selling, general, and administrative expenses for the quarter ended September 30, 2017.

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions, as well as certain product lines previously reported in Oilseeds.

Throughout this quarterly report on Form 10-Q, prior period results have been reclassified to conform to the current period presentation.

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
Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), for all contracts that had not been completed as of the adoption date (the modified retrospective approach). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. Many of the Company’s forward commodity sales contracts are considered physically settled derivatives under ASC Topic 815, Derivatives and Hedging (Topic 815), and are therefore excluded from the scope of Topic 606. Comparative balance sheet and statement of earnings information has not been restated and continues to be reported under the guidance of ASC 605, Revenue Recognition (Topic 605), that was in effect as of December 31, 2017 and in the three and nine months ended September 30, 2018. The cumulative effect of initially applying the guidance as an adjustment to the opening reinvested earnings balance at January 1, 2018 was less than $1 million. For more information about the adoption of Topic 606, see Note 4.
Effective January 1, 2018, the Company adopted the amended guidance of ASC 230, Statement of Cash Flows (Topic 230), which provides guidance on the application of the predominance principle and the presentation and classification of specific cash flow issues including a requirement to classify consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities. The adoption of the amended guidance on the Company’s accounts receivable securitization programs resulted in expanded disclosures and a reclassification of cash inflows from operating activities to investing activities (see Note 1 for reclassification amounts). The adoption of amendments related to the other cash flow items did not have a significant impact on the Company's consolidated statements of cash flows.

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

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company expects to adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey will be cross-referenced against other available lease information (i.e., year-end disclosures and lease expense). The Company is also working with a vendor to implement a lease accounting system which will assist in delivering the required accounting changes and disclosures. As of September 30, 2018, the Company has completed the configuration of the lease accounting system and started testing activities. The final phase of the implementation plan will include testing and dry-run activities, updating the system with additional lease data since the initial upload, and system reconfiguration as needed. The impact of the new standard will result in a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company expects to complete its assessment of the impact of the new guidance on its financial results during the final phase of the implementation, which is expected to be completed in early 2019.

Effective January 1, 2019, the Company will be required to adopt the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company will be required to disclose (1) a description of its accounting policy for releasing income tax effects from accumulated other comprehensive income; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. Early adoption is permitted in any interim period for which financial statements have not been issued. The Company expects to make a decision whether it will elect to reclassify the stranded tax effects resulting from the Act by the end of 2018.

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 820, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. Early adoption is permitted. The adoption of this amended guidance will not impact the Company’s financial results.

Effective December 31, 2021, the Company will be required to adopt the amended guidance of ASC Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. The adoption of this amended guidance will not impact the Company’s financial results.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Disaggregation of Revenues

The following table presents revenue disaggregated by timing of recognition and major product lines for the three months ended September 30, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$396	$57	$453	$5,333	$5,786
Transportation	—	64	64	—	64
Total Origination	396	121	517	5,333	5,850
Oilseeds
Crushing and Origination	330	—	330	4,109	4,439
Refining, Packaging, Biodiesel, and Other	593	—	593	1,378	1,971
Total Oilseeds	923	—	923	5,487	6,410
Carbohydrate Solutions
Starches and Sweeteners	1,261	—	1,261	445	1,706
Bioproducts	828	—	828	—	828
Total Carbohydrate Solutions	2,089	—	2,089	445	2,534
Nutrition
Wild Flavors and Specialty Ingredients	641	—	641	—	641
Animal Nutrition	281	—	281	—	281
Total Nutrition	922	—	922	—	922

Other	84	—	84	—	84
Total Revenues	$4,414	$121	$4,535	$11,265	$15,800

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

The following table presents revenue disaggregated by timing of recognition and major product lines for the nine months ended September 30, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$1,542	$179	$1,721	$16,768	$18,489
Transportation	—	182	182	—	182
Total Origination	1,542	361	1,903	16,768	18,671
Oilseeds
Crushing and Origination	647	—	647	12,225	12,872
Refining, Packaging, Biodiesel, and Other	1,787	—	1,787	4,101	5,888
Total Oilseeds	2,434	—	2,434	16,326	18,760
Carbohydrate Solutions
Starches and Sweeteners	3,699	—	3,699	1,349	5,048
Bioproducts	2,734	—	2,734	—	2,734
Total Carbohydrate Solutions	6,433	—	6,433	1,349	7,782
Nutrition
Wild Flavors and Specialty Ingredients	1,970	—	1,970	—	1,970
Animal Nutrition	920	—	920	—	920
Total Nutrition	2,890	—	2,890	—	2,890

Other	291	—	291	—	291
Total Revenues	$13,590	$361	$13,951	$34,443	$48,394

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Origination

The Origination segment generates revenue from the sale of commodities and from service fees for the transportation of goods. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts in Transportation, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Nutrition

The Nutrition segment sells specialty products including natural flavor ingredients, flavor systems, natural colors, animal nutrition products, other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $106 million and $185 million as of September 30, 2018 and January 1, 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the three and nine months ended September 30, 2018 were $36 million and $286 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the various lines of the Company’s consolidated financial statements.

Consolidated Balance Sheets (excerpt)

	January 1, 2018	September 30, 2018
	After Adoption	As	Under	Effect of
	of Topic 606	Reported	Topic 605	Change
	(In millions)
Assets
Trade receivables	$2,343	$1,934	$1,675	$259
Inventories	8,770	8,483	8,760	(277)
Other current assets	3,175	3,707	3,713	(6)
Total Current Assets	19,918	19,465	19,489	(24)
Total Assets	$39,956	$39,664	$39,688	$(24)
Liabilities, Temporary Equity, and Shareholders’ Equity
Accrued expenses and other payables	$2,826	$2,925	$2,947	$(22)
Total Current Liabilities	12,563	11,648	11,670	(22)
Reinvested earnings	17,552	18,478	18,480	(2)
Total Shareholders’ Equity	18,322	19,000	19,002	(2)
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,956	$39,664	$39,688	$(24)
Consolidated Statements of Earnings (excerpt)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	As	Under	Effect of	As	Under	Effect of
	Reported	Topic 605	Change	Reported	Topic 605	Change
	(In millions)
Revenues	$15,800	$15,785	$15	$48,394	$48,518	$(124)
Cost of products sold	14,742	14,729	13	45,266	45,388	(122)
Gross profit	1,058	1,056	2	3,128	3,130	(2)
Earnings before income taxes	632	630	2	1,748	1,750	(2)
Income taxes	96	95	1	250	250	—
Net earnings including noncontrolling interests	536	535	1	1,498	1,500	(2)
Net earnings attributable to controlling interests	536	535	1	1,495	1,497	(2)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Acquisitions

During the nine months ended September 30, 2018, the Company acquired Probiotics International Limited (also known as Protexin) and Rodelle Inc. for an aggregate consideration of $366 million in cash. The aggregate consideration of these acquisitions, net of $42 million in cash acquired, was allocated as follows:

(In millions)
Working capital	$(7)
Property, plant, and equipment	39
Goodwill	165
Other intangible assets	137
Long-term liabilities	(1)
Noncontrolling interest	(9)
Aggregate cash consideration, net of cash acquired	$324

Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,932	$1,799	$4,731
Unrealized derivative gains:
Commodity contracts	—	461	217	678
Foreign currency contracts	—	272	—	272
Cash equivalents	492	—	—	492
Marketable securities	25	1	—	26
Segregated investments	1,193	—	—	1,193
Deferred receivables consideration	—	475	—	475
Total Assets	$1,710	$4,141	$2,016	$7,867

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$619	$203	$822
Foreign currency contracts	—	338	—	338
Interest rate contracts	—	13	—	13
Inventory-related payables	—	657	44	701
Total Liabilities	$—	$1,627	$247	$1,874

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,400	$1,486	$4,886
Unrealized derivative gains:
Commodity contracts	—	275	111	386
Foreign currency contracts	—	63	—	63
Cash equivalents	352	—	—	352
Marketable securities	91	1	—	92
Segregated investments	1,733	—	—	1,733
Deferred receivables consideration	—	307	—	307
Total Assets	$2,176	$4,046	$1,597	$7,819

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$268	$103	$371
Foreign currency contracts	—	92	—	92
Interest rate contracts	—	1	—	1
Inventory-related payables	—	680	39	719
Total Liabilities	$—	$1,041	$142	$1,183

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 16 for more information). This amount is reflected in other current assets on the consolidated balance sheet (see Note 8 for more information). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2018.

	Level 3 Fair Value Asset Measurements at
	September 30, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2018	$1,378	$208	$1,586
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	183	130	313
Purchases	3,518	—	3,518
Sales	(3,282)	—	(3,282)
Settlements	—	(150)	(150)
Transfers into Level 3	235	38	273
Transfers out of Level 3	(233)	(9)	(242)
Ending balance, September 30, 2018	$1,799	$217	$2,016

* Includes increase in unrealized gains of $243 million relating to Level 3 assets still held at September 30, 2018.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2018.

	Level 3 Fair Value Liability Measurements at
	September 30, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2018	$22	$200	$222
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	4	114	118
Purchases	30	—	30
Sales	(12)	—	(12)
Settlements	—	(130)	(130)
Transfers into Level 3	—	30	30
Transfers out of Level 3	—	(11)	(11)
Ending balance, September 30, 2018	$44	$203	$247

* Includes increase in unrealized losses of $118 million relating to Level 3 liabilities still held at September 30, 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018.

	Level 3 Fair Value Asset Measurements at
	September 30, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2017	$1,486	$111	$1,597
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	559	302	861
Purchases	7,890	—	7,890
Sales	(8,264)	—	(8,264)
Settlements	—	(294)	(294)
Transfers into Level 3	235	123	358
Transfers out of Level 3	(107)	(25)	(132)
Ending balance, September 30, 2018	$1,799	$217	$2,016

* Includes increase in unrealized gains of $523 million relating to Level 3 assets still held at September 30, 2018.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018.

	Level 3 Fair Value Liability Measurements at
	September 30, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2017	$39	$103	$142
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	12	360	372
Purchases	54	—	54
Sales	(61)	—	(61)
Settlements	—	(348)	(348)
Transfers into Level 3	—	136	136
Transfers out of Level 3	—	(48)	(48)
Ending balance, September 30, 2018	$44	$203	$247

* Includes increase in unrealized losses of $364 million relating to Level 3 liabilities still held at September 30, 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

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

* Includes increase in unrealized losses of $204 million relating to Level 3 assets still held at September 30, 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2018 and December 31, 2017. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2018 is a weighted average 24.1% of the total price for assets and 45.3% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2018		December 31, 2017
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	24.1%	45.3%	12.8%	99.9%
Transportation cost	11.6%	23.0%	19.2%	—

Commodity Derivative Contracts
Basis	21.6%	23.6%	24.2%	23.0%
Transportation cost	14.9%	22.3%	12.5%	10.4%

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

Note 7.	Derivative Instruments and Hedging Activities

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$272	$338	$63	$92
Commodity Contracts	678	822	386	371
Total	$950	$1,160	$449	$463

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2018 and 2017.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended September 30, 2018
Consolidated Statement of Earnings	$15,800	$14,742	$(25)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(4)	$12	$(30)
Commodity Contracts	—	84	—
Total gain (loss) recognized in earnings	$(4)	$96	$(30)	$62

Three Months Ended September 30, 2017
Consolidated Statement of Earnings	$14,827	$14,015	$(4)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(8)	$52	$52
Commodity Contracts	—	34	—
Total gain (loss) recognized in earnings	$(8)	$86	$52	$130

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Nine Months Ended September 30, 2018
Consolidated Statement of Earnings	$48,394	$45,266	$(42)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$21	$(189)	$(91)
Commodity Contracts	—	163	—
Total gain (loss) recognized in earnings	$21	$(26)	$(91)	$(96)

Nine Months Ended September 30, 2017
Consolidated Statement of Earnings	$44,758	$42,182	$7

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(16)	$82	$186
Commodity Contracts	—	294	—
Total gain (loss) recognized in earnings	$(16)	$376	$186	$546

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of September 30, 2018 and December 31, 2017, the Company had certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At September 30, 2018, the Company had $8 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no net impact to earnings.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2018, the Company had $26 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $26 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 23% and 95% of its monthly anticipated grind.  At September 30, 2018, the Company had designated hedges representing between 5% and 95% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 1 million and 135 million gallons of ethanol sales per month under these programs.  At September 30, 2018, the Company had designated hedges representing between 15 million and 121 million gallons of ethanol sales per month over the next 3 months.

During the first quarter of 2018, the Company started using futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$—	$13	$—	$1
Total	$—	$13	$—	$1

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2018 and 2017.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended September 30, 2018
Consolidated Statement of Earnings	$15,800	$14,742	$87	$(25)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$15	$(87)	$—	$—
Total gain (loss) recognized in earnings	$15	$(87)	$—	$—	$(72)

Three Months Ended September 30, 2017
Consolidated Statement of Earnings	$14,827	$14,015	$79	$(4)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$(15)	$—	$—
Ineffective amount recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$(4)	$—	$—
Total gain (loss) recognized in earnings	$—	$(19)	$—	$—	$(19)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Nine Months Ended September 30, 2018
Consolidated Statement of Earnings	$48,394	$45,266	$267	$(42)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$16	$(115)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$16	$(115)	$1	$—	$(98)

Nine Months Ended September 30, 2017
Consolidated Statement of Earnings	$44,758	$42,182	$246	$7

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$(2)
Commodity Contracts	—	(20)	—	—
Ineffective amount recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$4	$5	$—	$—
Total gain (loss) recognized in earnings	$4	$(15)	$—	$(2)	$(13)

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

Net Investment Hedging Strategies

On June 24, 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes (collectively, the “Notes”). The Company has designated €1.1 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of September 30, 2018 and December 31, 2017, the Company had $40 million of after-tax losses and $59 million of after-tax losses, respectively, in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

In July 2018, the Company entered into forward foreign exchange contracts and designated €500 million as a hedge of its net investment in a foreign subsidiary. As of September 30, 2018, the Company had an immaterial after-tax loss in AOCI related to losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2018	2017
	(In millions)

Unrealized gains on derivative contracts	$950	$449
Deferred receivables consideration	475	307
Customer omnibus receivable	455	477
Financing receivables - net (1)	579	413
Insurance premiums receivable	48	129
Prepaid expenses	257	232
Tax receivables	416	425
Non-trade receivables (2)	324	371
Other current assets	203	372
	$3,707	$3,175

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $6 million at September 30, 2018 and December 31, 2017, respectively. Additionally, at September 30, 2018, the Company had increased prepayments to farmers in South America for purchases of grain due to higher farmer selling activity in 2018 and the recent truckers strike in Brazil, which has created logistical delays in the delivery of grain. Interest earned on financing receivables of $6 million and $18 million for the three and nine months ended September 30, 2018, respectively, and $6 million and $18 million for the three and nine months ended September 30, 2017, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $67 million and $91 million of reinsurance recoverables as of September 30, 2018 and December 31, 2017, respectively.

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2018	2017
	(In millions)

Unrealized losses on derivative contracts	$1,173	$464
Accrued compensation	295	235
Income tax payable	158	140
Other taxes payable	97	99
Reinsurance premiums payable	26	111
Insurance claims payable	253	268
Contract liability	106	185
Other accruals and payables	817	1,331
	$2,925	$2,833

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

On September 12, 2018, the Company issued €650 million ($754 million as of September 30, 2018) aggregate principal amount of 1.0% Notes due in 2025. Net proceeds before expenses were $747 million.

At September 30, 2018, the fair value of the Company’s long-term debt exceeded the carrying value by $0.7 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2018, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $8.8 billion, of which $6.8 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.4 billion of U.S. commercial paper outstanding at September 30, 2018. There was no commercial paper outstanding under the European program at September 30, 2018.

The Company has accounts receivable securitization programs (the “Programs”). The Programs, as amended, provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $0.3 billion was unused as of September 30, 2018 (see Note 16 for more information about the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 15.2% and 14.3%, respectively, compared to 13.3% and 24.0% for the three and nine months ended September 30, 2017, respectively. The rate for the three and nine months ended September 30, 2018 includes the impacts of the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The rate for the nine months ended September 30, 2018 also includes the impacts of the 2017 biodiesel tax credit which was retroactively reinstated in January 2018, and favorable second quarter discrete items. The rate for the three and nine months ended September 30, 2017 includes the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and a return to provision.

The Act includes numerous significant tax law changes and modifications with varying effective dates, such as reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As of September 30, 2018, the Company has not yet completed the accounting for the tax effects of the Act; however, the Company has recorded an increase to the 2017 provisional transition tax of $13 million and $4 million for the three and nine months ended September 30, 2018, respectively, based on recently issued guidance. The Company has one year from the date of enactment to adjust the 2017 provisional tax.

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

In December 2009 and June 2010, the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $105 million in tax, and $295 million in interest and penalties as of September 30, 2018 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

During the quarter ended March 31, 2012, the Company’s subsidiaries in Argentina, ADM Argentina and Alfred Toepfer Argentina, received tax assessments challenging transfer prices used to price grain exports for the tax years 2004 through 2010. As of September 30, 2018, these assessments totaled $16 million in tax and $55 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for tax years 2011 to 2017. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $45 million in tax and $44 million in interest (adjusted for variation in currency exchange rates as of September 30, 2018).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

During the quarter ended September 30, 2016, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. As of September 30, 2018, this assessment was $94 million in tax and $28 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time and could result in additional financial impacts of up to the entire amount of this assessment.

Note 12.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2018 and the reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at June 30, 2018	$(1,566)	$(51)	$(310)	$16	$(1,911)
Other comprehensive income (loss) before reclassifications	(177)	5	—	(7)	(179)
Amounts reclassified from AOCI	(1)	72	8	—	79
Tax effect	(1)	(17)	(3)	—	(21)
Net of tax amount	(179)	60	5	(7)	(121)
Balance at September 30, 2018	$(1,745)	$9	$(305)	$9	$(2,032)

	Nine months ended September 30, 2018
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)

Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)
Other comprehensive income before reclassifications	(368)	(110)	—	(11)	(489)
Amounts reclassified from AOCI	(1)	98	23	—	120
Tax effect	(23)	4	(7)	—	(26)
Net current period other comprehensive income	(392)	(8)	16	(11)	(395)
Balance at September 30, 2018	$(1,745)	$9	$(305)	$9	$(2,032)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended		Nine months ended
Details about AOCI components	Sep 30 2018	Sep 30 2017	Sep 30 2018	Sep 30 2017	Affected line item in the consolidated statement of earnings
	(In millions)

Foreign currency translation adjustment
	$(1)	$—	$(1)	$—	Other (income) expense - net
	—	—	—	—	Tax
	$(1)	$—	$(1)	$—	Net of tax

Deferred loss (gain) on hedging activities
	$87	$15	$115	$20	Cost of products sold
	—	—	(1)	—	Interest expense
	—	—	—	2	Other (income) expense - net
	(15)	—	(16)	—	Revenues
	72	15	98	22	Total before tax
	(18)	(5)	(24)	(8)	Tax
	$54	$10	$74	$14	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(8)	$(2)	$(25)	$(8)	Other (income) expense - net
Actuarial losses	16	16	48	50	Other (income) expense - net
	8	14	23	42	Total before tax
	(3)	(5)	(6)	(15)	Tax
	$5	$9	$17	$27	Net of tax

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)

Gains on sales of assets	$(33)	$(15)	$(45)	$(66)
Loss on debt extinguishment	—	11	—	11
Other – net	8	—	3	62
Other (Income) Expense - Net	$(25)	$(4)	$(42)	$7

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Other (Income) Expense - Net (Continued)

Gains on sales of assets in the three and nine months ended September 30, 2018 included gains on the sale of the Company’s oilseeds operations in Bolivia and an equity investment, and disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three months ended September 30, 2017 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the nine months ended September 30, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

Loss on debt extinguishment for the three and nine months ended September 30, 2017 related to the early redemption of the Company’s $559 million notes due on March 15, 2018.

Other - net in the three and nine months ended September 30, 2018 included foreign exchange losses partially offset by other income. Other - net in the nine months ended September 30, 2017 included foreign exchange losses, changes in contingent settlement provisions, and the non-service cost components of net pension benefit cost of $20 million.

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

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds.

Prior period results have been reclassified to conform to the current period presentation.

The Origination segment utilizes its extensive global grain elevator and transportation networks and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl (Olenex) joint ventures. In June 2018, the Company invested in a 50% joint venture with Cargill to provide soybean meal and oil for customers in Egypt. In July 2018, the Company completed the sale of its oilseeds operations in Bolivia to Inversiones Piuranas S.A.

The Company’s Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into sweeteners, corn and wheat starches, wheat flour, and bioproducts. Its products include ingredients used in the food and beverage industry including sweeteners, starch, syrup, glucose, flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., and Red Star Yeast Company, LLC. In June 2018, the Company completed the acquisition of a 50% equity stake in the starches and sweeteners business of Russian-based Aston Foods and Food Ingredients.

The Nutrition segment engages in the manufacturing, sales, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In August 2018, the Company completed the acquisition of Probiotics International Limited, a British-based provider of probiotic supplements for human, pet, and production-animal uses and Rodelle Inc., a premium originator, processor and supplier of vanilla products.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Gross revenues
Origination	$7,090	$6,671	$21,940	$20,195
Oilseeds	7,031	6,780	22,148	20,016
Carbohydrate Solutions	2,909	2,858	8,625	8,346
Nutrition	933	894	2,920	2,698
Other	84	98	291	293
Intersegment elimination	(2,247)	(2,474)	(7,530)	(6,790)
Total gross revenues	$15,800	$14,827	$48,394	$44,758

Intersegment sales
Origination	$1,240	$1,169	$3,269	$3,043
Oilseeds	621	1,045	3,388	3,003
Carbohydrate Solutions	375	251	843	719
Nutrition	11	9	30	25
Total intersegment sales	$2,247	$2,474	$7,530	$6,790

Revenues from external customers
Origination
Merchandising and Handling	$5,786	$5,450	$18,489	$16,998
Transportation	64	52	182	154
Total Origination	5,850	5,502	18,671	17,152
Oilseeds
Crushing and Origination	4,439	3,697	12,872	10,917
Refining, Packaging, Biodiesel, and Other	1,971	2,038	5,888	6,096
Total Oilseeds	6,410	5,735	18,760	17,013
Carbohydrate Solutions
Starches and Sweeteners	1,706	1,689	5,048	4,893
Bioproducts	828	918	2,734	2,734
Total Carbohydrate Solutions	2,534	2,607	7,782	7,627
Nutrition
Wild Flavors and Specialty Ingredients	641	590	1,970	1,825
Animal Nutrition	281	295	920	848
Total Nutrition	922	885	2,890	2,673

Other	84	98	291	293
Total revenues from external customers	$15,800	$14,827	$48,394	$44,758

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Segment operating profit
Origination	$129	$39	$363	$143
Oilseeds	349	113	1,042	624
Carbohydrate Solutions	288	300	748	793
Nutrition	67	68	277	239
Other	28	21	72	78
Specified Items:
Gains (losses) on sales of assets and businesses(1)	21	12	21	20
Impairment, restructuring, and settlement charges(2)	(1)	(63)	(36)	(98)
Hedge timing effects(3)	—	(5)	—	4
Total segment operating profit	881	485	2,487	1,803
Corporate	(249)	(260)	(739)	(737)
Earnings before income taxes	$632	$225	$1,748	$1,066

(1) Current quarter and year-to-date gains related to the sale of a business and an equity investment. Prior quarter gains related to disposals of other individually insignificant assets in the ordinary course of business. Prior year-to-date gains related to the sale of the crop risk services businesses and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

(2) Current quarter charge related to a settlement. Current year-to-date charges consisted of impairment charges related to a financing receivable and an equity investment, restructuring charges and a settlement charge. Prior period charges related to impairment of certain long-lived assets and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

	September 30,	December 31,
(In millions)	2018	2017
Identifiable Assets
Origination	$8,131	$8,311
Oilseeds	12,559	11,992
Carbohydrate Solutions	5,846	6,085
Nutrition	7,169	5,568
Other	5,068	5,658
Corporate	891	2,349
Total Identifiable Assets	$39,664	$39,963

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2018 consisted of $1 million of individually insignificant restructuring charges in Corporate. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2018 consisted of $12 million of an equity investment impairment, $21 million of asset impairments, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $6 million of individually insignificant restructuring charges in Corporate.

Asset impairment of $21 million in the nine months ended September 30, 2018 related to a long-term financing receivable in other assets and is based on the fair value of the collateral provided as security for the advance. The fair value is determined using internal and external resources, including published information concerning Brazilian land values.

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2017 consisted of $62 million of asset impairments and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $44 million of restructuring charges in Corporate related to the reduction of certain positions within the Company’s global workforce. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2017 consisted of $80 million of asset impairments and $13 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $47 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce.

Asset impairment of $61 million in the three and nine months ended September 30, 2017 was related to the reconfiguration of the Peoria, Illinois ethanol complex due to the Company’s decision to focus on the more profitable high grade industrial and beverage alcohol as well as export fuel. The impaired assets were determined to have no alternative use with zero net salvage value.

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

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 15, 2019, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2018 and December 31, 2017, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Sale of Accounts Receivable (Continued)

As of September 30, 2018 and December 31, 2017, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.0 billion and $1.7 billion, respectively. In exchange for the transfers as of September 30, 2018 and December 31, 2017, the Company received cash of $1.5 billion and $1.4 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $475 million and $307 million, respectively. Cash collections from customers on receivables sold were $26.3 billion and $24.3 billion for the nine months ended September 30, 2018 and 2017, respectively. Of this amount, $8.8 billion and $8.5 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the nine months ended September 30, 2018 and 2017, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $4 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $14 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 17.     Subsequent Events

On October 29, 2018, the Company announced the launch of GrainBridge LLC, a 50% joint venture with Cargill that will develop and offer revolutionary new digital tools to help farmers make more informed grain marketing decisions based on personalized production economics.

The Company amended the ADM Retirement Plan (the “Plan”) and on October 29, 2018, entered into a binding agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”), irrevocably transferring the future benefit obligations and annuity administration for approximately 3,800 retirees from the Plan to Prudential. The purchase of the group annuity contract was funded directly by the Plan’s assets and reduced the Company’s pension obligations by approximately $0.5 billion. As a result of the transaction, the Company expects to recognize a non-cash after-tax pension settlement charge of approximately $0.1 billion in the fourth quarter of 2018.

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

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure: Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing) and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds.

Prior period results have been reclassified to conform to the current period presentation.

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

•
the announcement in July 2018 of an agreement to purchase Neovia, a French-headquartered global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, which is subject to regulatory approvals and is expected to close near the end of 2018;

•	the sale in July 2018 of the Company’s oilseeds operations in Bolivia to Inversiones Piuranas S.A.;

•	the acquisition in August 2018 of Probiotics International Limited, a British-based provider of probiotic supplements for human, pet, and production-animal uses;

•
the announcement in August 2018 of an agreement to purchase certain assets of Brazil-based Algar Agro, including oilseeds processing facilities in Uberlândia in the state of Minas Gerais, and Porto Franco in Maranhão;

•	the acquisition in August 2018 of Rodelle Inc., a premium originator, processor and supplier of vanilla products; and

•
the announcement in October 2018 of the launch of GrainBridge LLC, a 50% joint venture with Cargill that will develop and offer revolutionary new digital tools to help farmers make more informed grain marketing decisions based on personalized production economics.

During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of lean manufacturing, process-standardization, and digital design; building upon its earlier 1ADM and operational excellence programs. It will also support the execution of the Company’s growth strategies across its five key growth platforms: Animal Nutrition, Bioactives, Carbohydrates, Human Nutrition, and Taste.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2018

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, margins were higher on stronger destination marketing demand of feedstuffs given dry conditions in certain European locations. In Oilseeds, a smaller Argentine soybean crop, continued robust global meal demand, and concerns over U.S.-China trade tariffs resulted in strong margins and volumes in all regions. South America oilseeds also captured good origination margins but uncertainty on freight rates negatively impacted volumes. Excess global supply of peanuts negatively impacted selling prices in the peanut business. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. ethanol industry production remained at high levels. Ethanol demand remained strong both domestically and from export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer. In Nutrition, Wild Flavors and Specialty Ingredients benefited from strong demand for flavor ingredients and flavor systems, and from strong demand for and favorable margin development in certain non-flavor food businesses. Animal Nutrition was impacted by decreasing margins on premix resulting from price declines as the market returned to a more normalized state following an industry-wide vitamin supply disruption earlier in the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net earnings attributable to controlling interests increased $344 million to $536 million. Segment operating profit increased $396 million to $881 million. Included in segment operating profit in the current quarter was a net gain of $20 million consisting of gains on sales of a business and an asset and a settlement charge. Included in segment operating profit in the prior year quarter was a net charge of $56 million consisting of a net gain on sales of assets, impairment and restructuring charges, and corn hedge timing effects. Adjusted segment operating profit increased $320 million to $861 million due to an increase in sales volumes of soybeans, corn, and meal, improved margins in Origination, Oilseeds, and Wild Flavors and Specialty Ingredients, and higher equity earnings from the Wilmar investment, partially offset by lower results in the peanut and lysine businesses. Corporate results were a net charge of $249 million in the current quarter compared to $260 million in the prior year quarter. Corporate results in the current quarter included a charge of $7 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to an immaterial charge in the prior year quarter.

Income taxes of $96 million increased $66 million due to higher earnings before income taxes and, to a lesser extent, a higher effective tax rate. The Company’s effective tax rate for the quarter ended September 30, 2018 was 15.2% compared to 13.3% for the quarter ended September 30, 2017. The current quarter rate includes the impacts of the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The prior quarter rate includes the impact of changes in discrete tax items, including the favorable resolution of an uncertain tax position related to a 2014 acquisition and a return to provision.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2018	2017	Change
Oilseeds	9,181	8,265	916
Corn	5,599	5,467	132
Total	14,780	13,732	1,048

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing demand for oilseed products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$5,786	$5,450	$336
Transportation	64	52	12
Total Origination	5,850	5,502	348

Oilseeds
Crushing and Origination	4,439	3,697	742
Refining, Packaging, Biodiesel, and Other	1,971	2,038	(67)
Total Oilseeds	6,410	5,735	675

Carbohydrate Solutions
Starches and Sweeteners	1,706	1,689	17
Bioproducts	828	918	(90)
Total Carbohydrate Solutions	2,534	2,607	(73)

Nutrition
Wild Flavors and Specialty Ingredients	641	590	51
Animal Nutrition	281	295	(14)
Total Nutrition	922	885	37

Other	84	98	(14)
Total	$15,800	$14,827	$973

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

Revenues increased $1.0 billion to $15.8 billion due to higher sales volumes ($0.2 billion) and higher sales prices ($0.8 billion). The increase in sales volumes was due principally to an increase in volumes of soybeans, corn, and meal. The increase in sales prices was due to meal, corn, soybeans, and wheat. Origination revenues increased 6% to $5.9 billion due to higher sales prices ($0.6 billion) offset by lower sales volumes ($0.2 billion). Oilseeds revenues increased 12% to $6.4 billion due to higher sales prices ($0.3 billion) and higher sales volumes ($0.4 billion). Carbohydrate Solutions revenues decreased 3% to $2.5 billion due principally to lower sales prices of starch and alcohol ($0.1 billion). Nutrition revenues of $0.9 billion were comparable to the prior period.

Cost of products sold increased $0.7 billion to $14.7 billion due principally to higher prices of commodities and higher sales volumes. Included in cost of products sold in the current quarter was a charge of $7 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to an immaterial charge in the prior year quarter. Manufacturing expenses increased $0.1 billion to $1.4 billion due to individually insignificant increases in certain expense categories.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.1 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.2 billion to $1.1 billion. Higher results in Crushing and Origination ($179 million), Merchandising and Handling ($65 million), and Wild Flavors and Specialty Ingredients ($32 million) were partially offset by lower results in Animal Nutrition ($24 million). These factors are explained in the segment operating profit discussion on page 45. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $7 million in the current quarter compared to an immaterial charge in the prior year quarter.

Selling, general, and administrative expenses increased $56 million to $534 million due principally to higher performance-related compensation accruals and higher project spending in information technology and growth-related projects.

Asset impairment, exit, and restructuring costs decreased $106 million to $1 million. Current period charges consisted of $1 million of individually insignificant restructuring charges in Corporate. Prior period charges consisted of $62 million of asset impairments primarily related to the reconfiguration of the Peoria, Illinois ethanol complex due to the Company’s decision to focus on the more profitable high grade industrial and beverage alcohol as well as export fuel and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $44 million of restructuring charges in Corporate related to the reduction of certain positions within the Company’s global workforce.

Interest expense increased $8 million to $87 million due to higher short-term debt rates and higher borrowings.

Equity in earnings of unconsolidated affiliates increased $85 million to $131 million due to higher earnings from the Company’s investments in Wilmar and CIP.

Other income - net increased $21 million to $25 million. Current period income included gains on the sale of the Company’s oilseeds operations in Bolivia, an equity investment, and individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses. Prior period income included gains related to disposals of individually insignificant assets in the ordinary course of business, partially offset by a charge related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due on March 15, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$93	$25	$68
Transportation	36	14	22
Total Origination	129	39	90

Oilseeds
Crushing and Origination	221	36	185
Refining, Packaging, Biodiesel, and Other	48	61	(13)
Asia	80	16	64
Total Oilseeds	349	113	236

Carbohydrate Solutions
Starches and Sweeteners	245	251	(6)
Bioproducts	43	49	(6)
Total Carbohydrate Solutions	288	300	(12)

Nutrition
Wild Flavors and Specialty Ingredients	80	59	21
Animal Nutrition	(13)	9	(22)
Total Nutrition	67	68	(1)

Other	28	21	7

Specified Items:
Gains (losses) on sales of assets and businesses	21	12	9
Asset impairment, restructuring, and settlement charges	(1)	(63)	62
Hedge timing effects	—	(5)	5
Total Specified Items	20	(56)	76

Total Segment Operating Profit	$881	$485	$396

Adjusted Segment Operating Profit(1)	$861	$541	$320

Segment Operating Profit	$881	$485	$396
Corporate	(249)	(260)	11
Earnings Before Income Taxes	$632	$225	$407

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 231%. Merchandising and Handling results increased significantly year-over-year due to higher results in North America and Global Trade. In North America, the business managed risk well in a volatile price environment and capitalized on its asset base to deliver higher volumes and margins, including strong export sales to customers in markets outside of China. Global Trade’s good utilization of the Company’s global network of origination assets and continued expansion of destination marketing volumes and margins drove solid results. Transportation was significantly higher as strong barge freight rates and export demand led to higher volumes and margins.

Oilseeds operating profit increased 209%. Crushing and Origination achieved a new crush volumes record this quarter, leveraging its strong global asset base and the Company’s growing destination marketing capabilities to capitalize on higher global crush margins. In addition, softseed results improved as stronger prices for oils drove good results in Europe. Refining, Packaging, Biodiesel, and Other results were lower due to weaker peanut shelling margins primarily caused by large peanut inventories and difficult market conditions, partially offset by higher biodiesel results. Edible oils continued to perform well. Asia results increased due to higher earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 4%. Starches and Sweeteners delivered solid results but slightly lower year-over-year due to higher input and manufacturing costs and plant downtime that negatively impacted North American results, partially offset by strong results in flour milling benefiting from strong wheat procurement results and timing effects. European sweeteners continued to benefit from recent acquisitions, delivering good results despite sugar oversupply in the region. Bioproducts results were down on an extremely weak ethanol industry margin environment partially offset by positive results from beverage and industrial alcohols and effective ethanol risk management.

Nutrition operating profit decreased 1%. Wild Flavors and Specialty Ingredients results increased due to improved sales and margins across the portfolio. Wild Flavors Europe and North America results were substantially higher on portfolio mix and improved volumes. In Specialty Ingredients, emulsifiers and proteins continued to perform well while Health and Wellness continued to grow with the addition of Protexin. Animal Nutrition results decreased as issues that developed during the quarter constrained lysine production volumes and increased manufacturing costs, as well as lower premix margins.

Other operating profit increased 33% due to improved underwriting performance from the Company’s captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In millions)
LIFO credit (charge)	$(7)	$—	$(7)
Interest expense - net	(80)	(72)	(8)
Unallocated corporate costs	(161)	(109)	(52)
Adjustments related to acquisitions	4	—	4
Loss on debt extinguishment	—	(11)	11
Restructuring charges	(1)	(44)	43
Other charges	(4)	(24)	20
Total Corporate	$(249)	$(260)	$11

Corporate results were a net charge of $249 million in the current quarter compared to $260 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $7 million in the current quarter compared to an immaterial charge in the prior year quarter. Interest expense - net increased $8 million due to higher short-term debt rates and higher borrowings. Unallocated corporate costs increased $52 million due principally to higher performance-related compensation accruals and higher project spending in information technology and growth-related projects. Adjustments related to acquisitions related to net gains on foreign exchange derivative contracts entered into to economically hedge certain acquisitions. Loss on debt extinguishment in the prior year quarter related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due on March 15, 2018. Restructuring charges decreased $43 million due to the reduction of certain positions within the Company’s global workforce in the prior year quarter. Other charges decreased $20 million primarily due to improved results in the Company’s equity investment in CIP.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	568		569

Net earnings and reported EPS (fully diluted)	$536	$0.94	$192	$0.34
Adjustments:
LIFO charge (credit) - net of tax of $2 million (1)	5	0.01	—	—
(Gains) losses on sales of assets and businesses - net of tax of $1 million in 2018 and $2 million in 2017 (2)	(20)	(0.04)	(10)	(0.02)
Asset impairment, restructuring, and settlement charges - net of tax of $0 million in 2018 and $38 million in 2017 (2)	2	—	69	0.12
Certain discrete tax adjustments	3	0.01	—	—
Adjustments related to acquisitions - net of tax of $1 million (2)	(3)	—	—	—
Loss on debt extinguishment - net of tax of $4 million (1)	—	—	7	0.01
Total adjustments	(13)	(0.02)	66	0.11
Adjusted net earnings and adjusted EPS	$523	$0.92	$258	$0.45

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2018 and 2017.

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Earnings before income taxes	$632	$225	$407
Interest expense	87	79	8
Depreciation and amortization	232	232	—
LIFO	7	—	7
(Gains) losses on sales of assets and businesses	(21)	(12)	(9)
Adjustments related to acquisitions	(4)	—	(4)
Loss on debt extinguishment	—	11	(11)
Asset impairment, restructuring, and settlement charges	2	107	(105)
Adjusted EBITDA	$935	$642	$293

	Three months ended
	September 30,
(In millions)	2018	2017	Change
Origination	$172	$84	$88
Oilseeds	408	168	240
Carbohydrate Solutions	364	379	(15)
Nutrition	103	101	2
Other	37	26	11
Corporate	(149)	(116)	(33)
Adjusted EBITDA	$935	$642	$293

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2018

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. During the second quarter of 2018, markets were more volatile amid escalating global trade tensions including the announcement of future tariffs on Chinese imports of U.S. soybeans. In Origination, dislocations in the market resulted in higher sales volumes and margins. In Oilseeds, dry conditions in Argentina resulted in a smaller soybean crop, which combined with continued good global meal demand, resulted in strong margins and volumes. South America oilseeds improved on better origination volumes and margins from stronger farmer selling. Demand and margins for refined oil remained solid. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. ethanol industry production remained at high levels. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, margins were pressured in the first quarter but improved slightly in the beginning of the second quarter. Nutrition benefited from strong demand for flavor ingredients and flavor systems and from strong demand for and favorable margin development in certain non-flavor food businesses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net earnings attributable to controlling interests increased $0.7 billion to $1.5 billion. Segment operating profit was $2.5 billion in the current period compared to $1.8 billion in the prior period. Included in segment operating profit in the current period was a net charge of $15 million consisting of asset impairment, restructuring, and settlement charges and gains on sales of a business and an asset. Included in segment operating profit in the prior period was a net charge of $74 million consisting of a net gain on sales of businesses and assets, impairment, restructuring, and settlement charges, and corn hedge timing effects. Adjusted segment operating profit increased $0.6 billion to $2.5 billion due to an increase in sales volumes of oils, soybeans, and corn, and flavors, improved margins in Origination, Oilseeds, and Nutrition, and the benefits of the 2017 biodiesel tax credit, partially offset by lower ethanol margins. Corporate results were a net charge of $739 million for the nine months compared to $737 million the same period last year. Corporate results for the nine months included a credit of $14 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $4 million the same period last year.

Income taxes of $250 million decreased $6 million due to a lower effective tax rate partially offset by higher earnings before income taxes. The Company’s effective tax rate for the nine months ended September 30, 2018 decreased to 14.3% compared to 24.0% for the nine months ended September 30, 2017, due primarily to the impacts of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, the 2017 biodiesel tax credit which was retroactively reinstated in January 2018, and favorable second quarter discrete items.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2018	2017	Change
Oilseeds	27,303	25,602	1,701
Corn	16,708	16,851	(143)
Total	44,011	42,453	1,558

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing demand for oilseed products. The overall decrease in corn is primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the third quarter of fiscal 2017 and production issues in the Decatur, Illinois corn complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$18,489	$16,998	$1,491
Transportation	182	154	28
Total Origination	18,671	17,152	1,519

Oilseeds
Crushing and Origination	12,872	10,917	1,955
Refining, Packaging, Biodiesel, and Other	5,888	6,096	(208)
Total Oilseeds	18,760	17,013	1,747

Carbohydrate Solutions
Starches and Sweeteners	5,048	4,893	155
Bioproducts	2,734	2,734	—
Total Carbohydrate Solutions	7,782	7,627	155

Nutrition
Wild Flavors and Specialty Ingredients	1,970	1,825	145
Animal Nutrition	920	848	72
Total Nutrition	2,890	2,673	217

Other	291	293	(2)
Total	$48,394	$44,758	$3,636

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

Revenues increased $3.6 billion to $48.4 billion due principally to higher sales volumes ($1.9 billion) and higher sales prices ($1.7 billion). The increase in sales volumes was due principally to an increase in volumes of oils, soybeans, and corn. The increase in sales prices was due to increases in meal and corn. Origination revenues increased 9% to $18.7 billion due to higher sales prices ($1.1 billion) and higher sales volumes ($0.4 billion). Oilseeds revenues increased 10% to $18.8 billion due to higher sales volumes ($1.2 billion) and higher sales prices ($0.5 billion). Carbohydrate Solutions revenues increased 2% to $7.8 billion due to higher sales volumes ($0.3 billion), partially offset by lower sales prices ($0.1 billion). Nutrition revenues increased 8% to $2.9 billion due to higher sales prices ($0.2 billion).

Cost of products sold increased $3.1 billion to $45.3 billion due principally to higher sales volumes and higher prices for commodities. Included in cost of products sold was a credit of $14 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $4 million in the prior year’s period. Manufacturing expenses increased $0.1 billion to $4.0 billion due to individually insignificant increases in certain expense categories.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign currency translation impacts increased both revenues and cost of products sold by $0.5 billion.

Gross profit increased $0.6 billion to $3.1 billion. Higher results in Crushing and Origination ($286 million), Refining, Packaging, Biodiesel, and Other ($91 million), Merchandising and Handling ($194 million), and Wild Flavors and Specialty Ingredients ($64 million) were partially offset by lower results in Bioproducts ($49 million). These factors are explained in the segment operating profit discussion on page 52. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $14 million in the current period compared to a $4 million positive impact in the prior period.

Selling, general, and administrative expenses increased 6% to $1.6 billion due principally to higher performance-related compensation accruals partially offset by a decrease in office related expenses and outside services.

Asset impairment, exit, and restructuring costs decreased $99 million to $41 million. Current period charges consisted of $12 million of an equity investment impairment, $21 million of asset impairment related to a financing receivable, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $6 million of individually insignificant restructuring charges in Corporate. Prior period charges consisted of $80 million of asset impairments primarily related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex and $13 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $47 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce.

Interest expense increased $21 million to $267 million due to higher short-term debt rates and higher borrowings.

Equity in earnings of unconsolidated affiliates increased $51 million to $378 million due to higher earnings from the Company’s investments in CIP and Olenex, partially offset by lower earnings from the Company’s other equity investments.

Other income - net of $42 million increased from a net expense of $7 million. Current period income included gains on disposals of a business, an equity investment, and individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses. Prior period expense included a charge related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due on March 15, 2018, foreign exchange losses, changes in contingent settlement provisions, the non-service cost components of net pension benefit cost, and an adjustment to the proceeds of the 2015 sale of the cocoa business, partially offset by gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$293	$94	$199
Transportation	70	49	21
Total Origination	363	143	220

Oilseeds
Crushing and Origination	493	192	301
Refining, Packaging, Biodiesel, and Other	308	196	112
Asia	241	236	5
Total Oilseeds	1,042	624	418

Carbohydrate Solutions
Starches and Sweeteners	699	705	(6)
Bioproducts	49	88	(39)
Total Carbohydrate Solutions	748	793	(45)

Nutrition
Wild Flavors and Specialty Ingredients	259	223	36
Animal Nutrition	18	16	2
Total Nutrition	277	239	38

Other	72	78	(6)

Specified Items:
Gains (losses) on sales of assets and businesses	21	20	1
Asset impairment, restructuring, and settlement charges	(36)	(98)	62
Hedge timing effects	—	4	(4)
Total Specified Items	(15)	(74)	59

Total Segment Operating Profit	$2,487	$1,803	$684

Adjusted Segment Operating Profit(1)	$2,502	$1,877	$625

Segment Operating Profit	$2,487	$1,803	$684
Corporate	(739)	(737)	(2)
Earnings Before Income Taxes	$1,748	$1,066	$682

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 154%. Merchandising and Handling was up significantly year-over-year. Global trade delivered strong results due to increased volumes, strong margins, and improved opportunities in the soybean value chain. North American grain was up due to improved margins and higher volumes. Transportation was up due primarily to higher freight rates.

Oilseeds operating profit increased 67%. Crushing and Origination results increased due to a strong margin environment. South America saw strong origination volumes and improving margins as farmer selling accelerated. Refining, Packaging, Biodiesel, and Other results were higher on approximately $120 million of income due to the passage of the 2017 biodiesel tax credit, solid biodiesel results, and higher earnings from the Company’s investment in Olenex, partially offset by weaker peanut shelling margins primarily caused by large peanut inventories and difficult market conditions. Asia results increased due to higher earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 6%. Starches and Sweeteners results decreased due to lower margins and volumes in liquid sweeteners partially offset by improved results from starches and dry sweeteners. Bioproducts results were down as record industry fuel ethanol inventories pressured margins and on higher costs due to production issues in the Decatur, IL corn complex, partially offset by effective ethanol risk management.

Nutrition operating profit increased 16%. Wild Flavors and Specialty Ingredients results were up due to improved sales and earnings across the segment. In Wild Flavors, an improved portfolio mix boosted sales and margins. Health and Wellness improved driven largely by increased contributions from bioactives. Specialty Ingredients was up due to improved volumes and margins in proteins and increased sales in fibers partially offset by lower results in polyols. Animal Nutrition was up with strong sales, a good product mix, and favorable positions on certain ingredients, mostly offset by issues that constrained lysine production volumes and increased manufacturing costs, as well as lower premix margins.

Other operating profit decreased 8% primarily due to lower underwriting performance from the Company’s captive insurance operations during the first half of 2018, partially offset by stronger results from its futures commission brokerage business due to higher short-term interest rates.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(In millions)
LIFO credit (charge)	$14	$4	$10
Interest expense - net	(236)	(232)	(4)
Unallocated corporate costs	(487)	(359)	(128)
Adjustments related to acquisitions	4	—	4
Loss on debt extinguishment	—	(11)	11
Restructuring charges	(6)	(47)	41
Other charges	(28)	(92)	64
Total Corporate	$(739)	$(737)	$(2)

Corporate results were a net charge of $739 million in the current period compared to $737 million in the prior period. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $14 million in the current period compared to a credit of $4 million in the prior period. Interest expense - net increased $4 million due to higher short-term debt rates partially offset by interest income related to a tax credit and lower-tax related expense. Unallocated corporate costs increased $128 million due principally to higher performance-related compensation accruals and railroad maintenance expense that has an offsetting benefit in income tax expense. Adjustments related to acquisitions related to net gains on foreign exchange derivative contracts entered into to economically hedge certain acquisitions. Loss on debt extinguishment in the prior period related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due on March 15, 2018. Restructuring charges decreased $41 million due to the reduction of certain positions within the Company’s global workforce in the prior period. Other charges decreased $64 million primarily due to improved results in the Company’s investment in CIP and lower non-service cost related pension expenses.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	567		574

Net earnings and reported EPS (fully diluted)	$1,495	$2.64	$807	$1.41
Adjustments:
LIFO charge (credit) - net of tax of $3 million in 2018 and $2 million in 2017 (1)	(11)	(0.02)	(2)	—
(Gains) losses on sales of assets and businesses - net of tax of $1 million in 2018 and $32 million in 2017 (2)	(20)	(0.04)	12	0.02
Asset impairment, restructuring, and settlement charges - net of tax of $12 million in 2018 and $47 million in 2017 (2)	30	0.05	98	0.17
Certain discrete tax adjustments	(4)	(0.01)	4	0.01
Adjustments related to acquisitions - net of tax of $1 million (2)	(3)	—	—	—
Loss on debt extinguishment - net of tax of $4 million(1)	—	—	7	0.01
Total adjustments	(8)	(0.02)	119	0.21
Adjusted net earnings and adjusted EPS	$1,487	$2.62	$926	$1.62

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2018 and 2017.

	Nine months ended
	September 30,
(In millions)	2018	2017	Change
Earnings before income taxes	$1,748	$1,066	$682
Interest expense	267	246	21
Depreciation and amortization	706	684	22
LIFO	(14)	(4)	(10)
(Gains) losses on sales of assets and businesses	(21)	(20)	(1)
Adjustments related to acquisitions	(4)	—	(4)
Loss on debt extinguishment	—	11	(11)
Asset impairment, restructuring, and settlement charges	42	145	(103)
Adjusted EBITDA	$2,724	$2,128	$596

	Nine months ended
	September 30,
(In millions)	2018	2017	Change
Origination	$493	$275	$218
Oilseeds	1,206	784	422
Carbohydrate Solutions	1,001	1,044	(43)
Nutrition	387	339	48
Other	95	90	5
Corporate	(458)	(404)	(54)
Adjusted EBITDA	$2,724	$2,128	$596

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $3.7 billion for the nine months compared to $3.2 billion for the same period last year. Working capital changes decreased cash by $5.6 billion for the nine months compared to $4.8 billion for the same period last year. Inventories decreased approximately $0.6 billion due to lower inventory quantities. Trade payables declined approximately $0.8 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $5.4 billion for the nine months and the same period last year was offset by $5.4 billion of net consideration received for beneficial interest obtained for selling trade receivables which were previously classified as operating activities for the nine months and the same period last year, that are now classified as investing activities in accordance with the amended guidance of Topic 230.

Cash provided by investing activities was $4.6 billion for the nine months compared to $4.5 billion for the same period last year. Capital expenditures and net assets of businesses acquired were $0.9 billion for the nine months and the same period last year. Investments in and advances to affiliates related to the joint venture with Cargill and investment in Aston Foods were $0.1 billion for the nine months compared to $0.3 billion of additional investment in Wilmar for the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $5.4 billion for the nine months and the same period last year.

Cash used in financing activities was $0.1 billion for the nine months compared to $1.0 billion for the same period last year. Long-term debt borrowings in the current year related to the €650 million ($754 million as of September 30, 2018) aggregate principal amount of 1.0% Notes issued on September 12, 2018. Long-term debt payments for the nine months were $13 million compared to $0.8 billion for the same period last year, which related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due in March 2018 and the retirement of the $261 million bond that matured in April 2017. Commercial paper payments for the nine months were $0.3 billion compared to commercial paper borrowings of $0.6 billion for the same period last year. There was an immaterial amount of share repurchases for the nine months compared to $0.7 billion for the same period last year.

At September 30, 2018, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1. Included in working capital was $5.4 billion of readily marketable commodity inventories. At September 30, 2018, the Company’s capital resources included shareholders’ equity of $19 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $8.8 billion, of which $6.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 26% at September 30, 2018 and 27% at December 31, 2017. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 27% at September 30, 2018 and December 31, 2017. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.4 billion of U.S. commercial paper outstanding at September 30, 2018. There was no commercial paper outstanding under the European program at September 30, 2018.

As of September 30, 2018, the Company had $0.9 billion of cash and cash equivalents, $0.3 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.8 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs, as amended, provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2018, the Company utilized $1.5 billion of its facility under the Programs. The Programs are due to terminate during the first half of 2019. However, the Company currently expects to extend these Programs upon termination.

For the nine months ended September 30, 2018, the Company spent approximately $0.6 billion in capital expenditures and $0.6 billion in dividends. The Company has a stock repurchase program and has acquired an insignificant number of shares for the nine months ended September 30, 2018. The Company has 13.8 million shares remaining that may be repurchased under the stock repurchase program until December 31, 2019.

The Company expects capital expenditures of approximately $0.8 billion and cash outlays of approximately $0.8 billion in dividends during 2018.

In July 2018, the Company announced that it has reached an agreement to purchase Neovia, a French-headquartered global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, for $1.8 billion (€1.5 billion) subject to customary adjustments and regulatory approvals. The Company plans to fund the transaction using operating cash flows and other sources of liquidity.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2018 and December 31, 2017 were $13.0 billion and $9.5 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories. As of September 30, 2018, the Company expects to make payments related to purchase obligations of $11.2 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2018.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2018.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2018 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2018		December 31, 2017
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$434	$43	$455	$46
Lowest position	25	2	(82)	(8)
Average position	245	25	213	21

The change in fair value of the average position was the result of an increase in quantities partially offset by a decrease in prices underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2018. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
July 1, 2018 to
July 31, 2018	2,205	$45.287	334	13,759,113

August 1, 2018 to
August 31, 2018	4,746	49.816	185	13,758,928

September 1, 2018 to
September 30, 2018	503	49.811	147	13,758,781
Total	7,454	$48.476	666	13,758,781

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2018, there were 6,788 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through February 9, 2017 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

4.1	The registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish a copy of each instrument with respect to long-term debt.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: November 6, 2018