Form 10-K
period 2018-12-31
ARCHER DANIELS MIDLAND CO
filed 2019-02-19
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value—$25.5 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 29, 2018)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—560,088,795 shares
(February 14, 2019)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 2, 2019, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  In some cases, you can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “anticipates”, “believes”, “expects”, “plans”, “future”, “intends”, “could”, “estimate”, “predict”, “potential” or “contingent”, the negative of these terms or other similar expressions.  The Company’s actual results could differ materially from those discussed or implied herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 31, 2018.  Among these risks are legislative acts; changes in the prices of food, feed, and other commodities, including gasoline; and macroeconomic conditions in various parts of the world.  To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company) was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902.  The Company is one of the world’s leading producers of food and beverage ingredients, and other products made from a variety of agricultural products. The Company's products include natural flavors and colors, health and nutrition products, vegetable oil, corn sweeteners, flour, animal feed, and biofuels.  The Company has an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, and barley, as well as products derived from those inputs.  The Company has significant investments in joint ventures.  The Company expects to benefit from these investments, which typically aim to expand or enhance the Company’s market for its products or offer other benefits including, but not limited to, geographic or product line expansion.

The Company’s vision is to be the most admired global agribusiness and nutrition company while creating value and growing responsibly. The Company’s growth strategy is spread across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates. The Company desires to execute this vision and these strategies by conducting its business in accordance with its core values of operating with integrity, treating others with respect, achieving excellence, being resourceful, displaying teamwork, and being responsible.

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

Segment Descriptions

The Company’s operations are organized, managed, and classified into four reportable business segments: Origination, Oilseeds, Carbohydrate Solutions, and Nutrition.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data” (Item 8).

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure. The Company's new segments are Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing), and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling, which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds.

Origination

The Origination segment utilizes its extensive global grain elevator and transportation networks and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment also includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture.

Item 1.	BUSINESS (Continued)

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, Washington and a grain export elevator in Portland, Oregon.

Oilseeds

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl (Olenex) joint ventures. In June 2018, the Company invested in SoyVen, a 50% joint venture with Cargill, to provide soybean meal and oil for customers in Egypt. In July 2018, the Company completed the sale of its oilseeds operations in Bolivia to Inversiones Piuranas S.A. In December 2018, the Company completed the acquisition of certain soybean origination, crushing, refining, and bottling assets from Brazil-based Algar Agro.

The Company has a 24.9% equity interest in Wilmar, a Singapore publicly listed company. Wilmar is a leading agribusiness group in Asia engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, packaged oils and foods, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

Stratas Foods LLC, a joint venture between the Company and ACH Jupiter, LLC, a subsidiary of Associated British Foods, procures, packages, and sells edible oils in North America.  The Company has a 50% ownership interest in this joint venture.

The Company has a 50% interest in Edible Oils Limited, a joint venture between the Company and Princes Limited to procure, package, and sell edible oils in the United Kingdom.  The Company also formed a joint venture with Princes Limited in Poland to procure, package, and sell edible oils in Poland, the Czech Republic, Slovakia, Hungary, and Austria.

Olenex Sarl (Olenex), a joint venture between the Company and Wilmar, produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe.  In addition, Olenex markets refined oils and fats from the Company's plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K. The Company has a 37.5% ownership interest in this joint venture.
The Company is a major supplier of agricultural commodity raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Item 1.	BUSINESS (Continued)

Carbohydrate Solutions

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

Red Star Yeast Company, LLC, a joint venture in which the Company has a 40% interest, produces and sells fresh and dry yeast in the United States and Canada.

Nutrition

The Nutrition segment engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In August 2018, the Company completed the acquisition of Probiotics International Limited, a British-based provider of probiotic supplements for human, pet, and production-animal uses, and Rodelle Inc., a premium originator, processor and supplier of vanilla products. In January 2019, the Company completed the acquisition of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries.

Other

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Limited, a member of several derivative and commodity exchanges and clearing houses in Europe, ADMIS Hong Kong Limited, and ADMIS Singapore Pte. Limited are wholly owned subsidiaries of the Company offering brokerage services in Europe and Asia.

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of the Company, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements and retained a portion of the crop insurance risk written by ADM Crop Risk Services, a wholly owned subsidiary engaged in the selling and servicing of crop insurance policies to farmers, which was sold on May 1, 2017 to Validus Holdings, a global group of insurance and reinsurance companies.

Corporate

Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), a joint venture in which the Company has a 43.7% interest, targets investments in food, feed ingredients, and bioproducts businesses.

Item 1.	BUSINESS (Continued)

Methods of Distribution

The Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to customers’ facilities.  The Company has developed a comprehensive transportation capability to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases a significant portion of the trucks, trailers, railroad tank and hopper cars, river barges, towboats, and ocean-going vessels used to transport the Company’s products to its customers.

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2018	2017	2016
Soybeans	16%	17%	17%
Soybean Meal	14%	13%	13%
Corn	12%	10%	10%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Nutrition segment, expand the Company’s ability to serve customers’ evolving needs through its offering of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2019.

Source and Availability of Raw Materials

A significant majority of the Company’s raw materials are agricultural commodities.  In addition, the Company sources specific fruits, vegetables, and nuts for extracts to make flavors and colors. In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, EMEA, Asia, and Australia, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Patents, Trademarks, and Licenses

The Company owns patents, trademarks, and licenses with a net book value of $269 million as of December 31, 2018. The Company does not consider any segment of its business to be dependent upon any single or group of patents, trademarks or licenses.

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

Research and Development

Research and development expense during the year ended December 31, 2018, net of reimbursements of government grants, was $141 million.

The Company’s laboratories and technical centers around the world enhance its ability to interact with customers globally, not only to provide flavors, but also to support the sales of other food ingredients. The acquisition of Wild Flavors in October 2014 approximately doubled the number of scientists and technicians in research and development. Since that time, additional laboratories have been added, including food & beverages applications laboratories in Fort Collins, Colorado and Bergamo, Italy as well as expanded laboratories in Decatur, Illinois and Shanghai, China. In April 2018, the Company also opened its new enzyme development laboratory in Davis, California to advance the research and development of feed enzyme as well as enzymes for internal use.

The Company expanded its human health and nutrition portfolio in February 2017 with the acquisition of a controlling interest in Biopolis SL (Biopolis), a leading provider of probiotics and genomic services. Biopolis provides genomic sequencing capabilities for the Company's customers as well as for its internal use. Biopolis also has high through-put biological functionality testing capabilities that can be used to discover new probiotics and nutraceuticals. In January 2018, the Company announced a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed. In August 2018, the Company further expanded its probiotics business with the acquisition of Probiotics International Limited.

ADM Ventures, which was launched by the Company in October 2016, continues to select high-potential, new product development projects from within its business units. The first internal venture funded project, a new sweetener, has been fully commercialized and is being sold in the United States by our Carbohydrate Solutions team. ADM Ventures has also made equity investments in three promising early-stage start-up companies and is looking at several others in which the Company may choose to invest.

The Company is continuing to invest in research to develop a broad range of sustainable materials with an objective to produce key intermediate materials that serve as a platform for producing a variety of sustainable packaging products. Conversion technologies include utilizing expertise in both fermentation and catalysis. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. The Company’s project with DuPont to develop sustainable packaging solutions with improved barrier properties has progressed to a pilot production facility that opened in April 2018. This facility provides samples for customers as well as engineering data for a full-scale plant.

Environmental Compliance

During the year ended December 31, 2018, the Company spent $42 million specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce greenhouse gas emissions including, but not limited to, the U.S., Canada, Mexico, the E.U. and its member states, and China. The Company's operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet their obligations in this regard with no significant impact on the earnings and competitive position of the Company. The Company’s business could be affected in the future by additional global, regional, national, and local regulation, pricing of greenhouse gas emissions or other climate change legislation, regulation or agreements. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or

Item 1.	BUSINESS (Continued)

agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment.

Number of Employees

The number of full-time employees of the Company was approximately 31,600 at December 31, 2018 and 31,300 at December 31, 2017.  The net increase in the number of full-time employees is primarily related to acquisitions net of divestitures.

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

The availability and prices of the agricultural commodities and agricultural commodity products the Company procures, transports, stores, processes, and merchandises can be affected by climate change, weather conditions, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside the Company's control such as changes in weather and climate, crop disease, plantings, government programs and policies, competition, and changes in global demand.  The Company uses a global network of procurement, processing, and transportation assets, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. Management-established limits (including a corporate wide value-at-risk metric), with robust internal reporting, help to optimize results versus the Company’s strategic plans. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities.

Reduced supply of agricultural commodities could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.  For example, a drought in Argentina in 2017 and 2018 reduced the availability of corn and soybean inventories while prices increased.  High and volatile commodity prices can place more pressures on short-term working capital funding. Conversely, if supplies are abundant and crop production globally outpaces demand for more than one or two crop cycles, price volatility is somewhat diminished. This could result in reduced operating results due to the lack of supply chain dislocations and reduced market spread and basis opportunities.

Advances in technology, such as seed and crop protection, farming techniques, or speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of agricultural merchandisers and processors such as the Company.

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors, who can be different depending upon each of the business segments in which it participates.  The Company competes for the acquisition of inputs such as agricultural commodities, transportation services, and other materials and supplies, as well as for workforce and talent. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors:  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation; many of the products bought and sold by the Company are global commodities or are derived from global commodities that are highly price competitive and, in many cases, subject to substitution; significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products; improved yields in different crop growing regions may reduce the reliance on origination territories in which the Company has a significant presence; and continued merger and acquisition activities resulting in further consolidations could result in greater cost competitiveness and global scale of certain players in the industry, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, the Company focuses on improving efficiency in its production and distribution operations, developing and maintaining appropriate market presence, maintaining a high level of product safety and quality, and working with customers to develop new products and tailored solutions.

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

Item 1A.	RISK FACTORS (Continued)

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products, or in the case of ethanol, blended into gasoline to increase octane content. Therefore, the selling prices of ethanol and biodiesel can be impacted by the selling prices of gasoline, diesel fuel, and other octane enhancers.  A significant decrease in the price of gasoline, diesel fuel, or other octane enhancers could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel. The Company uses derivative contracts as anticipatory hedges for both purchases of commodity inputs and sales of energy-based products in order to protect itself in the near term against these price trends and to protect and maximize processing margins.

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 55 percent of the Company’s processing plants and 61 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in more than 170 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in areas including: Accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation. Resolution of some of these tax disputes could take many years and interest and penalties may be accruing in the meantime, thereby significantly increasing the notional amount of the exposures.

The production of the Company’s products use materials which can create emissions of certain regulated substances, including greenhouse gas emissions.  The Company has programs and policies in place (e.g., Corporate Sustainability Program, No-Deforestation Policy, Environmental Policy, etc.) to help ensure compliance with laws and regulations, as any failure to comply can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

In addition, changes to regulations or implementation of additional regulations - for example, the imposition of regulatory restrictions on greenhouse gases or regulatory modernization of food safety laws - may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and adversely affect operating results.

Item 1A.	RISK FACTORS (Continued)

Government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; regulatory policies or matters that affect a variety of businesses; taxation polices; and political instability could adversely affect the Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, regulations, and trade agreements, including taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions, including policies related to genetically modified organisms, traceability standards, product safety and labeling, renewable fuels, and low carbon fuel mandates. These policies can influence the planting of certain crops; the location and size of crop production; whether unprocessed or processed commodity products are traded; the volume and types of imports and exports; the availability and competitiveness of feedstocks as raw materials; the viability and volume of production of certain of the Company’s products; and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel including, but not limited to, changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, can have an impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company's ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: Changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. There has been a recent increase in populism and nationalism in various countries around the world and the concept and benefits of free trade are being challenged. The Company has benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the China trade tariffs, Iran sanctions) could negatively impact the Company's ability to enter certain markets or the price of products may become less competitive in those markets.

The Company’s strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, and expanding its value-added product portfolio. Government policies including, but not limited to, antitrust and competition law, trade restrictions, food safety regulations, sustainability requirements, and traceability, can impact the Company’s ability to execute this strategy successfully.

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

The Company is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; socially acceptable farming practices; environmental, health, and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The Company has a particularly strong capability and culture around occupational health and safety and food safety; however, risks to the Company's reputation may exist due to potential negative publicity caused by product liability, food safety, occupational health and safety, and environmental matters.

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with economic, product quality, feed safety or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry, which could adversely affect demand for the Company’s products used as ingredients in feed.  In addition, as the Company increases its investment in flavors and ingredients businesses, it is exposed to increased risks related to rapidly changing consumer preferences and the impacts these changes could have on the success of certain of the Company's customers.

Item 1A.	RISK FACTORS (Continued)

The Company is exposed to potential business disruption including, but not limited to, disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services the disruption of which could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism (for example, purposeful adulteration of the Company’s products), war, natural disasters, severe weather conditions, accidents, explosions, and fires. The Company is continuing to enhance and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in the supply chain and finished products in production and distribution networks. In addition, the Company conforms to management systems, such as International Organization for Standardization (ISO) or other recognized global standards.

The Company’s business is capital-intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Sufficient credit ratings allow the Company to access cost competitive tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies on risk management practices.

The Company’s risk management strategies may not be effective.

The Company has a Chief Risk Officer who regularly reports to the Board of Directors on the myriad of risks facing the Company and the Company's strategies for mitigating the risks. In particular, the Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets.  The Company monitors position limits and counterparty risks and engages in other strategies and controls to manage these risks. The Company regularly reports its aggregate commodity risk exposures to the Board of Directors through the ERM process. The Company has an established commodity merchandising governance process to ensure proper position reporting and monitoring, limit approvals, and execute training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

Item 1A.	RISK FACTORS (Continued)

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $5.3 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2018 was $6.8 billion.  Risks related to these investments may include: The financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the partner.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: Ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements.  The Company is also in the process of implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of data privacy regulations, including the European Union General Data Protection Regulation implemented in 2018, continues to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks, and has instituted control procedures for cyber security incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches, and reports metrics on the quality of the Company’s data security efforts and control environment to the highest level of management and to the Board of Directors. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

The Company may fail to realize the benefits or experience delays in the execution of its growth strategy, encompassing organic and inorganic initiatives, outside the U.S. and in businesses where the Company does not currently have a large presence.

As the Company executes its growth strategy, through both organic and inorganic growth, it may encounter risks which could result in increased costs, decreased revenues, and delayed synergies. Recent investments outside the U.S. include Neovia, certain assets of Brazil-based Algar Agro, Protexin, and Rodelle, Inc. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to the acquisition may not identify a material liability or issue that could impact the Company's reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	144	4	148	226	50	276
International	109	14	123	90	84	174
	253	18	271	316	134	450

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 200 warehouses and terminals primarily used as bulk storage facilities and 46 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,800 barges, 12,000 rail cars, 360 trucks, 1,200 trailers, 100 boats, and 10 oceangoing vessels; and leases, under operating leases, approximately 610 barges, 16,400 rail cars, 240 trucks, 190 trailers, 4 boats, and 12 oceangoing vessels.

	Origination Processing Plants
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	1	—
Total	1	—
Daily capacity
Metric tons (in 1,000’s)	1	—
Grand Total	1	—
Total daily capacity
Metric tons (in 1,000’s)	1	—

*The U.S. plant is located in California.

Item 2.	PROPERTIES (Continued)

	Origination Procurement Facilities
	Merchandising & Handling
	Owned	Leased
North America
U.S.*	142	11
Canada	1	—
Dominican Republic	1	—
Total	144	11
Daily/Storage capacity
Metric tons (in 1,000’s)	12,273	531
South America
Argentina	3	1
Colombia	—	9
Ecuador	—	2
Total	3	12
Daily/Storage capacity
Metric tons (in 1,000’s)	389	506
Europe
Germany	2	—
Ireland	1	1
Poland	1	—
Romania	11	4
Ukraine	7	—
Total	22	5
Daily/Storage capacity
Metric tons (in 1,000’s)	1,227	78
Grand Total	169	28
Total daily/storage capacity
Metric tons (in 1,000’s)	13,889	1,115

*The U.S. procurement facilities are located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Oilseeds Processing Plants
	Owned				Leased
	Crushing & Origination	Refining, Packaging, Biodiesel & Other	Asia	Total	Crushing & Origination	Refining, Packaging, Biodiesel & Other	Asia	Total
North America
U.S.*	23	34	—	57	—	2	—	2
Canada	3	4	—	7	—	—	—	—
Mexico	1	—	—	1	—	—	—	—
Total	27	38	—	65	—	2	—	2
Daily capacity
Metric tons (in 1,000’s)	62	24	—	86	—	—	—	—
South America
Argentina	—	1	—	1	—	—	—	—
Brazil	7	12	—	19	1	—	—	1
Paraguay	1	—	—	1	—	—	—	—
Peru	—	1	—	1	—	—	—	—
Total	8	14	—	22	1	—	—	1
Daily capacity
Metric tons (in 1,000’s)	19	9	—	28	1	—	—	1
Europe
Belgium	—	1	—	1	—	—	—	—
Czech Republic	1	1	—	2	—	—	—	—
Germany	4	8	—	12	—	—	—	—
Netherlands	1	1	—	2	—	—	—	—
Poland	2	5	—	7	—	—	—	—
Ukraine	1	—	—	1	—	—	—	—
United Kingdom	1	3	—	4	—	—	—	—
Total	10	19	—	29	—	—	—	—
Daily capacity
Metric tons (in 1,000’s)	36	15	—	51	—	—	—	—
Asia
India	—	—	2	2	—	—	1	1
Total	—	—	2	2	—	—	1	1
Daily capacity
Metric tons (in 1,000’s)	—	—	1	1	—	—	1	1
Africa
South Africa	—	3	—	3	—	1	—	1
Total	—	3	—	3	—	1	—	1
Daily capacity
Metric tons (in 1,000’s)	—	2	—	2	—	—	—	—
Grand Total	45	74	2	121	1	3	1	5
Total daily capacity
Metric tons (in 1,000’s)	117	50	1	168	1	—	1	2

*The U.S. plants in the table above are located in Alabama, California, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Oilseeds Procurement Facilities
	Owned			Leased
	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Total	Crushing & Origination	Refining, Packaging, Biodiesel, & Other	Asia	Total
North America
U.S.*	3	59	62	—	38	—	38
Canada	5	—	5	—	—	—	—
Total	8	59	67	—	38	—	38
Daily/Storage capacity
Metric tons (in 1,000’s)	263	253	516	—	123	—	123
South America
Brazil	38	—	38	—	—	—	—
Paraguay	13	—	13	2	—	—	2
Peru	—	—	—	2	—	—	2
Uruguay	1	—	1	6	—	—	6
Total	52	—	52	10	—	—	10
Daily/Storage capacity
Metric tons (in 1,000’s)	2,150	—	2,150	343	—	—	343
Europe
Germany	1	—	1	—	—	—	—
Netherlands	1	—	1	—	—	—	—
Poland	4	—	4	—	—	—	—
United Kingdom	—	—	—	3	—	—	3
Total	6	—	6	3	—	—	3
Daily/Storage capacity
Metric tons (in 1,000’s)	428	—	428	4	—	—	4
Asia
India	—	—	—	—	—	48	48
Total	—	—	—	—	—	48	48
Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	—	72	72
Grand Total	66	59	125	13	38	48	99
Total daily/storage capacity
Metric tons (in 1,000’s)	2,841	253	3,094	347	123	72	542

*The U.S. procurement facilities are located in Alabama, Arkansas, Florida, Georgia, Iowa, Michigan, Mississippi, North Carolina, Oklahoma, South Carolina, and Texas.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Processing Plants
	Owned			Leased
	Starches & Sweeteners	Bioproducts	Total	Starches & Sweeteners
North America
U.S.*	35	3	38	—
Canada	8	—	8	—
Barbados	1	—	1	—
Belize	1	—	1	—
Grenada	1	—	1	—
Jamaica	2	—	2	—
Total	48	3	51	—
Daily capacity
Metric tons (in 1,000’s)	71	24	95	—
Europe
United Kingdom	3	—	3	4
Bulgaria	1	—	1	—
France	1	—	1	—
Turkey	1	—	1	—
Total	6	—	6	4
Daily capacity
Metric tons (in 1,000’s)	5	—	5	1
Asia
China	1	—	1	—
Total	1	—	1	—
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—
Africa
Morocco	1	—	1	—
Total	1	—	1	—
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—
Grand Total	56	3	59	4
Total daily capacity
Metric tons (in 1,000’s)	76	24	100	1

*The U.S. processing plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Procurement Facilities
	Owned			Leased
	Starches & Sweeteners	Bioproducts	Total	Starches & Sweeteners	Bioproducts	Total
North America
U.S.*	3	—	3	1	—	1
Canada	—	—	—	2	—	2
Total	3	—	3	3	—	3
Daily/Storage capacity
Metric tons (in 1,000’s)	194	—	194	154	—	154
Europe
United Kingdom	—	—	—	4	—	4
Total	—	—	—	4	—	4
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—	19	—	19
Grand Total	3	—	3	7	—	7
Total daily/storage capacity
Metric tons (in 1,000’s)	194	—	194	173	—	173

*The U.S. procurement facilities are located in Minnesota and Washington.

Item 2.	PROPERTIES (Continued)

	Nutrition Processing Plants
	Owned			Leased
	WFSI	Animal Nutrition	Total	WFSI	Animal Nutrition	Total
North America
U.S.*	23	25	48	1	1	2
Canada	1	3	4	—	—	—
Puerto Rico	—	2	2	—	1	1
Trinidad & Tobago	—	1	1	—	—	—
Total	24	31	55	1	2	3
Annual capacity
Metric tons (in 1,000’s)	601	1,809	2,410	31	11	42
South America
Brazil	1	—	1	1	—	1
Total	1	—	1	1	—	1
Annual capacity
Metric tons (in 1,000’s)	43	—	43	3	—	3
Europe
Germany	4	—	4	2	—	2
France	1	—	1	—	—	—
Netherlands	1	—	1	1	—	1
Poland	1	—	1	—	—	—
Spain	2	—	2	—	—	—
Turkey	—	—	—	1	—	1
United Kingdom	1	—	1	—	—	—
Total	10	—	10	4	—	4
Annual capacity
Metric tons (in 1,000’s)	308	—	308	758	—	758
Asia
China	1	5	6	—	—	—
India	—	—	—	1	—	1
Total	1	5	6	1	—	1
Annual capacity
Metric tons (in 1,000’s)	26	381	407	—	—	—
Grand Total	36	36	72	7	2	9
Total annual capacity
Metric tons (in 1,000’s)	978	2,190	3,168	792	11	803

*The U.S. processing plants are located in Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Jersey, North Dakota, Ohio, Pennsylvania, Texas, and Washington.

Item 2.	PROPERTIES (Continued)

	Nutrition Procurement Facilities
	Owned
	WFSI	Animal Nutrition	Total
North America
U.S.*	19	—	19
Total	19	—	19
Daily/Storage capacity
Metric tons (in 1,000’s)	267	—	267
Grand Total	19	—	19
Total daily/storage capacity
Metric tons (in 1,000’s)	267	—	267

*The U.S. procurement facilities are located in Idaho, Michigan, Minnesota, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

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

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at December 31, 2018, was 9,495.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2018 to October 31, 2018	48,876	$48.838	164	13,758,617
November 1, 2018 to November 30, 2018	546,379	45.785	546,336	13,212,281
December 1, 2018 to December 31, 2018	1,149,514	45.023	1,148,867	12,063,414
Total	1,744,769	$45.369	1,695,367	12,063,414

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2018, there were 49,402 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2) On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2013 and assumes all dividends have been reinvested through December 31, 2018.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

Index Data: Copyright© Standard and Poor's, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended
	December 31
	2018	2017	2016	2015	2014

Revenues	$64,341	$60,828	$62,346	$67,702	$81,201
Depreciation	812	802	787	799	850
Net earnings attributable to controlling interests	1,810	1,595	1,279	1,849	2,248
Basic earnings per common share	3.21	2.80	2.18	2.99	3.44
Diluted earnings per common share	3.19	2.79	2.16	2.98	3.43
Cash dividends	758	730	701	687	624
Per common share	1.34	1.28	1.20	1.12	0.96
Working capital	8,812	7,355	7,872	8,324	10,426
Current ratio	1.7	1.6	1.6	1.6	1.7
Inventories	8,813	9,173	8,831	8,243	9,374
Net property, plant, and equipment	9,953	10,138	9,758	9,853	9,851
Gross additions to property, plant, and equipment	845	1,100	882	1,350	1,357
Total assets	40,833	39,963	39,769	40,157	43,997
Long-term debt, excluding current maturities	7,698	6,623	6,504	5,779	5,528
Shareholders’ equity	18,996	18,322	17,181	17,915	19,630
Per common share	33.98	32.89	29.98	30.11	30.82
Weighted average shares outstanding-basic	564	569	588	618	653
Weighted average shares outstanding-diluted	567	572	591	621	656

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2018 included net gains totaling $13 million ($13 million after tax, equal to $0.02 per share) related to the sale of businesses and assets; charges of $292 million ($226 million after tax, equal to $0.40 per share) consisting of a non-cash pension settlement charge related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan, charges related to a discontinued software project, a long-term receivable, an equity investment, certain long-lived assets, and several individually insignificant asset impairment charges, restructuring charges in Corporate primarily related to the reorganization of IT services in Corporate and several individually insignificant restructuring charges, and other settlement charges; charges of $8 million ($6 million after tax, equal to $0.01 per share) related to acquisition expenses and net losses on foreign currency derivative contracts to economically hedge certain acquisitions; and net tax benefits due to changes in the provisional transition tax amount related to the enactment of the Tax Cuts and Jobs Act and certain discrete items totaling $33 million (equal to $0.06 per share).

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2017 included gains totaling $22 million ($10 million after tax loss, equal to $0.02 per share) primarily related to the sale of the crop risk services business partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business; charges of $214 million ($144 million after tax, equal to $0.25 per share) consisting of asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, restructuring charges related to the reduction of certain positions within the Company’s global workforce, several individually insignificant asset impairments and restructuring charges, and provisions for contingent losses related to certain settlement items; a debt extinguishment charge of $11 million ($7 million after tax, equal to $0.01 per share) related to the early redemption of the Company’s $559 million notes due on March 15, 2018; and net tax benefits related to the Tax Cuts and Jobs Act and certain discrete tax adjustments totaling $366 million (equal to $0.64 per share).

•
Net earnings attributable to controlling interests for the year ended December 31, 2016 included gains totaling $119 million ($100 million after tax, equal to $0.17 per share) primarily related to recovery of loss provisions and gains related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors; a gain of $38 million ($24 million after tax, equal to $0.04 per share) related to a U.S. retiree medical benefit plan curtailment; charges of $117 million ($77 million after tax, equal to $0.13 per share) primarily related to legal fees and settlement, impairment of software, investments, and certain long-lived assets; a $10 million ($8 million after tax, equal to $0.02 per share) loss on sale of individually immaterial assets; and certain discrete tax adjustments totaling $24 million (equal to $0.04 per share) related to valuation allowances, deferred tax re-rates, and changes in assertion.

•
Net earnings attributable to controlling interests for the year ended December 31, 2015 included gains totaling $530 million ($515 million after tax, equal to $0.83 per share) related primarily to the sale of the cocoa, chocolate, and lactic businesses, revaluation of the Company’s previously held investments in North Star Shipping, Minmetal, and Eaststarch C.V. in conjunction with the acquisition of the remaining interests, and the sale of a 50% interest in the Barcarena export terminal facility in Brazil to Glencore plc; long-lived asset impairment charges of $129 million ($109 million after tax, equal to $0.18 per share) related primarily to certain international Oilseeds Processing facilities, sugar ethanol facilities in Brazil, and goodwill, intangible, and property, plant, and equipment asset impairments; restructuring and exit charges of $71 million ($63 million after tax, equal to $0.10 per share) related to an international pension plan settlement, sugar ethanol facilities in Brazil, and other restructuring charges; loss provisions, settlements, and inventory writedown of $67 million ($58 million after tax, equal to $0.09 per share); certain discrete tax adjustments totaling $60 million (equal to $0.10 per share) related to valuation allowances and deferred tax re-rates; and loss on debt extinguishment of $189 million ($118 million after tax, equal to $0.19 per share) related to the cash tender offers and redemption of certain of the Company’s outstanding debentures.

•
Net earnings attributable to controlling interests for the year ended December 31, 2014 included a gain on sale of assets related to the sale of the fertilizer business and other asset of $135 million ($89 million after tax, equal to $0.14 per share); gain of $156 million ($97 million after tax, equal to $0.15 per share) upon the Company’s effective dilution in the Pacificor (formerly Kalama Export Company) joint venture resulting from the contribution of additional assets by another member in exchange for new equity units; and loss of $102 million ($63 million after tax, equal to $0.10 per share) on Euro foreign currency derivative contracts entered into to economically hedge the Wild Flavors acquisition; asset impairment charges related to certain fixed assets of $41 million ($26 million after tax, equal to $0.04 per share) and $64 million ($41 million after tax, equal to $0.06 per share) of costs related to the relocation of the global headquarters to Chicago, Illinois, and restructuring charges related to the Wild Flavors acquisition and Toepfer integration following the acquisition of the minority interest and other restructuring charges; a charge of $98 million ($61 million after tax, equal to $0.09 per share) related to pension settlements; and certain discrete tax adjustments of $15 million (equal to $0.02 per share) related to deferred tax re-rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company’s vision is to be the most admired global agribusiness and nutrition company while creating value and growing responsibly. The Company’s growth strategy is spread across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates. The Company desires to execute this vision and these strategies by conducting its business in accordance with its core values of operating with integrity, treating others with respect, achieving excellence, being resourceful, displaying teamwork, and being responsible.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients.  The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 170 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company also engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed, and classified into four reportable business segments: Origination, Oilseeds, Carbohydrate Solutions, and Nutrition.  Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other.  Financial information with respect to the Company’s reportable business segments is set forth in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8.

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure. The Company's new segments are Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing), and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling, which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds.

Prior period results have been reclassified to conform to the current period presentation.

The Company’s recent significant portfolio actions and announcements include:

•	the investment in June 2018 of a 50% interest in SoyVen, a joint venture with Cargill to provide soybean meal and oil for customers in Egypt;

•	the acquisition in June 2018 of a 50% equity stake in the starches and sweeteners business of Russian-based Aston Foods and Food Ingredients;

•	the sale in July 2018 of the Company’s oilseeds operations in Bolivia to Inversiones Piuranas S.A.;

•	the acquisition in August 2018 of Probiotics International Limited, a British-based provider of probiotic supplements for human, pet, and production-animal uses;

•	the acquisition in August 2018 of Rodelle Inc., a premium originator, processor and supplier of vanilla products;

•
the announcement in October 2018 of the launch of GrainBridge LLC, a 50% joint venture with Cargill that will develop and offer revolutionary new digital tools to help farmers make more informed grain marketing decisions based on personalized production economics;

•	the acquisition in December 2018 of certain soybean origination, crushing, refining, and bottling assets from Brazil-based Algar Agro;

•	the acquisition in January 2019 of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries;

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
the announcement in January 2019 of an agreement to purchase Florida Chemical Company, one of the world's largest providers of citrus oils and ingredients, which is subject to regulatory approval and expected to close in the first quarter of 2019; and

•
the announcement in January 2019 of an agreement to purchase the remaining 50% interest owned by Invivo in Gleadell Agriculture Ltd., a current joint venture with Invivo, which is subject to regulatory approval and is expected to close in the first quarter of 2019.

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness culture. During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data and analytics, process simplification and standardization, and behavioral and cultural change; building upon its earlier 1ADM and operational excellence programs. Readiness will also support the execution of the Company's growth strategies across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates.

Operating Performance Indicators

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

The Company has consolidated subsidiaries in more than 80 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In 2018, markets were volatile amid escalating global trade tensions including the announcement of tariffs on Chinese imports of U.S. soybeans. In Origination, strong demand for feedstuffs in light of weather conditions in Northern Europe resulted in higher sales volumes and margins in destination markets, and strong basis positions across commodities resulted in higher margins. In Oilseeds, dry conditions in Argentina resulted in a smaller soybean crop, which combined with continued good global meal demand, resulted in strong global crushing margins and volumes. South American origination volumes and margins benefited from stronger farmer selling. Demand and margins for refined oil remained solid, and biodiesel margins improved. Excess global peanut supply resulted in weak peanut margins. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. ethanol industry production remained at high levels. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, margins continue to remain under pressure. Nutrition benefited from strong demand for flavor ingredients and flavor systems and from strong demand for and favorable margin development in certain non-flavor food businesses.

Net earnings attributable to controlling interests increased 13% or $0.2 billion, to $1.8 billion. Segment operating profit increased 29% or $0.7 billion, to $3.3 billion. Included in segment operating profit in the current year was a net charge of $89 million consisting of asset impairment, restructuring, and settlement charges and a net gain on sales of assets and businesses. Included in segment operating profit in the prior year was a net charge of $134 million consisting of asset impairment and restructuring charges, a net gain on sales of assets and businesses, and corn hedge timing effects. Adjusted segment operating profit increased $0.7 billion to $3.4 billion due to an increase in sales prices and volumes of corn and meal, improved margins in Origination, Oilseeds, and Nutrition, and the benefits of the 2017 biodiesel tax credit which was approved and received in the first quarter of 2018, partially offset by lower ethanol margins. Corporate results were a net charge of $1.2 billion in the current year compared to $0.9 billion in the prior year. Corporate results in the current year included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, restructuring charges of $24 million primarily related to the reorganization of IT services, and a credit of $18 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $2 million in the prior year. Corporate results in the prior year also included $54 million of restructuring charges primarily related to the reduction of certain positions within the Company's global workforce.

Income taxes of $245 million increased $238 million due to a higher effective tax rate and higher earnings before income taxes. The Company’s effective tax rate for 2018 increased to 11.9% compared to 0.4% for 2017 due primarily to the low rate in 2017 that was impacted by favorable tax adjustments related to the Tax Cuts and Jobs Act totaling $379 million. The effective tax rate for the current year also included the final effects of the U.S. tax reform and the 2017 biodiesel tax credit recorded in the first quarter of 2018, along with certain favorable discrete tax items netting to a favorable $74 million.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2018 and 2017 are as follows (in metric tons):

(In thousands)	2018	2017	Change
Oilseeds	36,308	34,733	5%
Corn	22,343	22,700	(2)%
Total	58,651	57,433	2%

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing global demand for oilseed products, particularly meal, and higher crushing volumes in North America due to the reduced soybean crop in Argentina. The overall decrease in corn is primarily related to decreased current year processing after the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the third quarter of fiscal 2017 and production issues in the Decatur, Illinois corn complex in 2018.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2018 and 2017 are as follows:

(In millions)	2018	2017	Change
Origination
Merchandising and Handling	$24,816	$23,915	$901
Transportation	244	209	35
Total Origination	25,060	24,124	936

Oilseeds
Crushing and Origination	16,943	14,171	2,772
Refining, Packaging, Biodiesel, and Other	7,888	8,217	(329)
Total Oilseeds	24,831	22,388	2,443

Carbohydrate Solutions
Starches and Sweeteners	6,696	6,565	131
Bioproducts	3,583	3,841	(258)
Total Carbohydrate Solutions	10,279	10,406	(127)

Nutrition
Wild Flavors and Specialty Ingredients	2,571	2,367	204
Animal Nutrition	1,219	1,156	63
Total Nutrition	3,790	3,523	267

Other	381	387	(6)
Total Other	381	387	(6)
Total	$64,341	$60,828	$3,513

Revenues and cost of products sold in commodity merchandising and processing businesses are significantly correlated to the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds and Origination, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues increased $3.5 billion or 6%, to $64.3 billion due principally to higher sales prices ($2.3 billion) and higher sales volumes ($1.2 billion). The increase in sales prices and volumes was due primarily to increases in corn and soybean meal. Origination revenues increased 4% to $25.1 billion due to higher sales prices ($2.1 billion), partially offset by lower sales volumes ($1.2 billion). Oilseeds revenues increased 11% to $24.8 billion due to higher sales volumes ($2.0 billion) and higher sales prices ($0.4 billion). Carbohydrate Solutions revenues decreased 1% to $10.3 billion due to lower sales prices ($0.2 billion), partially offset by higher sales volumes ($0.1 billion). Nutrition revenues increased 8% to $3.8 billion due to higher sales volumes ($0.3 billion).

Cost of products sold increased $2.9 billion to $60.2 billion due principally to higher sales volumes and higher prices for commodities. Included in cost of products sold was a credit of $18 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to $2 million in the prior year. Manufacturing expenses increased $0.2 billion to $5.4 billion due principally to increased energy cost, railroad maintenance expense that has an offsetting benefit in income tax expense, and other individually insignificant increases in certain expense categories.

Foreign currency translation impacts increased both revenues and cost of products sold by $0.4 billion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.7 billion or 19%, to $4.2 billion. Higher results in Crushing and Origination ($490 million), Refining, Packaging, Biodiesel, and Other ($99 million), Merchandising and Handling ($204 million), and Wild Flavors and Specialty Ingredients ($76 million) were partially offset by lower results in Bioproducts ($103 million) and Other ($36 million). These factors are explained in the segment operating profit discussion on page 33. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $18 million compared to $2 million in the prior year.

Selling, general, and administrative expenses increased 9% to $2.2 billion due principally to higher performance-related compensation accruals and increased pension and project-related expenses.

Asset impairment, exit, and restructuring costs decreased $2 million to $171 million. Current year charges consisted of $56 million of impairment of certain long-lived assets, a $12 million impairment of an equity investment, a $21 million impairment related to a long-term financing receivable, and $9 million of other individually insignificant impairment and restructuring charges (presented as specified items within segment operating profit), and a $49 million charge related to a discontinued software project, $18 million of restructuring charges related to the reorganization of IT services and $6 million of individually insignificant restructuring charges in Corporate. Prior year charges consisted of $63 million of asset impairments related to the reconfiguration of the Company's Peoria, Illinois ethanol complex, $20 million of asset impairments related to the closure of a facility, and $36 million of several individually insignificant asset impairments and restructuring charges presented as specified items within segment operating profit, and $54 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company's global workforce.

Interest expense increased $34 million to $364 million primarily due to higher interest rates on short-term debt and higher borrowings.

Equity in earnings of unconsolidated affiliates increased $62 million to $518 million due to earnings from a new equity investment and higher earnings from the Company’s equity investments in CIP and Olenex, partially offset by lower earnings from other equity investments.

Other expense - net of $101 million increased $111 million from net income of $10 million. Current year expense included foreign exchange losses and a non-cash pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company's ADM Retirement Plan. These expenses were partially offset by gains on disposals of businesses, an equity investment, and individually insignificant assets in the ordinary course of business, and other income. Prior year net income included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, changes in contingent settlement provisions, a charge related to the early redemption of the Company's $559 million notes due March 15, 2018, and foreign exchange losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2018 and 2017 are as follows:

Segment Operating Profit	2018	2017	Change
	(In millions)
Origination
Merchandising and Handling	$442	$318	$124
Transportation	104	86	18
Total Origination	546	404	142

Oilseeds
Crushing and Origination	748	237	511
Refining, Packaging, Biodiesel, and Other	383	259	124
Asia	343	329	14
Total Oilseeds	1,474	825	649

Carbohydrate Solutions
Starches and Sweeteners	894	930	(36)
Bioproducts	51	148	(97)
Total Carbohydrate Solutions	945	1,078	(133)

Nutrition
Wild Flavors and Specialty Ingredients	318	279	39
Animal Nutrition	21	33	(12)
Total Nutrition	339	312	27

Other	58	51	7
Total Other	58	51	7

Specified Items:
Gains on sales of assets and businesses	13	22	(9)
Impairment, restructuring, and settlement charges	(102)	(160)	58
Hedge timing effects	—	4	(4)
Total Specified Items	(89)	(134)	45

Total Segment Operating Profit	$3,273	$2,536	$737

Adjusted Segment Operating Profit(1)	$3,362	$2,670	$692

Segment Operating Profit	$3,273	$2,536	$737
Corporate	(1,213)	(927)	(286)
Earnings Before Income Taxes	$2,060	$1,609	$451

(1) Adjusted segment operating profit is segment operating profit excluding the listed specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 35%. Merchandising and Handling was up significantly year-over-year. Global trade delivered strong results due to increased volumes, strong margins, and improved opportunities in the soybean and feedstuff value chain. North American grain was up due to improved margins and higher volumes. Transportation was up due primarily to higher freight rates.

Oilseeds operating profit increased 79%. Crushing and Origination results increased due to a strong global demand and margin environment. The reduced soybean crop in Argentina combined with continued good global meal demand resulted in strong crushing margins and volumes. South America saw strong origination volumes and improving margins as farmer selling accelerated. Refining, Packaging, Biodiesel, and Other results were higher mainly due to the 2017 biodiesel tax credit of approximately $120 million which was approved and received in the first quarter of 2018, solid biodiesel results, and higher earnings from the Company’s investment in Olenex, partially offset by weaker peanut shelling margins primarily caused by large peanut inventories and difficult market conditions. Asia results increased due to higher earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 12%. Starches and Sweeteners results decreased due to lower margins and volumes in liquid sweeteners mainly due to production issues in the Decatur, Illinois corn complex partially offset by improved results from starches and dry sweeteners. Bioproducts results were down as near record industry fuel ethanol inventories pressured margins and production issues in the Decatur, IL corn complex increased costs, partially offset by effective ethanol risk management.

Nutrition operating profit increased 9%. Wild Flavors and Specialty Ingredients results were up due to improved earnings across the segment and higher sales volumes related to contributions from new acquisitions and organic growth. In Wild Flavors, an improved portfolio mix boosted sales and margins. Health and Wellness improved driven largely by increased contributions from bioactives. Specialty Ingredients was up due to improved volumes and margins in proteins and increased sales in fibers partially offset by lower results in polyols. Animal Nutrition was down due to operational issues in Decatur, IL that constrained lysine production volumes and increased manufacturing costs partially offset by improved premix and commercial feed margins.

Other operating profit increased 14% primarily due to stronger results from its futures commission brokerage business due to higher short-term interest rates, partially offset by lower underwriting results from the Company’s captive insurance operations during the first half of 2018.

Corporate results are as follows:

(In millions)	2018	2017	Change
LIFO credit (charge)	$18	$2	$16
Interest expense - net	(321)	(310)	(11)
Unallocated corporate costs	(660)	(470)	(190)
Acquisition-related expenses	(8)	—	(8)
Loss on debt extinguishment	—	(11)	11
Impairment, restructuring, and settlement charges	(190)	(54)	(136)
Other charges	(52)	(84)	32
Total Corporate	$(1,213)	$(927)	$(286)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $1.2 billion in the current year compared to $0.9 billion in the prior year. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $18 million in the current year compared to a credit of $2 million in the prior year. Interest expense - net increased $11 million due to higher interest rates on short-term debt and higher borrowings, partially offset by interest income related to a tax credit and lower-tax related expense. Unallocated corporate costs increased $190 million due principally to higher performance-related compensation accruals, increased pension and project-related expenses, and railroad maintenance expense that has an offsetting benefit in income tax expense. Acquisition-related expenses in the current year related to expenses and losses on foreign currency derivative contracts entered into to economically hedge certain acquisitions. Loss on debt extinguishment in the prior period related to the early redemption of the $559 million aggregate principal amount of 5.45% notes due on March 15, 2018. Impairment, restructuring, and settlement charges in the current year included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services compared to restructuring charges related to the reduction of certain positions within the Company’s global workforce of $54 million in the prior year. Other charges decreased $32 million primarily due to improved results in the Company’s investment in CIP and lower non-service cost related pension expenses.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2018 and 2017.

	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	567		572

Net earnings and reported EPS (fully diluted)	$1,810	$3.19	$1,595	$2.79
Adjustments:
LIFO charge (credit) (net of tax of $4 million in 2018 and $1 million in 2017) (1)	(14)	(0.02)	(1)	—
(Gains) Losses on sales of assets and businesses (net of tax of $0 million in 2018 and $32 million in 2017) (2)	(13)	(0.02)	10	0.02
Asset impairment, restructuring, and settlement charges (net of tax of $66 million in 2018 and $70 million in 2017) (2)	226	0.40	144	0.25
Acquisition-related expenses (net of tax of $2 million) (2)	6	0.01	—	—
Loss on debt extinguishment (net of tax of $4 million) (1)	—	—	7	0.01
Tax adjustments (3)	(33)	(0.06)	(366)	(0.64)
Adjusted net earnings and adjusted EPS	$1,982	$3.50	$1,389	$2.43

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.
(3) Includes tax adjustments related to the U.S. Tax Cuts and Jobs Act.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2018 and 2017.

(In millions)	2018	2017	Change
Earnings before income taxes	$2,060	$1,609	$451
Interest expense	364	330	34
Depreciation and amortization	941	924	17
LIFO charge (credit)	(18)	(2)	(16)
(Gains) Losses on sales of assets and businesses	(13)	(22)	9
Asset impairment, restructuring, and settlement charges	292	214	78
Acquisition-related expenses	8	—	8
Loss on debt extinguishment	—	11	(11)
Adjusted EBITDA	$3,634	$3,064	$570

(In millions)	2018	2017	Change
Origination	$717	$581	136
Oilseeds	1,693	1,039	654
Carbohydrate Solutions	1,282	1,415	(133)
Nutrition	486	450	36
Other	92	69	23
Corporate	(636)	(490)	(146)
Adjusted EBITDA	$3,634	$3,064	$570

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, U.S. export competitiveness was strong during the first half of 2017 but weakened during the second half due to the large crops in South America. Overall low market volatility continued due to surplus in the global market. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Ethanol continues to face a challenging environment. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, U.S. industry ethanol production also remained at high levels which limited margins. Global oilseeds processing volumes remained strong, but ample supply of competing proteins and abundance of Argentine meal and oil in world markets pressured margins. Slow selling by farmers in Brazil continues to depress grain origination margins despite strong export volumes. While demand and margins for refined oil remained solid across all regions, uncertainty surrounding the U.S. biodiesel tax credit has negatively impacted biodiesel margins. Nutrition benefited from strong demand for flavor ingredients and flavor systems, but continued to be adversely affected by start-up costs and margin pressure in certain non-flavor food ingredient markets.

Net earnings attributable to controlling interests increased $0.3 billion to $1.6 billion. Segment operating profit decreased $0.2 billion to $2.5 billion. Included in segment operating profit in 2017 was a net charge of $134 million consisting of a net gain on sales of assets and businesses, impairment, restructuring, and settlement charges, and corn hedge timing effects. Included in segment operating profit in 2016 was income of $81 million consisting of a net gain on sales of assets and businesses/revaluation, impairment and restructuring charges, and corn hedge timing effects. Adjusted segment operating profit increased $47 million to $2.7 billion due to solid results in Carbohydrate Solutions, partially offset by weaker South American origination margins, lower soybean crush margins, and weaker results in some specialty ingredients. Corporate results were a net charge of $927 million in 2017 compared to $882 million in 2016. Corporate results in 2017 included a credit of $2 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $19 million in 2016.

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

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2017 and 2016 are as follows (in metric tons):

(In thousands)	2017	2016	Change
Oilseeds	34,733	33,788	3%
Corn	22,700	22,273	2%
Total	57,433	56,061	2%

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2017 and 2016 are as follows:

(In millions)	2017	2016	Change
Origination
Merchandising and Handling	$23,915	$25,522	$(1,607)
Transportation	209	224	(15)
Total Origination	24,124	25,746	(1,622)

Oilseeds
Crushing and Origination	14,171	14,034	137
Refining, Packaging, Biodiesel, and Other	8,217	7,920	297
Total Oilseeds	22,388	21,954	434

Carbohydrate Solutions
Starches and Sweeteners	6,565	6,413	152
Bioproducts	3,841	4,302	(461)
Total Carbohydrate Solutions	10,406	10,715	(309)

Nutrition
Wild Flavors and Specialty Ingredients	2,367	2,466	(99)
Animal Nutrition	1,156	1,057	99
Total Nutrition	3,523	3,523	—

Other	387	408	(21)
Total Other	387	408	(21)
Total	$60,828	$62,346	$(1,518)

Revenues and cost of products sold in commodity merchandising and processing businesses are significantly correlated to the underlying commodity prices and volumes. In periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds and Origination, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $1.5 billion, or 2%, to $60.8 billion due to lower sales volumes ($1.4 billion) and lower average sales prices ($0.1 billion). The decrease in sales volumes was due principally to a decrease in volumes of unprocessed commodities, in particular volumes of soybeans, corn, rapeseed, and wheat. Origination revenues decreased 6% to $24.1 billion due to lower sales volumes ($1.5 billion) and lower average sales prices ($0.1 billion). Oilseeds revenues increased 2% to $22.4 billion due to higher sales volumes ($0.4 billion). Carbohydrate Solutions revenues decreased 3% to $10.4 billion due to lower sales volumes ($0.3 billion). Nutrition revenues of $3.5 billion were comparable to 2016.

Cost of products sold decreased $1.4 billion to $57.3 billion due principally to lower sales volumes. Included in cost of products sold is a credit of $2 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $19 million in 2016. Manufacturing expenses increased $0.1 billion to $5.2 billion due to increased expenses for energy, operating and maintenance supplies, and contracted labor, and higher salaries and benefits.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit decreased $0.1 billion or 3%, to $3.5 billion. Lower results in soybean processing ($159 million) and grain origination ($86 million) were partially offset by higher results in canola processing ($41 million), sweeteners and starches ($44 million), and animal nutrition ($39 million). These factors are explained in the segment operating profit discussion on page 40. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a $2 million positive impact on gross profit compared to a negative impact of $19 million in 2016.

Selling, general, and administrative expenses of $2.0 billion were comparable to 2016. Expenses in 2017 included increased salaries and benefits cost related to further investments in the Company’s business transformation, IT, research and development, and innovation initiatives. Expenses in 2016 included expenses related to the settlement of a legal matter.

Asset impairment, exit, and restructuring costs increased $118 million to $173 million. Charges in 2017 consisted of $63 million of asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, $20 million of asset impairments primarily related to the closure of a facility, $36 million of several individually insignificant asset impairments and restructuring charges presented as specified items within segment operating profit, and $54 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company’s global workforce. Charges in 2016 included $32 million of individually insignificant fixed asset impairment and restructuring charges presented as specified items within segment operating profit, $11 million of software impairment in Corporate, $6 million of other-than-temporary impairment charges on the Company's investment in two available for sale equity securities in Corporate, and $6 million of individually insignificant fixed asset impairment and restructuring charges in Corporate.

Interest expense increased $37 million to $330 million primarily due to higher interest rates on short-term debt, the issuance of the $1 billion fixed-rate notes in August 2016, and interest related to an amended foreign income tax, partially offset by the retirement of the $261 million bond that matured in April 2017. Interest expense in 2016 also included a credit of $8 million for the revaluation of the mandatorily redeemable 10% interest in Harvest Innovations.

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

Other income - net decreased $110 million to $37 million. Income in 2016 included realized additional consideration related to the sale of the Company's equity investment in Gruma S.A.B. de C.V. in December 2012, recovery of loss provisions and gain related to the sale of the Company's Brazilian sugar ethanol facilities, a gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, and loss on sale of other individually immaterial assets. Income in 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, changes in contingent settlement provisions, a charge related to the full redemption of the Company's $559 million notes due March 15, 2018, and foreign exchange losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the years ended December 31, 2017 and 2016 are as follows:

Segment Operating Profit	2017	2016	Change
	(In millions)
Origination
Merchandising and Handling	$318	$243	$75
Transportation	86	119	(33)
Total Origination	404	362	42

Oilseeds
Crushing and Origination	237	380	(143)
Refining, Packaging, Biodiesel, and Other	259	319	(60)
Asia	329	154	175
Total Oilseeds	825	853	(28)

Carbohydrate Solutions
Sweeteners and Starches	930	867	63
Bioproducts	148	134	14
Total Carbohydrate Solutions	1,078	1,001	77

Nutrition
Wild Flavors and Specialty Ingredients	279	271	8
Animal Nutrition	33	2	31
Total Nutrition	312	273	39

Other	51	134	(83)
Total Other	51	134	(83)

Specified Items:
Gains on sales of assets and businesses	22	114	(92)
Impairment, restructuring, and exit charges	(160)	(32)	(128)
Hedge timing effects	4	(1)	5
Total Specified Items	(134)	81	(215)

Total Segment Operating Profit	2,536	2,704	(168)

Adjusted Segment Operating Profit(1)	2,670	2,623	47

Segment Operating Profit	2,536	2,704	(168)
Corporate	(927)	(882)	(45)
Earnings Before Income Taxes	$1,609	$1,822	$(213)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 12%. Merchandising and Handling operating results increased due to improved Global Trade execution and strong destination marketing volume growth. Merchandising and Handling results also included a gain related to a confidential legal settlement, and a $42 million net recovery of property damage costs and business interruption losses related to the Company's New Orleans, Louisiana export facility. Transportation results decreased due to river conditions and lower barge freight volumes and margins.

Oilseeds operating profit decreased 3%. Crushing and Origination operating profit decreased from the prior year. Higher softseed results in North America and Europe were more than offset by weaker soybean crush margins due to ample supply of alternative proteins competing with soybean meal. In addition, improved South American soybean crushing results were more than offset by weak grain origination margins throughout the year. Refining, Packaging, Biodiesel, and Other operating profit declined due to weaker biodiesel and specialty oils margins partially offset by higher results in South American packaged oils and the global peanut business. Asia results increased on higher earnings from the Company’s investment in Wilmar due to the increased ownership stake in and higher results from Wilmar.

Carbohydrate Solutions operating profit increased 8%. Starches and Sweeteners operating profit increased due to improved domestic demand and higher volumes and margins from the international business. Bioproducts profit increased due to higher trading results partially offset by slightly lower ethanol margins.

Nutrition operating profit increased 14%. Wild Flavors and Specialty Ingredients operating profit increased due the continuing strong demand for flavor ingredients and flavor systems across all regions, partially offset by lower results in specialty ingredients due in part to operational start-up costs. Animal Nutrition operating profit increased due to improved lysine margins partially offset by lower volumes caused by a mild winter.

Other operating profit decreased 62% primarily due to losses from the Company's captive insurance operations and lower results from its futures commission brokerage business. Results in 2017 included settlement of insurance claims from the Company's Origination segment totaling $50 million related to the New Orleans, Louisiana export facility.

Corporate results are as follows:

(In millions)	2017	2016	Change
LIFO credit (charge)	$2	$(19)	$21
Interest expense - net	(310)	(282)	(28)
Unallocated corporate costs	(470)	(457)	(13)
Loss on debt extinguishment	(11)	—	(11)
Asset impairment, restructuring, and settlement charges	(54)	(85)	31
Post-retirement benefit adjustment	—	38	(38)
Loss on sale of asset	—	(5)	5
Other charges	(84)	(72)	(12)
Total Corporate	$(927)	$(882)	$(45)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $927 million in 2017 compared to $882 million in 2016. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $2 million in 2017 compared to a charge of $19 million in 2016. Interest expense - net increased $28 million due principally to higher interest rates on short-term debt, the issuance of $1 billion fixed-rate debt in August 2016, and interest related to an amended foreign income tax return, partially offset by the retirement of the $261 million bond that matured in April 2017 and the absence of the original Harvest Innovation adjustment of buy-out liability in May 2016. Unallocated corporate costs increased $13 million due principally to increased investments in the Company’s business transformation, IT, research and development, and innovation initiatives partially offset by the absence of the railroad maintenance expense in 2016. Loss on debt extinguishment related to the early redemption of the Company’s $559 million aggregate principal amount of 5.45% notes due on March 15, 2018. Asset impairment, restructuring, and settlement charges in 2017 related to the reduction of certain positions within the Company’s global workforce compared to charges in 2016 which consisted of legal settlement costs and legal fees, a software impairment charge, other-than-temporary impairment charges on the Company’s investments in two available for sale equity securities, and other asset impairment and restructuring charges. Post-retirement benefit adjustment related to the U.S. retiree medical benefit curtailment gain. Loss on sale of asset related to the sale of an investment, partially offset by a gain related to a U.S. retiree medical benefit plan curtailment. Other charges increased $12 million due principally to lower results from the Company's equity investment in CIP.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2017 and 2016.

	2017		2016
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	572		591

Net earnings and reported EPS (fully diluted)	$1,595	$2.79	$1,279	$2.16
Adjustments:
LIFO charge (credit) (net of tax of $1 million in 2017 and $7 million in 2016(1)	(1)	—	12	0.02
(Gains) Losses on sales and revaluation of assets and businesses (net of tax of $32 million in 2017 and $17 million in 2016) (2)	10	0.02	(92)	(0.15)
Asset impairment, restructuring, and settlement charges (net of tax of $70 million in 2017 and $40 million in 2016) (2)	144	0.25	77	0.13
Post-retirement benefit curtailment (net of tax of $14 million) (1)	—	—	(24)	(0.04)
Loss on debt extinguishment (net of tax of $4 million) (1)	7	0.01	—	—
Tax adjustments (3)	(366)	(0.64)	24	0.04
Adjusted net earnings and and adjusted EPS	$1,389	$2.43	$1,276	$2.16

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.
(3) Includes tax adjustments related to the 2017 U.S. Tax Cuts and Jobs Act.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2017 and 2016.

(In millions)	2017	2016	Change
Earnings before income taxes	$1,609	$1,822	$(213)
Interest expense	330	293	37
Depreciation and amortization	924	900	24
LIFO charge (credit)	(2)	19	(21)
Gain on sale and revaluation of assets	(22)	(109)	87
Asset impairment, restructuring, and settlement charges	214	117	97
Post-retirement benefit adjustment	—	(38)	38
Loss on debt extinguishment	11	—	11
Adjusted EBITDA	$3,064	$3,004	$60

(In millions)	2017	2016	Change
Origination	$581	$539	42
Oilseeds	1,039	1,059	(20)
Carbohydrate Solutions	1,415	1,335	80
Nutrition	450	396	54
Other - Financial	69	144	(75)
Corporate	(490)	(469)	(21)
Adjusted EBITDA	$3,064	$3,004	$60

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $4.8 billion for 2018 compared to $6.0 billion in 2017. Working capital changes, including the increase in deferred consideration, decreased cash by $7.5 billion in the current year compared to $7.9 billion in the prior year. Trade receivables increased $0.4 billion due to higher revenues. Inventories decreased $0.2 billion due to lower inventory quantities.

Increase in deferred consideration in securitized receivables of $7.8 billion and $8.2 billion in 2018 and 2017, respectively, was offset by the same amount of net consideration received for beneficial interest obtained for selling trade receivables, which were previously classified as operating activities in the prior year, that are now classified as investing activities in accordance with the amended guidance of Topic 230.

Cash provided by investing activities was $6.6 billion this year compared to $7.3 billion last year. Capital expenditures and net assets of businesses acquired were $0.8 billion and $0.5 billion, respectively, this year compared to $1.0 billion and $0.2 billion, respectively last year. Proceeds from the sale of businesses and assets of $0.2 billion in the current year were comparable to the prior year. There were immaterial marketable securities sales transactions this year compared to sales of marketable securities, net of purchases, of $0.4 billion in the prior year. Investments in and advances to affiliates of $0.2 billion in the current year related to the joint venture with Cargill and investment in Aston Foods compared to $0.3 billion of additional investment in Wilmar in the prior year. Net consideration received for beneficial interest obtained for selling trade receivables was $7.8 billion and $8.2 billion in 2018 and 2017, respectively.

Cash provided by financing activities was $0.2 billion this year compared to a use of $1.0 billion last year. Long-term debt borrowings in the current year consisted of the €650 million ($744 million as of December 31, 2018) aggregate principal amount of 1.0% Notes issued on September 12, 2018 and the December 3, 2018 issuance of $600 million and $400 million aggregate principal amounts of 4.5% and 3.375% Notes, respectively. Long-term debt borrowings in the prior year related to the $500 million aggregate principal amount of 3.75% Notes issued on September 14, 2017. Long-term debt payments in the current year were $30 million compared to $0.8 billion in the prior year which primarily related to the full redemption of the $559 million notes due in 2018 and the retirement of the $261 million bond that matured in April 2017. The Company issued debt in the current year for general corporate expenses and to pay down commercial paper borrowings. Commercial paper payments in the current year were $0.7 billion compared to borrowings of $0.7 billion in the prior year. Share repurchases in the current year were $0.1 billion compared to $0.8 billion in the prior year.

At December 31, 2018, the Company had $2.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1.  Included in working capital is $5.6 billion of readily marketable commodity inventories.  At December 31, 2018, the Company’s capital resources included shareholders’ equity of $19.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $10.4 billion, of which $8.9 billion was unused.  The Company’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 29% at December 31, 2018 and 27% at December 31, 2017.  The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 25% at December 31, 2018 and 27% at December 31, 2017.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at December 31, 2018.

As of December 31, 2018, the Company had $2.0 billion of cash and cash equivalents, $0.4 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2018, the Company utilized $1.5 billion of its facility under the Programs. The Programs are due to terminate during the first half of 2019. However, the Company currently expects to extend these Programs upon termination.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. The Company has acquired approximately 87.9 million shares under this program as of December 31, 2018.

The Company expects capital expenditures of $0.9 billion to $1.0 billion during 2019. In 2019, the Company expects additional cash outlays of approximately $0.8 billion in dividends.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2018.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

In January 2019, the Company completed the acquisition of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, for $1.8 billion (€1.5 billion). The Company funded the transaction using operating cash flows and other sources of liquidity.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $107 million as of December 31, 2018 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Payments Due by Period
	Item 8
Contractual Obligations and	Note		Less than	1 - 3	3 - 5	More than
Other Commitments	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$10,868	$8,473	$2,394	$1	$—
Energy		424	258	163	3	—
Other		537	228	137	59	113
Total purchases		11,829	8,959	2,694	63	113
Short-term debt		108	108	—	—	—
Long-term debt	Note 10	8,280	582	682	420	6,596
Estimated interest payments		5,684	328	614	544	4,198
One-time transition tax		202	15	36	51	100
Operating leases	Note 14	808	214	270	147	177
Estimated pension and other postretirement plan contributions (1)	Note 15	141	40	25	23	53
Total		$27,052	$10,246	$4,321	$1,248	$11,237

(1) Includes pension contributions of $27 million for fiscal 2019.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2019.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2018, the Company estimates it will spend approximately $1.3 billion through fiscal year 2023 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $1.7 billion at December 31, 2018 which are not included in the table above.

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

Synthetic Leasing Program

The Company is a party to lease agreements under synthetic leasing programs for certain of its U.S. barge and tugboat assets with expiration dates ranging from 2020 to 2024. The agreements are accounted for as operating leases, such that the rent expense is recorded in the consolidated statement of earnings. As of December 31, 2018, outstanding lease balances, including the value of the underlying assets of $164 million, were off-balance sheet. These agreements provide the Company with the right to use these assets for specified periods in exchange for an obligation to make rental payments. The future lease payments pertaining to these lease agreements are included in the contractual obligations table in Item 7. These leasing programs are utilized primarily to diversify funding sources and to retain flexibility. The Company recorded $10 million, $10 million, and $5 million of rent expense pertaining to synthetic lease payments for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2018 are valued at estimated fair values, including $4.5 billion of merchandisable agricultural commodity inventories, $0.6 billion of derivative assets, $0.8 billion of derivative liabilities, and $0.6 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.7 billion of assets and $0.3 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to hedge the purchase or sales price of anticipated volumes of commodities to be purchased and processed in a future month, to hedge the purchase price of the Company’s anticipated natural gas requirements for certain production facilities, and to hedge the sales price of anticipated volumes of ethanol. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in accumulated other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of revenues and/or cost of products sold.  See Note 5 in Item 8 for additional information.

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence.  These investments are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.  Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee.  However, the Company considers all relevant factors in determining its ability to assert significant influence including, but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements.  If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may materially differ.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

The Company accounts for income taxes in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Brazil and Argentina, challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 13 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2018, the Company increased valuation allowances by approximately $25 million primarily related to certain realized foreign capital losses. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method amounting to approximately $10.5 billion at December 31, 2018, are considered to be indefinitely reinvested.

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, included a one-time transition tax on accumulated foreign earnings. As a result, the Company recorded a $369 million provisional impact of the transition tax and a $220 million beneficial impact on reserves previously established under Accounting Standards Codification Subtopic 740-30, Income Taxes - Other Considerations or Special Areas, or a net provisional impact of $149 million. The Company performed a quarterly review of the provisional tax liability recorded in 2017 as new guidance on the Act was issued in 2018. The Company finalized its calculation of the transition tax and recorded a tax benefit of $29 million in the fourth quarter of 2018. The Company is currently assessing the impact of pending Treasury Regulations on the Company’s transition tax calculation, and will record any adjustment in 2019. The Company elected to pay the one-time transition tax over eight years. Because the Company’s undistributed foreign earnings and outside basis differences inherent in foreign entities continue to be indefinitely reinvested in foreign operations, no income taxes have been provided. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities.

The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) which are effective for fiscal year 2018. The Company made an accounting policy election to treat GILTI as a period cost. During 2018, U.S. tax authorities issued proposed Treasury Regulations addressing some of the tax reform items that were effective in 2018. Once final Treasury Regulations are issued, the Company will record the impact of any changes during 2019. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2018, 2017, and 2016, impairment charges for property, plant, and equipment were $100 million, $101 million, and $17 million, respectively. Asset abandonment and impairment charges in 2018 included a $49 million discontinued software project (see Note 18 in Item 8 for additional information).

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed are recorded at fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows and discount rates. Although management’s estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value may not be fully recoverable.  The Company adopted the provisions of ASC 350, Intangibles - Goodwill and Other, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit's fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying values may not be fully recoverable. The Company recorded impairment charges totaling $9 million related to customer lists and $11 million related to computer software during the years ended December 31, 2018 and 2016, respectively. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017 (see Note 18 in Item 8 for more information). If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 4 to 39 years for the Company's defined benefit pension plans and from 6 to 24 years for the Company's postretirement benefit plans.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2018 and 2017 together with the market risk from a hypothetical 10% adverse price change is as follows:

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2018		December 31, 2017
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$434	$43	$455	$46
Lowest position	25	2	(82)	(8)
Average position	237	24	213	21

The change in fair value of the average position was principally the result of an increase in prices underlying the weekly commodity position partially offset by a decrease in quantities.

Currencies

The Company has consolidated subsidiaries in more than 80 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

The amount the Company considers indefinitely invested in foreign subsidiaries and affiliates and translated into dollars using the year-end exchange rates is $8.7 billion and $8.2 billion ($10.5 billion and $9.4 billion at historical rates) at December 31, 2018 and 2017, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries and affiliates of $1.1 billion partially offset by the depreciation of foreign currencies versus the U.S. dollar of $0.6 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $870 million and $820 million for December 31, 2018 and 2017, respectively.  Actual results may differ.

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

	December 31, 2018	December 31, 2017
	(In millions)
Fair value of long-term debt	$8,434	$7,777
Excess of fair value over carrying value	736	1,155
Market risk	405	384

The increase in fair value of long-term debt at December 31, 2018 is primarily due to increased borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2018	2017	2016

Revenues	$64,341	$60,828	$62,346
Cost of products sold	60,160	57,310	58,728
Gross Profit	4,181	3,518	3,618

Selling, general and administrative expenses	2,165	1,978	1,981
Asset impairment, exit, and restructuring costs	171	173	55
Interest expense	364	330	293
Equity in earnings of unconsolidated affiliates	(518)	(456)	(292)
Interest income	(162)	(106)	(92)
Other (income) expense - net	101	(10)	(149)
Earnings Before Income Taxes	2,060	1,609	1,822

Income tax expense	245	7	534
Net Earnings Including Noncontrolling Interests	1,815	1,602	1,288

Less: Net earnings (losses) attributable to noncontrolling interests	5	7	9

Net Earnings Attributable to Controlling Interests	$1,810	$1,595	$1,279

Average number of shares outstanding – basic	564	569	588

Average number of shares outstanding – diluted	567	572	591

Basic earnings per common share	$3.21	$2.80	$2.18

Diluted earnings per common share	$3.19	$2.79	$2.16

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2018	2017	2016

Net earnings including noncontrolling interests	$1,815	$1,602	$1,288
Other comprehensive income (loss):
Foreign currency translation adjustment	(581)	692	(467)
Tax effect	(28)	59	(10)
Net of tax amount	(609)	751	(477)

Pension and other postretirement benefit liabilities adjustment	156	298	(1)
Tax effect	(55)	(98)	3
Net of tax amount	101	200	2

Deferred gain (loss) on hedging activities	57	12	33
Tax effect	(13)	(1)	(12)
Net of tax effect	44	11	21

Unrealized gain (loss) on investments	(4)	(1)	3
Tax effect	(1)	2	(2)
Net of tax effect	(5)	1	1
Other comprehensive income (loss)	(469)	963	(453)
Comprehensive income (loss)	1,346	2,565	835

Less: Comprehensive income (loss) attributable to noncontrolling interests	5	9	8

Comprehensive income (loss) attributable to controlling interests	$1,341	$2,556	$827

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,997	$804
Short-term marketable securities	6	—
Segregated cash and investments	4,506	4,826
Trade receivables	2,233	1,947
Inventories	8,813	9,173
Other current assets	3,033	3,175
Total Current Assets	20,588	19,925
Investments and Other Assets
Investments in and advances to affiliates	5,317	5,088
Long-term marketable securities	7	92
Goodwill and other intangible assets	4,041	3,918
Other assets	927	802
Total Investments and Other Assets	10,292	9,900
Property, Plant, and Equipment
Land and land improvements	545	541
Buildings	5,171	5,043
Machinery and equipment	18,399	17,985
Construction in progress	987	1,224
	25,102	24,793
Accumulated depreciation	(15,149)	(14,655)
Net Property, Plant, and Equipment	9,953	10,138
Total Assets	$40,833	$39,963
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$108	$857
Trade payables	3,545	3,894
Payables to brokerage customers	4,628	4,973
Accrued expenses and other payables	2,913	2,833
Current maturities of long-term debt	582	13
Total Current Liabilities	11,776	12,570
Long-Term Liabilities
Long-term debt	7,698	6,623
Deferred income taxes	1,067	1,053
Other	1,247	1,342
Total Long-Term Liabilities	10,012	9,018

Temporary Equity - Redeemable noncontrolling interest	49	53

Shareholders’ Equity
Common stock	2,560	2,398
Reinvested earnings	18,527	17,552
Accumulated other comprehensive income (loss)	(2,106)	(1,637)
Noncontrolling interests	15	9
Total Shareholders’ Equity	18,996	18,322
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$40,833	$39,963

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2018	2017	2016
Operating Activities
Net earnings including noncontrolling interests	$1,815	$1,602	$1,288
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	941	924	900
Asset impairment charges	142	101	34
Deferred income taxes	(47)	(714)	56
Equity in earnings of affiliates, net of dividends	(247)	(210)	(61)
Stock compensation expense	109	66	74
Pension and postretirement accruals (contributions), net	69	16	(135)
Gain on sale and revaluation of assets	(43)	(80)	(130)
Other – net	(67)	190	34
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	1,176	260	342
Trade receivables	(376)	73	(160)
Inventories	226	(137)	(654)
Deferred consideration in securitized receivables	(7,838)	(8,177)	(8,063)
Other current assets	(70)	676	(176)
Trade payables	(300)	181	161
Payables to brokerage customers	(309)	(261)	87
Accrued expenses and other payables	35	(476)	(105)
Total Operating Activities	(4,784)	(5,966)	(6,508)

Investing Activities
Purchases of property, plant, and equipment	(842)	(1,049)	(882)
Net assets of businesses acquired	(464)	(187)	(130)
Proceeds from sale of business and assets	191	195	195
Investments in and advances to affiliates	(157)	(280)	(662)
Investments in retained interest in securitized receivables	(6,957)	(4,306)	(3,823)
Proceeds from retained interest in securitized receivables	14,795	12,483	11,886
Purchases of marketable securities	—	(538)	(1,401)
Proceeds from sales of marketable securities	13	985	1,659
Other – net	3	(12)	10
Total Investing Activities	6,582	7,291	6,852

Financing Activities
Long-term debt borrowings	1,762	532	1,041
Long-term debt payments	(30)	(835)	(14)
Net borrowings (payments) under lines of credit agreements	(743)	685	61
Debt repurchase premium and costs	—	(11)	—
Share repurchases	(77)	(750)	(1,000)
Cash dividends	(758)	(730)	(701)
Other – net	33	81	34
Total Financing Activities	187	(1,028)	(579)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,985	297	(235)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	1,858	1,561	1,796
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$3,843	$1,858	$1,561

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$1,997	$804	$619
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,846	1,054	942
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,843	$1,858	$1,561

Cash paid for interest and income taxes were as follows:
Interest	$351	$338	$283
Income taxes	$376	$538	$398

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$7,897	$7,938	$8,064
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2015	595	$3,180	$16,865	$(2,146)	$16	$17,915
Comprehensive income
Net earnings			1,279		9
Other comprehensive income (loss)				(452)	(1)
Total comprehensive income						835
Cash dividends paid-$1.20 per share			(701)			(701)
Treasury stock purchases	(25)	(1,000)				(1,000)
Stock compensation expense	1	74				74
Other	2	73	1		(16)	58
Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181

Impact of ASU 2016-16			(7)			(7)
Balance, January 1, 2017	573	2,327	17,437	(2,598)	8	17,174
Comprehensive income
Net earnings			1,595		7
Other comprehensive income (loss)				961	2
Total comprehensive income						2,565
Cash dividends paid-$1.28 per share			(730)			(730)
Share repurchases	(18)		(750)			(750)
Stock compensation expense	1	66				66
Other	1	5	—		(8)	(3)
Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322

Comprehensive income
Net earnings			1,810		5
Other comprehensive income (loss)				(469)	—
Total comprehensive income						1,346
Cash dividends paid-$1.34 per share			(758)			(758)
Share repurchases	(2)		(77)			(77)
Stock compensation expense	2	109				109
Other	2	53	—		1	54
Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities products, and ingredients.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee.  The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year-end and are consistent from period to period.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The Company classified $7.8 billion of cash inflows from net consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities for the year ended December 31, 2018 in accordance with the adoption of Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. Prior period amounts have been conformed to the current presentation, which resulted in a decrease of $8.2 billion and $8.1 billion in total cash provided by operating activities and a corresponding increase in cash provided by investing activities for the years ended December 31, 2017 and 2016, respectively.

The Company classified $(10) million of non-service components of net benefit cost (income) as other (income) expense - net in its consolidated statement of earnings for the year ended December 31, 2018, as a result of the adoption of the amended guidance of ASC Topic 715, Compensation - Retirement Benefits. Amounts previously reported in cost of goods sold of $12 million and $(1) million for the years ended December 31, 2017 and 2016, respectively, and in selling, general, and administrative expenses of $15 million and $(1) million for the years ended December 31, 2017 and 2016, respectively, have been reclassified to other (income) expense - net to conform to the current presentation (see Note 12).

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure. The Company's new segments are Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing), and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling, which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions, as well as certain product lines previously reported in Oilseeds.

Throughout this annual report on Form 10-K, prior period results have been reclassified to conform to the current period presentation.

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $84 million and $73 million at December 31, 2018 and 2017, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2018 and 2017 was $161 million and $343 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or net realizable value.

The following table sets forth the Company’s inventories as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(In millions)
LIFO inventories
FIFO value	$1,011	$1,056
LIFO valuation reserve	(55)	(73)
LIFO inventories carrying value	956	983
FIFO inventories	2,908	2,906
Market inventories	4,547	4,886
Supplies and other inventories	402	398
Total inventories	$8,813	$9,173

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

Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.  However, in certain cases, if the Company believes the nonperformance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the measurement in Level 3.

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

Beginning in 2017, for derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (AOCI) and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

Prior to 2017, gain or loss on the derivative instrument that was in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion) were recognized in the consolidated statement of earnings during the current period.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $21 million, $17 million, and $20 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and reported amounts in the consolidated financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law. Applicable accounting standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as selling, general, and administrative expenses.

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges for goodwill and intangibles totaling $9 million related to customer lists and $11 million related to computer software during the years ended December 31, 2018 and 2016, respectively. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017 (see Note 9 for additional information).

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions (a Level 3 measurement under applicable accounting standards). During the years ended December 31, 2018, 2017, and 2016, impairment charges were $100 million, $101 million, and $17 million, respectively. Asset abandonment and impairment charges in 2018 included a $49 million discontinued software project (see Note 18 for additional information).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Revenues

The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).

Net sales to unconsolidated affiliates during the years ended December 31, 2018, 2017, and 2016 were $6.8 billion, $6.0 billion, and $4.2 billion, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $141 million, $129 million, and $123 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations, as amended. Assets acquired and liabilities assumed are recorded at fair values at acquisition date with the remainder of the consideration, if any, recorded as goodwill. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the purchase price allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers for all contracts that had not been completed as of the adoption date (the modified retrospective approach). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. Many of the Company’s forward commodity sales contracts are considered physically settled derivatives under ASC Topic 815, Derivatives and Hedging (Topic 815), and are therefore excluded from the scope of Topic 606. Comparative balance sheet and statement of earnings information has not been restated and continues to be reported under the guidance of ASC 605, Revenue Recognition (Topic 605), that was in effect as of December 31, 2017 and in the years ended December 31, 2017 and 2016. The cumulative effect of initially applying the guidance as an adjustment to the opening reinvested earnings balance at January 1, 2018 was less than $1 million. For more information about the adoption of Topic 606, see Note 2.
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

Effective January 1, 2018, the Company adopted the amended guidance of ASC Topic 715, Compensation - Retirement Benefits, which requires that an employer report the service cost component in the same line or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of this amended guidance required expanded disclosures and the reclassification of the non-service components of net benefit cost from cost of products sold and selling, general, and administrative expenses to other (income) expense - net in the Company’s consolidated statements of earnings but did not impact financial results (see Note 1 for reclassification amounts).

Pending Accounting Standards

Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842), which will supersede ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company will adopt Topic 842 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from accounting, legal, procurement, and operations. The Company utilized surveys to centrally gather more information about its existing leases and lease processes and to gather lease contracts. To ensure completeness of the population of lease contracts, the results of the survey were cross-referenced against other available lease information (i.e., year-end disclosures and authorization for expenditure listings). The Company has implemented a lease accounting system which will assist in delivering the required accounting changes and disclosures. The adoption of the new standard will result in a significant increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company estimates that it will record right of use assets and corresponding lease liabilities of approximately$0.7 billion to $0.8 billion at the January 1, 2019 transition date.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Effective January 1, 2019, the Company will be required to adopt the amended guidance of ASC Topic 220, Income Statement -Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company will be required to disclose (1) a description of its accounting policy for releasing income tax effects from accumulated other comprehensive income; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. Early adoption is permitted in any interim period for which financial statements have not been issued. The Company has elected not to reclassify the stranded tax effects resulting from the Act.

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

Effective December 31, 2020, the Company will be required to adopt the amended guidance of ASC Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. The adoption of this amended guidance will not impact the Company’s financial results.

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food and beverages, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.
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

Note 2.     Revenues (Continued)

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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $501 million and $519 million as of December 31, 2018 and January 1, 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the year ended December 31, 2018 were $647 million.

Disaggregation of Revenues

The following table presents revenue disaggregated by timing of recognition and major product lines for the year ended December 31, 2018.

	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$2,182	$237	$2,419	$22,397	$24,816
Transportation	—	244	244	—	244
Total Origination	2,182	481	2,663	22,397	25,060
Oilseeds
Crushing and Origination	664	—	664	16,279	16,943
Refining, Packaging, Biodiesel, and Other	1,792	—	1,792	6,096	7,888
Total Oilseeds	2,456	—	2,456	22,375	24,831
Carbohydrate Solutions
Starches and Sweeteners	4,901	—	4,901	1,795	6,696
Bioproducts	3,583	—	3,583	—	3,583
Total Carbohydrate Solutions	8,484	—	8,484	1,795	10,279
Nutrition
Wild Flavors and Specialty Ingredients	2,571	—	2,571	—	2,571
Animal Nutrition	1,219	—	1,219	—	1,219
Total Nutrition	3,790	—	3,790	—	3,790

Other	381	—	381	—	381
Total Revenues	$17,293	$481	$17,774	$46,567	$64,341

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

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

Nutrition

The Nutrition segment sells specialty products including natural flavor ingredients, flavor systems, natural colors, animal nutrition products, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

Other

Other includes the Company’s futures commission business whose primary sources of revenue are commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed. Other also includes the Company’s captive insurance business which generates third-party revenue through its proportionate share of premiums from third-party reinsurance pools. Reinsurance premiums are recognized on a straight-line basis over the period underlying the policy.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the various lines of the Company’s consolidated financial statements.

Consolidated Balance Sheets (excerpt)

	January 1, 2018	December 31, 2018
	After Adoption	As	Under	Effect of
	of Topic 606	Reported	Topic 605	Change
	(In millions)
Assets
Trade receivables	$2,343	$2,233	$1,989	$244
Inventories	8,770	8,813	9,049	(236)
Other current assets	3,175	3,033	3,056	(23)
Total Current Assets	19,918	20,588	20,603	(15)
Total Assets	$39,956	$40,833	$40,848	$(15)
Liabilities, Temporary Equity, and Shareholders’ Equity
Accrued expenses and other payables	$2,826	$2,913	$2,926	$(13)
Total Current Liabilities	12,563	11,776	11,789	(13)
Reinvested earnings	17,552	18,527	18,529	(2)
Total Shareholders’ Equity	18,322	18,996	18,998	(2)
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$39,956	$40,833	$40,848	$(15)
Consolidated Statements of Earnings (excerpt)

	Twelve Months Ended
	December 31, 2018
	As	Under	Effect of
	Reported	Topic 605	Change
	(In millions)
Revenues	$64,341	$64,502	$(161)
Cost of products sold	60,160	60,319	(159)
Gross profit	4,181	4,183	(2)
Earnings before income taxes	2,060	2,062	(2)
Income taxes	245	245	—
Net earnings including noncontrolling interests	1,815	1,817	(2)
Net earnings attributable to controlling interests	1,810	1,812	(2)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition which were immaterial in all periods. Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses.

Fiscal year 2018 acquisitions

During the year ended December 31, 2018, the Company acquired Probiotics International Limited (also known as Protexin), a British-based provider of probiotic supplements for human, pet, and production-animal uses, Rodelle Inc., a premium originator, processor and supplier of vanilla products, and certain soybean origination, crushing, refining, and bottling assets of Brazil-based Algar Agro, for an aggregate consideration of $506 million in cash. The aggregate consideration of these acquisitions, net of $42 million in cash acquired, was preliminarily allocated as follows:

(In millions)
Working capital	$30
Property, plant, and equipment	133
Goodwill	187
Other intangible assets	132
Other long-term assets	6
Deferred tax liabilities	(15)
Noncontrolling interest	(9)
Aggregate cash consideration, net of cash acquired	$464

The acquisitions of Protexin and Rodelle Inc. expand the Company's wide portfolio of health and wellness offerings for both human and animal nutrition consumers.

Fiscal year 2017 acquisitions

During the year ended December 31, 2017, the Company acquired Crosswind Industries, Inc., an industry leader in the manufacture of contract and private label treats and foods, as well as specialty ingredients, Chamtor SA, a French producer of wheat-based sweeteners and starches, a 51% controlling interest in Industries Centers, an Israeli company specializing in the import and distribution of agricultural feed products, and an 89% controlling interest in Biopolis SL, a leading provider of microbial technology with a strong portfolio of novel food ingredients, for an aggregate consideration of $194 million in cash. The aggregate consideration of these acquisitions, net of $7 million in cash acquired, was allocated as follows:

(In millions)
Working capital	$19
Property, plant, and equipment	116
Goodwill	33
Other intangible assets	47
Other long-term assets	8
Long-term debt	(8)
Other long-term liabilities	(16)
Noncontrolling interest	(12)
Aggregate cash consideration, net of cash acquired	$187

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions (Continued)

The Company records the remaining 49% in Industries Centers and 11% in Biopolis SL in temporary equity - redeemable noncontrolling interest and noncontrolling interest, respectively.

Fiscal year 2016 acquisitions

During the year ended December 31, 2016, the Company acquired a 90% interest in Harvest Innovations, an industry leader in minimally processed, expeller-pressed soy proteins, oils, and gluten-free ingredients; a 50% interest in Cairo-based Medsofts Group, a joint venture that owns and manages merchandising and supply chain operations; Caterina Foods, a leading toll manufacturer of specialty gluten-free and high-protein pastas; and a Casablanca, Morocco-based corn wet mill that produces glucose and native starch for an aggregate consideration of $141 million in cash. The aggregate consideration of these acquisitions, net of $11 million in cash acquired, was allocated as follows:

(In millions)
Working capital	$15
Property, plant, and equipment	23
Goodwill	72
Other intangible assets	41
Other long-term assets	34
Long-term liabilities	(17)
Noncontrolling interest	(38)
Aggregate cash consideration, net of cash acquired	$130

The remaining 10% interest in Harvest Innovations is recorded in other long-term liabilities and accounted for as a mandatorily redeemable interest which the Company has agreed to acquire following two years of operations. In 2018, the Company purchased the mandatorily redeemable interest for $8 million.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017.

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,032	$1,515	$4,547
Unrealized derivative gains:
Commodity contracts	—	306	155	461
Foreign exchange contracts	—	175	—	175
Cash equivalents	1,288	—	—	1,288
Marketable securities	12	1	—	13
Segregated investments	1,044	—	—	1,044
Deferred consideration	—	379	—	379
Total Assets	$2,344	$3,893	$1,670	$7,907
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$344	$245	$589
Foreign exchange contracts	—	152	—	152
Interest rate contracts	—	20	—	20
Inventory-related payables	—	579	18	597
Total Liabilities	$—	$1,095	$263	$1,358

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

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

Note 4.      Fair Value Measurements (Continued)

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

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017.

	Level 3 Fair Value Assets Measurements at December 31, 2018
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2017	$1,486	$111	$1,597
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	631	395	1,026
Purchases	11,153	—	11,153
Sales	(11,728)	—	(11,728)
Settlements	—	(468)	(468)
Transfers into Level 3	80	157	237
Transfers out of Level 3	(107)	(40)	(147)
Ending balance, December 31, 2018	$1,515	$155	$1,670

(1) Includes increase in unrealized gains of $669 million relating to Level 3 assets still held at December 31, 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

	Level 3 Fair Value Liabilities Measurements at December 31, 2018
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2017	$39	$103	$142
Total increase (decrease) in net realized/unrealized losses included in cost of products sold(1)	11	526	537
Purchases	57	—	57
Sales	(89)	—	(89)
Settlements	—	(476)	(476)
Transfers into Level 3	—	150	150
Transfers out of Level 3	—	(58)	(58)
Ending balance, December 31, 2018	$18	$245	$263

(1) Includes increase in unrealized losses of $532 million relating to Level 3 liabilities still held at December 31, 2018.

	Level 3 Fair Value Assets Measurements at December 31, 2017
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2016	$1,322	$140	$1,462
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	(29)	248	219
Purchases	11,236	—	11,236
Sales	(11,231)	—	(11,231)
Settlements	—	(369)	(369)
Transfers into Level 3	241	136	377
Transfers out of Level 3	(53)	(44)	(97)
Ending balance, December 31, 2017	$1,486	$111	$1,597

(1) Includes increase in unrealized gains of $106 million relating to Level 3 assets still held at December 31, 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2018 and 2017.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2018 is a weighted average 18.5% of the total price for assets and 125.0% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2018		December 31, 2017
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	18.5%	125.0%	12.8%	99.9%
Transportation cost	25.9%	39.4%	19.2%	—%
Commodity Derivative Contracts
Basis	21.6%	19.1%	24.2%	23.0%
Transportation cost	29.5%	35.1%	12.5%	10.4%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$175	$152	$63	$92
Commodity Contracts	461	589	386	371
Total	$636	$741	$449	$463

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2018, 2017, and 2016.

		Cost of	Other expense (income) - net
		products
(In millions)	Revenues	sold
For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	$101

Pre-tax gains (losses) on:
Foreign Currency Contracts	$5	$(139)	$(177)
Commodity Contracts	—	258	—
Total gain (loss) recognized in earnings	$5	$119	$(177)	$(53)

For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828	$57,310	$(10)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(10)	$58	$214
Commodity Contracts	—	375	—
Total gain (loss) recognized in earnings	$(10)	$433	$214	$637

For the Year Ended December 31, 2016
Consolidated Statement of Earnings	$62,346	$58,728	$(149)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(35)	$291	$(225)
Commodity Contracts	—	(383)	—
Total gain (loss) recognized in earnings	$(35)	$(92)	$(225)	$(352)

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of December 31, 2018 and 2017, the Company had certain derivatives designated as cash flow and fair value hedges.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At December 31, 2018, the Company had $4 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no net impact to earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of December 31, 2018, the Company had $31 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $31 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 23% and 95% of its monthly anticipated grind.  At December 31, 2018, the Company had designated hedges representing between 7% to 60% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 2 million and 135 million gallons of ethanol sales per month under these programs.  At December 31, 2018, the Company had designated hedges representing between 0 to 52 million gallons of ethanol sales per month over the next 12 months.

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

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$—	$20	$—	$1
Total	$—	$20	$—	$1

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2018, 2017, and 2016.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	$364	$101

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Contracts	—	—	1	—
Commodity Contracts	36	(113)	—	—
Total gain (loss) recognized in earnings	$36	$(113)	$1	$—	$(76)

For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828	$57,310	330	$(10)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$(2)
Interest Rate Contracts	—	—	1	—
Commodity Contracts	(1)	(45)	—	—
Total gain (loss) recognized in earnings	$(1)	$(45)	$1	$(2)	$(47)

For the Year Ended December 31, 2016
Consolidated Statement of Earnings	$62,346	$58,728	$293	$(149)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$(18)
Interest Rate Contracts	—	—	(2)	—
Commodity Contracts	(35)	(82)	—	—
Ineffective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	(5)	6	—	—
Total gain (loss) recognized in earnings	$(40)	$(76)	$(2)	$(18)	$(136)

In 2017, the Company adopted the amended guidance of ASC 815, Derivatives and Hedging. As a result, gains or losses related to highly-effective hedging relationships are now deferred in AOCI until the hedged item impacts earnings. Prior to 2017, gain or loss on the derivative instrument that was in excess of the cumulative change in the cash flows of the hedged item, if any (i.e., the ineffective portion) were recognized in the consolidated statement of earnings during the current period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

Net Investment Hedging Strategies

In June 2015, the Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes. The Company designated the €1.1 billion as a hedge of its net investment in a foreign subsidiary. As of December 31, 2018, the Company had $26 million of after-tax losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.
In July 2018, the Company entered into forward foreign exchange contracts and designated €500 million as a hedge of its net investment in a foreign subsidiary. As of December 31, 2018, the Company had $14 million of after-tax losses in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2018	December 31, 2017
	(In millions)
Unrealized gains on derivative contracts	$636	$449
Deferred receivables consideration	379	307
Customer omnibus receivable	450	477
Financing receivables - net (1)	424	413
Insurance premiums receivable	35	129
Prepaid expenses	184	232
Tax receivables	379	425
Non-trade receivables (2)	323	371
Other current assets	223	372
	$3,033	$3,175

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $6 million at December 31, 2018 and 2017, respectively. Interest earned on financing receivables of $26 million, $25 million, and $22 million for the years ended December 31, 2018, 2017, and 2016, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $84 million and $91 million of reinsurance recoverables as of December 31, 2018 and 2017, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2018	December 31, 2017
	(In millions)
Unrealized losses on derivative contracts	$761	$464
Accrued compensation	337	235
Income tax payable	—	140
Other taxes payable	98	99
Reinsurance premiums payable	15	111
Insurance claims payable	277	268
Contract liability	501	519
Other accruals and payables	924	997
	$2,913	$2,833

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence, including the Company’s 24.9% share ownership in Wilmar as of December 31, 2018 and 2017.  The Company had 56 unconsolidated domestic and foreign affiliates as of December 31, 2018 and 2017.  The following table summarizes the combined balance sheets as of December 31, 2018 and 2017, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2018, 2017, and 2016.

	December 31
(In millions)	2018	2017
Current assets	$30,732	$28,200
Non-current assets	21,841	21,411
Current liabilities	(26,592)	(24,209)
Non-current liabilities	(6,205)	(4,250)
Noncontrolling interests	(677)	(981)
Net assets	$19,099	$20,171

	Year Ended
	December 31
(In millions)	2018	2017	2016
Revenues	$53,143	$55,908	$45,296
Gross profit	5,118	4,687	4,375
Net income	1,881	1,800	1,119

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 8.     Investments in and Advances to Affiliates (Continued)

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2018 is $2.4 billion.  The Company's investment in Wilmar has a carrying value of $3.9 billion as of December 31, 2018, and a market value of $3.6 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2018. The investment has been in an unrealized loss position for less than 12 months. The Company evaluated the near-term prospects of the investee in relation to the severity and duration of the impairment. Based on that evaluation, the Company does not consider this equity method investment to be other-than-temporarily impaired at December 31, 2018.

The Company provides credit facilities totaling $105 million to four unconsolidated affiliates.  Two facilities that are due on demand and bear interest between 0.00% and 5.74% have a total outstanding balance of $34 million. The other two facilities have no outstanding balance as of December 31, 2018.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2018	December 31, 2017
	(In millions)
Origination	$54	$55
Oilseeds	131	133
Carbohydrate Solutions	265	281
Nutrition	2,042	1,901
Other	4	4
Total	$2,496	$2,374

The changes in goodwill during the year ended December 31, 2018 primarily related to acquisitions of $187 million (see Note 3), partially offset by foreign currency translation adjustments of $77 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets (Continued)

The following table sets forth the other intangible assets:

		December 31, 2018			December 31, 2017
	Useful	Gross	Accumulated		Gross	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
	(In years)	(In millions)
Intangible assets with indefinite lives:
Trademarks/brands		$248	$—	$248	$235	$—	$235
Other		1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	20	28	(10)	18	28	(9)	19
Customer lists	3 to 30	876	(228)	648	829	(183)	646
Patents	4 to 20	60	(35)	25	54	(32)	22
Computer software	2 to 8	411	(272)	139	389	(239)	150
Land rights	2 to 50	173	(25)	148	147	(17)	130
Recipes and other	3 to 20	525	(207)	318	519	(178)	341

Total		$2,322	$(777)	$1,545	$2,202	$(658)	$1,544

The changes in the gross carrying amounts of other intangible assets during the year ended December 31, 2018 primarily related to acquisitions of $132 million (see Note 3), capitalized software of $26 million, and reclassifications, partially offset by foreign currency translation adjustments of $63 million and impairment of $9 million.
Aggregate amortization expense was $129 million, $122 million, and $113 million for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated future aggregate amortization expense for the next five years are $146 million, $143 million, $136 million, $131 million, and $124 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

	December 31, 2018	December 31, 2017
	(In millions)
2.5% Notes $1 billion face amount, due in 2026	$993	$992

1.0% Notes €650 million face amount, due in 2025	736	—

1.75% Notes €600 million face amount, due in 2023	682	714

4.5% Notes $600 million face amount, due in 2049	587	—

Floating Rate Notes €500 million face amount, due in 2019	572	599

4.479% Debentures $516 million face amount, due in 2021	493	501

3.75% Notes $500 million face amount, due in 2047	493	492

5.375% Debentures $470 million face amount, due in 2035	461	460

3.375% Notes $400 million face amount, due in 2022	398	—

4.016% Debentures $570 million face amount, due in 2043	386	383

4.535% Debentures $528 million face amount due in 2042	382	379

5.765% Debentures $378 million face amount, due in 2041	378	378

5.935% Debentures $383 million face amount, due in 2032	378	378

7.0% Debentures $164 million face amount, due in 2031	163	163

6.625% Debentures $160 million face amount, due in 2029	159	159

6.95% Debentures $159 million face amount, due in 2097	155	155

7.5% Debentures $150 million face amount, due in 2027	149	150

6.45% Debentures $127 million face amount, due in 2038	126	126

6.75% Debentures $118 million face amount, due in 2027	117	117

Other	472	490
Total long-term debt including current maturities	8,280	6,636
Current maturities	(582)	(13)
Total long-term debt	$7,698	$6,623

On December 3, 2018, the Company issued $600 million and $400 million aggregate principal amounts of 4.5% Notes due in 2049 and 3.375% Notes due in 2022, respectively. Net proceeds before expenses for the 4.5% and 3.375% Notes were $588 million and $399 million, respectively.

On September 12, 2018, the Company issued €650 million ($744 million as of December 31, 2018) aggregate principal amount of 1.0% Notes due in 2025. Net proceeds before expenses were $747 million.

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

On April 15, 2017, the Company retired $261 million aggregate principal amount of 8.375% Notes that matured on April 15, 2017.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

Discount amortization expense, net of premium amortization, of $10 million, $11 million, and $9 million for the years ended December 31, 2018, 2017, and 2016, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2018, the fair value of the Company’s long-term debt exceeded the carrying value by $0.7 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2018, are $582 million, $16 million, $666 million, $409 million, and $11 million, respectively.

At December 31, 2018, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $10.4 billion, of which $8.9 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2018 and 2017, were 7.95% and 2.35%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at December 31, 2018.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2018.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2018 and 2017, totaling $1.7 billion and $1.2 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2018, the Company utilized $1.5 billion of its facility under the Programs (see Note 19 for more information on the Programs).

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

	Year Ended December 31
	2018	2017	2016
Dividend yield	3%	3%	3%
Risk-free interest rate	2%	2%	1%
Stock volatility	23%	25%	25%
Average expected life (years)	6	6	6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of option activity during 2018 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2017	11,026	$33.23
Granted(1)	—	40.50
Exercised	(1,954)	28.15
Forfeited or expired	(11)	27.06
Shares under option at December 31, 2018	9,061	$34.33

Exercisable at December 31, 2018	6,736	$33.07

(1) The number of shares granted during 2018 was immaterial.

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2018, is 5 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018, is $81 million and $69 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2018, 2017, and 2016, were $6.95, $7.90, and $5.67, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2018, 2017, and 2016, were $36 million, $11 million, and $28 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2018, 2017, and 2016, were $55 million, $27 million, and $62 million, respectively.

At December 31, 2018, there was $7 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next two years are $4 million and $3 million, respectively.

The Company’s 2009 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2009 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a three-year restriction period.  The awards for PSUs are made in common stock units and vest at the end of a three-year vesting period subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and total shareholder return (TSR).  During the years ended December 31, 2018, 2017, and 2016, 2.5 million, 2.2 million, and 1.8 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2018, there were 6.3 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is based on the weighted-average values of adjusted ROIC, adjusted EBITDA, and TSR. The adjusted ROIC and adjusted EBITDA fair value is determined based on the market value of the Company's shares on the grant date while the TSR fair value is determined using the Monte Carlo simulation. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2018, 2017, and 2016 were $42.72, $44.38, and $33.31, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of Restricted Stock Awards and PSUs activity during 2018 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2017	5,367	$41.60
Granted	2,518	42.72
Vested	(1,575)	46.69
Forfeited	(185)	40.42
Non-vested at December 31, 2018	6,125	$40.82

At December 31, 2018, there was $99 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $60 million, $36 million, and $3 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2018 was $74 million.

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

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2018, 2017, and 2016 was $109 million, $66 million, and $72 million, respectively.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2018	2017	2016

Gains on sales and revaluation of assets and businesses	$(43)	$(80)	$(130)
Pension settlement	117	—	—
Loss on debt extinguishment	—	11	—
Other – net	27	59	(19)
	$101	$(10)	$(149)

Individually significant items included in the table above are:

Gains on sales of assets and businesses for the year ended December 31, 2018 included gains on the sale of the Company's oilseeds operations in Bolivia and an equity investment, and individually insignificant assets in the ordinary course of business. Gains on sales of assets and businesses for the year ended December 31, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. Gains on sales and revaluation of assets for the year ended December 31, 2016 included realized additional consideration related to the sale of the Company’s equity investment in Gruma S.A.B de C.V., recovery of loss provisions and a gain related to the sale of the Company’s Brazilian sugar ethanol facilities, and a gain related to the revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors, partially offset by a loss on sale of other individually immaterial assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)

Pension settlement for the year ended December 31, 2018 related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan.

Loss on debt extinguishment for the year ended December 31, 2017 related to the early redemption of the Company’s $559 million notes due on March 15, 2018.

Realized gains and losses on sales of available-for-sale marketable securities were immaterial for all periods presented. There were no impairment losses on securities for the years ended December 31, 2018 and 2017. Impairment losses on securities of $6 million for the year ended December 31, 2016 were classified as asset impairment, exit, and restructuring charges in the consolidated statement of earnings (see Note 18 for more information).

Other - net for the year ended December 31, 2018 included foreign exchange losses partially offset by other income and the non-service components of net benefit income. Other - net for the year ended December 31, 2017 included provisions for contingent losses related to certain legal settlement items in the Oilseeds and Nutrition segments, foreign exchange losses, and the non-service components of net benefit cost, partially offset by other income.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2018	2017	2016

United States	$972	$1,104	$1,215
Foreign	1,088	505	607
	$2,060	$1,609	$1,822

Significant components of income taxes are as follows:

	Year Ended
(In millions)	December 31
	2018		2017		2016

Current
Federal	$96	[1]	$541	[1]	$327
State	25		53		5
Foreign	171		127		146
Deferred
Federal	(55)		(645)	[1]	18
State	(16)		(6)		28
Foreign	24		(63)		10
	$245		$7		$534

1 Includes the impact of the Tax Cuts and Jobs Act as discussed on page 88.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2018	December 31, 2017
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,074	$1,079
Equity in earnings of affiliates	70	91
Debt exchange	81	83
Reserves and other accruals	25	4
Other	83	79
	$1,333	$1,336
Deferred tax assets
Pension and postretirement benefits	$122	$126
Stock compensation	55	52
Foreign tax loss carryforwards	313	254
Capital loss carryforwards	55	64
State tax attributes	74	78
Unrealized foreign currency losses	48	103
Reserves and other accruals	18	17
Other	56	40
Gross deferred tax assets	741	734
Valuation allowances	(289)	(264)
Net deferred tax assets	$452	$470

Net deferred tax liabilities	$881	$866

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$186	$187
Noncurrent liabilities	(929)	(934)
Noncurrent liabilities (foreign)	(138)	(119)
	$(881)	$(866)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2018	2017	2016

Statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.3	1.7	1.4
Foreign earnings taxed at rates other than the U.S. statutory rate	(1.5)	(4.7)	(4.4)
Foreign currency effects/remeasurement	(1.9)	(0.7)	2.2
Income tax adjustment to filed returns	(1.9)	(3.0)	0.8
Tax benefit on U.S. biodiesel credits	(2.3)	—	(3.3)
Tax benefit on U.S. qualified production activity deduction	—	(2.2)	(1.4)
Tax on global intangible low-taxed income	1.0	—	—
Tax benefit on foreign derived intangible income deduction	(1.0)	—	—
U.S. tax reform impacts	(1.1)	(23.9)	—
Valuation allowances	—	0.3	0.6
Other	(0.7)	(2.1)	(1.6)
Effective income tax rate	11.9%	0.4%	29.3%

The foreign rate differential is primarily due to lower tax rates from the Company's operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and were generated from these jurisdictions, were 56%, 59%, and 47% of its foreign earnings before taxes in fiscal years 2018, 2017, and 2016, respectively.
Undistributed earnings of the Company’s foreign subsidiaries and the Company’s share of the undistributed earnings of affiliated corporate joint venture companies accounted for on the equity method aggregated to approximately $10.5 billion at December 31, 2018. Because the Company’s undistributed foreign earnings and outside basis differences inherent in foreign entities continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax and the minimum tax on Global Intangible Low Taxed Income (GILTI), have been provided. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As a result, the Company made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax, and recognized a net provisional benefit of $379 million, which is included as a component of income tax expense in the year ended December 31, 2017. The net provisional benefit consisted of a net tax benefit of $528 million related to the remeasurement of deferred tax balance and a beneficial impact of $220 million on reserves previously established under ASC Subtopic 740-30, Income Taxes - Other Considerations or Special Areas, partially offset by the $369 million provisional impact of the transition tax. The Company performed a quarterly review of the provisional tax liability recorded in 2017 as new guidance on the Act was issued in 2018. The Company finalized its calculation of the transition tax and recorded a tax benefit of $29 million in the fourth quarter of 2018. The Company is currently assessing the impact of pending Treasury Regulations on the Company’s transition tax calculation, and will record any adjustment in 2019. The Company has elected to pay the one-time transition tax over eight years.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Act also contains new provisions related to GILTI and Foreign Derived Intangible Income (FDII) which are effective for fiscal year 2018. In 2018, the Company incurred additional U.S. taxable income of $101 million related to GILTI, and deducted $101 million related to FDII. The Company made an accounting policy election to treat GILTI as a period cost. During 2018, U.S. tax authorities issued proposed Treasury Regulations addressing some of the tax reform items that were effective in 2018. Once final Treasury Regulations are issued, the Company will record the impact of any changes in 2019. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.
The Company had $313 million and $254 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2018 and 2017, respectively.  As of December 31, 2018, approximately $221 million of these assets have no expiration date, and the remaining $92 million expire at various times through fiscal 2028.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $166 million and $134 million against these tax assets at December 31, 2018 and 2017, respectively, due to the uncertainty of their realization.

The Company had $55 million and $64 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2018 and 2017, respectively.  The Company has recorded a valuation allowance of $55 million and $64 million against these tax assets at December 31, 2018 and 2017, respectively.

The Company had $74 million and $78 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2018 and 2017, respectively, which will expire at various times through fiscal 2038. Due to the uncertainty of realization, the Company recorded a valuation allowance of $68 million and $65 million related to state income tax assets net of federal tax benefit as of December 31, 2018 and 2017, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2016, 2017, and 2018.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2018 and 2017 as follows:

	Unrecognized Tax Benefits
	December 31, 2018	December 31, 2017
	(In millions)
Beginning balance	$56	$55
Additions related to current year’s tax positions	3	—
Additions related to prior years’ tax positions	46	26
Additions related to acquisitions	7	—
Reductions related to lapse of statute of limitations	(2)	(1)
Settlements with tax authorities	(3)	(24)
Ending balance	$107	$56

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2018 and 2017, the Company had accrued interest and penalties on unrecognized tax benefits of $24 million and $23 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $107 million on the tax expense for that period.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006 and 2007. These assessments totaled approximately $109 million in tax and $308 million in interest and penalties as of December 31, 2018 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

ADM do Brasil filed an administrative appeal for each of the assessments. The appeal panel found in favor of the BFRS on these assessments and ADM do Brasil filed a second level administrative appeal. The second administrative appeal panel continues to conduct customary procedural activities, including ongoing dialogue with the BFRS auditor. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, the Company intends to file appeals in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessment.

In 2012, the Company’s subsidiaries in Argentina, ADM Argentina and Alfred Toepfer Argentina, received tax assessments challenging transfer prices used to price grain exports for the tax years 2004 through 2010. As of December 31, 2018, these assessments totaled $17 million in tax and $58 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for tax years subsequent to 2010. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $52 million in tax and $58 million in interest (adjusted for variation in currency exchange rates).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization which involved two of its subsidiary companies in the Netherlands. As of December 31, 2018, this assessment was $93 million in tax and $31 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. While the Company plans to vigorously defend its position against the assessment, it has accrued an amount it believes would be the likely outcome of the litigation. The Company’s defense of the judicial appeal may take an extended period of time and could result in additional financial impacts of up to the entire amount of this assessment.

Note 14.     Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation assets, and other equipment under non-cancelable operating leases, the majority of which expire at various dates through the year 2038. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $310 million, $249 million, and $253 million, respectively. Future minimum rental payments for non-cancellable operating leases, including time charters of ocean going vessels, with initial or remaining terms in excess of one year are as follows:

Minimum
Rental Payments
(In millions)
2019	$214
2020	149
2021	121
2022	95
2023	52
Thereafter	177
Total minimum lease payments	$808

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

In October 2018, the Company amended the ADM Retirement Plan (the “Plan”) and entered into a binding agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”), irrevocably transferring the future benefit obligations and annuity administration for approximately 3,800 retirees from the Plan to Prudential. The purchase of the group annuity contract, which was funded directed by the Plan’s assets, was completed on November 2, 2018 and reduced the Company's pension obligations by approximately $528 million. As a result of the transaction, the Company recognized a non-cash pension settlement charge of approximately $117 million in the fourth quarter of 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

In July 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) will begin accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula will be frozen as of December 31, 2021, including pay and service through that date. This change, along with other changes in participation associated with divestitures and restructuring, triggered a remeasurement of the salaried pension plan and the SERP resulting in decreases in the fiscal 2017 pension expense, accumulated other comprehensive loss, and underfunded status by $18 million, $164 million, and $182 million, respectively.

In 2017, the Company also changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefit costs for its U.S., Canadian, and U.K. plans. The new method uses the spot rate yield curve approach to estimate the service and interest costs. Previously, those costs were determined using a single weighted-average discount rate applied to all future cash outflows. The change does not affect the measurement of the Company’s benefit obligations and was accounted for as a change in accounting estimate in accordance with the guidance of ASC Topic 250, Accounting Estimates and Error Corrections, thereby impacting the current and future periods. The impact of this change on after-tax earnings and diluted earnings per share for the year ended December 31, 2017 was immaterial.

In December 2016, the Company announced a change to the U.S. retiree medical program which affected employees with less than 30 years of service at January 1, 2017. The change resulted in a curtailment gain of $38 million for the year ended December 31, 2016.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company's stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 9 million shares of Company common stock at December 31, 2018, with a market value of $388 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2018 were $13 million.

The following table sets forth the components of retirement plan expense for the years ended December 31, 2018, 2017, and 2016:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2018	2017	2016	2018	2017	2016
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$66	$78	$82	$2	$2	$3
Interest cost	93	106	113	5	6	8
Expected return on plan assets	(146)	(145)	(137)	—	—	—
Settlement charges	117	—	(5)	—	—	—
Curtailments	(1)	—	—	—	—	(38)
Amortization of actuarial loss	55	65	56	3	4	3
Amortization of prior service cost (credit)	(19)	(7)	2	(15)	(13)	(17)
Net periodic defined benefit plan expense	165	97	111	(5)	(1)	(41)
Defined contribution plans	50	57	57	—	—	—
Total retirement plan expense	$215	$154	$168	$(5)	$(1)	$(41)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	December 31 2018	December 31 2017	December 31 2018	December 31 2017
	(In millions)		(In millions)
Benefit obligation, beginning	$3,109	$2,992	$154	$171
Service cost	66	78	2	2
Interest cost	93	106	5	6
Actuarial loss (gain)	(278)	129	(4)	(4)
Employee contributions	2	2	—	—
Curtailments	(1)	—	—	—
Acquisitions	—	3	—	—
Settlements	(528)	(6)	—	—
Benefits paid	(99)	(86)	(13)	(11)
Plan amendments	2	(180)	—	(10)
Actual expenses	—	(2)	—	—
Foreign currency effects	(43)	73	—	—
Benefit obligation, ending	$2,323	$3,109	$144	$154

Fair value of plan assets, beginning	$2,448	$2,131	$—	$—
Actual return on plan assets	(122)	340	—	—
Employer contributions	66	29	13	11
Employee contributions	2	2	—	—
Settlements	(528)	(6)	—	—
Benefits paid	(99)	(86)	(13)	(11)
Actual expenses	—	(2)	—	—
Foreign currency effects	(31)	40	—	—
Fair value of plan assets, ending	$1,736	$2,448	$—	$—

Funded status	$(587)	$(661)	$(144)	$(154)

Prepaid benefit cost	$53	$55	$—	$—
Accrued benefit liability – current	(17)	(17)	(13)	(12)
Accrued benefit liability – long-term	(623)	(699)	(131)	(142)
Net amount recognized in the balance sheet	$(587)	$(661)	$(144)	$(154)

Included in AOCI for pension benefits at December 31, 2018, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $150 million and unrecognized actuarial loss of $517 million. The prior service credit and actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2018 is $19 million and $20 million, respectively.

Included in AOCI for postretirement benefits at December 31, 2018, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $31 million and unrecognized actuarial loss of $27 million.  Prior service credit of $15 million and actuarial loss of $2 million included in AOCI are expected to be recognized in net periodic benefit cost during 2018.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the principal assumptions used in developing net periodic pension cost:

	Pension Benefits		Postretirement Benefits
	December 31 2018	December 31 2017	December 31 2018	December 31 2017
Discount rate	3.4%	3.7%	3.7%	3.9%
Expected return on plan assets	6.8%	6.8%	N/A	N/A
Rate of compensation increase	4.7%	4.6%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2018	December 31 2017	December 31 2018	December 31 2017
Discount rate	3.9%	3.4%	4.3%	3.7%
Rate of compensation increase	4.9%	4.7%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.0 billion, $1.9 billion, and $1.4 billion, respectively as of December 31, 2018, and $2.7 billion, $2.6 billion, and $2.0 billion, respectively, as of December 31, 2017.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.9 billion, $1.8 billion, and $1.3 billion, respectively, as of December 31, 2018 and $2.7 billion, $2.5 billion, and $1.9 billion, respectively, as of December 31, 2017.  The accumulated benefit obligation for all pension plans as of December 31, 2018 and 2017, was $2.2 billion and $3.0 billion, respectively.

For postretirement benefit measurement purposes, a 7.30% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2018.  The rate was assumed to decrease gradually to 4.5% by 2026 and remain at that level thereafter.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on accumulated postretirement benefit obligations	$4	$(5)

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2018 and 2017.

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$152	$—	$—	$152
Mutual funds	540	—	—	540
Corporate bonds	—	406	—	406
U.S. Treasury instruments	112	—	—	112
U.S. government agency, state and local government bonds	—	31	—	31
Other	—	7	—	7
Total assets	$804	$444	$—	$1,248

Common collective trust funds at NAV
U.S. equity				351
International equity				137
Total assets at fair value				$1,736

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$261	$—	$—	$261
Mutual funds	750	—	—	750
Corporate bonds	—	601	—	601
U.S. Treasury instruments	98	—	—	98
U.S. government agency, state and local government bonds	—	29	—	29
Other	—	19	—	19
Total assets	$1,109	$649	$—	$1,758

Common collective trust funds at NAV
U.S. equity				327
International equity				363
Total assets at fair value				$2,448

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2018(1)(2)	December 31 2017(2)
Equity securities	48%	58%
Debt securities	40%	40%
Other	12%	2%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 73% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 55% equity securities and 45% debt .  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation.  The Company’s U.S. pensions plans’ assets and asset allocation reflect the impact of the $528 million purchase of the group annuity contract, which was funded directed by the Plan’s assets, transferring the future benefit obligations and annuity administration for approximately 3,800 retirees from the Plan to Prudential on November 2, 2018. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 32% equity securities, 26% debt securities, and 42% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2018 and 2017 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $27 million to the pension plans and $13 million to the postretirement benefit plan during 2019.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2019	$65	$13
2020	72	13
2021	80	12
2022	88	12
2023	96	11
2024-2028	585	53

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2018 and 2017, the Company had approximately 157.1 million shares and 158.7 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.3 billion and $5.5 billion at December 31, 2018 and 2017, respectively, is recorded at cost as a reduction of common stock.

At December 31, 2018 and 2017, the foreign currency translation adjustment component of AOCI included $40 million and $59 million of after-tax losses, respectively, pertaining to foreign currency-denominated debt designated as a net investment hedge (see Note 5 for more information).

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2018 and 2017:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2016	$(2,102)	$6	$(521)	$19	$(2,598)
Other comprehensive income before reclassifications	690	(35)	243	—	898
Amounts reclassified from AOCI	—	47	55	(1)	101
Tax effect	59	(1)	(98)	2	(38)
Net of tax amount	749	11	200	1	961
Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)
Other comprehensive income before reclassifications	(580)	(19)	124	(2)	(477)
Amounts reclassified from AOCI	(1)	76	32	(2)	105
Tax effect	(28)	(13)	(55)	(1)	(97)
Net of tax amount	(609)	44	101	(5)	(469)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

The change in foreign currency translation adjustment in 2018 is primarily due to the U.S. dollar appreciation, impacting the Euro and British Pound-denominated equities of the Company’s foreign subsidiaries while the change in 2017 is primarily due to the U.S. dollar depreciation, impacting the Euro and British Pound-denominated equities of the Company’s foreign subsidiaries.

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2018	2017	2016	earnings
	(In millions)
Foreign currency translation adjustment
	$(1)	$—	$(75)	Other income/expense
	—	—	—	Tax
	$(1)	$—	$(75)	Net of tax

Deferred loss (gain) on hedging activities
	$113	$45	$82	Cost of products sold
	(36)	2	18	Other income/expense
	(1)	(1)	2	Interest expense
	—	1	35	Revenues
	76	47	137	Total before tax
	(18)	(18)	(52)	Tax on reclassifications
	$58	$29	$85	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(33)	$(57)	$(17)	Other (income) expense - net
Actuarial losses	65	112	44	Other (income) expense - net
	32	55	27	Total before tax
	(8)	(29)	(5)	Tax on reclassifications
	$24	$26	$22	Net of tax
Unrealized loss (gain) on investments
	$(2)	$(1)	$—	Other income/expense
	—	—	6	Asset impairment, exit, and restructuring costs
	—	—	—	Tax on reclassifications
	$(2)	$(1)	$6	Net of tax

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

Effective January 1, 2018, the Company changed its segment reporting to reflect changes in its operating structure. The Company new segments are Origination (formerly Agricultural Services), Oilseeds (formerly Oilseeds Processing), Carbohydrate Solutions (formerly Corn Processing), and Nutrition (formerly Wild Flavors and Specialty Ingredients). The European origination business previously reported in Oilseeds is now managed by leaders in Origination to better coordinate continental trading activities. Carbohydrate Solutions now includes the results of ADM Milling, which were previously reported in Origination. In addition, the Company also moved the segment reporting of its renewable chemicals business from Carbohydrate Solutions to Oilseeds effective July 1, 2018. Nutrition now includes the results of Animal Nutrition and certain product lines previously reported in Carbohydrate Solutions as well as certain product lines previously reported in Oilseeds.

Prior period results have been reclassified to conform to the current period presentation.

The Origination segment utilizes its extensive global grain elevator and transportation networks and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment also includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture.

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl (Olenex) joint ventures. In June 2018, the Company invested in SoyVen, a 50% joint venture with Cargill, to provide soybean meal and oil for customers in Egypt. In July 2018, the Company completed the sale of its oilseeds operations in Bolivia to Inversiones Piuranas S.A. In December 2018, the Company completed the acquisition of certain assets of Brazil-based Algar Agro.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended
(In millions)	December 31
	2018	2017	2016
Gross revenues
Origination	$29,622	$28,300	$29,812
Oilseeds	29,092	26,424	25,235
Carbohydrate Solutions	11,421	11,314	11,549
Nutrition	3,835	3,562	3,540
Other	381	387	408
Intersegment elimination	(10,010)	(9,159)	(8,198)
Total	$64,341	$60,828	$62,346

Intersegment revenues
Origination	$4,562	$4,176	$4,066
Oilseeds	4,261	4,036	3,281
Carbohydrate Solutions	1,142	908	834
Nutrition	45	39	17
Total	$10,010	$9,159	$8,198

Revenues from external customers
Origination
Merchandising and Handling	$24,816	$23,915	$25,522
Transportation	244	209	224
Total Origination	25,060	24,124	25,746

Oilseeds
Crushing and Origination	16,943	14,171	14,034
Refining, Packaging, Biodiesel, and Other	7,888	8,217	7,920
Total Oilseeds	24,831	22,388	21,954

Carbohydrate Solutions
Starches and Sweeteners	6,696	6,565	6,413
Bioproducts	3,583	3,841	4,302
Total Carbohydrate Solutions	10,279	10,406	10,715

Nutrition
Wild Flavors and Specialty Ingredients	2,571	2,367	2,466
Animal Nutrition	1,219	1,156	1,057
Total Nutrition	3,790	3,523	3,523

Other	381	387	408
Total	$64,341	$60,828	$62,346

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2018	2017	2016
Depreciation
Origination	$165	$168	$169
Oilseeds	207	202	194
Carbohydrate Solutions	328	322	322
Nutrition	80	75	70
Other	6	6	5
Corporate	26	29	27
Total	$812	$802	$787

Long-lived asset abandonments and write-downs(1)
Origination	$25	$11	$3
Oilseeds	15	6	8
Carbohydrate Solutions	—	63	4
Nutrition	11	21	—
Corporate	49	—	2
Total	$100	$101	$17

Interest income
Origination	$16	$12	$21
Oilseeds	29	27	27
Carbohydrate Solutions	1	1	2
Nutrition	2	2	3
Other	100	57	35
Corporate	14	7	4
Total	$162	$106	$92

Equity in earnings of affiliates
Origination	$10	$23	$16
Oilseeds	411	368	208
Carbohydrate Solutions	62	78	82
Nutrition	17	14	16
Other	—	—	10
Corporate	18	(27)	(40)
Total	$518	$456	$292

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2018	2017	2016
Segment Operating Profit
Origination	$546	$404	$362
Oilseeds	1,474	825	853
Carbohydrate Solutions	945	1,078	1,001
Nutrition	339	312	273
Other	58	51	134
Specified Items:
Gains on sales of assets and businesses(1)	13	22	114
Impairment, restructuring, exit, and settlement charges(2)	(102)	(160)	(32)
Hedge timing effects(3)	—	4	(1)
Total segment operating profit	3,273	2,536	2,704
Corporate	(1,213)	(927)	(882)
Earnings before income taxes	$2,060	$1,609	$1,822

(1) The gains in 2018 related to the sale of businesses and assets. The gains in 2017 related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business. The gains in 2016 primarily related to recovery of loss provisions and gain related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the December 2012 sale of the Company’s equity investment in Gruma S.A. de C.V., and revaluation of the remaining interest to settlement value in conjunction with the acquisition of the remaining interest in Amazon Flavors, partially offset by a loss on sale of asset.

(2) The charges in 2018 consisted of impairment of certain assets, restructuring, and settlement charges. The charges in 2017 consisted of asset impairments related to the closure of a facility and the reconfiguration of the Company’s Peoria, Illinois ethanol complex, settlement charges, and several individually insignificant asset impairments and restructuring charges. The charges in 2016 consisted of several individually insignificant asset impairments and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2018	2017
Investments in and advances to affiliates
Origination	$360	$359
Oilseeds	4,189	3,961
Carbohydrate Solutions	375	373
Nutrition	63	57
Corporate	330	338
Total	$5,317	$5,088

Identifiable assets
Origination	$8,461	$8,311
Oilseeds	12,195	11,992
Carbohydrate Solutions	5,895	6,085
Nutrition	7,158	5,568
Other	5,131	5,658
Corporate	1,993	2,349
Total	$40,833	$39,963

(In millions)	December 31
	2018	2017
Gross additions to property, plant, and equipment
Origination	$93	$203
Oilseeds	223	262
Carbohydrate Solutions	267	326
Nutrition	182	234
Other	3	12
Corporate	77	63
Total	$845	$1,100

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

	Year Ended
(In millions)	December 31
	2018	2017	2016

Revenues
United States	$28,726	$27,894	$29,419
Switzerland	12,911	14,095	13,413
Cayman Islands	5,724	4,189	3,617
Germany	2,179	2,090	2,341
Other Foreign	14,801	12,560	13,556
	$64,341	$60,828	$62,346

(In millions)	December 31
	2018	2017
Long-lived assets
United States	$6,615	$6,767
Brazil	802	731
Other Foreign	2,536	2,640
	$9,953	$10,138

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2018	2017	2016

Restructuring and exit costs (1)	$29	$72	$21
Impairment charge - equity method investment(2)	12	—	—
Impairment charge - equity securities(3)	—	—	6
Impairment charge - goodwill and intangible assets (4)	9	—	11
Impairment charge - other long-lived assets (5)	121	101	17
Total asset impairment, exit, and restructuring costs	$171	$173	$55

(1)
Restructuring and exit costs for the year ended December 31, 2018 consisted of restructuring charges of $24 million in Corporate primarily related to the reorganization of IT services in Corporate and several individually insignificant restructuring charges presented as specified items within segment operating profit. Restructuring and exit costs for the year ended December 31, 2017 consisted of restructuring charges of $54 million in Corporate primarily related to the reduction of certain positions within the Company's global workforce and several individually insignificant restructuring charges presented as specified items within segment operating profit. Restructuring and exit costs for the year ended December 31, 2016 consisted of restructuring charges of $4 million in Corporate and several individually insignificant charges presented as specified items within segment operating profit.

(2)	Impairment charge - equity method investment consisted of an impairment charge on an equity investment presented as a specified item within segment operating profit.

(3)	Impairment charge - equity securities consisted of other-than-temporary impairment charges on the Company’s investment in two available for sale equity securities in Corporate.

(4)
Impairment charge - goodwill and intangible assets for the year ended December 31, 2018 consisted of an intangible impairment presented as a specified item within segment operating profit. Impairment charge - goodwill and intangible assets for the year ended December 31, 2016 consisted of software impairment in Corporate.

(5)
Impairment charge - other long-lived assets for the year ended December 31, 2018 consisted of $36 million of asset impairments related to a long-term receivable and certain long-lived assets in Oilseeds, $25 million of asset impairments related to certain long-lived assets in Origination, and $11 million of asset impairments related to certain long-lived assets in Nutrition presented as specified items within segment operating profit and a $49 million charge related to a discontinued software project in Corporate. Impairment charge - other long-lived assets for the year ended December 31, 2017 consisted of $63 million of asset impairments primarily related to the configuration of the Company's Peoria, Illinois ethanol complex, $20 million of asset impairments related to the closure of a facility, and several individually insignificant asset charges presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2016 consisted of fixed asset impairment charges of $2 million in Corporate and several individually insignificant fixed asset impairments presented as specified items within segment operating profit.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2018 and 2017, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2018 and 2017, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.9 billion and $1.7 billion, respectively.  In exchange for the transfer as of December 31, 2018 and 2017, the Company received cash of $1.5 billion and $1.4 billion and recorded a receivable for deferred consideration included in other current assets of $379 million and $307 million, respectively.  Cash collections from customers on receivables sold were $34.8 billion, $33.5 billion, and $34.3 billion for the years ended December 31, 2018, 2017, and 2016, respectively.  Of this amount, $14.8 billion, $12.5 billion, and $11.9 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the years ended December 31, 2018, 2017, and 2016, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs during the years ended December 31, 2018, 2017, and 2016 resulted in an expense for the loss on sale of $18 million, $10 million, and $6 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2018
Revenues	$15,526	$17,068	$15,800	$15,947	$64,341
Gross Profit	889	1,181	1,058	1,053	4,181
Net Earnings Attributable to Controlling Interests	393	566	536	315	1,810
Basic Earnings Per Common Share	0.70	1.00	0.95	0.56	3.21
Diluted Earnings Per Common Share	0.70	1.00	0.94	0.55	3.19

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2017
Revenues	$14,988	$14,943	$14,827	$16,070	$60,828
Gross Profit	872	892	812	942	3,518
Net Earnings Attributable to Controlling Interests	339	276	192	788	1,595
Basic Earnings Per Common Share	0.59	0.48	0.34	1.40	2.80
Diluted Earnings Per Common Share	0.59	0.48	0.34	1.39	2.79

Net earnings attributable to controlling interests for the first quarter of the year ended December 31, 2018 included after-tax charges of $12 million (equal to $0.02 per share), primarily related to the impairment of an equity investment and several individually insignificant asset impairments and restructuring charges and a $14 million (equal to $0.03 per share) provisional tax benefit adjustment related to the enactment of the Tax Cuts and Jobs Act.

Net earnings attributable to controlling interests for the second quarter of the year ended December 31, 2018 included after-tax charges of $16 million (equal to $0.03 per share), primarily related to the impairment of a long-term financing receivable and several individually insignificant restructuring charges and a $7 million (equal to $0.01 per share) provisional tax expense adjustment related to the enactment of the Tax Cuts and Jobs Act and certain discrete items.

Net earnings attributable to controlling interests for the third quarter of the year ended December 31, 2018 included after-tax gains of $20 million (equal to $0.04 per share) related to the sale of a business and an equity investment and a $3 million (equal to $0.01 per share) provisional tax expense adjustment related to the enactment of the Tax Cuts and Jobs Acts.

Net earnings attributable to controlling interests for the fourth quarter of the year ended December 31, 2018 included after-tax losses $7 million (equal to $0.02 per share), primarily related to the sale of an asset and a business; after-tax charges of $196 million (equal to 0.35 per share), consisting of a non-cash pension settlement charge related to the transfer of future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan, a charge related to a discontinued software project in Corporate, asset impairments related to certain long-lived assets, restructuring charges primarily related to the reorganization of IT services in Corporate, and other settlement charges; after-tax charges of $9 million (equal to $0.01 per share) related to acquisition expenses and net losses on foreign currency derivative contracts to economically hedge certain acquisitions; and a $29 million (equal to $0.05 per share) provisional tax benefit adjustment related to the enactment of the Tax Cuts and Jobs Act and certain discrete items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interests for the first quarter of the year ended December 31, 2017 included after-tax charges of $8 million (equal to $0.01 per share), related to several individually insignificant asset impairments and restructuring charges and certain discrete tax adjustments of $4 million (equal to $0.01 per share), related to valuation allowances.

Net earnings attributable to controlling interests for the second quarter of the year ended December 31, 2017 included after-tax charges of $21 million (equal to $0.04 per share), related to impairment of certain long-lived assets, restructuring, and a settlement, and after-tax losses of $22 million (equal to $0.04 per share), related to an adjustment of the proceeds of the 2015 sale of the cocoa business partially offset by the gain on sale of the crop risk business.

Net earnings attributable to controlling interests for the third quarter of the year ended December 31, 2017 included after-tax charges of $69 million (equal to $0.12 per share), for asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex and restructuring related to the reduction of certain positions within the Company’s global workforce; after-tax gains of $10 million (equal to $0.02 per share), related to an adjustment of the proceeds of the 2015 sale of the cocoa business and a gain on sale of asset; and an after-tax debt extinguishment charge of $7 million (equal to $0.01 per share), related to the early redemption of the $559 million notes due on March 15, 2018.

Net earnings attributable to controlling interests for the fourth quarter of the year ended December 31, 2017 included after-tax charges of $46 million (equal to $0.08 per share), related to a legal settlement, asset impairments primarily related to the closure of a facility and several individually insignificant asset impairments and restructuring charges, and a net tax adjustment of $370 million (equal to $0.65 per share) related to the estimated impact of the Tax Cuts and Jobs Act U.S. tax and certain discrete items.

Note 22.     Subsequent Events

The Company announced three significant portfolio actions. The Company:

•	signed an agreement to purchase Florida Chemical Company (FCC), one of the world's largest producers of citrus oils and ingredients, for $175 million, subject to regulatory approval;

•	signed an agreement to purchase the remaining 50% interest owned by Invivo in Gleadell Agriculture Ltd. (Gleadell), a current joint venture with Invivo, subject to regulatory approval; and

•
completed the acquisition of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries, for $1.8 billion (€1.5 billion).

The FCC and Gleadell transactions are expected to close in the first quarter of 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2019, expressed an unqualified opinion thereon.

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

Saint Louis, Missouri
February 19, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 19, 2019, expressed an unqualified opinion thereon.

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

Saint Louis, Missouri
February 19, 2019

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes. The implementation is expected to occur in phases over the next several years. The Company has currently implemented changes to certain processes in corporate finance and in over 200 locations including two processing businesses, and will continue to implement process and system changes over the next several years. The Company has appropriately considered these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company's management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes and Skills; Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2019 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Global Chief Compliance Officer since January 2014. Ethics and Compliance Counsel, The Coca-Cola Company from 2006 to January 2014.	45

Donald Chen	President, Asia Pacific since July 2017. President, North Asia from January 2016 to July 2017. Vice President, Sadara Chemical Company from February 2012 to December 2015.	56

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015. President, Corn Sweeteners and Starches from December 2012 to February 2015.	45

Michael D’Ambrose	Senior Vice President, Human Resources since October 2006.	61

Pierre Duprat	President, Animal Nutrition since August 2018. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia since November 2015. Director, International Business Development - Corn from February 2014 to November 2015. CEO of Cereal Transformation Division, Tereos from September 2007 to February 2013.	51

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013.	59

Kristy Folkwein	Senior Vice President and Chief Information Officer since March 2018. Vice President and Chief Information Officer from June 2016 to March 2018. Senior Vice President and Chief Information Officer, Global Business Services at Dow Corning from June 2010 to June 2016.	56

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	66

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017. Managing Director, Agricultural Services International from June 2014 to February 2016. Chairman of the Management Board of Alfred C. Toepfer International G.m.b.H. from December 2012 to June 2014.	50

Patricia L. Logan	Chief Audit Executive since August 2014. Director, Internal Audit from September 2005 to August 2014.	59

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015. President and Chief Operating Officer from February 2014 to December 2014. Executive Vice President and Chief Operating Officer from April 2011 to February 2014.	57
Vikram Luthar	Senior Vice President of the Company since March 2015. President, Health & Wellness since March 2018. President, Bioactives from February 2017 to March 2018. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017. Senior Vice President, Strategy from March 2015 to December 2015. Group Vice President, Finance from January 2012 to March 2015.	52

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vincent F. Macciocchi	Senior Vice President of the Company and President, Nutrition business unit since May 2015. Global President, WILD Flavors from October 2014 until May 2015. Chief Operating Officer for North American entity at WILD Flavors and Specialty Ingredients from June 2012 until October 2014.	53

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Global Oilseeds Processing business unit since May 2015. President, WILD Flavors and Specialty Ingredients business unit from October 2014 to May 2015. President, North American Oilseeds Processing business unit from 2008 to December 2014.	47

Ian Pinner	Vice President, Growth and Strategy since August 2018. Chief Growth Officer from July 2017 to August 2018. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017. President, Global Cocoa from June 2014 to December 2015. Vice President, Corporate Strategic and Financial Planning from February 2014 to June 2014. President, Global Grain Division from January 2012 to February 2014. General Manager, European Softseed Division from January 2008 to January 2014.	46

Stefano Rettore	Senior Vice President of the Company and President, Origination business unit since March 2018. Chief Risk Officer since September 2017. President, International at CHS, Inc. from September 2014 to February 2017. Senior Vice President and Head of South America at CHS, Inc. from December 2002 to September 2014.	45

Ismael Roig	Senior Vice President of the Company since December 2015. President, ADM Europe, Middle East, and Africa (EMEA) since August 2018. Chief Strategy Officer from December 2015 to August 2018. Chief Sustainability Officer since May 2015. Vice President of the Company from December 2004 until December 2015. President, Asia Pacific from August 2011 to December 2015.	51

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014. Vice President and Controller of the Company from December 2006 to August 2014.	51

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Global Business Readiness since March 2018. President, Agricultural business unit from August 2011 to March 2018. President, ADM Europe, Middle East, and Africa (EMEA) from August 2013 to June 2016.	53

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017.	54

Todd Werpy	Senior Vice President and Chief Technology Officer since March 2015. Senior Vice President, Research and Development from August 2012 to October 2013.	56

Ray G. Young	Executive Vice President of the Company since March 2015. Senior Vice President of the Company from November 2010 to March 2015. Chief Financial Officer since December 2010.	57

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal Year 2018,” “Outstanding Equity Awards at Fiscal Year 2018 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2018,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements,” “CEO Pay Ratio,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2019, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2018” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2019, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2019, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 2, 2019, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at				Balance at
	Beginning				End
	of Year	Additions	Deductions (1)	Other (2)	of Year
	(In millions)
Allowance for doubtful accounts
December 31, 2016	$70	16	(16)	2	$72
December 31, 2017	$72	3	(6)	4	$73
December 31, 2018	$73	44	(26)	(7)	$84

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i) Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(ii)	Bylaws, as amended through February 9, 2017 (incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed on February 13, 2017 (File No. 1-44)).

(4)	Instruments defining the rights of security holders, including:

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

(ii)
Indenture, dated as of September 20, 2006, by and between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3 (File No. 333-137541)), as amended and

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

supplemented by First Supplemental Indenture, dated as of June 3, 2008, by and between the Company and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 3, 2008 (File No. 1-44)), Second Supplemental Indenture, dated as of November 29, 2010, by and between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 30, 2010 (File No. 1-44)), and Third Supplemental Indenture, dated as of April 4, 2011, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 8, 2011 (File No. 1-44)), relating to:

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
the $500,000,000 – 3.750% Notes due September 15, 2047,
the €650,000,000 – 1.00% Notes due September 12, 2025,
the $400,000,000 – 3.375% Notes due March 15, 2022, and
the $600,000,000 – 4.500% Notes due March 15, 2049.

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

(v)
The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-44)).

(vi)	The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2002 (File No. 1-44)).

(vii)
Form of Stock Option Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(viii)
Form of Restricted Stock Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-44)).

(ix)
Form of Performance Share Unit Award Agreement under the Company’s 2002 Incentive Compensative Plan (incorporated by reference to Exhibit 10(xii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(x)
Form of Restricted Stock Unit Award Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10(xiii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 1-44)).

(xi)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009 (File No. 1-44)).

(xii)
Form of Stock Option Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xiii)
Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xiv)
Form of Stock Option Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xv)
Form of Restricted Stock Unit Award Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xvi)
Form of Stock Option Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xvii)
Form of Restricted Stock Unit Award Agreement for International Employees under the Company's 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

(xviii)
Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-44)).

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

(xxvi)	ADM Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on May 15, 2018 (File No. 333-224944)).

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2019

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ P. Dufour	/s/ K. R. Westbrook
J. R. Luciano*,	P. Dufour*,	K. R. Westbrook*,
Chairman, Chief Executive Officer,	Director	Director
President, and Director
(Principal Executive Officer)	/s/ D. E. Felsinger	/s/ D. C. Findlay
	D. E. Felsinger*,	D. C. Findlay
/s/ R. G. Young	Director	Attorney-in-Fact
R. G. Young
Executive Vice President and	/s/ S. F. Harrison
Chief Financial Officer	S. F. Harrison*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ P. J. Moore
J. P. Stott	P. J. Moore*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ F. J. Sanchez
F. J. Sanchez*,
/s/ A. L. Boeckmann	Director
A. L. Boeckmann*,
Director	/s/ D. A. Sandler
D. A. Sandler*,
/s/ M.S. Burke	Director
M. S. Burke*,
Director	/s/ D. T. Shih
D. T. Shih*,
/s/ T. K. Crews	Director
T. K. Crews*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.