Form 10-Q
period 2019-03-31
ARCHER DANIELS MIDLAND CO
filed 2019-04-26
CIK 7084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒  No ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value – 560,165,196 shares
(April 25, 2019)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)

Revenues	$15,304	$15,526
Cost of products sold	14,376	14,637
Gross Profit	928	889

Selling, general, and administrative expenses	659	513
Asset impairment, exit, and restructuring costs	11	16
Interest expense	101	91
Equity in (earnings) losses of unconsolidated affiliates	(101)	(147)
Interest income	(49)	(33)
Other (income) expense – net	(8)	(15)
Earnings Before Income Taxes	315	464

Income taxes	81	68
Net Earnings Including Noncontrolling Interests	234	396

Less: Net earnings attributable to noncontrolling interests	1	3

Net Earnings Attributable to Controlling Interests	$233	$393

Average number of shares outstanding – basic	565	563

Average number of shares outstanding – diluted	566	565

Basic earnings per common share	$0.41	$0.70

Diluted earnings per common share	$0.41	$0.70

Dividends per common share	$0.35	$0.335

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)

Net earnings including noncontrolling interests	$234	$396
Other comprehensive income (loss):
Foreign currency translation adjustment	(79)	211
Tax effect	(10)	(3)
Net of tax amount	(89)	208

Pension and other postretirement benefit liabilities adjustment	7	2
Tax effect	13	(3)
Net of tax amount	20	(1)

Deferred gain (loss) on hedging activities	(77)	(25)
Tax effect	12	6
Net of tax amount	(65)	(19)

Unrealized gain (loss) on investments	(2)	(2)
Tax effect	—	—
Net of tax amount	(2)	(2)
Other comprehensive income (loss)	(136)	186
Comprehensive income (loss) including noncontrolling interests	98	582

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	3

Comprehensive income (loss) attributable to controlling interests	$97	$579

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$926	$1,997
Short-term marketable securities	9	6
Segregated cash and investments	4,241	4,506
Trade receivables	2,515	2,233
Inventories	8,946	8,813
Other current assets	3,625	3,033
Total Current Assets	20,262	20,588

Investments and Other Assets
Investments in and advances to affiliates	5,332	5,317
Long-term marketable securities	22	7
Goodwill and other intangible assets	5,459	4,041
Other assets	1,777	927
Total Investments and Other Assets	12,590	10,292

Property, Plant, and Equipment
Land and land improvements	586	545
Buildings	5,404	5,171
Machinery and equipment	18,534	18,399
Construction in progress	1,121	987
	25,645	25,102
Accumulated depreciation	(15,346)	(15,149)
Net Property, Plant, and Equipment	10,299	9,953
Total Assets	$43,151	$40,833

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,595	$108
Trade payables	3,538	3,545
Payables to brokerage customers	4,616	4,628
Accrued expenses and other payables	2,998	2,913
Current maturities of long-term debt	614	582
Total Current Liabilities	13,361	11,776

Long-Term Liabilities
Long-term debt	7,675	7,698
Deferred income taxes	1,250	1,067
Other	1,906	1,247
Total Long-Term Liabilities	10,831	10,012

Temporary Equity - Redeemable noncontrolling interest	49	49

Shareholders’ Equity
Common stock	2,584	2,560
Reinvested earnings	18,553	18,527
Accumulated other comprehensive income (loss)	(2,242)	(2,106)
Noncontrolling interests	15	15
Total Shareholders’ Equity	18,910	18,996
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$43,151	$40,833

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2019	2018
Operating Activities
Net earnings including noncontrolling interests	$234	$396
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	245	235
Asset impairment charges	9	12
Deferred income taxes	39	(21)
Equity in earnings of affiliates, net of dividends	(4)	(105)
Stock compensation expense	43	29
Deferred cash flow hedges	(77)	(25)
Gains on sales of assets and businesses	(15)	(6)
Other – net	(8)	38
Changes in operating assets and liabilities
Segregated investments	28	308
Trade receivables	34	(185)
Inventories	166	(600)
Deferred consideration in securitized receivables	(1,778)	(2,450)
Other current assets	(495)	(432)
Trade payables	(260)	(567)
Payables to brokerage customers	(27)	(432)
Accrued expenses and other payables	(169)	231
Total Operating Activities	(2,035)	(3,574)

Investing Activities
Purchases of property, plant, and equipment	(198)	(196)
Proceeds from sales of business and assets	18	14
Net assets of businesses acquired	(1,876)	—
Proceeds from sales of marketable securities	50	—
Investments in and advances to affiliates	(9)	—
Investments in retained interest in securitized receivables	(1,313)	(1,298)
Proceeds from retained interest in securitized receivables	3,091	3,656
Other – net	(34)	4
Total Investing Activities	(271)	2,180

Financing Activities
Long-term debt payments	(4)	(1)
Net borrowings (payments) under lines of credit agreements	1,309	1,474
Cash dividends	(198)	(190)
Other – net	(42)	(6)
Total Financing Activities	1,065	1,277

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,241)	(117)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,843	1,858
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$2,602	$1,741

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$926	$797
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,676	944
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,602	$1,741

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$1,831	$2,368

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
	(In millions)

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			393		3
Other comprehensive income (loss)				186	—
Total comprehensive income						582
Dividends paid - $0.335 per share			(190)			(190)
Stock compensation expense	2	29				29
Other	—	1	—	—	(7)	(6)
Balance, March 31, 2018	559	$2,428	$17,755	$(1,451)	$5	$18,737

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			233		1
Other comprehensive income (loss)				(136)	—
Total comprehensive income						98
Dividends paid - $0.35 per share			(198)			(198)
Stock compensation expense	1	43				43
Other	—	(19)	(9)	—	(1)	(29)
Balance, March 31, 2019	560	$2,584	$18,553	$(2,242)	$15	$18,910

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Effective January 1, 2019, the Company adopted the new guidance of ASC Topic 842, Leases (Topic 842), which superseded ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company adopted Topic 842 using the optional transition method that allows entities to forgo the comparative reporting requirements under the modified retrospective transition method. In addition, the Company elected to apply the package of practical expedients that allows entities to forego reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company also elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories, as well as the optional transition practical expedient that permits entities to continue applying current accounting policy for land easements that existed as of or expired before January 1, 2019. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities of $793 million and $795 million, respectively, at January 1, 2019. The new guidance did not have a material impact on the Company’s consolidated statement of earnings and had no impact on the consolidated statement of cash flows. For more information about the adoption of Topic 842, see Note 12.

Effective January 1, 2019, the Company adopted the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (Topic 220), which allows the reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company is required to disclose: (1) a description of its accounting policy for releasing income tax effects from accumulated other comprehensive income; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. The Company has made a policy election to not release income tax effects from accumulated comprehensive income, including the stranded income tax effects resulting from the Act.

Note 3.	Pending Accounting Standards

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating its current accounting policy of recording allowance for doubtful accounts for compliance with the amended guidance. Based on that evaluation, the Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

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

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $477 million and $501 million as of March 31, 2019 and December 31, 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the three months ended March 31, 2019 and 2018 were $166 million and $326 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$592	$49	$641	$5,417	$6,058
Transportation	—	66	66	—	66
Total Origination	592	115	707	5,417	6,124
Oilseeds
Crushing and Origination	171	—	171	3,085	3,256
Refining, Packaging, Biodiesel, and Other	512	—	512	1,646	2,158
Total Oilseeds	683	—	683	4,731	5,414
Carbohydrate Solutions
Starches and Sweeteners	1,199	—	1,199	423	1,622
Bioproducts	781	—	781	—	781
Total Carbohydrate Solutions	1,980	—	1,980	423	2,403
Nutrition
Wild Flavors and Specialty Ingredients	674	—	674	—	674
Animal Nutrition	608	—	608	—	608
Total Nutrition	1,282	—	1,282	—	1,282

Other	81	—	81	—	81
Total Revenues	$4,618	$115	$4,733	$10,571	$15,304

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended March 31, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$671	$62	$733	$5,479	$6,212
Transportation	—	55	55	—	55
Total Origination	671	117	788	5,479	6,267
Oilseeds
Crushing and Origination	186	—	186	3,099	3,285
Refining, Packaging, Biodiesel, and Other	527	—	527	1,790	2,317
Total Oilseeds	713	—	713	4,889	5,602
Carbohydrate Solutions
Starches and Sweeteners	1,157	—	1,157	481	1,638
Bioproducts	963	—	963	—	963
Total Carbohydrate Solutions	2,120	—	2,120	481	2,601
Nutrition
Wild Flavors and Specialty Ingredients	636	—	636	—	636
Animal Nutrition	314	—	314	—	314
Total Nutrition	950	—	950	—	950

Other	106	—	106	—	106
Total Revenues	$4,560	$117	$4,677	$10,849	$15,526

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

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s global corn and milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. Products are shipped to customers from the Company’s various facilities and from its network of storage terminals. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Note 5.	Acquisitions

The Company acquired Neovia SAS (Neovia) and Florida Chemical Company (FCC) in January 2019 and March 2019, respectively. Both acquisitions are in line with the Company’s strategy to become one of the world’s leading nutrition companies. The post-acquisition financial results of Neovia and FCC, which were not material, are reported in the Nutrition segment.

During the three months ended March 31, 2019, the Company acquired Neovia, FCC, and the remaining 50% interest in Gleadell Agriculture Ltd (Gleadell), for an aggregate consideration of $1,953 million in cash. The aggregate consideration of these acquisitions, net of $91 million in cash acquired, plus the acquisition-date value of the Company’s previously held equity interest in Gleadell of $14 million, were preliminarily allocated as follows:

In millions	Neovia	FCC	Gleadell	Total
Working capital	$102	$40	$(6)	$136
Property, plant, and equipment	409	17	13	439
Goodwill	784	90	10	884
Other intangible assets	583	23	—	606
Other long-term assets	87	—	—	87
Long-term liabilities	(274)	—	(2)	(276)
Aggregate cash consideration, net of cash acquired, plus acquisition-date fair value of previously held equity interest	$1,691	$170	$15	$1,876

Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses. Of the $884 million preliminarily allocated to goodwill, $90 million is expected to be deductible for tax purposes.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Acquisitions (Continued)

The Company recognized pre-tax gains of $3 million on the Gleadell transaction, representing the difference between the carrying value and acquisition-date fair value of the Company’s previously held equity interest. The acquisition-date fair value was determined based on a discounted cash flow analysis using market participant assumptions (a Level 3 measurement under applicable accounting standards).

The following table sets forth the preliminary fair values and the useful lives of the other intangible assets acquired.

	Useful Life	Neovia	FCC	Total
	(In years)	(In millions)
Trademarks/brands	5 to 13	$166	$7	$173
Customer lists	10 to 20	289	12	301
Developed technology	6 to 11	128	4	132
Total other intangible assets acquired		$583	$23	$606

Note 6.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,000	$1,511	$4,511
Unrealized derivative gains:
Commodity contracts	—	257	212	469
Foreign currency contracts	—	191	—	191
Cash equivalents	432	—	—	432
Marketable securities	30	1	—	31
Segregated investments	1,073	—	—	1,073
Deferred receivables consideration	—	430	—	430
Total Assets	$1,535	$3,879	$1,723	$7,137

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$291	$143	$434
Foreign currency contracts	—	155	—	155
Interest rate contracts	—	32	—	32
Inventory-related payables	—	1,123	16	1,139
Total Liabilities	$—	$1,601	$159	$1,760

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,032	$1,515	$4,547
Unrealized derivative gains:
Commodity contracts	—	306	155	461
Foreign currency contracts	—	175	—	175
Cash equivalents	1,288	—	—	1,288
Marketable securities	12	1	—	13
Segregated investments	1,044	—	—	1,044
Deferred receivables consideration	—	379	—	379
Total Assets	$2,344	$3,893	$1,670	$7,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$344	$245	$589
Foreign currency contracts	—	152	—	152
Interest rate contracts	—	20	—	20
Inventory-related payables	—	579	18	597
Total Liabilities	$—	$1,095	$263	$1,358

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 17 for more information). This amount is reflected in other current assets on the consolidated balance sheet (see Note 8 for more information). The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019.

	Level 3 Fair Value Asset Measurements at
	March 31, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2018	$1,515	$155	$1,670
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(27)	144	117
Purchases	2,689	—	2,689
Sales	(2,824)	—	(2,824)
Settlements	—	(103)	(103)
Transfers into Level 3	297	23	320
Transfers out of Level 3	(139)	(7)	(146)
Ending balance, March 31, 2019	$1,511	$212	$1,723

* Includes increase in unrealized gains of $210 million relating to Level 3 assets still held at March 31, 2019.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019.

	Level 3 Fair Value Liability Measurements at
	March 31, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2018	$18	$245	$263
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	—	18	18
Purchases	4	—	4
Sales	(6)	—	(6)
Settlements	—	(99)	(99)
Transfers into Level 3	—	7	7
Transfers out of Level 3	—	(28)	(28)
Ending balance, March 31, 2019	$16	$143	$159

* Includes increase in unrealized losses of $20 million relating to Level 3 liabilities still held at March 31, 2019.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2019 and December 31, 2018. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2019 is a weighted average 200.1% of the total price for assets and 13.0% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2019		December 31, 2018
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	200.1%	13.0%	18.5%	125.0%
Transportation cost	24.8%	55.0%	25.9%	39.4%

Commodity Derivative Contracts
Basis	26.3%	20.6%	21.6%	19.1%
Transportation cost	30.9%	35.2%	29.5%	35.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$191	$155	$175	$152
Commodity Contracts	469	434	461	589
Total	$660	$589	$636	$741

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2019 and 2018.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended March 31, 2019
Consolidated Statement of Earnings	$15,304	$14,376	$(8)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$8	$—	$(30)
Commodity Contracts	—	120	—
Total gain (loss) recognized in earnings	$8	$120	$(30)	$98

Three Months Ended March 31, 2018
Consolidated Statement of Earnings	$15,526	$14,637	$(15)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(3)	$(15)	$64
Commodity Contracts	—	(313)	—
Total gain (loss) recognized in earnings	$(3)	$(328)	$64	$(267)

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of March 31, 2019 and December 31, 2018, the Company had certain derivatives designated as cash flow and fair value hedges.

For derivative instruments that are designated and qualify as highly-effective cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (AOCI) and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At March 31, 2019, the Company had $1 million in other current liabilities representing the fair value of the interest rate swaps and a corresponding decrease in the underlying debt for the same amount with no net impact to earnings.
The Company uses interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in other (income) expense - net over the period in which the related interest payments are paid to the banks. At March 31, 2019, the Company had $31 million of after-tax losses in AOCI related to these interest rate swaps. The Company expects to recognize this amount in its consolidated statement of earnings during the next 12 months.
For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of March 31, 2019, the Company had $10 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $10 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 95% of its monthly anticipated grind.  At March 31, 2019, the Company had designated hedges representing between 1% and 50% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 2 million and 121 million gallons of ethanol sales per month under these programs.  At March 31, 2019, the Company had designated hedges representing between 1 million and 42 million gallons of ethanol sales per month over the next 3 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 99% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$—	$32	$—	$20
Total	$—	$32	$—	$20

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2019 and 2018.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended March 31, 2019
Consolidated Statement of Earnings	$15,304	$14,376	$101	$(8)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(13)	$5	$—	$—
Total gain (loss) recognized in earnings	$(13)	$5	$—	$—	$(8)

Three Months Ended March 31, 2018
Consolidated Statement of Earnings	$15,526	$14,637	$91	$(15)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$2	$6	$—	$—
Total gain (loss) recognized in earnings	$2	$6	$—	$—	$8

Net Investment Hedging Strategies

The Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes on June 24, 2015 and €650 million aggregate principal amount of 1.0% Notes on September 12, 2018 (collectively, the “Notes”). The Company has designated €1.75 billion of the Notes as a hedge of its net investment in a foreign subsidiary. As of March 31, 2019 and December 31, 2018, the Company had after-tax gains of $3 million and after-tax losses of $26 million, respectively, in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2019	2018
	(In millions)

Unrealized gains on derivative contracts	$660	$636
Deferred receivables consideration	430	379
Customer omnibus receivable	686	450
Financing receivables - net (1)	430	424
Insurance premiums receivable	27	35
Prepaid expenses	263	184
Tax receivables	527	379
Non-trade receivables (2)	430	323
Other current assets	172	223
	$3,625	$3,033

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million at March 31, 2019 and December 31, 2018. Interest earned on financing receivables of $8 million and $7 million for the three months ended March 31, 2019 and 2018, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $82 million and $84 million of reinsurance recoverables as of March 31, 2019 and December 31, 2018, respectively.

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2019	2018
	(In millions)

Unrealized losses on derivative contracts	$621	$761
Accrued compensation	283	337
Income tax payable	64	—
Other taxes payable	112	98
Reinsurance premiums payable	9	15
Insurance claims payable	297	277
Contract liability	477	501
Other accruals and payables	1,135	924
	$2,998	$2,913

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Debt and Financing Arrangements

At March 31, 2019, the fair value of the Company’s long-term debt exceeded the carrying value by $1.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2019, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $9.0 billion, of which $6.2 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.3 billion of U.S. commercial paper outstanding at March 31, 2019. There was no commercial paper outstanding under the European program at March 31, 2019.

The Company has accounts receivable securitization programs (the “Programs”). The Programs, as amended, provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $0.4 billion was unused as of March 31, 2019 (see Note 17 for more information about the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 25.7% compared to 14.7% for the three months ended March 31, 2018. The higher rate for the current year quarter was primarily due to the absence of the 2017 biodiesel tax credit recorded in the first quarter of 2018 and an unfavorable change in discrete tax items primarily related to U.S. tax reform transition tax adjustments.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $108 million in tax and $309 million in interest and penalties as of March 31, 2019 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

In 2012, the Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 2004 through 2010. As of March 31, 2019, these assessments totaled $15 million in tax and $55 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for years subsequent to 2010. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $52 million in tax and $58 million in interest (adjusted for variation in currency exchange rates as of March 31, 2019).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2010.

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

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2019, this assessment was $91 million in tax and $31 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and a hearing was held in the first quarter of 2019. The Company expects to receive a decision in the second quarter of 2019. Further appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. The Company has accrued an amount it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Note 12.	Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at March 31, 2019.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Leases (Continued)

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

Three Months Ended March 31, 2019
(Amounts in millions)
Lease cost:
Operating lease cost	$73
Short-term lease cost	23
Total lease cost	$96

Other information:
Operating lease liability principal payments	$40
Right-of-use assets obtained in exchange for new operating lease liabilities	$61
Weighted-average remaining lease term - operating leases (in years)	7
Weighted average discount rate - operating leases	4.6%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Remainder of 2019	$173
2020	181
2021	150
2022	121
2023	86
2024	48
Thereafter	224
Total	983
Less interest (1)	166
Lease liability	$817

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.
As of March 31, 2019, the Company had $797 million of right-of-use assets included in Other assets, $195 million of current lease liabilities included in Accrued expenses and other payables, and $622 million of non-current lease liabilities included in Other long-term liabilities in its consolidated balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2019 and the reclassifications out of AOCI for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)
Other comprehensive income (loss) before reclassifications	(78)	(85)	10	(2)	(155)
Amounts reclassified from AOCI	(1)	8	(3)	—	4
Tax effect	(10)	12	13	—	15
Net of tax amount	(89)	(65)	20	(2)	(136)
Balance at March 31, 2019	$(2,051)	$(4)	$(200)	$13	$(2,242)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the
Details about AOCI components	2019	2018	consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$(5)	$(6)	Cost of products sold
	13	(2)	Revenues
	8	(8)	Total before tax
	(2)	2	Tax
	$6	$(6)	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(8)	Other (income) expense - net
Actuarial losses	1	16	Other (income) expense - net
	(3)	8	Total before tax
	14	(4)	Tax
	$11	$4	Net of tax

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)

Gains on sales of assets	$(15)	$(6)
Other – net	7	(9)
Other (Income) Expense - Net	$(8)	$(15)

Gains on sales of assets in the three months ended March 31, 2019 included gains on the sale of certain assets and step-up gains on equity investments. Gains on sales of assets in the three months ended March 31, 2018 included gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net in the three months ended March 31, 2019 included foreign exchange losses, partially offset by other income. Other - net in the three months ended March 31, 2018 included other income, partially offset by foreign exchange losses. Other-net also included the non-service components of net pension benefit income of $2 million in the three months ended March 31, 2019 compared to $3 million in the three months ended March 31, 2018.

Note 15.     Segment Information

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

The Origination segment utilizes its extensive global grain elevator and transportation networks and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture. In February 2019, the Company purchased the remaining 50% interest owned by Invivo in the Gleadell Agriculture Ltd. joint venture.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

The Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. In South America, the Oilseeds segment includes origination and merchandising activities as adjuncts to its oilseeds processing assets. These activities include a network of grain elevators, port facilities, and transportation assets used to buy, store, clean, and transport grains and oilseeds. The Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cottonseed flour is produced and sold primarily to the pharmaceutical industry, and cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Oilseeds segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, and Olenex Sarl (Olenex) joint ventures.

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

The Nutrition segment engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In January 2019, the Company completed the acquisition of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries. In March 2019, the Company completed the acquisition of Florida Chemical Company, one of the world’s largest producers of citrus oils and ingredients.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Gross revenues
Origination	$6,975	$7,179
Oilseeds	6,409	6,835
Carbohydrate Solutions	2,576	2,812
Nutrition	1,300	958
Other	81	106
Intersegment elimination	(2,037)	(2,364)
Total gross revenues	$15,304	$15,526

Intersegment sales
Origination	$851	$912
Oilseeds	995	1,233
Carbohydrate Solutions	173	211
Nutrition	18	8
Total intersegment sales	$2,037	$2,364

Revenues from external customers
Origination
Merchandising and Handling	$6,058	$6,212
Transportation	66	55
Total Origination	6,124	6,267
Oilseeds
Crushing and Origination	3,256	3,285
Refining, Packaging, Biodiesel, and Other	2,158	2,317
Total Oilseeds	5,414	5,602
Carbohydrate Solutions
Starches and Sweeteners	1,622	1,638
Bioproducts	781	963
Total Carbohydrate Solutions	2,403	2,601
Nutrition
Wild Flavors and Specialty Ingredients	674	636
Animal Nutrition	608	314
Total Nutrition	1,282	950

Other	81	106
Total revenues from external customers	$15,304	$15,526

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Segment operating profit
Origination	$76	$46
Oilseeds	341	349
Carbohydrate Solutions	96	213
Nutrition	81	96
Other	14	13
Specified Items:
Gains (losses) on sales of assets and businesses(1)	12	—
Impairment, restructuring, and settlement charges(2)	(9)	(13)
Total segment operating profit	611	704
Corporate	(296)	(240)
Earnings before income taxes	$315	$464

(1) Current quarter gains consisted of a gain on the sale of certain assets and a step-up gain on an equity investment.

(2) Current quarter charges related to the impairment of certain long-lived assets. Prior quarter charges consisted of an impairment charge related to an equity investment and restructuring charges.

Note 16.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2019 consisted of $9 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $2 million of individually insignificant restructuring charges in Corporate. Asset impairment, exit, and restructuring costs in the three months ended March 31, 2018 consisted of $12 million of an equity investment impairment and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $3 million of individually insignificant restructuring charges in Corporate.

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

In March 2014, the Company entered into a second accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 13, 2020, unless extended.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2019 and December 31, 2018, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of March 31, 2019 and December 31, 2018, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.8 billion and $1.9 billion, respectively. In exchange for the transfers as of March 31, 2019 and December 31, 2018, the Company received cash of $1.4 billion and $1.5 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $430 million and $379 million, respectively. Cash collections from customers on receivables sold were $8.4 billion and $8.9 billion for the three months ended March 31, 2019 and 2018, respectively. Of this amount, $3.1 billion and $3.7 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the three months ended March 31, 2019 and 2018, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $8 million and $4 million for the three months ended March 31, 2019 and 2018, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 18.     Subsequent Event

The Company recently announced a series of actions to enhance agility, accelerate growth, and strengthen customer service. These actions encompass organizational changes to centralize and standardize business activities and processes, and enhance productivity and effectiveness; accelerating the capture of planned synergies from recent acquisitions; and offering enhanced early retirement for some colleagues in the U.S. and Canada. Related to the enhanced early retirement offer, the Company expects to recognize an estimated pension remeasurement charge of $55 million to $75 million in the second quarter of 2019. Colleagues electing to retire early may also choose to receive their benefit in the form of a lump sum payment. Dependent upon the final number of colleagues that elect to retire early and also receive their benefit in the form of a lump sum payment, it is possible that a pension settlement charge of up to $50 million may also be triggered in the second half of 2019 or first half of 2020. The impact of the other actions on the Company's financial statements cannot be estimated at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 170 countries. The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical, and energy uses. In addition, the Company engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed, and classified into four reportable business segments: Origination, Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other. Financial information with respect to the Company’s reportable business segments is set forth in Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”.

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in January 2019 of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries;

•	the purchase in February 2019 of the remaining 50% interest owned by Invivo in the Gleadell Agriculture Ltd. joint venture;

•	the acquisition in March 2019 of Florida Chemical Company, one of the world’s largest producers of citrus oils and ingredients;

•
the announcement in March 2019 of an agreement to acquire the Ziegler Group, a leading European provider of natural citrus flavor ingredients, which is subject to regulatory approval and expected to close in the second quarter of 2019; and

•
the formal launch in March 2019 of GrainBridge LLC, a 50% joint venture with Cargill that will develop digital tools to help North American farmers consolidate information on production economics and grain marketing activities into a single digital platform.

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness effort. During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. Readiness will also support the execution of the Company’s growth strategies across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s Carbohydrate Solutions and Nutrition businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these businesses, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Thus, changes in revenues of these businesses may correspond to changes in margins or gross profit.

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

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2019

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, sales volumes and margins were impacted by severe weather conditions in the U.S. and the continuing global trade tensions with China. In Oilseeds, continued good global meal demand resulted in strong global crushing volumes and stable margins. South American origination volumes were lower due to softer Chinese demand and slower farming selling caused by a weak U.S. dollar. Global demand and margins for refined oil and biodiesel remained solid. Excess global peanut supply resulted in weak peanut margins. In Carbohydrate Solutions, operations were adversely impacted by severe weather conditions in North America. Demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained steady in North America, margins were pressured for most of the quarter as U.S. industry ethanol production and stocks remained at high levels. Nutrition benefited from strong demand for flavor ingredients, flavor systems, and certain non-flavor food ingredients.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net earnings attributable to controlling interests decreased $160 million to $233 million. Segment operating profit decreased $93 million to $611 million. Included in segment operating profit in the current quarter was a net gain of $3 million consisting of asset impairment charges, a gain on sale of assets, and a step-up gain on an equity investment. Included in segment operating profit in the prior year quarter was a charge of $13 million related to asset impairment and restructuring. Adjusted segment operating profit decreased $109 million to $608 million due to the absence of the 2017 biodiesel tax credit recorded in the first quarter of 2018, lower margins in Carbohydrate Solutions, lower results in the Animal Nutrition business, and lower equity earnings from the Wilmar investment, partially offset by higher margins in Crushing and Origination, Merchandising and Handling, and Wild Flavors and Specialty Ingredients. Corporate results were a net charge of $296 million in the current quarter compared to $240 million in the prior year quarter. Corporate results in the current quarter included a charge of $1 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $8 million in the prior year quarter.

Income taxes of $81 million increased $13 million due to a higher effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2019 was 25.7% compared to 14.7% for the quarter ended March 31, 2018. The higher rate for the current year quarter was primarily due to the absence of the 2017 biodiesel tax credit recorded in the first quarter of 2018 and an unfavorable change in discrete tax items primarily related to U.S. tax reform transition tax adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2019	2018	Change
Oilseeds	9,167	9,047	120
Corn	5,132	5,591	(459)
Total	14,299	14,638	(339)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds increased due to increasing global demand for oilseed products. The overall decrease in corn is primarily related to lower production caused by adverse weather conditions and production issues in the Decatur, Illinois corn complex.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$6,058	$6,212	$(154)
Transportation	66	55	11
Total Origination	6,124	6,267	(143)

Oilseeds
Crushing and Origination	3,256	3,285	(29)
Refining, Packaging, Biodiesel, and Other	2,158	2,317	(159)
Total Oilseeds	5,414	5,602	(188)

Carbohydrate Solutions
Starches and Sweeteners	1,622	1,638	(16)
Bioproducts	781	963	(182)
Total Carbohydrate Solutions	2,403	2,601	(198)

Nutrition
Wild Flavors and Specialty Ingredients	674	636	38
Animal Nutrition	608	314	294
Total Nutrition	1,282	950	332

Other	81	106	(25)
Total	$15,304	$15,526	$(222)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Oilseeds and Origination, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $0.2 billion to $15.3 billion due to lower sales prices. The decrease in sales prices was due principally to soybeans, oils, and meal, partially offset by wheat. Origination revenues decreased 2% to $6.1 billion due to lower sales volumes ($226 million), partially offset by higher sales prices ($83 million). Oilseeds revenues decreased 3% to $5.4 billion due to lower sales prices ($264 million), partially offset by higher sales volumes ($76 million). Carbohydrate Solutions revenues decreased 8% to $2.4 billion due to lower sales volumes ($216 million), partially offset by higher sales prices ($18 million). Nutrition revenues increased 35% to $1.3 billion due to higher sales volumes ($390 million) primarily related to acquisitions, partially offset by lower sales prices ($58 million).

Cost of products sold of $14.4 billion decreased $261 million due principally to lower prices of commodities. Included in cost of products sold in the current quarter was a charge of $1 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $8 million in the prior year quarter. Manufacturing expenses increased $96 million to $1.4 billion due to individually insignificant increases in certain expense categories.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.3 billion.

Gross profit of $0.9 billion was comparable to the prior year quarter. Higher results in Crushing and Origination ($175 million) and Merchandising and Handling ($46 million) were partially offset by lower results in Refining, Packaging, Biodiesel, and Other ($94 million) and Bioproducts ($73 million). These factors are explained in the segment operating profit discussion on page 37. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $1 million in the current quarter compared to a positive impact of $8 million in the prior year quarter.

Selling, general, and administrative expenses increased $146 million to $659 million due principally to new acquisitions, higher variable performance-related and stock compensation expenses, and higher spending in IT and growth-related projects.

Asset impairment, exit, and restructuring costs decreased $5 million to $11 million. Current period charges consisted of $9 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $2 million of individually insignificant restructuring charges in Corporate. Prior period charges consisted of $12 million of an equity investment impairment and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $3 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $10 million to $101 million due to higher borrowings to fund acquisitions.

Equity in earnings of unconsolidated affiliates decreased $46 million to $101 million primarily due to lower earnings from the Company’s investment in Wilmar, partially offset by improved results in the Company’s investments in CIP and Olenex.

Other income - net decreased $7 million to $8 million. Current period income included gains on the sale of certain assets and step-up gains on equity investments, partially offset by foreign exchange losses and other income. Prior period income included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit (Loss)	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$61	$43	$18
Transportation	15	3	12
Total Origination	76	46	30

Oilseeds
Crushing and Origination	211	60	151
Refining, Packaging, Biodiesel, and Other	76	180	(104)
Asia	54	109	(55)
Total Oilseeds	341	349	(8)

Carbohydrate Solutions
Starches and Sweeteners	170	216	(46)
Bioproducts	(74)	(3)	(71)
Total Carbohydrate Solutions	96	213	(117)

Nutrition
Wild Flavors and Specialty Ingredients	88	73	15
Animal Nutrition	(7)	23	(30)
Total Nutrition	81	96	(15)

Other	14	13	1

Specified Items:
Gains (losses) on sales of assets and businesses	12	—	12
Asset impairment, restructuring, and settlement charges	(9)	(13)	4
Total Specified Items	3	(13)	16

Total Segment Operating Profit	$611	$704	$(93)

Adjusted Segment Operating Profit(1)	$608	$717	$(109)

Segment Operating Profit	$611	$704	$(93)
Corporate	(296)	(240)	(56)
Earnings Before Income Taxes	$315	$464	$(149)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit increased 65%. Merchandising and Handling results were higher than the first quarter of 2018, which had been impacted negatively by significant mark-to-market timing effects. Good execution that drove solid margins in North American grain, a strong performance in structured trade finance, and the reversal of some timing impacts from the fourth quarter of 2018, all helped to offset a softer performance in global trade, which was impacted by normalized South American soybean and soybean meal margins versus the first quarter of 2018. Results in the current quarter were also negatively impacted by high water conditions, which limited grain movement and sales in North America. Transportation results were up due to higher freight rates and improved northbound movements, partially offset by lower overall average barge volumes caused by unfavorable river conditions.

Oilseeds operating profit decreased 2%. Crushing and Origination results were up significantly compared to the first quarter of 2018, which included significant negative timing effects. Higher executed crush margins around the globe and favorable timing effects from hedges entered in the prior year drove improved results, partially offset by the impacts of slow farmer selling and lower Chinese demand on South American origination. Refining, Packaging, Biodiesel, and Other results were lower than the first quarter of 2018, which included the 2017 biodiesel tax credit. Increased contributions from the Olenex joint venture as well as improved margins in North American refined oils and European specialty food oils contributed to the current quarter results. Asia was down due to lower earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 55%. Starches and Sweeteners results were down due to pressured sweetener industry volumes and margins in European markets, impacts of severe weather in North America, higher manufacturing costs at the Decatur, IL complex, and weaker margins in flour milling. Bioproducts results were down due to significantly lower ethanol margins amid a continued weak industry environment and production volumes that were affected by severe weather.

Nutrition operating profit decreased 16%. Wild Flavors and Specialty Ingredients results were 21% higher across all businesses due to increased sales and an improved product mix. Animal Nutrition results were lower than the first quarter of 2018, which benefited from temporary industry effects on vitamin additives. Additional upfront costs related to inventory revaluation of newly-acquired Neovia, weaker lysine sales volumes, and higher costs also contributed to the current quarter results.

Other operating profit increased 8% due to improved results from the Company’s futures commission brokerage business, partially offset by unfavorable underwriting results from its captive insurance business.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2019	2018	Change
	(In millions)
LIFO credit (charge)	$(1)	$8	$(9)
Interest expense - net	(90)	(83)	(7)
Unallocated corporate costs	(183)	(146)	(37)
Acquisition-related expenses	(14)	—	(14)
Restructuring charges	(2)	(3)	1
Other charges	(6)	(16)	10
Total Corporate	$(296)	$(240)	$(56)

Corporate results were a net charge of $296 million in the current quarter compared to $240 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $1 million in the current quarter compared to a credit of $8 million in the prior year quarter. Interest expense - net increased $7 million due principally to higher borrowings to fund acquisitions. Unallocated corporate costs increased $37 million due principally to centralization of certain activities from the business units, resulting in a transfer-in of costs; higher variable performance-related and stock compensation expenses, and higher spending in IT and growth-related projects. Acquisition expenses in the current quarter related to the Neovia acquisition. Other charges decreased $10 million primarily due to improved results in the Company’s equity investment in CIP.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		565

Net earnings and reported EPS (fully diluted)	$233	$0.41	$393	$0.70
Adjustments:
LIFO charge (credit) - net of tax of $0 million in 2019 and $2 million in 2018 (1)	1	—	(6)	(0.01)
(Gains) losses on sales of assets and businesses - net of tax of $3 million in 2019 (2)	(9)	(0.02)	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $1 million in 2019 and $4 million in 2018 (2)	10	0.02	12	0.02
Acquisition-related transaction expenses - net of tax of $5 million in 2019 (2)	9	0.02	—	—
Certain discrete tax adjustments	17	0.03	(14)	(0.03)
Total adjustments	28	0.05	(8)	(0.02)
Adjusted net earnings and adjusted EPS	$261	$0.46	$385	$0.68

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Earnings before income taxes	$315	$464	$(149)
Interest expense	101	91	10
Depreciation and amortization	245	235	10
LIFO	1	(8)	9
(Gains) losses on sales of assets and businesses	(12)	—	(12)
Acquisition-related transaction expenses	14	—	14
Asset impairment, restructuring, and settlement charges	11	16	(5)
Adjusted EBITDA	$675	$798	$(123)

	Three months ended
	March 31,
(In millions)	2019	2018	Change
Origination	$116	$90	$26
Oilseeds	394	403	(9)
Carbohydrate Solutions	178	297	(119)
Nutrition	134	133	1
Other	24	19	5
Corporate	(171)	(144)	(27)
Adjusted EBITDA	$675	$798	$(123)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $2.0 billion for the three months compared to $3.6 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $2.5 billion for the three months compared to $4.1 billion for the same period last year. Inventories decreased approximately $0.2 billion due to lower quantities partially offset by higher inventory prices. Trade payables declined approximately $0.3 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $1.8 billion and $2.5 billion for the three months and the same period last year, respectively, was offset by $1.8 billion and $2.4 billion of net consideration received for beneficial interest obtained for selling trade receivables for the three months and the same period last year, respectively.

Cash used in investing activities was $0.3 billion for the three months compared to cash provided of $2.2 billion for the same period last year. Capital expenditures and net assets of businesses acquired were $2.1 billion for the three months compared to $0.2 billion the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $1.8 billion for the three months compared to $2.4 billion the same period last year.

Cash provided by financing activities was $1.1 billion for the three months compared to $1.3 billion for the same period last year. Commercial paper borrowings for the three months were $1.3 billion compared to commercial paper borrowings of $1.5 billion for the same period last year. There were no significant share repurchases for the three months and the same period last year.

At March 31, 2019, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $5.5 billion of readily marketable commodity inventories. At March 31, 2019, the Company’s capital resources included shareholders’ equity of $19 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $9.0 billion, of which $6.2 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% at March 31, 2019 and December 31, 2018. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 32% at March 31, 2019 and 25% at December 31, 2018. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.3 billion of U.S. commercial paper outstanding at March 31, 2019. There was no commercial paper outstanding under the European program at March 31, 2019.

As of March 31, 2019, the Company had $0.9 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.8 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs, as amended, provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2019, the Company utilized $1.4 billion of its facility under the Programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three months ended March 31, 2019, the Company spent approximately $0.2 billion in capital expenditures and $0.2 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired an insignificant number of shares for the three months ended March 31, 2019, and has 12.1 million shares remaining that may be repurchased until December 31, 2019.

The Company expects capital expenditures of approximately $0.8 billion to $0.9 billion and additional cash outlays of approximately $0.8 billion in dividends during 2019.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2019 and December 31, 2018 were $12.7 billion and $11.8 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories, obligations from new acquisitions, and other commitments. As of March 31, 2019, the Company expects to make payments related to purchase obligations of $11.8 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2019.

Off Balance Sheet Arrangements

There were no significant changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2019.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2019 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three months ended		Year ended
	March 31, 2019		December 31, 2018
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$348	$35	$434	$43
Lowest position	39	4	25	2
Average position	198	20	237	24

The change in fair value of the average position was the result of a decrease in quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

In January 2019, the Company completed the acquisition of Neovia. As a result of the acquisition, the Company is in the process of reviewing its internal control structure and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business. In addition, during the quarter, the Company added certain controls related to the adoption of Topic 842 with no material effect to its internal control over financial reporting.

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

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2019. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
January 1, 2019 to
January 31, 2019	702	$41.069	22	12,063,392

February 1, 2019 to
February 28, 2019	538,643	41.828	63	12,063,329

March 1, 2019 to
March 31, 2019	6,882	42.910	37	12,063,292
Total	546,227	$41.841	122	12,063,292

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2019, there were 546,105 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: April 26, 2019