Form 10-Q
period 2019-06-30
Archer-Daniels-Midland Co
filed 2019-08-01
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-44
ARCHER-DANIELS-MIDLAND COMPANY
(Exact name of registrant as specified in its charter)

Delaware		41-0129150
(State or other jurisdiction of incorporation or organization)		(I. R. S. Employer Identification No.)

77 West Wacker Drive, Suite 4600
Chicago,	Illinois	60601
(Address of principal executive offices)		(Zip Code)
(312) 634-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ADM	New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
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
Common Stock, no par value – 556,974,059 shares
(July 31, 2019)

SAFE HARBOR STATEMENT

This Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)

Revenues	$16,297	$17,068	$31,601	$32,594
Cost of products sold	15,325	15,887	29,701	30,524
Gross Profit	972	1,181	1,900	2,070

Selling, general, and administrative expenses	602	560	1,261	1,073
Asset impairment, exit, and restructuring costs	136	24	147	40
Interest expense	109	89	210	180
Equity in (earnings) losses of unconsolidated affiliates	(90)	(100)	(191)	(247)
Interest income	(46)	(42)	(95)	(75)
Other (income) expense – net	(13)	(2)	(21)	(17)
Earnings Before Income Taxes	274	652	589	1,116

Income taxes	36	86	117	154
Net Earnings Including Noncontrolling Interests	238	566	472	962

Less: Net earnings attributable to noncontrolling interests	3	—	4	3

Net Earnings Attributable to Controlling Interests	$235	$566	$468	$959

Average number of shares outstanding – basic	565	564	565	564

Average number of shares outstanding – diluted	566	567	566	566

Basic earnings per common share	$0.42	$1.00	$0.83	$1.70

Diluted earnings per common share	$0.42	$1.00	$0.83	$1.70

Dividends per common share	$0.35	$0.335	$0.70	$0.67

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)

Net earnings including noncontrolling interests	$238	$566	$472	$962
Other comprehensive income (loss):
Foreign currency translation adjustment	94	(402)	15	(191)
Tax effect	7	(19)	(3)	(22)
Net of tax amount	101	(421)	12	(213)

Pension and other postretirement benefit liabilities adjustment	(4)	13	3	15
Tax effect	2	(1)	15	(4)
Net of tax amount	(2)	12	18	11

Deferred gain (loss) on hedging activities	14	(64)	(63)	(89)
Tax effect	(7)	15	5	21
Net of tax amount	7	(49)	(58)	(68)

Unrealized gain (loss) on investments	7	(2)	5	(4)
Tax effect	(1)	—	(1)	—
Net of tax amount	6	(2)	4	(4)
Other comprehensive income (loss)	112	(460)	(24)	(274)
Comprehensive income (loss) including noncontrolling interests	350	106	448	688

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	—	4	3

Comprehensive income (loss) attributable to controlling interests	$347	$106	$444	$685

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$849	$1,997
Short-term marketable securities	4	6
Segregated cash and investments	4,381	4,506
Trade receivables	2,433	2,233
Inventories	8,294	8,813
Other current assets	3,587	3,033
Total Current Assets	19,548	20,588

Investments and Other Assets
Investments in and advances to affiliates	5,449	5,317
Long-term marketable securities	8	7
Goodwill and other intangible assets	5,545	4,041
Other assets	1,821	927
Total Investments and Other Assets	12,823	10,292

Property, Plant, and Equipment
Land and land improvements	587	545
Buildings	5,455	5,171
Machinery and equipment	18,768	18,399
Construction in progress	1,028	987
	25,838	25,102
Accumulated depreciation	(15,593)	(15,149)
Net Property, Plant, and Equipment	10,245	9,953
Total Assets	$42,616	$40,833

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,699	$108
Trade payables	3,067	3,545
Payables to brokerage customers	4,696	4,628
Accrued expenses and other payables	3,128	2,913
Current maturities of long-term debt	12	582
Total Current Liabilities	12,602	11,776

Long-Term Liabilities
Long-term debt	7,701	7,698
Deferred income taxes	1,305	1,067
Other	1,976	1,247
Total Long-Term Liabilities	10,982	10,012

Temporary Equity - Redeemable noncontrolling interest	53	49

Shareholders’ Equity
Common stock	2,588	2,560
Reinvested earnings	18,497	18,527
Accumulated other comprehensive income (loss)	(2,130)	(2,106)
Noncontrolling interests	24	15
Total Shareholders’ Equity	18,979	18,996
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$42,616	$40,833

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2019	2018
Operating Activities
Net earnings including noncontrolling interests	$472	$962
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	493	474
Asset impairment charges	44	33
Deferred income taxes	11	(92)
Equity in earnings of affiliates, net of dividends	(60)	(84)
Stock compensation expense	45	63
Deferred cash flow hedges	(63)	(90)
Gains on sales of assets and businesses	(30)	(12)
Other – net	104	(116)
Changes in operating assets and liabilities
Segregated investments	113	729
Trade receivables	129	(30)
Inventories	852	1,156
Deferred consideration in securitized receivables	(3,613)	(4,107)
Other current assets	(467)	(519)
Trade payables	(742)	(1,265)
Payables to brokerage customers	71	(664)
Accrued expenses and other payables	(72)	383
Total Operating Activities	(2,713)	(3,179)

Investing Activities
Purchases of property, plant, and equipment	(383)	(379)
Proceeds from sales of business and assets	23	26
Net assets of businesses acquired	(1,944)	—
Purchases of marketable securities	(2)	(2)
Proceeds from sales of marketable securities	67	—
Investments in and advances to affiliates	(10)	(132)
Investments in retained interest in securitized receivables	(2,590)	(2,184)
Proceeds from retained interest in securitized receivables	6,203	6,212
Other – net	(18)	7
Total Investing Activities	1,346	3,548

Financing Activities
Long-term debt borrowings	2	—
Long-term debt payments	(611)	(6)
Net borrowings (payments) under lines of credit agreements	1,413	196
Share repurchases	(94)	—
Cash dividends	(395)	(379)
Other – net	(42)	13
Total Financing Activities	273	(176)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,094)	193
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,843	1,858
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$2,749	$2,051

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$849	$851
Restricted cash and restricted cash equivalents included in segregated cash and investments	1,900	1,200
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,749	$2,051

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$3,662	$3,978

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2019	560	$2,584	$18,553	$(2,242)	$15	$18,910
Comprehensive income
Net earnings			235		3
Other comprehensive income (loss)				112	—
Total comprehensive income						350
Dividends paid - $0.35 per share			(197)			(197)
Share repurchases	(2)		(94)			(94)
Stock compensation expense	—	2				2
Other	—	2	—	—	6	8
Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			468		4
Other comprehensive income (loss)				(24)	—
Total comprehensive income						448
Dividends paid - $0.70 per share			(395)			(395)
Share repurchases	(2)		(94)			(94)
Stock compensation expense	1	45				45
Other		(17)	(9)	—	5	(21)
Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979

Balance, March 31, 2018	559	$2,428	$17,755	$(1,451)	$5	$18,737
Comprehensive income
Net earnings			566		—
Other comprehensive income (loss)				(460)	—
Total comprehensive income						106
Dividends paid - $0.335 per share			(189)			(189)
Stock compensation expense	—	34				34
Other	—	27	—	—	(3)	24
Balance, June 30, 2018	559	$2,489	$18,132	$(1,911)	$2	$18,712

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			959		3
Other comprehensive income (loss)				(274)	—
Total comprehensive income						688
Dividends paid - $0.67 per share			(379)			(379)
Stock compensation expense	1	63				63
Other	1	28	—	—	(10)	18
Balance, June 30, 2018	559	$2,489	$18,132	$(1,911)	$2	$18,712

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating its current accounting policy of recording allowance for doubtful accounts for short-term and long-term receivables for compliance with the amended guidance. Based on that evaluation, the Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s financial results.

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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $367 million and $501 million as of June 30, 2019 and December 31, 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $160 million and $326 million for the three and six months ended June 30, 2019, respectively and $183 million and $509 million for the three and six months ended June 30, 2018, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$809	$65	$874	$5,544	$6,418
Transportation	—	63	63	—	63
Total Origination	809	128	937	5,544	6,481
Oilseeds
Crushing and Origination	200	—	200	3,413	3,613
Refining, Packaging, Biodiesel, and Other	525	—	525	1,609	2,134
Total Oilseeds	725	—	725	5,022	5,747
Carbohydrate Solutions
Starches and Sweeteners	1,260	—	1,260	424	1,684
Bioproducts	757	—	757	—	757
Total Carbohydrate Solutions	2,017	—	2,017	424	2,441
Nutrition
Wild Flavors and Specialty Ingredients	728	—	728	—	728
Animal Nutrition	796	—	796	—	796
Total Nutrition	1,524	—	1,524	—	1,524

Other	104	—	104	—	104
Total Revenues	$5,179	$128	$5,307	$10,990	$16,297

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Six Months Ended June 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$1,140	$114	$1,254	$11,222	$12,476
Transportation	—	129	129	—	129
Total Origination	1,140	243	1,383	11,222	12,605
Oilseeds
Crushing and Origination	371	—	371	6,498	6,869
Refining, Packaging, Biodiesel, and Other	1,037	—	1,037	3,255	4,292
Total Oilseeds	1,408	—	1,408	9,753	11,161
Carbohydrate Solutions
Starches and Sweeteners	2,459	—	2,459	847	3,306
Bioproducts	1,538	—	1,538	—	1,538
Total Carbohydrate Solutions	3,997	—	3,997	847	4,844
Nutrition
Wild Flavors and Specialty Ingredients	1,402	—	1,402	—	1,402
Animal Nutrition	1,404	—	1,404	—	1,404
Total Nutrition	2,806	—	2,806	—	2,806

Other	185	—	185	—	185
Total Revenues	$9,536	$243	$9,779	$21,822	$31,601

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended June 30, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$561	$60	$621	$5,956	$6,577
Transportation	—	63	63	—	63
Total Origination	561	123	684	5,956	6,640
Oilseeds
Crushing and Origination	131	—	131	4,243	4,374
Refining, Packaging, Biodiesel, and Other	581	—	581	1,707	2,288
Total Oilseeds	712	—	712	5,950	6,662
Carbohydrate Solutions
Starches and Sweeteners	1,281	—	1,281	423	1,704
Bioproducts	943	—	943	—	943
Total Carbohydrate Solutions	2,224	—	2,224	423	2,647
Nutrition
Wild Flavors and Specialty Ingredients	693	—	693	—	693
Animal Nutrition	325	—	325	—	325
Total Nutrition	1,018	—	1,018	—	1,018

Other	101	—	101	—	101
Total Revenues	$4,616	$123	$4,739	$12,329	$17,068

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Six Months Ended June 30, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Origination
Merchandising and Handling	$1,232	$122	$1,354	$11,435	$12,789
Transportation	—	118	118	—	118
Total Origination	1,232	240	1,472	11,435	12,907
Oilseeds
Crushing and Origination	317	—	317	7,342	7,659
Refining, Packaging, Biodiesel, and Other	1,108	—	1,108	3,497	4,605
Total Oilseeds	1,425	—	1,425	10,839	12,264
Carbohydrate Solutions
Starches and Sweeteners	2,438	—	2,438	904	3,342
Bioproducts	1,906	—	1,906	—	1,906
Total Carbohydrate Solutions	4,344	—	4,344	904	5,248
Nutrition
Wild Flavors and Specialty Ingredients	1,329	—	1,329	—	1,329
Animal Nutrition	639	—	639	—	639
Total Nutrition	1,968	—	1,968	—	1,968

Other	207	—	207	—	207
Total Revenues	$9,176	$240	$9,416	$23,178	$32,594

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

The Company acquired Neovia SAS (Neovia), Florida Chemical Company (FCC), and the Ziegler Group (Ziegler) in January 2019, March 2019, and May 2019, respectively. These acquisitions are in line with the Company’s strategy to become one of the world’s leading nutrition companies. The post-acquisition financial results of Neovia, FCC, and Ziegler are reported in the Nutrition segment.

During the six months ended June 30, 2019, the Company acquired Neovia, FCC, Ziegler, and the remaining 50% interest in Gleadell Agriculture Ltd (Gleadell), for aggregate consideration of $2.0 billion in cash. The aggregate consideration of these acquisitions, net of $95 million in cash acquired, plus the acquisition-date value of the Company’s previously held equity interest in Gleadell of $15 million, were allocated as follows, subject to final measurement period adjustments:

In millions	Neovia	FCC	Ziegler	Gleadell	Total
Working capital	$103	$40	$20	$(6)	$157
Property, plant, and equipment	405	17	3	13	438
Goodwill	731	90	27	10	858
Other intangible assets	659	23	24	—	706
Other long-term assets	82	—	1	9	92
Long-term liabilities	(289)	—	(7)	(11)	(307)
Aggregate cash consideration, net of cash acquired, plus acquisition-date fair value of previously held equity interest	$1,691	$170	$68	$15	$1,944

Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses. Of the $858 million preliminarily allocated to goodwill, $90 million is expected to be deductible for tax purposes.

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

The following table sets forth the preliminary fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Neovia	FCC	Ziegler	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	5	to	15	$215	$7	$3	$225
Customer lists	10	to	20	306	12	5	323
Developed technology	6	to	11	138	4	16	158
Total other intangible assets acquired				$659	$23	$24	$706

Note 6.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,600	$1,388	$3,988
Unrealized derivative gains:
Commodity contracts	—	302	159	461
Foreign currency contracts	—	160	—	160
Interest rate contracts	—	3	—	3
Cash equivalents	429	—	—	429
Marketable securities	11	1	—	12
Segregated investments	925	—	—	925
Deferred receivables consideration	—	447	—	447
Total Assets	$1,365	$3,513	$1,547	$6,425

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$393	$216	$609
Foreign currency contracts	—	113	—	113
Interest rate contracts	—	46	—	46
Inventory-related payables	—	740	22	762
Total Liabilities	$—	$1,292	$238	$1,530

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,032	$1,515	$4,547
Unrealized derivative gains:
Commodity contracts	—	306	155	461
Foreign currency contracts	—	175	—	175
Cash equivalents	1,288	—	—	1,288
Marketable securities	12	1	—	13
Segregated investments	1,044	—	—	1,044
Deferred receivables consideration	—	379	—	379
Total Assets	$2,344	$3,893	$1,670	$7,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$344	$245	$589
Foreign currency contracts	—	152	—	152
Interest rate contracts	—	20	—	20
Inventory-related payables	—	579	18	597
Total Liabilities	$—	$1,095	$263	$1,358

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2019.

	Level 3 Fair Value Asset Measurements at
	June 30, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2019	$1,511	$212	$1,723
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	237	84	321
Purchases	2,657	—	2,657
Sales	(2,958)	—	(2,958)
Settlements	—	(137)	(137)
Transfers into Level 3	232	10	242
Transfers out of Level 3	(291)	(10)	(301)
Ending balance, June 30, 2019	$1,388	$159	$1,547

* Includes increase in unrealized gains of $280 million relating to Level 3 assets still held at June 30, 2019.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2019.

	Level 3 Fair Value Liability Measurements at
	June 30, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2019	$16	$143	$159
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	1	154	155
Purchases	11	—	11
Sales	(6)	—	(6)
Settlements	—	(88)	(88)
Transfers into Level 3	—	17	17
Transfers out of Level 3	—	(10)	(10)
Ending balance, June 30, 2019	$22	$216	$238

* Includes increase in unrealized losses of $157 million relating to Level 3 liabilities still held at June 30, 2019.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2019.

	Level 3 Fair Value Asset Measurements at
	June 30, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2018	$1,515	$155	$1,670
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	216	228	444
Purchases	5,346	—	5,346
Sales	(5,782)	—	(5,782)
Settlements	—	(240)	(240)
Transfers into Level 3	232	33	265
Transfers out of Level 3	(139)	(17)	(156)
Ending balance, June 30, 2019	$1,388	$159	$1,547

* Includes increase in unrealized gains of $491 million relating to Level 3 assets still held at June 30, 2019.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2019.

	Level 3 Fair Value Liability Measurements at
	June 30, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2018	$18	$245	$263
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	1	172	173
Purchases	15	—	15
Sales	(12)	—	(12)
Settlements	—	(187)	(187)
Transfers into Level 3	—	24	24
Transfers out of Level 3	—	(38)	(38)
Ending balance, June 30, 2019	$22	$216	$238

* Includes increase in unrealized losses of $177 million relating to Level 3 liabilities still held at June 30, 2019.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2019 and December 31, 2018. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2019 is a weighted average 40.8% of the total price for assets and 29.6% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2019		December 31, 2018
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	40.8%	29.6%	18.5%	125.0%
Transportation cost	31.5%	25.0%	25.9%	39.4%

Commodity Derivative Contracts
Basis	27.9%	22.6%	21.6%	19.1%
Transportation cost	32.3%	43.0%	29.5%	35.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$160	$113	$175	$152
Commodity Contracts	461	609	461	589
Total	$621	$722	$636	$741

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2019 and 2018.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended June 30, 2019
Consolidated Statement of Earnings	$16,297	$15,325	$(13)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(10)	$51	$14
Commodity Contracts	—	(131)	—
Total gain (loss) recognized in earnings	$(10)	$(80)	$14	$(76)

Three Months Ended June 30, 2018
Consolidated Statement of Earnings	$17,068	$15,887	$(2)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$28	$(186)	$(126)
Commodity Contracts	—	392	—
Total gain (loss) recognized in earnings	$28	$206	$(126)	$108

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Six Months Ended June 30, 2019
Consolidated Statement of Earnings	$31,601	$29,701	$(21)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(2)	$51	$(16)
Commodity Contracts	—	(11)	—
Total gain (loss) recognized in earnings	$(2)	$40	$(16)	$22

Six Months Ended June 30, 2018
Consolidated Statement of Earnings	$32,594	$30,524	$(17)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$25	$(201)	$(61)
Commodity Contracts	—	79	—
Total gain (loss) recognized in earnings	$25	$(122)	$(61)	$(158)

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of June 30, 2019 and December 31, 2018, the Company had certain derivatives designated as cash flow and fair value hedges.

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

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At June 30, 2019, the Company had $3 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings.

The Company uses interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in other (income) expense - net over the period in which the related interest payments are paid to the banks. At June 30, 2019, the Company had $46 million of losses in AOCI related to these interest rate swaps. The Company expects to recognize this amount in its consolidated statement of earnings during the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of June 30, 2019, the Company had $15 million of after-tax gains in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $15 million of these after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 95% of its monthly anticipated grind.  At June 30, 2019, the Company had designated hedges representing between 1% and 32% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 million and 121 million gallons of ethanol sales per month under these programs.  At June 30, 2019, the Company had designated hedges representing between 0 million and 1 million gallons of ethanol sales per month over the next 3 months.

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

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest Rate Contracts	$3	$46	$—	$20
Total	$3	$46	$—	$20

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2019 and 2018.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended June 30, 2019
Consolidated Statement of Earnings	$16,297	$15,325	$109	$(13)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$5	$1	$—	$—
Interest Contracts	—	—	—	(6)
Total gain (loss) recognized in earnings	$5	$1	$—	$(6)	$—

Three Months Ended June 30, 2018
Consolidated Statement of Earnings	$17,068	$15,887	$89	$(2)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(1)	$(34)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$(1)	$(34)	$1	$—	$(34)

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Six Months Ended June 30, 2019
Consolidated Statement of Earnings	$31,601	$29,701	$210	$(21)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(8)	$6	$—	$—
Interest Contracts	—	—	—	(8)
Total gain (loss) recognized in earnings	$(8)	$6	$—	$(8)	$(10)

Six Months Ended June 30, 2018
Consolidated Statement of Earnings	$32,594	$30,524	$180	$(17)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$1	$(28)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$1	$(28)	$1	$—	$(26)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

Net Investment Hedging Strategies

The Company issued €500 million aggregate principal amount of Floating Rate Notes and €600 million aggregate principal amount of 1.75% Notes on June 24, 2015, €650 million aggregate principal amount of 1.0% Notes on September 12, 2018, and €1.1 billion of commercial paper in June 2019 (collectively, the “Notes”). The €500 million Floating Rate Notes matured in June 2019. The Company has designated €2.3 billion of the outstanding Notes as a hedge of its net investment in a foreign subsidiary. As of June 30, 2019 and December 31, 2018, the Company had after-tax losses of $25 million and $26 million, respectively, in AOCI related to gains and losses from the net investment hedge transaction. The amount is deferred in AOCI until the underlying investment is divested.

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2019	2018
	(In millions)

Unrealized gains on derivative contracts	$624	$636
Deferred receivables consideration	447	379
Customer omnibus receivable	593	450
Financing receivables - net (1)	514	424
Insurance premiums receivable	68	35
Prepaid expenses	286	184
Tax receivables	462	379
Non-trade receivables (2)	344	323
Other current assets	249	223
	$3,587	$3,033

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million and $3 million at June 30, 2019 and December 31, 2018, respectively. Interest earned on financing receivables of $6 million and $14 million for the three and six months ended June 30, 2019, respectively, and $5 million and $12 million for the three and six months ended June 30, 2018, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $82 million and $84 million of reinsurance recoverables as of June 30, 2019 and December 31, 2018, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2019	2018
	(In millions)

Unrealized losses on derivative contracts	$768	$761
Accrued compensation	306	337
Income tax payable	38	—
Other taxes payable	105	98
Reinsurance premiums payable	13	15
Insurance claims payable	300	277
Contract liability	367	501
Other accruals and payables	1,231	924
	$3,128	$2,913

Note 10.	Debt and Financing Arrangements

At June 30, 2019, the fair value of the Company’s long-term debt exceeded the carrying value by $1.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2019, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $8.9 billion, of which $5.8 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.5 billion of U.S. and European commercial paper outstanding at June 30, 2019.

The Company has accounts receivable securitization programs (the “Programs”). The Programs, as amended, provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $0.4 billion was unused as of June 30, 2019 (see Note 17 for more information about the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2019 was 13.1% and 19.9%, respectively, compared to 13.2% and 13.8% for the three and six months ended June 30, 2018, respectively. The change in the rates for the six months ended June 30, 2019 was primarily due to the absence of the 2017 biodiesel tax credit and a favorable discrete tax item recorded in 2018 due to a law change in Brazil related to certain value added tax items.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $110 million in tax and $317 million in interest and penalties as of June 30, 2019 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008 to 2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of June 30, 2019, these assessments totaled $20 million in tax and $69 million in interest and penalties (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for years subsequent to 2011. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $56 million in tax and $53 million in interest (adjusted for variation in currency exchange rates as of June 30, 2019).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2011.

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

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2019, this assessment was $92 million in tax and $33 million in interest (adjusted for variation in currency exchange rates). The Company has appealed the assessment and a hearing was held in the first quarter of 2019. The Company expects to receive a decision in the second half of 2019. Further appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. The Company has accrued an amount it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at June 30, 2019.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Lease cost:
Operating lease cost	$73	$146
Short-term lease cost	24	47
Total lease cost	$97	$193

Other information:
Operating lease liability principal payments		$98
Right-of-use assets obtained in exchange for new operating lease liabilities		$168

		June 30, 2019
Weighted-average remaining lease term - operating leases (in years)		8
Weighted average discount rate - operating leases		4.7%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Undiscounted
Cash Flows
(In millions)
Remainder of 2019	$116
2020	200
2021	167
2022	138
2023	101
2024	58
Thereafter	260
Total	1,040

Less interest (1)	183
Lease liability	$857

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Leases (Continued)

As of June 30, 2019, the Company had $837 million of right-of-use assets included in Other assets, $189 million of current lease liabilities included in Accrued expenses and other payables, and $668 million of non-current lease liabilities included in Other long-term liabilities in its consolidated balance sheet.

Note 13.     Accumulated Other Comprehensive Income (AOCI)

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2019 and the reclassifications out of AOCI for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2019	$(2,051)	$(4)	$(200)	$13	$(2,242)
Other comprehensive income (loss) before reclassifications	94	14	(1)	7	114
Amounts reclassified from AOCI	—	—	(3)	—	(3)
Tax effect	7	(7)	2	(1)	1
Net of tax amount	101	7	(2)	6	112
Balance at June 30, 2019	$(1,950)	$3	$(202)	$19	$(2,130)

	Six months ended June 30, 2019
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)
Other comprehensive income (loss) before reclassifications	16	(73)	9	5	(43)
Amounts reclassified from AOCI	(1)	10	(6)	—	3
Tax effect	(3)	5	15	(1)	16
Net of tax amount	12	(58)	18	4	(24)
Balance at June 30, 2019	$(1,950)	$3	$(202)	$19	$(2,130)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Accumulated Other Comprehensive Income (AOCI) (Continued)

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected line item in the consolidated statement
Details about AOCI components	2019	2018	2019	2018	of earnings
	(In millions)
Foreign currency translation adjustment
	$—	$—	$(1)	$—	Other (income) expense-net
	—	—	—	—	Tax
	$—	$—	$(1)	$—	Net of tax

Deferred loss (gain) on hedging activities
	$(5)	$1	$8	$(1)	Revenues
	(1)	34	(6)	28	Cost of products sold
	6	—	8	—	Other (income) expense-net
	—	(1)	—	(1)	Interest expense
	—	34	10	26	Total before tax
	2	(8)	—	(6)	Tax
	$2	$26	$10	$20	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(9)	$(9)	$(13)	$(17)	Other (income) expense-net
Actuarial losses	6	16	7	32	Other (income) expense-net
	(3)	7	(6)	15	Total before tax
	1	1	15	(3)	Tax
	$(2)	$8	$9	$12	Net of tax

Note 14.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)

Gains on sales of assets	$(15)	$(6)	$(30)	$(12)
Other – net	2	4	9	(5)
Other (Income) Expense - Net	$(13)	$(2)	$(21)	$(17)

Gains on sales of assets in the three months ended June 30, 2019 and the three and six months ended June 30, 2018 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the six months ended June 30, 2019 also included gains on the sale of certain assets, step-up gains on equity investments, and gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net in the three and six months ended June 30, 2019 and the three months ended June 30, 2018 included foreign exchange losses, partially offset by other income. Other-net in the six months ended June 30, 2018 included other income, partially offset

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Other (Income) Expense - Net (Continued)

by foreign exchange losses. Other-net also included the non-service components of net pension benefit income of $6 million and $8 million in the three and six months ended June 30, 2019, respectively, compared to $2 million and $5 million in the three and six months ended June 30, 2018, respectively.

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

The Origination segment utilizes its extensive global grain elevator and transportation networks and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Origination segment includes international agricultural commodities merchandising and handling activities managed through a global trade desk based in Rolle, Switzerland. The Origination segment’s grain sourcing, handling, and transportation network provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Origination segment’s transportation network capabilities include barge, ocean-going vessel, truck, rail, and container freight services. The Origination segment also includes the activities related to structured trade finance, the import and distribution of agricultural feed products, and the Company’s share of the results of its Pacificor joint venture. In February 2019, the Company purchased the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture.

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

The Nutrition segment engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. During the six months ended June 30, 2019, the Company completed the acquisitions of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries; Florida Chemical Company, one of the world’s largest producers of citrus oils and ingredients; and Ziegler Group, a leading European provider of natural citrus flavor ingredients.

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

In May 2019, the Company announced the creation of a new business unit called Ag Services & Oilseeds, which combines the Origination and Oilseeds business operations into a single reporting structure effective July 1, 2019.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Gross revenues
Origination	$7,193	$7,757	$14,168	$14,936
Oilseeds	7,547	8,251	13,956	15,086
Carbohydrate Solutions	2,878	2,906	5,454	5,718
Nutrition	1,541	1,029	2,841	1,987
Other	104	101	185	207
Intersegment elimination	(2,966)	(2,976)	(5,003)	(5,340)
Total gross revenues	$16,297	$17,068	$31,601	$32,594

Intersegment sales
Origination	$712	$1,117	$1,563	$2,029
Oilseeds	1,800	1,589	2,795	2,822
Carbohydrate Solutions	437	259	610	470
Nutrition	17	11	35	19
Total intersegment sales	$2,966	$2,976	$5,003	$5,340

Revenues from external customers
Origination
Merchandising and Handling	$6,418	$6,577	$12,476	$12,789
Transportation	63	63	129	118
Total Origination	6,481	6,640	12,605	12,907
Oilseeds
Crushing and Origination	3,613	4,374	6,869	7,659
Refining, Packaging, Biodiesel, and Other	2,134	2,288	4,292	4,605
Total Oilseeds	5,747	6,662	11,161	12,264
Carbohydrate Solutions
Starches and Sweeteners	1,684	1,704	3,306	3,342
Bioproducts	757	943	1,538	1,906
Total Carbohydrate Solutions	2,441	2,647	4,844	5,248
Nutrition
Wild Flavors and Specialty Ingredients	728	693	1,402	1,329
Animal Nutrition	796	325	1,404	639
Total Nutrition	1,524	1,018	2,806	1,968

Other	104	101	185	207
Total revenues from external customers	$16,297	$17,068	$31,601	$32,594

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Segment operating profit
Origination	$71	$191	$147	$237
Oilseeds	291	341	632	690
Carbohydrate Solutions	192	247	288	460
Nutrition	117	114	198	210
Other	11	31	25	44
Specified Items:
Gains (losses) on sales of assets and businesses(1)	—	—	12	—
Impairment, restructuring, and settlement charges(2)	(37)	(22)	(46)	(35)
Total segment operating profit	645	902	1,256	1,606
Corporate	(371)	(250)	(667)	(490)
Earnings before income taxes	$274	$652	$589	$1,116

(1) Current year-to-date gains consisted of a gain on the sale of certain assets and a step-up gain on an equity investment.

(2) Current quarter and year-to-date charges primarily related to the impairment of certain long-lived assets. Prior quarter charges consisted of an impairment charge related to a long-term financing receivable and restructuring charges. Prior year-to-date charges consisted of impairment charges related to a long-term financing receivable and an equity investment and restructuring charges.

Note 16.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs consisted of $35 million and $44 million of impairments related to certain long-lived assets presented as specified items within segment operating profit in the three and six months ended June 30, 2019, respectively, and $101 million and $103 million of restructuring and pension remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives during the three and six months ended June 30, 2019, respectively.

Asset impairment, exit, and restructuring costs in the three months ended June 30, 2018 consisted of $21 million of long-term receivable impairment and $1 million of individually insignificant restructuring charges presented as separate items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2018 consisted of $12 million of an equity investment impairment, $21 million of long-term receivable impairment, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $5 million of individually insignificant restructuring charges in Corporate.

The $35 million impairment in the three months ended June 30, 2019 related to a Company facility and was based on the fair value of the asset determined using a third-party market participant’s offer to purchase the facility.

The $21 million impairment in the three and six ended June 30, 2018 related to a long-term receivable included in other assets in the accompanying balance sheet, and was based on the fair value of the collateral provided as security for the advance. The fair value was determined using internal and external sources, including published information on Brazilian land values.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The Program terminates on June 18, 2020, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 13, 2020, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At June 30, 2019 and December 31, 2018, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of June 30, 2019 and December 31, 2018, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.8 billion and $1.9 billion, respectively. In exchange for the transfers as of June 30, 2019 and December 31, 2018, the Company received cash of $1.4 billion and $1.5 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $447 million and $379 million, respectively. Cash collections from customers on receivables sold were $16.5 billion and $17.9 billion for the six months ended June 30, 2019 and 2018, respectively. Of this amount, $6.2 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the six months ended June 30, 2019 and 2018. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $4 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $9 million for the six months ended June 30, 2019 and 2018, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Sale of Accounts Receivable (Continued)

The Company also sells certain of its receivables in their entirety to independent third-party institutions without recourse and no continuing involvement.  The sold receivables are considered a true sale for accounting purposes, and therefore, are not reflected on the Company’s consolidated balance sheet.

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

In May 2019, the Company announced the creation of a new business unit called Ag Services & Oilseeds, which combines the Origination and Oilseeds business operations into a single reporting structure effective July 1, 2019.

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in January 2019 of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries;

•	the purchase in February 2019 of the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture;

•	the acquisition in March 2019 of Florida Chemical Company, one of the world’s largest producers of citrus oils and ingredients;

•
the formal launch in March 2019 of GrainBridge LLC, a 50% joint venture with Cargill that will develop digital tools to help North American farmers consolidate information on production economics and grain marketing activities into a single digital platform; and

•	the acquisition in May 2019 of Ziegler Group, a leading European provider of natural citrus flavor ingredients.

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness effort. During 2018, the Company launched an effort called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. Readiness will also support the execution of the Company’s growth strategies across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates.

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

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2019

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, sales volumes and margins were impacted by high water conditions in the Mississippi river system and the continuing global trade tensions with China. In Oilseeds, continued good global meal demand resulted in strong global crushing volumes and stable margins. South American origination volumes were impacted by softer Chinese demand and slower farming selling due to lower soybean prices. Global demand and margins for refined oil and biodiesel remained solid. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand was seasonably higher in North America, margins remained pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China were limited. In addition, severe weather conditions in North America adversely impacted operations in the Origination, Oilseeds, and Carbohydrate Solutions business units. Nutrition benefited from growing demand for flavors and other food ingredients.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net earnings attributable to controlling interests decreased $331 million to $235 million. Segment operating profit decreased $257 million to $645 million. Included in segment operating profit in the current quarter was a charge of $37 million consisting of asset impairment and settlement charges. Included in segment operating profit in the prior year quarter was a charge of $22 million related to asset impairment and restructuring. Adjusted segment operating profit decreased $242 million to $682 million due to lower operating results in Merchandising and Handling, Crushing and Origination, and Bioproducts. Corporate results were a net charge of $371 million in the current quarter compared to $250 million in the prior year quarter. Corporate results in the current quarter included restructuring and pension remeasurement charges of $101 million related to early retirement and reorganization initiatives. Also included in Corporate results in the current quarter is a charge of $25 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $13 million in the prior year quarter.

Income taxes of $36 million decreased $50 million due to lower earnings before income taxes. The Company’s effective tax rate for the quarter ended June 30, 2019 was 13.1% compared to 13.2% for the quarter ended June 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2019	2018	Change
Oilseeds	8,773	9,075	(302)
Corn	5,545	5,518	27
Total	14,318	14,593	(275)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds decreased from the high prior year levels primarily due to extended downtime in the Quincy, Illinois facility caused by weather-related logistical challenges.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$6,418	$6,577	$(159)
Transportation	63	63	—
Total Origination	6,481	6,640	(159)

Oilseeds
Crushing and Origination	3,613	4,374	(761)
Refining, Packaging, Biodiesel, and Other	2,134	2,288	(154)
Total Oilseeds	5,747	6,662	(915)

Carbohydrate Solutions
Starches and Sweeteners	1,684	1,704	(20)
Bioproducts	757	943	(186)
Total Carbohydrate Solutions	2,441	2,647	(206)

Nutrition
Wild Flavors and Specialty Ingredients	728	693	35
Animal Nutrition	796	325	471
Total Nutrition	1,524	1,018	506

Other	104	101	3
Total	$16,297	$17,068	$(771)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues decreased $0.8 billion to $16.3 billion due to lower sales prices and, to a lesser extent, overall lower sales volumes. The decrease in sales prices was due principally to soybeans, meal, and oils. Origination revenues decreased 2% to $6.5 billion due to lower sales volumes ($0.2 billion). Oilseeds revenues decreased 14% to $5.7 billion due to lower sales prices ($0.6 billion) and lower sales volumes ($0.3 billion). Carbohydrate Solutions revenues decreased 8% to $2.4 billion due to lower sales volumes ($0.2 billion). Nutrition revenues increased 50% to $1.5 billion due to higher sales volumes ($0.5 billion) primarily related to acquisitions.

Cost of products sold decreased $562 million to $15.3 billion due to lower prices of commodities, and to a lesser extent, overall lower sales volumes. Included in cost of products sold in the current quarter was a charge of $25 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $13 million in the prior year quarter. Manufacturing expenses increased $0.1 billion to $1.4 billion primarily due to recent acquisitions and individually insignificant increases in certain expense categories.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.2 billion.

Gross profit decreased $209 million to $972 million. Lower results in Origination, Oilseeds, and Carbohydrate Solutions ($251 million) were partially offset by higher results in Nutrition ($95 million). These factors are explained in the segment operating profit discussion on page 45. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $25 million in the current quarter compared to a positive impact of $13 million in the prior year quarter.

Selling, general, and administrative expenses increased $42 million to $602 million due principally to new acquisitions and higher spending on IT, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $112 million to $136 million. Charges in the current quarter consisted of $35 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $101 million of restructuring and pension remeasurement charges in Corporate related to early retirement and reorganization initiatives. Charges in the prior year quarter consisted of $21 million of long-term receivable impairment and $1 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $2 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $20 million to $109 million due to higher borrowings to fund acquisitions.

Equity in earnings of unconsolidated affiliates decreased $10 million to $90 million due to losses from the Company’s investments in CIP and Olenex, partially offset by higher earnings from the Company’s investment in Wilmar.

Other income - net increased $11 million to $13 million. Income in the current and prior year quarters included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$68	$160	$(92)
Transportation	3	31	(28)
Total Origination	71	191	(120)

Oilseeds
Crushing and Origination	150	195	(45)
Refining, Packaging, Biodiesel, and Other	79	94	(15)
Asia	62	52	10
Total Oilseeds	291	341	(50)

Carbohydrate Solutions
Starches and Sweeteners	218	238	(20)
Bioproducts	(26)	9	(35)
Total Carbohydrate Solutions	192	247	(55)

Nutrition
Wild Flavors and Specialty Ingredients	103	106	(3)
Animal Nutrition	14	8	6
Total Nutrition	117	114	3

Other	11	31	(20)

Specified Items:
Asset impairment, restructuring, and settlement charges	(37)	(22)	(15)
Total Specified Items	(37)	(22)	(15)

Total Segment Operating Profit	$645	$902	$(257)

Adjusted Segment Operating Profit(1)	$682	$924	$(242)

Segment Operating Profit	$645	$902	$(257)
Corporate	(371)	(250)	(121)
Earnings Before Income Taxes	$274	$652	$(378)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit decreased 63%. Merchandising and Handling results were lower when compared to the strong results from the second quarter of 2018, when the drought in Argentina and increased purchases of U.S. crops by China in anticipation of tariffs drove strong volumes and margins. Despite solid execution, current quarter volumes and margins in North America were impacted by continued high water conditions on U.S. rivers, which limited river asset utilization, and the competitiveness of U.S. crops, particularly corn, in export markets. Transportation was down year-over-year, as the unfavorable river conditions throughout the quarter limited barge volumes and margins.

Oilseeds operating profit decreased 15%. Crushing and Origination results were solid but lower than the strong results from the second quarter of 2018. Strong domestic industry demand supported crush margins in North America and EMEA. South American crushing and origination margins were down on bean prices and slow China demand during the quarter. In North America, crush volumes were down primarily due to production outages caused by weather-related logistical challenges at the Company’s Quincy, Illinois facility. Refining, Packaging, Biodiesel, and Other results were lower than the prior year quarter, driven by weaker margins in South America and some timing impacts in EMEA. Asia was up due to higher earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 22%. Starches and Sweeteners was down compared to the second quarter of 2018 due to lingering high water impacts at the Company’s Columbus, Nebraska facility, partially offset by solid sales and margins in North America. Results in EMEA were pressured by lower margins due to low sugar prices and the Turkish quota on starch-based sweeteners. Bioproducts results were significantly lower than the prior year quarter on continued negative ethanol industry margins caused by ample industry inventory and lower U.S. exports.

Nutrition operating profit increased 3%. Wild Flavors and Specialty Ingredients results were slightly lower than the second quarter of 2018. Wild Flavors demonstrated very strong sales and margin growth in North America but was partially offset by changes in customer order patterns in EMEAI and lower sales in APAC. Specialty Ingredients was lower due to isolated production shortfalls. Health and Wellness continued on its growth trajectory, driven both by contributions from acquisitions as well as organic sales and margin improvements. Animal Nutrition results were higher than the second quarter of 2018 primarily related to the Neovia acquisition.

Other operating profit decreased 65% primarily due to increased captive insurance underwriting losses partially offset by higher earnings from the Company’s futures commission brokerage business.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2019	2018	Change
	(In millions)
LIFO credit (charge)	$(25)	$13	$(38)
Interest expense - net	(101)	(73)	(28)
Unallocated corporate costs	(132)	(180)	48
Restructuring charges	(101)	(2)	(99)
Other charges	(12)	(8)	(4)
Total Corporate	$(371)	$(250)	$(121)

Corporate results were a net charge of $371 million in the current quarter compared to $250 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $25 million in the current quarter compared to a credit of $13 million in the prior year quarter. Interest expense - net increased $28 million due principally to higher borrowings and the absence of a tax credit received in 2018. Unallocated corporate costs decreased $48 million due principally to lower variable performance-related and stock compensation expenses, partially offset by higher spending on IT, growth-related investments, Readiness-related projects, and costs transferred in from the business units related to the centralization of certain activities. Restructuring charges, which include pension remeasurement charges, increased due to early retirement and reorganization initiatives in the current quarter.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2019 and 2018.

	Three months ended June 30,
	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		567

Net earnings and reported EPS (fully diluted)	$235	$0.42	$566	$1.00
Adjustments:
LIFO charge (credit) - net of tax of $6 million in 2019 and $3 million in 2018 (1)	19	0.03	(10)	(0.02)
Asset impairment, restructuring, and settlement charges - net of tax of $33 million in 2019 and $8 million in 2018 (2)	105	0.18	16	0.03
Certain discrete tax adjustments	(19)	(0.03)	7	0.01
Total adjustments	105	0.18	13	0.02
Adjusted net earnings and adjusted EPS	$340	$0.60	$579	$1.02

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2019 and 2018.

	Three months ended
	June 30,
(In millions)	2019	2018	Change
Earnings before income taxes	$274	$652	$(378)
Interest expense	109	89	20
Depreciation and amortization	248	239	9
LIFO	25	(13)	38
Asset impairment, restructuring, and settlement charges	138	24	114
Adjusted EBITDA	$794	$991	$(197)

	Three months ended
	June 30,
(In millions)	2019	2018	Change
Origination	$113	$234	$(121)
Oilseeds	344	399	(55)
Carbohydrate Solutions	274	333	(59)
Nutrition	173	151	22
Other	18	39	(21)
Corporate	(128)	(165)	37
Adjusted EBITDA	$794	$991	$(197)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2019

As an agricultural commodity-based business, the Company is subject to a variety of market factors which affect the Company's operating results. In Origination, sales volumes and margins were impacted by high water conditions in the Mississippi river system and the continuing global trade tensions with China. In Oilseeds, continued good global meal demand resulted in strong global crushing volumes and stable margins. South American origination volumes were impacted by softer Chinese demand and slower farming selling due to lower soybean prices. Global demand and margins for refined oil and biodiesel remained solid. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained steady in North America, margins were pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China were limited. In addition, severe weather conditions in North America adversely impacted operations in the Origination, Oilseeds, and Carbohydrate Solutions business units. Nutrition benefited from growing demand for flavors and other food ingredients.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net earnings attributable to controlling interests decreased $491 million to $468 million. Segment operating profit decreased $0.4 billion to $1.3 billion. Included in segment operating profit in the current period was a net charge of $34 million consisting of asset impairment and settlement charges, a gain on sale of assets, and a step-up gain on an equity investment. Included in segment operating profit in the prior period was a charge of $35 million related to asset impairment and restructuring. Adjusted segment operating profit decreased $0.4 billion to $1.3 billion due to the absence of the 2017 biodiesel tax credit recorded in the first quarter of 2018, lower margins in Carbohydrate Solutions, lower results in the Animal Nutrition business, and lower equity earnings from the Wilmar investment, partially offset by higher margins in Crushing and Origination, Merchandising and Handling, and Wild Flavors and Specialty Ingredients. Corporate results were a net charge of $667 million for the six months compared to $490 million the same period last year. Corporate results for the six months included restructuring and pension remeasurement charges of $103 million primarily related to early retirement and reorganization initiatives. Also included in Corporate results in the current period is a charge of $26 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $21 million the same period last year.

Income taxes of $117 million decreased $37 million. The Company’s effective tax rate for the six months ended June 30, 2019 was 19.9% compared to 13.8% for the six months ended June 30, 2018. The higher rate for the current period was primarily due to the absence of the 2017 biodiesel tax credit and a favorable discrete tax item recorded in 2018 due to a law change in Brazil related to certain value added tax items.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2019	2018	Change
Oilseeds	17,940	18,122	(182)
Corn	10,678	11,109	(431)
Total	28,618	29,231	(613)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds decreased from the high prior year levels primarily due to extended downtime in the Quincy, Illinois facility caused by weather-related logistical challenges. The overall decrease in Corn is primarily related to production disruptions in the Columbus, Nebraska corn processing plant due to flooding and production issues in the Decatur, Illinois corn complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$12,476	$12,789	$(313)
Transportation	129	118	11
Total Origination	12,605	12,907	(302)

Oilseeds
Crushing and Origination	6,869	7,659	(790)
Refining, Packaging, Biodiesel, and Other	4,292	4,605	(313)
Total Oilseeds	11,161	12,264	(1,103)

Carbohydrate Solutions
Starches and Sweeteners	3,306	3,342	(36)
Bioproducts	1,538	1,906	(368)
Total Carbohydrate Solutions	4,844	5,248	(404)

Nutrition
Wild Flavors and Specialty Ingredients	1,402	1,329	73
Animal Nutrition	1,404	639	765
Total Nutrition	2,806	1,968	838

Other	185	207	(22)
Total	$31,601	$32,594	$(993)

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

Revenues decreased $1.0 billion to $31.6 billion due to lower sales prices and, to a lesser extent, overall lower sales volumes. The decrease in sales prices was due principally to soybeans, meal, oils, and alcohol. Origination revenues decreased 2% to $12.6 billion due to lower sales volumes ($0.4 billion), partially offset by higher sales prices ($0.1 billion). Oilseeds revenues decreased 9% to $11.2 billion due to lower sales prices ($0.9 billion) and lower sales volumes ($0.2 billion). Carbohydrate Solutions revenues decreased 8% to $4.8 billion due to lower sales volumes ($0.4 billion). Nutrition revenues increased 43% to $2.8 billion due to higher sales volumes ($0.8 billion) primarily related to acquisitions.

Cost of products sold decreased $0.8 billion to $29.7 billion due principally to lower prices of commodities, and to a lesser extent, overall lower sales volumes. Included in cost of products sold in the current period was a charge of $26 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $21 million in the prior year’s period. Manufacturing expenses increased $0.2 billion to $2.9 billion primarily due to recent acquisitions and individually insignificant increases in certain expense categories.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.6 billion.

Gross profit decreased $0.2 billion to $1.9 billion. Lower results in Refining, Packaging, Biodiesel, and Other ($125 million) and Carbohydrate Solutions ($161 million) were offset by higher results in Crushing and Origination ($107 million) and Wild Flavors and Specialty Ingredients ($28 million). These factors are explained in the segment operating profit discussion on page 52. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $26 million in the current period compared to a positive impact of $21 million in the prior period.

Selling, general, and administrative expenses increased 18% to $1.3 billion due principally to new acquisitions and higher spending on IT, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $107 million to $147 million. Current period charges consisted of $44 million of impairments related to certain long-lived assets presented as specified items within segment operating profit, and $103 million of restructuring and pension remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives. Prior period charges consisted of $12 million of an equity investment impairment, $21 million of asset impairment related to a financing receivable, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $5 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $30 million to $210 million due to higher borrowings to fund acquisitions.

Equity in earnings of unconsolidated affiliates decreased $56 million to $191 million primarily due to lower earnings from the Company’s investment in Wilmar.

Other income - net increased $4 million to $21 million. Current period income included gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income, partially offset by foreign exchange losses. Prior period income included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2019	2018	Change
	(In millions)
Origination
Merchandising and Handling	$129	$203	$(74)
Transportation	18	34	(16)
Total Origination	147	237	(90)

Oilseeds
Crushing and Origination	361	255	106
Refining, Packaging, Biodiesel, and Other	155	274	(119)
Asia	116	161	(45)
Total Oilseeds	632	690	(58)

Carbohydrate Solutions
Starches and Sweeteners	388	454	(66)
Bioproducts	(100)	6	(106)
Total Carbohydrate Solutions	288	460	(172)

Nutrition
Wild Flavors and Specialty Ingredients	191	179	12
Animal Nutrition	7	31	(24)
Total Nutrition	198	210	(12)

Other	25	44	(19)

Specified Items:
Gains (losses) on sales of assets and businesses	12	—	12
Asset impairment, restructuring, and settlement charges	(46)	(35)	(11)
Total Specified Items	(34)	(35)	1

Total Segment Operating Profit	$1,256	$1,606	$(350)

Adjusted Segment Operating Profit(1)	$1,290	$1,641	$(351)

Segment Operating Profit	$1,256	$1,606	$(350)
Corporate	(667)	(490)	(177)
Earnings Before Income Taxes	$589	$1,116	$(527)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Origination operating profit decreased 38%. Merchandising and Handling results were lower than the first half of 2018 due to weaker margins and lower volumes in North American grain. Results in the current period were also negatively impacted by high water conditions, which limited grain movement and sales in North America. Transportation results were down due to lower overall average barge volumes caused by unfavorable river conditions.

Oilseeds operating profit decreased 8%. Crushing and Origination results were up compared to the first half of 2018, which included significant negative timing effects. Higher executed crush margins around the globe and favorable timing effects from hedges entered in the prior year drove improved results, partially offset by the impacts of slow farmer selling and lower Chinese demand on South American origination. Refining, Packaging, Biodiesel, and Other results were lower than the first half of 2018, which included the 2017 biodiesel tax credit. Asia was down due to lower earnings from the Company’s investment in Wilmar.

Carbohydrate Solutions operating profit decreased 37%. Starches and Sweeteners results were down due to higher manufacturing costs at the Decatur, IL complex and weaker margins in flour milling. Results in EMEA were pressured by lower margins due to low sugar prices and the Turkish quota on starch-based sweeteners. Bioproducts results were down due to significantly lower ethanol margins amid a continued weak industry environment.

Nutrition operating profit decreased 6%. Wild Flavors and Specialty Ingredients results were higher than the first half of 2018. Wild Flavors demonstrated very strong sales and margin growth in North America but was partially offset by changes in customer order patterns in EMEAI. Specialty Ingredients was lower due to isolated production shortfalls. Health and Wellness continued on its growth trajectory, driven both by contributions from acquisitions as well as organic sales and margin improvements. Animal Nutrition results were lower than the first half of 2018, which benefited from temporary industry effects on vitamin additives. Additional upfront costs related to inventory revaluation of newly-acquired Neovia, weaker lysine sales volumes, and higher costs also contributed to the current period results.

Other operating profit decreased 43% due to increased captive insurance underwriting losses partially offset by improved results from the Company’s futures commission brokerage business.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2019	2018	Change
	(In millions)
LIFO credit (charge)	$(26)	$21	$(47)
Interest expense - net	(191)	(156)	(35)
Unallocated corporate costs	(315)	(326)	11
Acquisition-related transaction expenses	(14)	—	(14)
Restructuring charges	(103)	(5)	(98)
Other charges	(18)	(24)	6
Total Corporate	$(667)	$(490)	$(177)

Corporate results were a net charge of $667 million in the current period compared to $490 million in the prior period. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $26 million in the current period compared to a credit of $21 million in the prior period. Interest expense - net increased $35 million due principally to higher borrowings and absence of a tax credit received in 2018. Unallocated corporate costs decreased $11 million due principally to lower variable performance-related and stock compensation expenses, partially offset by higher spending on IT, growth-related investments, Readiness-related projects, and costs transferred in from the business units related to the centralization of certain activities. Acquisition expenses in the current period related to the Neovia acquisition. Restructuring charges, which include pension remeasurement charges, increased due to early retirement and reorganization initiatives in the current period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted EPS, adjusted EBITDA, and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		566

Net earnings and reported EPS (fully diluted)	$468	$0.83	$959	$1.70
Adjustments:
LIFO charge (credit) - net of tax of $6 million in 2019 and $5 million in 2018 (1)	20	0.03	(16)	(0.03)
(Gains) losses on sales of assets and businesses - net of tax of $3 million in 2019 (2)	(9)	(0.02)	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $34 million in 2019 and $12 million in 2018 (2)	115	0.20	28	0.05
Certain discrete tax adjustments	(2)	—	(7)	(0.02)
Acquisition-related transaction expenses - net of tax of $5 million (2)	9	0.02	—	—
Total adjustments	133	0.23	5	—
Adjusted net earnings and adjusted EPS	$601	$1.06	$964	$1.70

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2019 and 2018.

	Six months ended
	June 30,
(In millions)	2019	2018	Change
Earnings before income taxes	$589	$1,116	$(527)
Interest expense	210	180	30
Depreciation and amortization	493	474	19
LIFO	26	(21)	47
(Gains) losses on sales of assets and businesses	(12)	—	(12)
Acquisition-related transaction expenses	14	—	14
Asset impairment, restructuring, and settlement charges	149	40	109
Adjusted EBITDA	$1,469	$1,789	$(320)

	Six months ended
	June 30,
(In millions)	2019	2018	Change
Origination	$229	$324	$(95)
Oilseeds	738	802	(64)
Carbohydrate Solutions	452	630	(178)
Nutrition	307	284	23
Other	42	58	(16)
Corporate	(299)	(309)	10
Adjusted EBITDA	$1,469	$1,789	$(320)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $2.7 billion for the six months compared to $3.2 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $3.7 billion for the six months compared to $4.3 billion for the same period last year. Inventories decreased approximately $0.9 billion due to lower inventory quantities partially offset by higher prices. Trade payables declined approximately $0.7 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $3.6 billion and $4.1 billion for the six months and the same period last year, respectively, was offset by $3.6 billion and $4.0 billion of net consideration received for beneficial interest obtained for selling trade receivables for the six months and the same period last year, respectively.

Cash provided by investing activities was $1.3 billion for the six months compared $3.5 billion for the same period last year. Capital expenditures were $0.4 billion for the six months and the same period last year. Net assets of businesses acquired were $1.9 billion for the six months compared to no acquisitions the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $3.6 billion for the six months compared to $4.0 billion the same period last year.

Cash provided by financing activities was $0.3 billion for the six months compared to a use of $0.2 billion for the same period last year. Long-term debt payments for the six months of $0.6 billion primarily related to the €500 million Floating Rate Notes that matured in June 2019. Commercial paper borrowings for the six months were $1.4 billion compared to commercial paper borrowings of $0.2 billion for the same period last year. Share repurchases for the six months were $0.1 billion compared to an insignificant amount for the same period last year. Dividends were $0.4 billion for the six months and the same period last year.

At June 30, 2019, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $4.9 billion of readily marketable commodity inventories. At June 30, 2019, the Company’s capital resources included shareholders’ equity of $19.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $8.9 billion, of which $5.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% at June 30, 2019 and 29% at December 31, 2018. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 31% at June 30, 2019 and 25% at December 31, 2018. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.5 billion of U.S. and European commercial paper outstanding at June 30, 2019.

As of June 30, 2019, the Company had $0.8 billion of cash and cash equivalents, $0.3 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.7 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs, as amended, provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2019, the Company utilized $1.4 billion of its facility under the Programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 2019, the Company spent approximately $0.4 billion in capital expenditures and $0.4 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired 2.4 million shares for the six months ended June 30, 2019, and has 9.7 million shares remaining that may be repurchased until December 31, 2019.

The Company expects capital expenditures of approximately $0.8 billion to $0.9 billion, dividends of $0.8 billion, and share repurchases of about $0.1 billion to $0.2 billion during 2019.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2019 and December 31, 2018 were $13.4 billion and $11.8 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories, obligations from new acquisitions, and new commitments. As of June 30, 2019, the Company expects to make payments related to purchase obligations of $12.5 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2019.

Off Balance Sheet Arrangements

There were no significant changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2019.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2019 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	Six months ended		Year ended
	June 30, 2019		December 31, 2018
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$348	$35	$434	$43
Lowest position	(83)	(8)	25	2
Average position	154	15	237	24

The change in fair value of the average position was the result of a decrease in prices and a decrease in average quantities underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2019. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Number of Shares Remaining that May be Purchased Under the Program (2)
April 1, 2019 to
April 30, 2019	1,563	$42.040	347	12,062,945

May 1, 2019 to
May 31, 2019	735,392	39.510	734,258	11,328,687

June 1, 2019 to
June 30, 2019	1,623,607	39.925	1,623,346	9,705,341
Total	2,360,562	$39.797	2,357,951	9,705,341

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2019, there were 2,611 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: August 1, 2019