Form 10-Q
period 2019-09-30
Archer-Daniels-Midland Co
filed 2019-10-31
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Common Stock, no par value – 556,686,315 shares
(October 30, 2019)

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)

Revenues	$16,726	$15,800	$48,327	$48,394
Cost of products sold	15,648	14,742	45,349	45,266
Gross Profit	1,078	1,058	2,978	3,128

Selling, general, and administrative expenses	578	534	1,839	1,607
Asset impairment, exit, and restructuring costs	53	1	200	41
Interest expense	97	87	307	267
Equity in (earnings) losses of unconsolidated affiliates	(88)	(131)	(279)	(378)
Interest income	(47)	(40)	(142)	(115)
Other (income) expense – net	(18)	(25)	(39)	(42)
Earnings Before Income Taxes	503	632	1,092	1,748

Income taxes	95	96	212	250
Net Earnings Including Noncontrolling Interests	408	536	880	1,498

Less: Net earnings attributable to noncontrolling interests	1	—	5	3

Net Earnings Attributable to Controlling Interests	$407	$536	$875	$1,495

Average number of shares outstanding – basic	562	565	564	564

Average number of shares outstanding – diluted	563	568	565	567

Basic earnings per common share	$0.72	$0.95	$1.55	$2.65

Diluted earnings per common share	$0.72	$0.94	$1.55	$2.64

Dividends per common share	$0.35	$0.335	$1.05	$1.005

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)

Net earnings including noncontrolling interests	$408	$536	$880	$1,498
Other comprehensive income (loss):
Foreign currency translation adjustment	(251)	(178)	(236)	(369)
Tax effect	(35)	(1)	(38)	(23)
Net of tax amount	(286)	(179)	(274)	(392)

Pension and other postretirement benefit liabilities adjustment	7	8	10	23
Tax effect	—	(3)	15	(7)
Net of tax amount	7	5	25	16

Deferred gain (loss) on hedging activities	(2)	77	(65)	(12)
Tax effect	8	(17)	13	4
Net of tax amount	6	60	(52)	(8)

Unrealized gain (loss) on investments	7	(7)	12	(11)
Tax effect	—	—	(1)	—
Net of tax amount	7	(7)	11	(11)
Other comprehensive income (loss)	(266)	(121)	(290)	(395)
Comprehensive income (loss) including noncontrolling interests	142	415	590	1,103

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	4	3

Comprehensive income (loss) attributable to controlling interests	$142	$415	$586	$1,100

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$932	$1,997
Short-term marketable securities	26	6
Segregated cash and investments	4,389	4,506
Trade receivables	2,241	2,233
Inventories	8,075	8,813
Other current assets	3,515	3,033
Total Current Assets	19,178	20,588

Investments and Other Assets
Investments in and advances to affiliates	5,399	5,317
Long-term marketable securities	10	7
Goodwill and other intangible assets	5,401	4,041
Other assets	1,715	927
Total Investments and Other Assets	12,525	10,292

Property, Plant, and Equipment
Land and land improvements	597	545
Buildings	5,309	5,171
Machinery and equipment	18,868	18,399
Construction in progress	960	987
	25,734	25,102
Accumulated depreciation	(15,633)	(15,149)
Net Property, Plant, and Equipment	10,101	9,953
Total Assets	$41,804	$40,833

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,242	$108
Trade payables	2,973	3,545
Payables to brokerage customers	4,863	4,628
Accrued expenses and other payables	2,927	2,913
Current maturities of long-term debt	15	582
Total Current Liabilities	12,020	11,776

Long-Term Liabilities
Long-term debt	7,631	7,698
Deferred income taxes	1,302	1,067
Other	1,903	1,247
Total Long-Term Liabilities	10,836	10,012

Temporary Equity - Redeemable noncontrolling interest	53	49

Shareholders’ Equity
Common stock	2,617	2,560
Reinvested earnings	18,651	18,527
Accumulated other comprehensive income (loss)	(2,395)	(2,106)
Noncontrolling interests	22	15
Total Shareholders’ Equity	18,895	18,996
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$41,804	$40,833

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net earnings including noncontrolling interests	$880	$1,498
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	742	706
Asset impairment charges	50	33
Deferred income taxes	8	(124)
Equity in earnings of affiliates, net of dividends	(92)	(147)
Stock compensation expense	66	88
Deferred cash flow hedges	(65)	(11)
Gains on sales of assets and businesses	(37)	(45)
Other – net	148	(92)
Changes in operating assets and liabilities
Segregated investments	300	1,144
Trade receivables	276	(62)
Inventories	994	578
Deferred consideration in securitized receivables	(5,714)	(5,413)
Other current assets	(444)	(720)
Trade payables	(808)	(776)
Payables to brokerage customers	263	(433)
Accrued expenses and other payables	(206)	96
Total Operating Activities	(3,639)	(3,680)

Investing Activities
Purchases of property, plant, and equipment	(566)	(555)
Proceeds from sales of business and assets	43	177
Net assets of businesses acquired	(1,946)	(324)
Purchases of marketable securities	(26)	—
Proceeds from sales of marketable securities	67	—
Investments in and advances to affiliates	(12)	(127)
Investments in retained interest in securitized receivables	(3,813)	(3,391)
Proceeds from retained interest in securitized receivables	9,527	8,804
Other – net	(23)	(9)
Total Investing Activities	3,251	4,575

Financing Activities
Long-term debt borrowings	3	762
Long-term debt payments	(615)	(13)
Net borrowings (payments) under lines of credit agreements	960	(317)
Share repurchases	(150)	—
Cash dividends	(592)	(568)
Other – net	(36)	32
Total Financing Activities	(430)	(104)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(818)	791
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,843	1,858
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$3,025	$2,649

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$932	$915
Restricted cash and restricted cash equivalents included in segregated cash and investments	2,093	1,734
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,025	$2,649

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$5,657	$5,598

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979
Comprehensive income
Net earnings			407		1
Other comprehensive income (loss)				(265)	(1)
Total comprehensive income						142
Dividends paid - $0.35 per share			(197)			(197)
Share repurchases	(2)		(56)			(56)
Stock compensation expense	1	21				21
Other	—	8	—	—	(2)	6
Balance, September 30, 2019	557	$2,617	$18,651	$(2,395)	$22	$18,895

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			875		5
Other comprehensive income (loss)				(289)	(1)
Total comprehensive income						590
Dividends paid - $1.05 per share			(592)			(592)
Share repurchases	(4)		(150)			(150)
Stock compensation expense	2	66				66
Other		(9)	(9)		3	(15)
Balance, September 30, 2019	557	$2,617	$18,651	$(2,395)	$22	$18,895

Balance, June 30, 2018	559	$2,489	$18,132	$(1,911)	$2	$18,712
Comprehensive income
Net earnings			536		—
Other comprehensive income (loss)				(121)	—
Total comprehensive income						415
Dividends paid - $0.335 per share			(189)			(189)
Stock compensation expense	—	25				25
Other	1	27	(1)	—	11	37
Balance, September 30, 2018	560	$2,541	$18,478	$(2,032)	$13	$19,000

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			1,495		3
Other comprehensive income (loss)				(395)	—
Total comprehensive income						1,103
Dividends paid - $1.005 per share			(568)			(568)
Stock compensation expense	1	88				88
Other	2	55	(1)	—	1	55
Balance, September 30, 2018	560	$2,541	$18,478	$(2,032)	$13	$19,000

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

In May 2019, the Company announced the creation of a new business unit. The former Origination and Oilseeds businesses were merged into a combined Ag Services and Oilseeds segment which enables the Company to better respond to market changes by integrating the supply and value chains and risk management, while delivering significant simplification and efficiency to the day-to-day business. As part of the Company’s efforts for a streamlined management structure, the combined segment is led by the former President of Oilseeds expanding his role to President of Ag Services and Oilseeds. Effective July 1, 2019, the Company changed its segment reporting to reflect the creation of the combined Ag Services and Oilseeds segment.

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

Last-in, First-out (“LIFO”) Inventories

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

Effective January 1, 2019, the Company adopted the new guidance of Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”), which superseded ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company adopted Topic 842 using the optional transition method that allows entities to forego the comparative reporting requirements under the modified retrospective transition method. In addition, the Company elected to apply the package of practical expedients that allows entities to forego reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company also elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories, as well as the optional transition practical expedient that permits entities to continue applying current accounting policy for land easements that existed as of or expired before January 1, 2019. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities of $793 million and $795 million, respectively, at January 1, 2019. The new guidance did not have a material impact on the Company’s consolidated statement of earnings and had no impact on the consolidated statement of cash flows. For more information about the adoption of Topic 842, see Note 12.

Effective January 1, 2019, the Company adopted the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (“Topic 220”), which allows the reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company is required to disclose: (1) a description of its accounting policy for releasing income tax effects from AOCI; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. The Company’s accounting policy is to release income tax effects from AOCI when individual units of account are sold, terminated, or extinguished. However, the Company has elected to not release from AOCI the stranded income tax effects resulting from the Act.

Note 3.	Pending Accounting Standards

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance replaces today’s “incurred loss” approach with an “expected loss” model and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company will be required to adopt the amended guidance on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating its current methodology of estimating allowance for doubtful accounts and the risk profile of its receivable portfolio and is developing a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. The Company is in the process of finalizing its assessment of the impact of the amended guidance and does not expect the adoption of this amended guidance to have a significant impact on its financial results.

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

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (“Topic 606”) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610-20”).
Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for the sale of goods are accounted for as a fulfillment activity and are included in cost of products sold. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Taxes Collected from Customers and Remitted to Governmental Authorities

The Company does not include taxes assessed by governmental authorities that are (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers, in the measurement of transactions prices or as a component of revenues and cost of products sold.
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $319 million and $501 million as of September 30, 2019 and December 31, 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $193 million and $519 million for the three and nine months ended September 30, 2019, respectively and $107 million and $616 million for the three and nine months ended September 30, 2018, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,369	$134	$1,503	$6,743	$8,246
Crushing	175	—	175	2,290	2,465
Refined Products and Other	628	—	628	1,277	1,905
Total Ag Services and Oilseeds	2,172	134	2,306	10,310	12,616
Carbohydrate Solutions
Starches and Sweeteners	1,296	—	1,296	428	1,724
Bioproducts	841	—	841	—	841
Total Carbohydrate Solutions	2,137	—	2,137	428	2,565
Nutrition
Wild Flavors and Specialty Ingredients	703	—	703	—	703
Animal Nutrition	754	—	754	—	754
Total Nutrition	1,457	—	1,457	—	1,457

Other	88	—	88	—	88
Total Revenues	$5,854	$134	$5,988	$10,738	$16,726

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Nine Months Ended September 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,509	$377	$2,886	$20,767	$23,653
Crushing	546	—	546	6,584	7,130
Refined Products and Other	1,665	—	1,665	3,934	5,599
Total Ag Services and Oilseeds	4,720	377	5,097	31,285	36,382
Carbohydrate Solutions
Starches and Sweeteners	3,755	—	3,755	1,275	5,030
Bioproducts	2,379	—	2,379	—	2,379
Total Carbohydrate Solutions	6,134	—	6,134	1,275	7,409
Nutrition
Wild Flavors and Specialty Ingredients	2,105	—	2,105	—	2,105
Animal Nutrition	2,158	—	2,158	—	2,158
Total Nutrition	4,263	—	4,263	—	4,263

Other	273	—	273	—	273
Total Revenues	$15,390	$377	$15,767	$32,560	$48,327

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended September 30, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$396	$121	$517	$7,106	$7,623
Crushing	330	—	330	2,358	2,688
Refined Products and Other	593	—	593	1,356	1,949
Total Ag Services and Oilseeds	1,319	121	1,440	10,820	12,260
Carbohydrate Solutions
Starches and Sweeteners	1,261	—	1,261	445	1,706
Bioproducts	828	—	828	—	828
Total Carbohydrate Solutions	2,089	—	2,089	445	2,534
Nutrition
Wild Flavors and Specialty Ingredients	641	—	641	—	641
Animal Nutrition	281	—	281	—	281
Total Nutrition	922	—	922	—	922

Other	84	—	84	—	84
Total Revenues	$4,414	$121	$4,535	$11,265	$15,800

	Nine Months Ended September 30, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,542	$361	$1,903	$21,866	$23,769
Crushing	647	—	647	7,191	7,838
Refined Products and Other	1,787	—	1,787	4,037	5,824
Total Ag Services and Oilseeds	3,976	361	4,337	33,094	37,431
Carbohydrate Solutions
Starches and Sweeteners	3,699	—	3,699	1,349	5,048
Bioproducts	2,734	—	2,734	—	2,734
Total Carbohydrate Solutions	6,433	—	6,433	1,349	7,782
Nutrition
Wild Flavors and Specialty Ingredients	1,970	—	1,970	—	1,970
Animal Nutrition	920	—	920	—	920
Total Nutrition	2,890	—	2,890	—	2,890

Other	291	—	291	—	291
Total Revenues	$13,590	$361	$13,951	$34,443	$48,394

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, and from the sale of products manufactured in its global processing facilities. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s global corn and wheat milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. Products are shipped to customers from the Company’s various facilities and from its network of storage terminals. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

During the nine months ended September 30, 2019, the Company acquired Neovia SAS (“Neovia”), Florida Chemical Company (“FCC”), The Ziegler Group (“Ziegler”), and the remaining 50% interest in Gleadell Agriculture Ltd (“Gleadell”), for an aggregate consideration of $2.0 billion in cash. The aggregate consideration of these acquisitions, net of $95 million in cash acquired, plus the $15 million acquisition-date value of the Company’s previously held equity interest in Gleadell, were allocated as follows, subject to final measurement period adjustments:

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Acquisitions (Continued)

In millions	Neovia	FCC	Ziegler	Gleadell	Total
Working capital	$104	$40	$18	$(6)	$156
Property, plant, and equipment	384	17	3	13	417
Goodwill	739	85	23	10	857
Other intangible assets	679	29	35	—	743
Other long-term assets	83	—	—	9	92
Long-term liabilities	(297)	(1)	(10)	(11)	(319)
Aggregate cash consideration, net of cash acquired, plus acquisition-date fair value of previously held equity interest	$1,692	$170	$69	$15	$1,946

Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses. Of the $857 million preliminarily allocated to goodwill, $90 million is expected to be deductible for tax purposes.

The Company recognized pre-tax gains of $4 million on the Gleadell transaction, representing the difference between the carrying value and acquisition-date fair value of the Company’s previously held equity interest. The acquisition-date fair value was determined based on a discounted cash flow analysis using market participant assumptions (a Level 3 measurement under applicable accounting standards).

The following table sets forth the preliminary fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Neovia	FCC	Ziegler	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	5	to	15	$216	$10	$4	$230
Customer lists	10	to	20	304	15	5	324
Other intellectual property	6	to	11	159	4	26	189
Total other intangible assets acquired				$679	$29	$35	$743

The Neovia, FCC, and Ziegler acquisitions are in line with the Company’s strategy to become one of the world’s leading nutrition companies. The post-acquisition financial results of these acquisitions are reported in the Nutrition segment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair Value Measurements at September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$2,613	$1,430	$4,043
Unrealized derivative gains:
Commodity contracts	—	263	161	424
Foreign currency contracts	—	171	—	171
Interest rate contracts	—	4	—	4
Cash equivalents	490	—	—	490
Marketable securities	35	1	—	36
Segregated investments	777	—	—	777
Deferred receivables consideration	—	330	—	330
Total Assets	$1,302	$3,382	$1,591	$6,275

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$331	$140	$471
Foreign currency contracts	—	128	—	128
Interest rate contracts	—	43	—	43
Inventory-related payables	—	577	41	618
Total Liabilities	$—	$1,079	$181	$1,260

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,032	$1,515	$4,547
Unrealized derivative gains:
Commodity contracts	—	306	155	461
Foreign currency contracts	—	175	—	175
Cash equivalents	1,288	—	—	1,288
Marketable securities	12	1	—	13
Segregated investments	1,044	—	—	1,044
Deferred receivables consideration	—	379	—	379
Total Assets	$2,344	$3,893	$1,670	$7,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$344	$245	$589
Foreign currency contracts	—	152	—	152
Interest rate contracts	—	20	—	20
Inventory-related payables	—	579	18	597
Total Liabilities	$—	$1,095	$263	$1,358

Estimated fair values for inventories carried at market are based on exchange-quoted prices adjusted for differences in local markets, broker or dealer quotations or market transactions in either listed or over-the-counter (“OTC”) markets.  Market valuations for the Company’s inventories are adjusted for location and quality because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  These differences are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, or other (income) expense - net depending upon the purpose of the contract. The changes in the fair value of derivatives designated as cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2019.

	Level 3 Fair Value Asset Measurements at
	September 30, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2019	$1,388	$159	$1,547
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	27	91	118
Purchases	2,772	—	2,772
Sales	(2,643)	—	(2,643)
Settlements	—	(106)	(106)
Transfers into Level 3	213	21	234
Transfers out of Level 3	(327)	(4)	(331)
Ending balance, September 30, 2019	$1,430	$161	$1,591

* Includes increase in unrealized gains of $165 million relating to Level 3 assets still held at September 30, 2019.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2019.

	Level 3 Fair Value Liability Measurements at
	September 30, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2019	$22	$216	$238
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(3)	82	79
Purchases	26	—	26
Sales	(4)	—	(4)
Settlements	—	(167)	(167)
Transfers into Level 3	—	13	13
Transfers out of Level 3	—	(4)	(4)
Ending balance, September 30, 2019	$41	$140	$181

* Includes increase in unrealized losses of $81 million relating to Level 3 liabilities still held at September 30, 2019.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019.

	Level 3 Fair Value Asset Measurements at
	September 30, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2018	$1,515	$155	$1,670
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	148	319	467
Purchases	8,118	—	8,118
Sales	(8,425)	—	(8,425)
Settlements	—	(346)	(346)
Transfers into Level 3	213	54	267
Transfers out of Level 3	(139)	(21)	(160)
Ending balance, September 30, 2019	$1,430	$161	$1,591

* Includes increase in unrealized gains of $656 million relating to Level 3 assets still held at September 30, 2019.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019.

	Level 3 Fair Value Liability Measurements at
	September 30, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2018	$18	$245	$263
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(2)	254	252
Purchases	41	—	41
Sales	(16)	—	(16)
Settlements	—	(354)	(354)
Transfers into Level 3	—	37	37
Transfers out of Level 3	—	(42)	(42)
Ending balance, September 30, 2019	$41	$140	$181

* Includes increase in unrealized losses of $258 million relating to Level 3 liabilities still held at September 30, 2019.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2019 and December 31, 2018. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2019 is a weighted average 78.0% of the total price for assets and 28.1% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2019		December 31, 2018
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	78.0%	28.1%	18.5%	125.0%
Transportation cost	30.5%	31.4%	25.9%	39.4%

Commodity Derivative Contracts
Basis	23.4%	31.2%	21.6%	19.1%
Transportation cost	61.7%	46.7%	29.5%	35.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$132	$128	$175	$152
Commodity Contracts	424	471	461	589
Total	$556	$599	$636	$741

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2019 and 2018.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended September 30, 2019
Consolidated Statement of Earnings	$16,726	$15,648	$(18)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$17	$(81)	$(6)
Commodity Contracts	—	153	—
Total gain (loss) recognized in earnings	$17	$72	$(6)	$83

Three Months Ended September 30, 2018
Consolidated Statement of Earnings	$15,800	$14,742	$(25)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(4)	$12	$(30)
Commodity Contracts	—	84	—
Total gain (loss) recognized in earnings	$(4)	$96	$(30)	$62

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Nine Months Ended September 30, 2019
Consolidated Statement of Earnings	$48,327	$45,349	$(39)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$15	$(30)	$(22)
Commodity Contracts	—	142	—
Total gain (loss) recognized in earnings	$15	$112	$(22)	$105

Nine Months Ended September 30, 2018
Consolidated Statement of Earnings	$48,394	$45,266	$(42)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$21	$(189)	$(91)
Commodity Contracts	—	163	—
Total gain (loss) recognized in earnings	$21	$(26)	$(91)	$(96)

Changes in the market value of inventories of certain merchandisable agricultural commodities, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

As of September 30, 2019 and December 31, 2018, the Company had certain derivatives designated as cash flow and fair value hedges.

For derivative instruments that are designated and qualify as highly-effective cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt are recorded in other (income) expense - net. The terms of the interest rate swaps match the terms of the underlying debt. At September 30, 2019, the Company had $4 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings.

The Company uses cross-currency swaps designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. During the three months ended September 30, 2019, the Company executed USD-fixed to Euro-fixed cross-currency swaps maturing on various dates with an aggregate notional amount of $1.2 billion. As of September 30, 2019, the Company had after-tax gains of $30 million in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The Company uses interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in other (income) expense - net over the period in which the related interest payments are paid to the banks. At September 30, 2019, the Company had $43 million of losses in AOCI related to these interest rate swaps. The Company expects to recognize this amount in its consolidated statement of earnings during the life of the instruments.

For each of the commodity hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2019, the Company had $7 million of after-tax losses in AOCI related to gains and losses from commodity cash flow hedge transactions.  The Company expects to recognize $7 million of these after-tax losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 95% of its monthly anticipated grind.  At September 30, 2019, the Company had designated hedges representing between 4% and 60% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 million and 121 million gallons of ethanol sales per month under these programs.  At September 30, 2019, the Company had designated hedges representing between 0 and 91 million gallons of ethanol sales per month over the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 79% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$39	$—	$—	$—
Interest Rate Contracts	4	43	—	20
Total	$43	$43	$—	$20

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2019 and 2018.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended September 30, 2019
Consolidated Statement of Earnings	$16,726	$15,648	$97	$(18)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$3	$1	$—	$—
Interest Contracts	—	—	—	(21)
Total gain (loss) recognized in earnings	$3	$1	$—	$(21)	$(17)

Three Months Ended September 30, 2018
Consolidated Statement of Earnings	$15,800	$14,742	$87	$(25)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$15	$(87)	$—	$—
Total gain (loss) recognized in earnings	$15	$(87)	$—	$—	$(72)

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Nine Months Ended September 30, 2019
Consolidated Statement of Earnings	$48,327	$45,349	$307	$(39)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(5)	$7	$—	$—
Interest Contracts	—	—	—	(29)
Total gain (loss) recognized in earnings	$(5)	$7	$—	$(29)	$(27)

Nine Months Ended September 30, 2018
Consolidated Statement of Earnings	$48,394	$45,266	$267	$(42)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$16	$(115)	$—	$—
Interest Contracts	—	—	1	—
Total gain (loss) recognized in earnings	$16	$(115)	$1	$—	$(98)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.	Derivative Instruments and Hedging Activities (Continued)

Other Net Investment Hedging Strategies

The Company has designated €2.2 billion of its outstanding long-term debt and commercial paper borrowings and €1.1 billion of its outstanding long-term debt at September 30, 2019 and December 31, 2018, respectively, as hedges of its net investment in a foreign subsidiary. As of September 30, 2019 and December 31, 2018, the Company had after-tax gains of $63 million and losses of $26 million, respectively, in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2019	2018
	(In millions)
Unrealized gains on derivative contracts	$599	$636
Deferred receivables consideration	330	379
Customer omnibus receivable	743	450
Financing receivables - net (1)	507	424
Insurance premiums receivable	53	35
Prepaid expenses	248	184
Tax receivables	514	379
Non-trade receivables (2)	311	323
Other current assets	210	223
	$3,515	$3,033

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million at September 30, 2019 and December 31, 2018. Interest earned on financing receivables of $5 million and $19 million for the three and nine months ended September 30, 2019, respectively, and $6 million and $18 million for the three and nine months ended September 30, 2018, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $81 million and $84 million of reinsurance recoverables as of September 30, 2019 and December 31, 2018, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2019	2018
	(In millions)
Unrealized losses on derivative contracts	$642	$761
Accrued compensation	304	337
Income tax payable	55	—
Other taxes payable	107	98
Reinsurance premiums payable	11	15
Insurance claims payable	294	277
Contract liability	319	501
Current maturities - operating leases	186	—
Other accruals and payables	1,009	924
	$2,927	$2,913

Note 10.	Debt and Financing Arrangements

At September 30, 2019, the fair value of the Company’s long-term debt exceeded the carrying value by $1.7 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2019, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $8.5 billion, of which $5.5 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.1 billion of commercial paper outstanding at September 30, 2019.

The Company has accounts receivable securitization programs (the “Programs”). The Programs, as amended, provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $0.1 billion was unused as of September 30, 2019 (see Note 17 for more information about the Programs).

Note 11.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 18.9% and 19.4%, respectively, compared to 15.2% and 14.3% for the three and nine months ended September 30, 2018, respectively. The change in rates was primarily due to a lower annual effective tax rate in the prior year that included the favorable impacts of both the 2017 retroactive biodiesel tax credit and certain favorable discrete tax items, and current year changes in the geographic mix of forecasted pretax earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Income Taxes (Continued)

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), received three separate tax assessments from the Brazilian Federal Revenue Service (“BFRS”) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $101 million in tax and $295 million in interest and penalties as of September 30, 2019 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008-2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

ADM do Brasil filed an administrative appeal for each of the assessments. The appeal panel found in favor of the BFRS on these assessments, and ADM do Brasil filed a second-level administrative appeal. The second administrative appeal panel continues to conduct customary procedural activities, including ongoing dialogue with the BFRS auditor. If ADM do Brasil continues to be unsuccessful in the administrative appellate process, the Company intends to file appeals in the Brazilian federal courts. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties. The Company intends to vigorously defend its position against the current assessments.

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of September 30, 2019, these assessments totaled $15 million in tax and $52 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for these years, and estimates that these potential assessments could be approximately $33 million in tax and $43 million in interest (adjusted for variation in currency exchange rates as of September 30, 2019).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained and, accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2011.

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

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of September 30, 2019, this assessment was $88 million in tax and $32 million in interest (adjusted for variation in currency exchange rates). The Company received an interim decision on its appeal at the end of the reporting period which directed the parties to work toward a settlement. If no agreement is reached, the court will issue a final decision which could be based in part on a valuation from a third party expert. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. The Company has accrued an amount it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.	Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at September 30, 2019.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Lease cost:
Operating lease cost	$51	$197
Short-term lease cost	24	71
Total lease cost	$75	$268

Other information:
Operating lease liability principal payments		$149
Right-of-use assets obtained in exchange for new operating lease liabilities		$192

		September 30, 2019
Weighted-average remaining lease term - operating leases (in years)		8
Weighted average discount rate - operating leases		4.7%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Undiscounted
Cash Flows
(In millions)
Remainder of 2019	$59
2020	209
2021	176
2022	145
2023	105
2024	58
Thereafter	244
Total	996

Less interest (1)	165
Lease liability	$831

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Leases (Continued)

As of September 30, 2019, the Company had $810 million of right-of-use assets included in Other assets, $186 million of current lease liabilities included in Accrued expenses and other payables, and $645 million of non-current lease liabilities included in Other long-term liabilities in its consolidated balance sheet.

Note 13.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2019 and the reclassifications out of AOCI for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at June 30, 2019	$(1,950)	$3	$(202)	$19	$(2,130)
Other comprehensive income (loss) before reclassifications	(250)	(19)	4	7	(258)
Amounts reclassified from AOCI	—	17	3	—	20
Tax effect	(35)	8	—	—	(27)
Net of tax amount	(285)	6	7	7	(265)
Balance at September 30, 2019	$(2,235)	$9	$(195)	$26	$(2,395)

	Nine months ended September 30, 2019
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)
Other comprehensive income (loss) before reclassifications	(234)	(92)	13	12	(301)
Amounts reclassified from AOCI	(1)	27	(3)	—	23
Tax effect	(38)	13	15	(1)	(11)
Net of tax amount	(273)	(52)	25	11	(289)
Balance at September 30, 2019	$(2,235)	$9	$(195)	$26	$(2,395)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statement
Details about AOCI components	2019	2018	2019	2018	of earnings
	(In millions)
Foreign currency translation adjustment
	$—	$(1)	$(1)	$(1)	Other (income) expense-net
	—	—	—	—	Tax
	$—	$(1)	$(1)	$(1)	Net of tax

Deferred loss (gain) on hedging activities
	$(3)	$(15)	$5	$(16)	Revenues
	(1)	87	(7)	115	Cost of products sold
	21	—	29	—	Other (income) expense-net
	—	—	—	(1)	Interest expense
	17	72	27	98	Total before tax
	4	(18)	—	(24)	Tax
	$21	$54	$27	$74	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$—	$(8)	$(13)	$(25)	Other (income) expense-net
Actuarial losses	3	16	10	48	Other (income) expense-net
	3	8	(3)	23	Total before tax
	1	(3)	16	(6)	Tax
	$4	$5	$13	$17	Net of tax

Note 14.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)

Gains on sales of assets	$(7)	$(33)	$(37)	$(45)
Other – net	(11)	8	(2)	3
Other (Income) Expense - Net	$(18)	$(25)	$(39)	$(42)

Gains on sales of assets in the three months ended September 30, 2019 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the nine months ended September 30, 2019 included gains on the sale of certain assets, step-up gains on equity investments, and gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three and nine months ended September 30, 2018 included gains on the sale of the Company’s oilseed operations in Bolivia and an equity investment, and disposals of individually insignificant assets in the ordinary course of business.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Other (Income) Expense - Net (Continued)

Other - net in the three and nine months ended September 30, 2019 and 2018 included other income, partially offset by foreign exchange losses. Other-net also included the non-service components of net pension benefit income of $2 million and $10 million in the three and nine months ended September 30, 2019, respectively, compared to a net pension benefit expense of $1 million and an income of $4 million in the three and nine months ended September 30, 2018, respectively.

Note 15.     Segment Information

In May 2019, the Company announced the creation of a new business unit. The former Origination and Oilseeds businesses were merged into a combined Ag Services and Oilseeds segment which enables the Company to better respond to market changes by integrating the supply and value chains and risk management, while delivering significant simplification and efficiency to the day-to-day business. As part of the Company’s efforts for a streamlined management structure, the combined segment is led by the former President of Oilseeds expanding his role to President of Ag Services and Oilseeds. Effective July 1, 2019, the Company changed its segment reporting to reflect the creation of the combined Ag Services and Oilseeds segment.

Prior period results have been reclassified to conform to the current period presentation.

The Company is principally engaged in procuring, transporting, storing, processing, and merchandising agricultural commodities, products, and ingredients. The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other.

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, crushing, and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals, in addition to the origination, transportation, and storage of agricultural commodities. Oilseeds products produced and marketed by the Company include ingredients for the food, feed, energy, and industrial products industries. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. As adjuncts to its processing assets, the segment operates an extensive global network of grain elevator and transportation assets and port operations to buy, store, clean, and transport agricultural commodities, such as oilseeds, corn, wheat, milo, oats, rice, and barley, and resells these commodities primarily as food and feed ingredients and as raw materials for the agricultural processing industry. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution activities, structured trade finance, and the Company’s share of the results of its equity investment in Wilmar International Limited (“Wilmar”) and its share of the results of its Stratas Foods LLC, Edible Oils Limited, Olenex Sarl (“Olenex”), and Pacificor joint ventures. In February 2019, the Company purchased the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture.

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

The Nutrition segment engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Nutrition segment includes activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. During the nine months ended September 30, 2019, the Company completed the acquisitions of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries; Florida Chemical Company, one of the world’s largest producers of citrus oils and ingredients; and The Ziegler Group, a leading European provider of natural citrus flavor ingredients.

Other includes the Company’s remaining operations, primarily its financial business units, related to futures commission and insurance activities.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in Compagnie Industrialle et Financiere des Produits Amylaces SA (Luxembourg) (“CIP”).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Gross revenues
Ag Services and Oilseeds	$14,440	$14,206	$41,041	$42,797
Carbohydrate Solutions	3,018	2,909	8,472	8,625
Nutrition	1,481	933	4,322	2,920
Other	88	84	273	291
Intersegment elimination	(2,301)	(2,332)	(5,781)	(6,239)
Total gross revenues	$16,726	$15,800	$48,327	$48,394

Intersegment sales
Ag Services and Oilseeds	$1,824	$1,946	$4,659	$5,366
Carbohydrate Solutions	453	375	1,063	843
Nutrition	24	11	59	30
Total intersegment sales	$2,301	$2,332	$5,781	$6,239

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$8,246	$7,623	$23,653	$23,769
Crushing	2,465	2,688	7,130	7,838
Refined Products and Other	1,905	1,949	5,599	5,824
Total Ag Services and Oilseeds	12,616	12,260	36,382	37,431
Carbohydrate Solutions
Starches and Sweeteners	1,724	1,706	5,030	5,048
Bioproducts	841	828	2,379	2,734
Total Carbohydrate Solutions	2,565	2,534	7,409	7,782
Nutrition
Wild Flavors and Specialty Ingredients	703	641	2,105	1,970
Animal Nutrition	754	281	2,158	920
Total Nutrition	1,457	922	4,263	2,890

Other	88	84	273	291
Total revenues from external customers	$16,726	$15,800	$48,327	$48,394

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Segment operating profit
Ag Services and Oilseeds	$417	$478	$1,196	$1,405
Carbohydrate Solutions	182	288	470	748
Nutrition	118	67	316	277
Other	47	28	72	72
Specified Items:
Gains (losses) on sales of assets and businesses(1)	—	21	12	21
Impairment, restructuring, and settlement charges(2)	(6)	(1)	(52)	(36)
Total segment operating profit	758	881	2,014	2,487
Corporate	(255)	(249)	(922)	(739)
Earnings before income taxes	$503	$632	$1,092	$1,748

(1) Current year-to-date gains consisted of a gain on the sale of certain assets and a step-up gain on an equity investment. Prior quarter and year-to-date gains related to the sale of a business and an equity investment.

(2) Current quarter and year-to-date charges primarily related to the impairment of certain long-lived assets. Prior quarter charge related to a settlement. Prior year-to-date charges consisted of impairment charges related to a long-term financing receivable and an equity investment, restructuring charges, and a settlement charge.

Note 16.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs consisted of $6 million and $50 million of impairments related to certain long-lived assets presented as specified items within segment operating profit in the three and nine months ended September 30, 2019, respectively, and $47 million and $150 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives during the three and nine months ended September 30, 2019, respectively.

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

A $35 million impairment reported in the nine months ended September 30, 2019 related to a Company facility and was based on the fair value of the asset determined using a third-party market participant’s offer to purchase the facility.

The $21 million impairment in the nine months ended September 30, 2018 related to a long-term receivable included in other assets in the accompanying balance sheet, and was based on the fair value of the collateral provided as security for the advance. The fair value was determined using internal and external sources, including published information on Brazilian land values.

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

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.5 billion (€0.5 billion) and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 13, 2020, unless extended.

Under the Program and Second Program (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables.

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At September 30, 2019 and December 31, 2018, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of September 30, 2019 and December 31, 2018, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.0 billion and $1.9 billion, respectively. In exchange for the transfers as of September 30, 2019 and December 31, 2018, the Company received cash of $1.7 billion and $1.5 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $330 million and $379 million, respectively. Cash collections from customers on receivables sold were $25.1 billion and $26.3 billion for the nine months ended September 30, 2019 and 2018, respectively. Of this amount, $9.5 billion and $8.8 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the nine months ended September 30, 2019 and 2018. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $5 million and $4 million for the three months ended September 30, 2019 and 2018, respectively, and $14 million for the nine months ended September 30, 2019 and 2018, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

In May 2019, the Company announced the creation of a new business unit. The former Origination and Oilseeds businesses were merged into a combined Ag Services and Oilseeds segment which enables the Company to better respond to market changes by integrating the supply and value chains and risk management, while delivering significant simplification and efficiency to the day-to-day business. As part of the Company’s efforts for a streamlined management structure, the combined segment is led by the former President of Oilseeds expanding his role to President of Ag Services and Oilseeds. Effective July 1, 2019, the Company changed its segment reporting to reflect the creation of the combined Ag Services and Oilseeds segment.

Prior period results have been reclassified to conform to the current period presentation.

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other. Financial information with respect to the Company’s reportable business segments is set forth in Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”.

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

•	the acquisition in May 2019 of The Ziegler Group, a leading European provider of natural citrus flavor ingredients.

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

The Company’s Ag Services and Oilseeds operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. Therefore, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Thus, changes in revenues of these businesses do not necessarily correspond to the changes in margins or gross profit.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2019

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, sales volumes and margins were impacted by the continuing global trade tensions with China. Handling volumes in North America were impacted by the late harvest due to weather conditions that delayed planting. Continued good global meal demand resulted in strong global crushing volumes and stable margins. South American origination benefited from strong farmer selling in Brazil driven by the devaluation of the Real and higher volumes in Argentina due to a larger crop. Global demand and margins for refined oil and biodiesel remained solid. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand was seasonably higher in North America, margins remained pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China were limited. Nutrition benefited from growing demand for flavors, flavors systems, and plant-based proteins but was negatively impacted by the African swine fever in Asia Pacific, which also resulted in pricing pressures in the global lysine market.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net earnings attributable to controlling interests decreased $129 million to $407 million. Segment operating profit decreased $123 million to $758 million. Included in segment operating profit in the current quarter was a charge of $6 million consisting of asset impairment charges. Included in segment operating profit in the prior year quarter was a net gain of $20 million consisting of gains on sales of a business and an asset and a settlement charge. Adjusted segment operating profit decreased $97 million to $764 million due to lower results in Crushing and Carbohydrate Solutions and lower equity earnings from the Wilmar investment, partially offset by higher results in Refined Products and Other and Nutrition. Corporate results were a net charge of $255 million in the current quarter compared to $249 million in the prior year quarter. Corporate results in the current quarter included restructuring and pension settlement charges of $47 million related to early retirement and reorganization initiatives. Also included in Corporate results in the current quarter is a credit of $16 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a charge of $7 million in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income taxes of $95 million decreased $1 million. The Company’s effective tax rate for the quarter ended September 30, 2019 was 18.9% compared to 15.2% for the quarter ended September 30, 2018. The change in rate was primarily due to a lower annual effective tax rate in the prior year that included the favorable impacts of both the 2017 retroactive biodiesel tax credit and certain favorable discrete tax items, and current year changes in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2019	2018	Change
Oilseeds	9,062	9,181	(119)
Corn	5,619	5,599	20
Total	14,681	14,780	(99)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$8,246	$7,623	$623
Crushing	2,465	2,688	(223)
Refined Products and Other	1,905	1,949	(44)
Total Ag Services and Oilseeds	12,616	12,260	356

Carbohydrate Solutions
Starches and Sweeteners	1,724	1,706	18
Bioproducts	841	828	13
Total Carbohydrate Solutions	2,565	2,534	31

Nutrition
Wild Flavors and Specialty Ingredients	703	641	62
Animal Nutrition	754	281	473
Total Nutrition	1,457	922	535

Other	88	84	4
Total	$16,726	$15,800	$926

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues increased $0.9 billion to $16.7 billion due to overall higher sales volumes, partially offset by lower sales prices. The increase in sales volumes was due principally to soybeans, barley, corn, wheat, and higher sales volumes of feed ingredients related to acquisitions. The decrease in sales prices was due principally to meal, wheat, and soybeans. Ag Services and Oilseeds revenues increased 3% to $12.6 billion due to higher sales volumes ($1.0 billion) partially offset by lower sales prices ($0.6 billion). Carbohydrate Solutions revenues increased 1% to $2.6 billion due to higher sales volumes ($0.1 billion) offset by lower sales prices ($0.1 billion). Nutrition revenues increased 58% to $1.5 billion due to higher sales volumes ($0.5 billion) primarily related to acquisitions.

Cost of products sold increased $0.9 billion to $15.6 billion due to overall higher sales volumes, partially offset by lower prices of commodities. Included in cost of products sold in the current quarter was a credit of $16 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a charge of $7 million in the prior year quarter. Manufacturing expenses of $1.4 billion were comparable to the prior period. Increases related to acquisitions were offset by lower energy costs and reclassifications.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.1 billion.

Gross profit of $1.1 billion was comparable to the prior period. Lower results in Ag Services and Oilseeds ($37 million) and Carbohydrate Solutions ($95 million), were offset by higher results in Nutrition ($126 million). These factors are explained in the segment operating profit discussion on page 44. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $16 million in the current quarter compared to a negative impact of $7 million in the prior year quarter.

Selling, general, and administrative expenses increased $44 million to $578 million due principally to new acquisitions and higher spending on IT, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $52 million to $53 million. Charges in the current quarter consisted of $6 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $47 million of restructuring and pension settlement charges in Corporate related to early retirement and reorganization initiatives. Charges in the prior year quarter consisted of $1 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $10 million to $97 million due to higher borrowings to fund recent acquisitions.

Equity in earnings of unconsolidated affiliates decreased $43 million to $88 million due to lower earnings from the Company’s investments in Wilmar and CIP, partially offset by higher earnings from the Company’s investment in Olenex.

Other income - net decreased $7 million to $18 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses. Income in the prior year quarter included gains on the sale of the Company’s oilseeds operations in Bolivia, an equity investment, and individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$161	$157	$4
Crushing	138	197	(59)
Refined Products and Other	80	44	36
Wilmar	38	80	(42)
Total Ag Services and Oilseeds	417	478	(61)

Carbohydrate Solutions
Starches and Sweeteners	207	245	(38)
Bioproducts	(25)	43	(68)
Total Carbohydrate Solutions	182	288	(106)

Nutrition
Wild Flavors and Specialty Ingredients	102	80	22
Animal Nutrition	16	(13)	29
Total Nutrition	118	67	51

Other	47	28	19

Specified Items:
Gains (losses) on sales of assets and businesses	—	21	(21)
Asset impairment and settlement charges	(6)	(1)	(5)
Total Specified Items	(6)	20	(26)

Total Segment Operating Profit	$758	$881	$(123)

Adjusted Segment Operating Profit(1)	$764	$861	$(97)

Segment Operating Profit	$758	$881	$(123)
Corporate	(255)	(249)	(6)
Earnings Before Income Taxes	$503	$632	$(129)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit decreased 13%. Ag Services results were in line with the prior-year quarter on improved origination margins in Brazil, increased export volumes from Argentina, and improved merchandising results from favorable ownership positions in North America, which helped offset a continued challenging volume and margin environment for U.S. exports. Crushing results were lower year-over-year driven by global crush margins that were substantially below the record high levels seen in 2018, though still solid in North America and EMEA. In South America, margins were pressured by continued strong exports of soybeans to China. Global crush margins benefited from positive net timing effects of approximately $50 million during the quarter. Refined Products and Other results were significantly higher than the prior-year quarter, largely driven by significant improvements in the peanut shelling business. Wilmar results were lower year-over-year.

Carbohydrate Solutions operating profit decreased 37%. Starches and Sweeteners results were down versus the prior-year quarter. Results in North America were affected by higher net corn costs, partially offset by lower manufacturing costs, which included improvements at the Decatur, IL corn complex. EMEA results were impacted by lower selling prices and continued pressure from Turkish sweetener quotas. Additionally, an increase in volumes in the wheat milling business was more than offset by lower margins due to limited wheat procurement opportunities. Bioproducts results were significantly lower, driven by a continued unfavorable ethanol industry margin environment.

Nutrition operating profit increased 76%. Wild Flavors and Specialty Ingredients results were significantly higher than the prior-year quarter on higher sales and margins in Wild Flavors globally, continued expansion in the protein business amid the growing consumer market for alternative proteins, and continued contributions from growth investments in bioactives and fibers. Animal Nutrition results were up year-over-year, driven largely by contributions from Neovia. Improvements in vitamin additives also helped contribute to positive results. Lysine production improved, though pricing was negatively impacted by lower global demand.

Other operating profit increased 68% driven by higher earnings from the Company’s captive insurance and futures commission brokerage businesses.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2019	2018	Change
	(In millions)
LIFO credit (charge)	$16	$(7)	$23
Interest expense-net	(85)	(80)	(5)
Unallocated corporate costs	(139)	(161)	22
Adjustments related to acquisitions	—	4	(4)
Restructuring charges	(47)	(1)	(46)
Other charges	—	(4)	4
Total Corporate	$(255)	$(249)	$(6)

Corporate results were a net charge of $255 million in the current quarter compared to $249 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $16 million in the current quarter compared to a charge of $7 million in the prior year quarter. Interest expense-net increased $5 million due principally to higher borrowings to fund recent acquisitions. Unallocated corporate costs decreased $22 million due principally to lower variable performance-related and stock compensation expenses, partially offset by higher spending on IT, growth-related investments, Readiness-related projects, and costs transferred in from the business units related to the centralization of certain activities. Adjustments related to acquisitions in the prior year quarter consisted of net gains on foreign exchange derivative contracts entered into to economically hedge certain acquisitions. Restructuring charges, which included pension settlement charges, increased due to early retirement and reorganization initiatives in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (“EPS”), adjusted earnings before taxes, interest, and depreciation and amortization (“EBITDA”), and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2019 and 2018.

	Three months ended September 30,
	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		568

Net earnings and reported EPS (fully diluted)	$407	$0.72	$536	$0.94
Adjustments:
LIFO charge (credit) - net of tax of $4 million in 2019 and $2 million in 2018 (1)	(12)	(0.02)	5	0.01
(Gains) losses on sales of assets and businesses - net of tax of $1 million in 2018 (2)	—	—	(20)	(0.04)
Asset impairment, restructuring, and settlement charges - net of tax of $12 million in 2019 and $0 million in 2018 (2)	41	0.08	2	—
Adjustments related to acquisitions - net of tax of $1 million (2)	—	—	(3)	—
Certain discrete tax adjustments	(5)	(0.01)	3	0.01
Total adjustments	24	0.05	(13)	(0.02)
Adjusted net earnings and adjusted EPS	$431	$0.77	$523	$0.92

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2019 and 2018.

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Earnings before income taxes	$503	$632	$(129)
Interest expense	97	87	10
Depreciation and amortization	249	232	17
LIFO	(16)	7	(23)
(Gains) losses on sales of assets and businesses	—	(21)	21
Adjustments related to acquisitions	—	(4)	4
Asset impairment, restructuring, and settlement charges	53	2	51
Adjusted EBITDA	$886	$935	$(49)

	Three months ended
	September 30,
(In millions)	2019	2018	Change
Ag Services and Oilseeds	$511	$580	$(69)
Carbohydrate Solutions	264	364	(100)
Nutrition	175	103	72
Other	55	37	18
Corporate	(119)	(149)	30
Adjusted EBITDA	$886	$935	$(49)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2019

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, sales volumes and margins were impacted by high water conditions in the Mississippi river system in the first half of the year and the continuing global trade tensions with China. Handling volumes in North America were impacted by the late harvest as planting was delayed due to the spring flooding. Continued good global meal demand resulted in strong global crushing volumes and stable margins. South American origination volumes were impacted by softer Chinese demand and intermittent farmer selling. Global demand and margins for refined oil and biodiesel remained solid. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained steady in North America, margins were pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China were limited. In addition, severe weather conditions in North America adversely impacted operations in the Ag Services and Oilseeds and Carbohydrate Solutions business units. Nutrition benefited from growing demand for flavors, flavors systems, and plant-based proteins but was negatively impacted by the African swine fever in Asia Pacific, which also resulted in pricing pressures in the global lysine market.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net earnings attributable to controlling interests decreased $0.6 billion to $0.9 billion. Segment operating profit decreased $0.5 billion to $2.0 billion. Included in segment operating profit in the current period was a net charge of $40 million consisting of asset impairment and settlement charges, a gain on sale of assets, and a step-up gain on an equity investment. Included in segment operating profit in the prior period was a net charge of $15 million consisting of asset impairment, restructuring and settlement charges and gains on sales of a business and an asset. Adjusted segment operating profit decreased $0.4 billion to $2.1 billion due to the absence of the 2017 biodiesel tax credit recorded in the first quarter of 2018, lower results in Ag Services, Refined Products and Other, and Carbohydrate Solutions and lower equity earnings from the Wilmar investment, partially offset by higher results in Crushing and Nutrition. Corporate results were a net charge of $922 million for the nine months compared to $739 million the same period last year. Corporate results for the nine months included restructuring and pension settlement and remeasurement charges of $150 million primarily related to early retirement and reorganization initiatives. Also included in Corporate results in the current period is a charge of $10 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $14 million the same period last year.

Income taxes of $212 million decreased $38 million. The Company’s effective tax rate for the nine months ended September 30, 2019 was 19.4% compared to 14.3% for the nine months ended September 30, 2018. The change in rate was primarily due to a lower annual effective tax rate in the prior year that included the favorable impacts of both the 2017 retroactive biodiesel tax credit and certain favorable discrete tax items, and current year changes in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2019	2018	Change
Oilseeds	27,002	27,303	(301)
Corn	16,297	16,708	(411)
Total	43,299	44,011	(712)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Processed volumes of oilseeds decreased from the high prior year levels primarily due to extended downtime in the Quincy, Illinois facility caused by weather-related logistical challenges and weak meal demand. The overall decrease in Corn is primarily related to production disruptions in the Columbus, Nebraska corn processing plant due to flooding and production issues in the Decatur, Illinois corn complex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$23,653	$23,769	$(116)
Crushing	7,130	7,838	(708)
Refined Products and Other	5,599	5,824	(225)
Total Ag Services and Oilseeds	36,382	37,431	(1,049)

Carbohydrate Solutions
Starches and Sweeteners	5,030	5,048	(18)
Bioproducts	2,379	2,734	(355)
Total Carbohydrate Solutions	7,409	7,782	(373)

Nutrition
Wild Flavors and Specialty Ingredients	2,105	1,970	135
Animal Nutrition	2,158	920	1,238
Total Nutrition	4,263	2,890	1,373

Other	273	291	(18)
Total	$48,327	$48,394	$(67)

Revenues and cost of products sold in a commodity merchandising and processing business are affected by the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $0.1 billion to $48.3 billion due to lower sales prices, partially offset by overall higher sales volumes. The decrease in sales prices was due principally to soybeans, meal, and oils. The increase in sales volumes was due principally to soybeans, wheat, cotton, and higher sales volumes of feed ingredients related to acquisitions. Ag Services and Oilseeds revenues decreased 3% to $36.4 billion due to lower sales prices ($2.0 billion) partially offset by higher sales volumes ($0.9 billion). Carbohydrate Solutions revenues decreased 5% to $7.4 billion due to lower sales volumes ($0.1 billion) and lower sales prices ($0.3 billion). Nutrition revenues increased 48% to $4.3 billion due to higher sales volumes ($1.3 billion), primarily related to acquisitions, and higher sales prices ($0.1 billion).

Cost of products sold increased $0.1 billion to $45.3 billion due to overall higher sales volumes, partially offset by lower prices of commodities. Included in cost of products sold in the current period was a charge of $10 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $14 million in the prior year’s period. Manufacturing expenses increased $0.3 billion to $4.3 billion due principally to new acquisitions and individually insignificant increases in certain expense categories.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.7 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit decreased $0.2 billion to $3.0 billion. Lower results in Ag Services and Oilseeds ($137 million) and Carbohydrate Solutions ($255 million), were partially offset by higher results in Nutrition ($272 million). These factors are explained in the segment operating profit discussion on page 51. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $10 million in the current period compared to a positive impact of $14 million in the prior period.

Selling, general, and administrative expenses increased 14% to $1.8 billion due principally to new acquisitions and higher spending on IT, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $159 million to $200 million. Current period charges consisted of $50 million of impairments related to certain long-lived assets presented as specified items within segment operating profit, and $150 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives. Prior period charges consisted of $12 million of an equity investment impairment, $21 million of asset impairment related to a financing receivable, and $2 million of individually insignificant restructuring charges presented as specified items within segment operating profit, and $6 million of individually insignificant restructuring charges in Corporate.

Interest expense increased $40 million to $307 million due to higher borrowings to fund recent acquisitions.

Equity in earnings of unconsolidated affiliates decreased $99 million to $279 million due to lower earnings from the Company’s investments in Wilmar and CIP, partially offset by higher earnings from the Company’s investment in Olenex.

Other income - net decreased $3 million to $39 million. Current period income included gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income, partially offset by foreign exchange losses. Prior period income included gains on disposals of a business, an equity investment, and individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit (Loss)	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$326	$473	$(147)
Crushing	493	393	100
Refined Products and Other	223	298	(75)
Wilmar	154	241	(87)
Total Ag Services and Oilseeds	1,196	1,405	(209)

Carbohydrate Solutions
Starches and Sweeteners	595	699	(104)
Bioproducts	(125)	49	(174)
Total Carbohydrate Solutions	470	748	(278)

Nutrition
Wild Flavors and Specialty Ingredients	293	259	34
Animal Nutrition	23	18	5
Total Nutrition	316	277	39

Other	72	72	—

Specified Items:
Gains (losses) on sales of assets and businesses	12	21	(9)
Asset impairment, restructuring, and settlement charges	(52)	(36)	(16)
Total Specified Items	(40)	(15)	(25)

Total Segment Operating Profit	$2,014	$2,487	$(473)

Adjusted Segment Operating Profit(1)	$2,054	$2,502	$(448)

Segment Operating Profit	$2,014	$2,487	$(473)
Corporate	(922)	(739)	(183)
Earnings Before Income Taxes	$1,092	$1,748	$(656)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit decreased 15%. Ag Services results were lower due to weaker margins and lower volumes in North American grain. Results in the current period were also negatively impacted by high water conditions in the first half of the year, which limited grain movement and sales in North America. Slow farmer selling and lower Chinese demand on South American origination in part due the African swine fever also impacted results. Crushing results were up compared to the prior period, which included significant negative timing effects. Higher executed crush margins around the globe and favorable timing effects of approximately $107 million from hedges entered in the prior year drove improved results. Refined Products and Other results were down compared to the prior period, which included the 2017 biodiesel tax credit. Wilmar results were lower year over year.

Carbohydrate Solutions operating profit decreased 37%. Starches and Sweeteners results were down due to higher manufacturing costs at the Decatur, IL complex and weaker margins in flour milling. Results in EMEA were pressured by lower margins due to low sugar prices and the Turkish quota on starch-based sweeteners. Bioproducts results were down due to significantly lower ethanol margins amid a continued unfavorable ethanol industry margin environment.

Nutrition operating profit increased 14%. Wild Flavors and Specialty Ingredients results were higher year over year on strong sales and margin growth in North America and EMEAI and contributions from acquisitions. Animal Nutrition results were up driven largely by contributions from Neovia, partially offset by additional upfront costs related to inventory valuation of newly-acquired Neovia and weaker lysine results.

Other operating profit was comparable to the prior period. Improved results from the Company’s futures commission brokerage business was offset by increased captive insurance underwriting losses.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(In millions)
LIFO credit (charge)	$(10)	$14	$(24)
Interest expense-net	(276)	(236)	(40)
Unallocated corporate costs	(454)	(487)	33
Adjustments related to acquisitions	(14)	4	(18)
Restructuring charges	(150)	(6)	(144)
Other charges	(18)	(28)	10
Total Corporate	$(922)	$(739)	$(183)

Corporate results were a net charge of $922 million in the current period compared to $739 million in the prior period. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $10 million in the current period compared to a credit of $14 million in the prior period. Interest expense-net increased $40 million due principally to higher borrowings to fund recent acquisitions. Unallocated corporate costs decreased $33 million due principally to lower variable performance-related and stock compensation expenses, partially offset by higher spending on IT, growth-related investments, Readiness-related projects, and costs transferred in from the business units related to the centralization of certain activities. Current period adjustments related to acquisitions consisted of expenses related to the Neovia acquisition compared to prior period’s net gains on foreign exchange derivative contracts entered into to economically hedge certain acquisitions. Restructuring charges, which include pension settlement and remeasurement charges, increased due to early retirement and reorganization initiatives in the current period. Other charges decreased due to lower foreign exchange losses, partially offset by decreased earnings from the Company’s equity investment in CIP.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	565		567

Net earnings and reported EPS (fully diluted)	$875	$1.55	$1,495	$2.64
Adjustments:
LIFO charge (credit) - net of tax of $2 million in 2019 and $3 million in 2018 (1)	8	0.01	(11)	(0.02)
(Gains) losses on sales of assets and businesses - net of tax of $3 million in 2019 and $1 million in 2018 (2)	(9)	(0.02)	(20)	(0.04)
Asset impairment, restructuring, and settlement charges - net of tax of $46 million in 2019 and $12 million in 2018 (2)	156	0.28	30	0.05
Certain discrete tax adjustments	(7)	(0.01)	(4)	(0.01)
Adjustments related to acquisitions - net of tax of $5 million in 2019 and $1 million in 2018 (2)	9	0.02	(3)	—
Total adjustments	157	0.28	(8)	(0.02)
Adjusted net earnings and adjusted EPS	$1,032	$1.83	$1,487	$2.62

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2019 and 2018.

	Nine months ended
	September 30,
(In millions)	2019	2018	Change
Earnings before income taxes	$1,092	$1,748	$(656)
Interest expense	307	267	40
Depreciation and amortization	742	706	36
LIFO	10	(14)	24
(Gains) losses on sales of assets and businesses	(12)	(21)	9
Adjustments related to acquisitions	14	(4)	18
Asset impairment, restructuring, and settlement charges	202	42	160
Adjusted EBITDA	$2,355	$2,724	$(369)

	Nine months ended
	September 30,
(In millions)	2019	2018	Change
Ag Services and Oilseeds	$1,478	$1,699	$(221)
Carbohydrate Solutions	716	1,001	(285)
Nutrition	482	387	95
Other	97	95	2
Corporate	(418)	(458)	40
Adjusted EBITDA	$2,355	$2,724	$(369)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $3.6 billion for the nine months compared to $3.7 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $5.3 billion for the nine months compared to $5.6 billion for the same period last year. Inventories decreased approximately $1.0 billion primarily due to lower inventory quantities. Trade payables declined approximately $0.8 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $5.7 billion and $5.4 billion for the nine months and the same period last year, respectively, was offset by $5.7 billion and $5.4 billion of net consideration received for beneficial interest obtained for selling trade receivables for the nine months and the same period last year, respectively.

Cash provided by investing activities was $3.3 billion for the nine months compared to $4.6 billion for the same period last year. Capital expenditures of $0.6 billion for the nine months were comparable to the same period last year. Net assets of businesses acquired were $1.9 billion for the nine months compared to $0.3 billion for the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $5.7 billion for the nine months compared to $5.4 billion the same period last year.

Cash used in financing activities was $0.4 billion for the nine months compared to $0.1 billion for the same period last year. Long-term debt borrowings for the nine months were $3 million compared to $762 million for the same period last year, which primarily related to the €650 million ($754 million as of September 30, 2018) aggregate principal amount of 1.0% Notes issued on September 12, 2018. Long-term debt payments for the nine months of $615 million primarily related to the €500 million Floating Rate Notes that matured in June 2019, compared to $13 million for the same period last year. Commercial paper borrowings for the nine months were $1.0 billion compared to commercial paper borrowings of $0.3 billion for the same period last year. Share repurchases for the nine months were $0.2 billion compared to an insignificant amount for the same period last year. Dividends of $0.6 billion for the nine months were comparable to the same period last year.

At September 30, 2019, the Company had $1.0 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $4.7 billion of readily marketable commodity inventories. At September 30, 2019, the Company’s capital resources included shareholders’ equity of $18.9 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $8.5 billion, of which $5.5 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% at September 30, 2019 and December 31, 2018. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 30% at September 30, 2019 and 25% at December 31, 2018. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.1 billion of U.S. and European commercial paper outstanding at September 30, 2019.

As of September 30, 2019, the Company had $0.9 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.9 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs, as amended, provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2019, the Company utilized $1.7 billion of its facility under the Programs.

For the nine months ended September 30, 2019, the Company spent approximately $0.6 billion in capital expenditures and $0.6 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired 3.7 million shares for the nine months ended September 30, 2019, and has 108.3 million shares remaining that may be repurchased until December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

The Company expects capital expenditures of approximately $0.8 billion to $0.9 billion, dividends of $0.8 billion, and share repurchases of about $150 million during 2019.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2019 and December 31, 2018 were $13.0 billion and $11.8 billion, respectively.  The increase is related to obligations to purchase higher quantities of agricultural commodity inventories, obligations from new acquisitions, and new commitments. As of September 30, 2019, the Company expects to make payments related to purchase obligations of $12.1 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2019.

Off Balance Sheet Arrangements

In September 2019, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”) and increased its facility from $1.2 billion to $1.3 billion. The program terminates on June 18, 2020 unless extended (see Note 17 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs).

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2019.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2019 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

The fair value of the Company’s commodity position is a summation of the fair values calculated for each commodity by valuing all of the commodity positions at quoted market prices for the period, where available, or utilizing a close proxy. The Company has established metrics to monitor the amount of market risk exposure, which consist of volumetric limits and value-at-risk (“VaR”) limits. VaR measures the potential loss, at a 95% confidence level, that could be incurred over a one-year period. Volumetric limits are monitored daily and VaR calculations and sensitivity analysis are monitored weekly.

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

	Nine months ended		Year ended
	September 30, 2019		December 31, 2018
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$549	$55	$434	$43
Lowest position	(83)	(8)	25	2
Average position	241	24	237	24

The change in fair value of the average position was the result of an increase in average quantities underlying the weekly commodity position offset by a decrease in prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to occur in phases over the next several years. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

In January 2019, the Company completed the acquisition of Neovia. As a result of the acquisition, the Company is in the process of reviewing its internal control structure and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business. In addition, the Company added certain controls related to the adoption of Topic 842 with no material effect to its internal control over financial reporting.

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

The Company has been a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (“Syngenta”) marketing and distribution of genetically modified corn products, Agrisure Viptera and Agrisure Duracade, in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. In December 2017, the Company and Syngenta reached a confidential settlement of this action. Second, Syngenta brought third-party claims against the Company in 2015 in a federal multidistrict litigation (“MDL”) in Kansas City, Kansas, a state court MDL in Minneapolis, Minnesota, and other courts, seeking contribution in the event Syngenta is held liable in class actions by farmers and other parties. In the December 2017 settlement, Syngenta agreed to dismiss all of these third-party claims against the Company. Third, farmers and other parties have sued the Company and other grain companies in numerous individual and purported class action suits in Illinois state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. On January 4, 2017, a federal court in the Southern District of Illinois dismissed, subject to appeal, all of the pending federal complaints against the Company, and thus the Company remains a defendant only in certain Illinois state court actions by farmers and other parties, which actions the Company has moved to dismiss as well. The Company denies liability in all of the actions in which it has been named as a third-party defendant or defendant and is vigorously defending itself in these cases. All of these actions are in pretrial proceedings. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. AOT alleges that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions.  The Company denies liability, and is vigorously defending itself, in this action.  As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, conspired to fix the price they paid to farmers for raw peanuts.  The Company filed a motion to dismiss this suit on October 21, 2019, and that motion is awaiting decision by the court. The Company denies liability, and is vigorously defending itself, in this action.  As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2019. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
July 1, 2019 to
July 31, 2019	977,512	$40.706	972,639	8,732,702

August 1, 2019 to
August 31, 2019	418,627	39.847	417,145	108,315,557

September 1, 2019 to
September 30, 2019	509	39.735	15	108,315,542
Total	1,396,648	$40.448	1,389,799	108,315,542

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2019, there were 6,849 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: October 31, 2019