Form 10-K
period 2019-12-31
Archer-Daniels-Midland Co
filed 2020-02-18
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-44

ARCHER-DANIELS-MIDLAND COMPANY
(Exact name of registrant as specified in its charter)

DE		41-0129150
(State or other jurisdiction of incorporation or organization)		(I. R. S. Employer Identification No.)

77 West Wacker Drive, Suite 4600
Chicago,	IL	60601
(Address of principal executive offices)		(Zip Code)

(312) 634-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ADM	NYSE
1.000% Notes due 2025		NYSE
Securities registered pursuant to Section 12(g) of the Act:                 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒
No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value—$22.7 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 28, 2019)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—557,887,494 shares
(February 14, 2020)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held May 7, 2020, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" included in this Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company or ADM) unlocks the power of nature to provide access to nutrition worldwide. ADM is a global leader in human and animal nutrition and one of the world’s premier agricultural origination and processing companies. The Company's breadth, depth, insights, facilities, and logistical expertise give it exceptional capabilities to meet needs for food, beverages, health and wellness, and more. From the seed of the idea to the outcome of the solution, ADM enriches the quality of life the world over.
ADM was incorporated in Delaware in 1923, successor to the Daniels Linseed Co. founded in 1902. Today, it is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature. The Company works with customers to bring a wide array of natural products – including proteins, flavors, colors, flours, fibers, and more – together into unique and innovative solutions to meet consumer needs. In addition, ADM offers a deep portfolio of plant-based products for other uses, such as replacing petroleum-based plastics.
In order to meet consumer needs, ADM has an expansive origination, transportation, and production footprint. The Company operates an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural raw materials, such as oilseeds, corn, wheat, milo, oats, and barley, as well as products derived from those inputs. ADM’s production facilities around the globe produce a wide array of products, ingredients, and solutions. In addition, ADM has significant investments in joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.
Segment Descriptions
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

Item 1.	BUSINESS (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. In February 2019, the Company purchased the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture located in the United Kingdom.

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, Washington and a grain export elevator in Portland, Oregon.

The Company has a 24.8% equity interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company. Wilmar is a leading global agribusiness group headquartered in Asia engaged in the businesses of oil palm cultivation, oilseeds crushing, edible oils refining, packaged oils and foods, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Company has a 50% interest in Stratas Foods LLC, a joint venture between ADM and ACH Jupiter, LLC, a subsidiary of Associated British Foods, that procures, packages, and sells edible oils in North America.

The Company has a 50% interest in Edible Oils Limited, a joint venture between ADM and Princes Limited to procure, package, and sell edible oils in the United Kingdom.  The Company also formed a joint venture with Princes Limited in Poland to procure, package, and sell edible oils in Poland, the Czech Republic, Slovakia, Hungary, and Austria.

The Company has a 37.5% ownership interest in Olenex Sarl (Olenex), a joint venture between ADM and Wilmar, that produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe.  In addition, Olenex markets refined oils and fats from the Company's plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K.
The Company has a 50% interest in SoyVen, a joint venture between ADM and Cargill to provide soybean meal and oil for customers in Egypt.
The Company is a major supplier of raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Item 1.	BUSINESS (Continued)

Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products.

Hungrana Ltd., in which ADM owns a 50% interest, operates a wet corn milling plant in Hungary.

Almidones Mexicanos S.A., in which ADM has a 50% interest, operates a wet corn milling plant in Mexico.

Red Star Yeast Company, LLC, a joint venture in which ADM has a 40% interest, produces and sells fresh and dry yeast in the United States and Canada.

Aston Foods and Food Ingredients, in which ADM owns a 50% interest, is a Russian-based sweeteners and starches business.

Nutrition

The Nutrition segment serves customer needs for food, beverages, health and wellness, and more. The segment engages in the manufacturing, sale, and distribution of a wide array of products from nature including plant-based proteins, natural flavor ingredients, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products including probiotics, prebiotics, enzymes, and botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In 2019, ADM completed the acquisitions of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries; Florida Chemical Company (FCC), one of the world’s largest producers of citrus oils and ingredients; and The Ziegler Group (Ziegler), a leading European provider of natural citrus flavor ingredients. In January 2020, ADM acquired Yerbalatina Phytoactives (Yerbalatina), a natural plant-based extracts and ingredients manufacturer.

Other

Other includes the Company’s remaining operations as described below.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International, Limited, a member of several derivative and commodity exchanges and clearing houses in Europe, ADMIS Singapore Pte. Limited, a clearing member of the Singapore exchange, and ADMIS Hong Kong Limited, are wholly owned subsidiaries of ADM offering brokerage services in Europe and Asia.

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of ADM, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements. ADM Crop Risk Services, a wholly owned subsidiary engaged in the selling and servicing of crop insurance policies to farmers, was sold on May 1, 2017 to Validus Holdings, a global group of insurance and reinsurance companies.

Corporate

In December 2019, the Company sold its 43.7% interest in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), a joint venture that targets investments in food, feed ingredients, and bioproducts businesses.

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

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2019	2018	2017
Soybeans	16%	16%	17%
Soybean Meal	13%	14%	13%
Corn	12%	12%	10%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Nutrition segment, expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding nutritional needs through its offering of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2020.

Source and Availability of Raw Materials

A significant majority of the Company’s raw materials are agricultural commodities.  In addition, the Company sources specific fruits, vegetables, and nuts for extracts to make flavors and colors. In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, Europe, Middle East, and Africa (EMEA), Asia, and Australia, pursuant primarily to short-term (less than one year) agreements or on a spot basis.  The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $948 million as of December 31, 2019. The Company does not consider any segment of its business to be dependent upon any single or group of trademarks, brands, recipes, or other intellectual property.

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

Item 1.	BUSINESS (Continued)

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

Research and Development

Research and development expense during the year ended December 31, 2019, net of reimbursements of government grants, was $154 million.

The Company’s laboratories and technical innovation centers around the world enhance its ability to interact with customers globally, not only to provide flavors, but also to support the sales of other food ingredients. The acquisition of Wild Flavors in October 2014 approximately doubled the number of scientists and technicians in research and development. Since that time, additional laboratories have been added, including food & beverages applications laboratories in Fort Collins, Colorado, and Bergamo, Italy as well as expanded laboratories in Decatur, Illinois and Shanghai, China.

The Company expanded its human health and nutrition portfolio in February 2017 with the acquisition of a controlling interest in Biopolis SL (Biopolis), a leading provider of probiotics and genomic services. Biopolis provides genomic sequencing capabilities for the Company's customers as well as for its internal use. Biopolis also has high through-put biological functionality testing capabilities that can be used to discover new probiotics and nutraceuticals. In January 2018, the Company announced a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed. In April 2018, the Company opened its new enzyme development laboratory in Davis, California to advance the research and development of feed enzyme as well as enzymes for internal use. In August 2018, the Company further expanded its probiotics business with the acquisition of Probiotics International Limited. With the acquisition of Neovia in early 2019, ADM further expanded its R&D capabilities in Animal Nutrition, globally. In December 2019, the Company opened a new Animal Nutrition Technology Center in Decatur, Illinois, to further expand its animal nutrition capabilities to support customer innovation in pet and aqua food production in North America.

ADM Ventures, which was launched by the Company in 2016, continues to select high-potential, new product development projects from within its business units. The first internal venture funded project, a new sweetener, has been fully commercialized and is being sold in the United States by our Carbohydrate Solutions team. Through the acquisition of Neovia, ADM Ventures further expanded its equity investments in promising, early-stage start-up companies from three to six, and is looking at several others in which the Company may choose to invest.

The Company is continuing to invest in research to develop a broad range of sustainable materials with an objective to produce key intermediate materials that serve as a platform for producing a variety of sustainable packaging products. Conversion technologies include utilizing expertise in both fermentation and catalysis. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. The Company’s project with DuPont to develop sustainable packaging solutions with improved barrier properties has progressed to a pilot production facility that opened in April 2018. This facility provides samples for customers as well as engineering data for a full-scale plant. In 2019, the Company announced a joint venture with LG Chem, Ltd. to develop biobased acrylic acid using ingredients from the Company's corn processing. Acrylic acid is a key element required in the manufacture of superabsorbent polymers used in a range of hygiene products, including diapers.

Item 1.	BUSINESS (Continued)

Environmental Compliance

During the year ended December 31, 2019, the Company spent $48 million specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Number of Employees

The number of full-time employees of the Company was approximately 38,100 at December 31, 2019 and 31,600 at December 31, 2018.  The net increase in the number of full-time employees is primarily related to acquisitions net of the early retirement and reorganization initiatives.

Available Information

The Company’s website is http://www.adm.com.  ADM's annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; directors’ and officers’ Forms 3, 4, and 5; and amendments to those reports, if any, are available, free of charge, through its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

The Company's Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, Sustainability and Corporate Responsibility, and Executive Committees are also available through its website.

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

Item 1A.	RISK FACTORS (Continued)

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

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside the Company's control such as changes in weather, climate, and rising sea levels, crop disease, plantings, government programs and policies, competition, and changes in global demand.  The Company uses a global network of procurement, processing, and transportation assets, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. Management-established limits (including a corporate wide value-at-risk metric), with robust internal reporting, help to manage risks in pursuit of driving performance. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities.

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

Advances in technology, such as seed and crop protection, farming techniques, storage and logistics, and speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of agricultural merchandisers and processors such as the Company.

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

In the case of the nutrition business, while maintaining efficient and cost-effective operations are important, the ability to drive innovation and come up with quality nutritional solutions for human and animal needs are key factors to remain competitive in the nutrition market.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 44 percent of the Company’s processing plants and 57 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company's products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycles. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in more than 190 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in areas including: Accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation. Resolution of some of these tax disputes could take many years and interest and penalties may be accruing in the meantime, thereby significantly increasing the notional amount of the exposures.

The production of the Company’s products uses materials which can create emissions of certain regulated substances, including greenhouse gas emissions.  The Company has programs and policies in place (e.g., Corporate Sustainability Program, No-Deforestation Policy, Environmental Policy, etc.) to reduce its environmental footprint and to help ensure compliance with laws and regulations. Implementation of these programs and policies sometimes requires acquisition of technology at a cost to the Company. Failure to comply can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

Item 1A.	RISK FACTORS (Continued)

In addition, changes to regulations or implementation of additional regulations - for example, the imposition of regulatory restrictions on greenhouse gases, the implementation of IMO 2020 low sulfur fuel oil requirements for ships or regulatory modernization of food safety laws - may require the Company to modify existing processing facilities and/or processes which could significantly increase operating costs and adversely affect operating results.

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

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: Changes in a country’s or region’s economic or political conditions (e.g. Brexit), local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. There has been a recent increase in populism and nationalism in various countries around the world and the concept and benefits of free trade are being challenged. The Company has benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the U.S.-China trade dispute, Iran sanctions) could negatively impact the Company's ability to enter certain markets or the price of products may become less competitive in those markets.

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

The Company is subject to risks which include, but are not limited to, product safety or quality; launch of new products by other industries that can replace the functionalities of the Company's production; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; socially acceptable farming practices; environmental, health, and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The Company has a particularly strong capability and culture around occupational health and safety and food safety; however, risks to the Company's reputation may exist due to potential negative publicity caused by product liability, food safety, occupational health and safety, and environmental matters.

Item 1A.	RISK FACTORS (Continued)

Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with economic, product quality, feed safety or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry, for example African swine fever, which could adversely affect demand for the Company’s products used as ingredients in feed.  In addition, as the Company increases its investment in flavors and ingredients businesses, it is exposed to increased risks related to rapidly changing consumer preferences and the impacts these changes could have on the success of certain of the Company's customers.

The Company is exposed to potential business disruption including, but not limited to, disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services the disruption of which could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, high river water conditions, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

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

LIBOR (London Interbank Offered rate) has been the subject of recent proposals for international reform and it is anticipated LIBOR will be discontinued or modified by the end of 2021. The Company's variable rate debt, credit facilities,  certain derivative agreements, and commercial agreements may use LIBOR as a benchmark for establishing interest rates. While it is not possible to predict the consequences of discontinuation or modification of LIBOR at this time, the Company's financing costs could be adversely or positively impacted. Although the Company does not expect that a transition from LIBOR will have a material adverse impact on its financing costs, the Company continues to monitor developments.

Item 1A.	RISK FACTORS (Continued)

The Company’s risk management strategies may not be effective.

The Company has a Chief Risk Officer who oversees the ERM Program and regularly reports to the Board of Directors on the myriad of risks facing the Company and the Company's strategies for mitigating the risks. The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets.  The Company monitors position limits and counterparty risks and engages in other strategies and controls to manage these risks. The Company regularly reports its aggregate commodity risk exposures to the Board of Directors through the ERM process. The Company has an established commodity merchandising governance process that ensures proper position reporting and monitoring, limits approvals, and executes training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s risk monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $5.1 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to the governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2019 was $4.9 billion.  Risks related to these investments may include: The financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the partners.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: Ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements.  The Company is also in the process of implementing a new enterprise resource planning (ERP) system on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. This will allow the Company to mitigate the risk of instability in aging legacy systems. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of data privacy regulations, including the European Union General Data Protection Regulation implemented in 2018, continues to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks, and has instituted control procedures for cyber security incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches, and reports metrics on the quality of the Company’s data security efforts and control environment to the highest level of management and to the Board of Directors. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1A.	RISK FACTORS (Continued)

The Company may fail to realize the benefits or experience delays in the execution of its growth strategy, encompassing organic and inorganic initiatives, outside the U.S. and in businesses where the Company does not currently have a large presence.

As the Company executes its growth strategy, through both organic and inorganic growth, it may encounter risks which could result in increased costs, decreased revenues, and delayed synergies. Recent investments outside the U.S. include Neovia, certain assets of Brazil-based Algar Agro, Protexin, Ziegler, Rodelle, Inc., and Yerbalatina. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to the acquisition may not identify a material liability or issue that could impact the Company's reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	150	4	154	221	53	274
International	169	24	193	92	116	208
	319	28	347	313	169	482

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 230 warehouses and terminals primarily used as bulk storage facilities and 55 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,900 barges, 11,900 rail cars, 330 trucks, 1,300 trailers, 90 boats, and 7 oceangoing vessels; and leases, under operating leases, approximately 610 barges, 16,900 rail cars, 320 trucks, 280 trailers, 40 boats, and 19 oceangoing vessels.

Item 2.	PROPERTIES (Continued)

	Ag Services and Oilseeds Processing Facilities
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America
U.S.*	1	24	33	58	—	—	2	2
Canada	—	3	4	7	—	—	—	—
Mexico	—	1	—	1	—	—	—	—
Total	1	28	37	66	—	—	2	2
Daily/Storage capacity
Metric tons (in 1,000’s)	1	63	24	88	—	—	—	—
South America
Argentina	—	—	1	1	—	—	—	—
Brazil	—	7	12	19	—	1	—	1
Paraguay	—	1	—	1	—	—	—	—
Peru	—	—	1	1	—	—	—	—
Total	—	8	14	22	—	1	—	1
Daily/Storage capacity
Metric tons (in 1,000’s)	—	19	9	28	—	1	—	1
Europe
Belgium	—	—	1	1	—	—	—	—
Czech Republic	—	1	1	2	—	—	—	—
Germany	—	4	8	12	—	—	—	—
Netherlands	—	1	1	2	—	—	—	—
Poland	—	2	5	7	—	—	—	—
Ukraine	—	1	—	1	—	—	—	—
United Kingdom	—	1	3	4	—	—	—	—
Total	—	10	19	29	—	—	—	—
Daily/Storage capacity
Metric tons (in 1,000’s)	—	36	14	50	—	—	—	—
Australia
Australia	—	—	—	—	1	—	—	1
Total	—	—	—	—	1	—	—	1
Daily capacity
Metric tons (in 1,000's)	—	—	—	—	—	—	—	—
Asia
India	—	—	2	2	—	—	1	1
Total	—	—	2	2	—	—	1	1
Daily capacity
Metric tons (in 1,000's)	—	—	1	1	—	—	1	1
Africa
South Africa	—	—	3	3	—	—	1	1
Total	—	—	3	3	—	—	1	1
Daily capacity
Metric tons (in 1,000's)	—	—	2	2	—	—	—	—
Grand Total	1	46	75	122	1	1	4	6
Total daily/storage capacity
Metric tons (in 1,000’s)	1	118	50	169	—	1	1	2
*The U.S. processing plants are located in Alabama, California, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Ag Services and Oilseeds Procurement Facilities
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America
U.S.*	137	3	58	198	17	—	34	51
Canada	1	5	—	6	—	—	—	—
Dominican Republic	1	—	—	1	—	—	—	—
Total	139	8	58	205	17	—	34	51
Daily/Storage capacity
Metric tons (in 1,000’s)	12,153	263	224	12,640	786	—	104	890
South America
Argentina	3	—	—	3	1	—	—	1
Brazil	39	1	—	40	1	—	—	1
Colombia	—	—	—	—	9	—	—	9
Ecuador	—	—	—	—	2	—	—	2
Paraguay	13	—	—	13	2	—	—	2
Peru	—	—	—	—	2	—	—	2
Uruguay	1	—	—	1	6	—	—	6
Total	56	1	—	57	23	—	—	23
Daily/Storage capacity
Metric tons (in 1,000’s)	2,471	60	—	2,531	851	—	—	851
Europe
Germany	2	1	—	3	—	—	—	—
Hungary	—	—	—	—	7	—	—	7
Ireland	1	—	—	1	2	—	—	2
Netherlands	1	1	—	2	—	—	—	—
Poland	—	4	—	4	—	3	—	3
Romania	11	—	—	11	3	—	—	3
Russian Federation	—	—	—	—	12	—	—	12
Spain	—	—	—	—	4	—	—	4
Turkey	1	—	—	1	—	—	—	—
Ukraine	6	—	—	6	—	—	—	—
United Kingdom	—	—	—	—	—	3	—	3
Total	22	6	—	28	28	6	—	34
Daily/Storage capacity
Metric tons (in 1,000’s)	1,265	428	—	1,693	353	14	—	367
Asia
China	—	—	—	—	—	—	1	1
Korea	—	—	—	—	1	—	—	1
India	—	—	—	—	—	51	—	51
Total	—	—	—	—	1	51	1	53
Daily capacity
Metric tons (in 1,000's)	—	—	—	—	—	80	35	115
Grand Total	217	15	58	290	69	57	35	161
Total daily/storage capacity
Metric tons (in 1,000’s)	15,889	751	224	16,864	1,990	94	139	2,223
*The U.S. procurement facilities are located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Processing Plants
	Owned			Leased
	Starches & Sweeteners	Bioproducts	Total	Starches & Sweeteners
North America
U.S.*	35	3	38	—
Canada	8	—	8	—
Barbados	1	—	1	—
Belize	1	—	1	1
Grenada	1	—	1	—
Jamaica	2	—	2	—
Total	48	3	51	1
Daily capacity
Metric tons (in 1,000’s)	69	24	93	3
Europe

Bulgaria	1	—	1	—
France	1	—	1	—
Turkey	1	—	1	—
United Kingdom	3	—	3	4
Total	6	—	6	4
Daily capacity
Metric tons (in 1,000’s)	5	—	5	1
Asia
China	1	—	1	—
Total	1	—	1	—
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—
Africa
Morocco	1	—	1	—
Total	1	—	1	—
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—
Grand Total	56	3	59	5
Total daily capacity
Metric tons (in 1,000’s)	74	24	98	4

*The U.S. processing plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Procurement Facilities
	Owned			Leased
	Starches & Sweeteners	Bioproducts	Total	Starches & Sweeteners	Bioproducts	Total
North America
U.S.*	4	—	4	1	—	1
Canada	—	—	—	2	—	2
Total	4	—	4	3	—	3
Daily/Storage capacity
Metric tons (in 1,000’s)	362	—	362	154	—	154
Europe
United Kingdom	—	—	—	4	—	4
Total	—	—	—	4	—	4
Daily/Storage capacity
Metric tons (in 1,000’s)	—	—	—	19	—	19
Grand Total	4	—	4	7	—	7
Total daily/storage capacity
Metric tons (in 1,000’s)	362	—	362	173	—	173

*The U.S. procurement facilities are located in Iowa, Minnesota, Oklahoma, and Texas.

	Nutrition Processing Plants
	Owned			Leased
	WFSI	Animal Nutrition	Total	WFSI	Animal Nutrition	Total
North America
U.S.*	27	27	54	1	1	2
Canada	1	4	5	—	—	—
Mexico	—	12	12	—	—	—
Puerto Rico	—	2	2	—	1	1
Trinidad & Tobago	—	1	1	—	—	—
Total	28	46	74	1	2	3
Daily capacity
Metric tons (in 1,000’s)	74	10	84	—	49	49
South America
Brazil	1	11	12	1	3	4
Colombia	—	1	1	—	—	—
Ecuador	—	1	1	—	—	—
Total	1	13	14	1	3	4
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—

Item 2.	PROPERTIES (Continued)

	Nutrition Processing Plants
	Owned			Leased
	WFSI	Animal Nutrition	Total	WFSI	Animal Nutrition	Total
Europe
Belgium	—	1	1	—	—	—
Germany	6	—	6	2	—	2
France	1	12	13	—	1	1
Italy	—	1	1	—	—	—
Netherlands	1	1	2	1	—	1
Poland	1	1	2	—	—	—
Portugal	—	1	1	—	—	—
Spain	2	1	3	—	—	—
Switzerland	—	1	1	—	—	—
Turkey	—	—	—	1	—	1
United Kingdom	1	—	1	—	—	—
Total	12	19	31	4	1	5
Daily capacity
Metric tons (in 1,000’s)	1	—	1	2	—	2
Africa
Algeria	—	1	1	—	—	—
Madagascar	—	—	—	1	—	1
Nigeria	—	1	1	—	—	—
South Africa	—	2	2	—	—	—
Total	—	4	4	1	—	1
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—
Asia
China	1	7	8	1	—	1
India	—	1	1	1	—	1
Indonesia	—	2	2	—	—	—
Philippines	—	—	—	—	2	2
Vietnam	—	4	4	—	—	—
Total	1	14	15	2	2	4
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—
Grand Total	42	96	138	9	8	17
Total daily capacity
Metric tons (in 1,000’s)	75	10	85	2	49	51

*The U.S. processing plants are located in Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Jersey, North Dakota, Ohio, Pennsylvania, Texas, and Washington.

Item 2.	PROPERTIES (Continued)

	Nutrition Procurement Facilities
	Owned			Leased
	WFSI	Animal Nutrition	Total	WFSI
North America
U.S.*	19	—	19	1
Total	19	—	19	1
Daily/Storage capacity
Metric tons (in 1,000’s)	316	—	316	2
Grand Total	19	—	19	1
Total daily/storage capacity
Metric tons (in 1,000’s)	316	—	316	2

*The U.S. procurement facilities are located in Idaho, Illinois, Michigan, Minnesota, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 20 in Item 8 for information on the Company’s legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at December 31, 2019, was 9,148.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2019 to October 31, 2019	194	$40.375	151	108,315,391
November 1, 2019 to November 30, 2019	287	42.487	217	108,315,174
December 1, 2019 to December 31, 2019	253	44.068	253	108,314,921
Total	734	$42.473	621	108,314,921

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2019, there were 113 shares received as payments for the exercise price of stock option exercises.

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

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2014 and assumes all dividends have been reinvested through December 31, 2019.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

Index Data: Copyright© Standard and Poor's, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended
	December 31
	2019	2018	2017	2016	2015

Revenues	$64,656	$64,341	$60,828	$62,346	$67,702
Depreciation	827	812	802	787	799
Net earnings attributable to controlling interests	1,379	1,810	1,595	1,279	1,849
Basic earnings per common share	2.45	3.21	2.80	2.18	2.99
Diluted earnings per common share	2.44	3.19	2.79	2.16	2.98
Cash dividends	789	758	730	701	687
Per common share	1.40	1.34	1.28	1.20	1.12
Working capital	7,613	8,812	7,355	7,872	8,324
Current ratio	1.6	1.7	1.6	1.6	1.6
Inventories	9,170	8,813	9,173	8,831	8,243
Net property, plant, and equipment	10,106	9,953	10,138	9,758	9,853
Gross additions to property, plant, and equipment	817	845	1,100	882	1,350
Total assets	43,997	40,833	39,963	39,769	40,157
Long-term debt, excluding current maturities	7,672	7,698	6,623	6,504	5,779
Shareholders’ equity	19,225	18,996	18,322	17,181	17,915
Per common share	34.52	33.98	32.89	29.98	30.11
Weighted average shares outstanding-basic	563	564	569	588	618
Weighted average shares outstanding-diluted	565	567	572	591	621

Significant items affecting the comparability of the financial data shown above are as follows:

•
Net earnings attributable to controlling interests for the year ended December 31, 2019 included a net loss of $89 million ($124 million after tax, equal to $0.22 per share) related to the loss on sale of an equity investment partially offset by gains on sale of certain assets and a step-up gain on an equity investment; charges of $305 million ($249 million after tax, equal to $0.44 per share) consisting of restructuring and pension settlement and remeasurement charges primarily related to early retirement and reorganization initiatives in Corporate and impairments related to certain long-lived assets; expenses of $17 million ($11 million after tax, equal to $0.02 per share) primarily related to the Neovia acquisition; and tax expense adjustments related to certain discrete items totaling $39 million (equal to $0.07 per share).

Item 6.	SELECTED FINANCIAL DATA (Continued)

•
Net earnings attributable to controlling interests for the year ended December 31, 2018 included net gains totaling $13 million ($13 million after tax, equal to $0.02 per share) related to the sale of businesses and assets; charges of $292 million ($226 million after tax, equal to $0.40 per share) consisting of a non-cash pension settlement charge related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan, charges related to a discontinued software project, a long-term receivable, an equity investment, certain long-lived assets, and several individually insignificant asset impairment charges, restructuring charges in Corporate primarily related to the reorganization of IT services and several individually insignificant restructuring charges, and other settlement charges; charges of $8 million ($6 million after tax, equal to $0.01 per share) related to acquisition expenses and net losses on foreign currency derivative contracts to economically hedge certain acquisitions; and net tax benefits due to changes in the provisional transition tax amount related to the enactment of the Tax Cuts and Jobs Act and certain discrete items totaling $33 million (equal to $0.06 per share).

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

ADM is a global leader in human and animal nutrition and one of the world’s premier agricultural origination and processing company. It is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in more than 190 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company also engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

Prior period results have been reclassified to conform to the current period segment presentation.

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

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in February 2019 of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries;

•	the purchase in February 2019 of the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture in the United Kingdom;

•	the acquisition in March 2019 of FCC, one of the world’s largest producers of citrus oils and ingredients;

•
the formal launch in March 2019 of GrainBridge LLC, a 50% joint venture with Cargill that will develop digital tools to help North American farmers consolidate information on production economics and grain marketing activities into a single digital platform;

•	the acquisition in May 2019 of Ziegler, a leading European provider of natural citrus flavor ingredients;

•	the sale in December 2019 of its equity investment in CIP; and

•	the acquisition in January 2020 of Yerbalatina, a natural plant-based extracts and ingredients manufacturer in Brazil.

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness effort. During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data and analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. Readiness will also support the execution of the Company's growth strategies across its five key growth platforms: Taste,  Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Performance Indicators

The Company’s Ag Services and Oilseeds operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, changes in revenues of these businesses do not necessarily correspond to the changes in margins or gross profit. Thus, gross margins per volume or metric ton are more meaningful than gross margins as percentage of revenues.

The Company’s Carbohydrate Solutions operations and Nutrition businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins or gross profit. Thus, gross margin rates are more meaningful as a performance indicator in these businesses.

The Company has consolidated subsidiaries in more than 70 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

The Company measures its performance using key financial metrics including net earnings, gross margins, segment operating profit, return on invested capital, EBITDA, economic value added, manufacturing expenses, and selling, general, and administrative expenses. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2019

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, sales volumes and margins were negatively impacted by challenging North American weather conditions, in particular high water in the Mississippi river system in the first half of the year, and the continuing global trade tensions with China. Handling volumes in North America were impacted by the late harvest as planting was delayed due to spring flooding. Continued good global meal demand resulted in strong global crushing volumes and solid margins. South American origination volumes benefited from the U.S.-China trade dispute but were also impacted by softer Chinese demand due to the African swine fever impact on local feed demand and intermittent farmer selling. Global demand and margins for refined oil and biodiesel remained solid. In Carbohydrate Solutions, demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained steady in North America, margins were severely pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China ceased during the trade dispute. The severe weather conditions in North America also adversely impacted operations in the Carbohydrate Solutions business unit. Nutrition benefited from growing demand for flavors, flavors systems, human and pet health and wellness products, and plant-based proteins but was negatively impacted by the African swine fever in Asia Pacific, which also resulted in pricing pressures in the global lysine market.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net earnings attributable to controlling interests decreased 24% or $0.4 billion, to $1.4 billion. Segment operating profit decreased 10% or $0.3 billion, to $2.9 billion, and included a net charge of $134 million consisting of asset impairment, restructuring, and settlement charges, gains on sale of certain assets, and a step-up gain on an equity investment. Included in segment operating profit in the prior year was a net charge of $89 million consisting of asset impairment, restructuring, and settlement charges and a net gain on sales of assets and businesses. Adjusted segment operating profit decreased $0.3 billion to $3.1 billion due to lower results in Ag Services, Crushing, and Carbohydrate Solutions, and lower equity earnings from Wilmar, partially offset by higher results in Refined Products and Other and Nutrition. Refined Products and Other in the current year included $270 million related to the biodiesel tax credit for 2018 and 2019 compared to $120 million for 2017 recorded in the prior year. Corporate results were a net charge of $1.4 billion in the current year, and included restructuring and pension settlement and remeasurement charges of $159 million primarily related to early retirement and reorganization initiatives, a loss on sale of the Company's equity investment in CIP of $101 million, and a charge of $37 million from the effect of changes in agricultural commodity prices on last-in, first-out (LIFO) inventory valuation reserves, compared to a credit of $18 million in the prior year. Corporate results in the prior year of $1.2 billion included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services.

Income taxes of $209 million decreased $36 million. The Company’s effective tax rate for 2019 was 13.2% compared to 11.9% for 2018. The low 2019 tax rate was primarily due to the impact of U.S. tax credits, including the 2018 and 2019 biodiesel tax credit and the railroad maintenance tax credit, signed into law in December 2019. The effective tax rate for 2018 included the 2017 biodiesel tax credit recorded in the first quarter of 2018 and the additional true-up adjustments related to the 2017 U.S. tax reform, along with certain favorable discrete tax items netting to a favorable $74 million.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2019 and 2018 are as follows (in metric tons):

(In thousands)	2019	2018	Change
Oilseeds	36,271	36,308	—%
Corn	22,079	22,343	(1)%
Total	58,350	58,651	(1)%

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to local supply and demand conditions. Processed volumes of Corn decreased slightly from the prior year levels primarily related to the production disruptions in the Columbus, Nebraska corn processing plant due to flooding and production issues in the Decatur, Illinois corn complex.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2019 and 2018 are as follows:

(In millions)	2019	2018	Change
Ag Services and Oilseeds
Ag Services	$31,705	$31,766	$(61)
Crushing	9,479	10,319	(840)
Refined Products and Other	7,557	7,806	(249)
Total Ag Services and Oilseeds	48,741	49,891	(1,150)

Carbohydrate Solutions
Starches and Sweeteners	6,692	6,696	(4)
Bioproducts	3,194	3,583	(389)
Total Carbohydrate Solutions	9,886	10,279	(393)

Nutrition
Wild Flavors and Specialty Ingredients	2,745	2,571	174
Animal Nutrition	2,932	1,219	1,713
Total Nutrition	5,677	3,790	1,887

Other	352	381	(29)
Total Other	352	381	(29)
Total	$64,656	$64,341	$315

Revenues and cost of products sold in agricultural merchandising and processing businesses are significantly correlated to the underlying commodity prices and volumes. In periods of significant changes in market prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from market price changes which generally result in an insignificant impact to gross profit.

Revenues increased $315 million to $64.7 billion due to overall higher sales volumes ($3.2 billion), partially offset by lower sales prices ($2.9 billion). The increase in sales volumes was due principally to soybeans, wheat, cotton, and higher sales volumes of feed ingredients related to acquisitions. The decrease in sales prices was due principally to soybeans, meal, and wheat. Ag Services and Oilseeds revenues decreased 2% to $48.7 billion due to lower sales prices ($3.0 billion), partially offset by higher sales volumes ($1.8 billion). Carbohydrate Solutions revenues decreased 4% to $9.9 billion due to lower sales volumes ($0.4 billion). Nutrition revenues increased 50% to $5.7 billion due to higher sales volumes ($1.8 billion), primarily related to acquisitions and higher sales prices ($0.1 billion).

Cost of products sold increased $0.3 billion to $60.5 billion due to overall higher sales volumes, partially offset by lower prices of commodities. Included in cost of products sold in the current year was a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $18 million in the prior year. Manufacturing expenses increased $0.3 billion to $5.7 billion due principally to new acquisitions.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.8 billion.

Gross profit decreased $34 million or 1%, to $4.1 billion. Lower results in Ag Services and Oilseeds ($40 million), Carbohydrate Solutions ($301 million), and Other ($6 million) were offset by higher results in Nutrition ($400 million). These factors are explained in the discussions of segment operating profit on page 32 and selling, general, and administrative expenses below. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $37 million compared to a positive impact of $18 million in the prior year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased 15% to $2.5 billion due principally to new acquisitions, primarily in the Nutrition segment, and higher spending on IT, business transformation, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $132 million to $303 million. Current year charges consisted of asset impairments of $131 million related to certain facilities, vessels, and other long-lived assets and $11 million related to goodwill and other intangible assets presented as specified items within segment operating profit and $159 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives and several individually insignificant restructuring charges presented as specified items within segment operating profit. Prior year charges totaling $171 million consisted of $56 million of impairment of certain long-lived assets, a $12 million impairment of an equity investment, a $21 million impairment related to a long-term financing receivable, and $9 million of other individually insignificant impairment and restructuring charges presented as specified items within segment operating profit, and a $49 million charge related to a discontinued software project, $18 million of restructuring charges related to the reorganization of IT services and $6 million individually insignificant restructuring charges in Corporate.

Interest expense increased $38 million to $402 million due to higher borrowings to fund recent acquisitions, partially offset by lower interest rates.

Equity in earnings of unconsolidated affiliates decreased $64 million to $454 million due to lower earnings from the Company’s investments in Wilmar and CIP, partially offset by higher earnings from the Company’s investments in Olenex and other equity investees.

Other expense - net of $7 million decreased $94 million. Current year expense included a loss on sale of the Company's equity investment in CIP and foreign exchange loss, partially offset by gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income. Prior year expense included foreign exchange losses and a non-cash pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company's ADM Retirement Plan. These expenses were partially offset by gains on disposals of businesses, an equity investment, and individually insignificant assets in the ordinary course of business, and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2019 and 2018 are as follows:

Segment Operating Profit	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$502	$657	$(155)
Crushing	580	650	(70)
Refined Products and Other	586	370	216
Wilmar	267	343	(76)
Total Ag Services and Oilseeds	1,935	2,020	(85)

Carbohydrate Solutions
Starches and Sweeteners	803	894	(91)
Bioproducts	(159)	51	(210)
Total Carbohydrate Solutions	644	945	(301)

Nutrition
Wild Flavors and Specialty Ingredients	376	318	58
Animal Nutrition	42	21	21
Total Nutrition	418	339	79

Other	85	58	27
Total Other	85	58	27

Specified Items:
Gains on sales of assets and businesses	12	13	(1)
Impairment, restructuring, and settlement charges	(146)	(102)	(44)
Total Specified Items	(134)	(89)	(45)

Total Segment Operating Profit	$2,948	$3,273	$(325)

Adjusted Segment Operating Profit(1)	$3,082	$3,362	$(280)

Segment Operating Profit	$2,948	$3,273	$(325)
Corporate	(1,360)	(1,213)	(147)
Earnings Before Income Taxes	$1,588	$2,060	$(472)

(1) Adjusted segment operating profit is segment operating profit excluding the listed specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit decreased 4%. Ag Services results were lower due to weaker North American grain margins and lower volumes, in part due to challenging weather conditions and the U.S.-China trade tensions. Results in the current period were negatively impacted by high water conditions in the first half of the year, which limited grain movement and sales in North America. Slow farmer selling and lower Chinese demand of South American origination, in part due to African swine fever, also impacted results. Crushing results were strong but down compared to the prior year. Lower executed crush margins around the globe drove lower results, partially offset by favorable timing effects of approximately $102 million from hedges entered in the prior year. Refined Products and Other results were up compared to the prior period primarily due to the retroactive biodiesel tax credit of $270 million for 2018 and 2019 recorded in the current year compared to $120 million for 2017 recorded in the prior year, strong demand, and higher results from equity investments. Wilmar results were lower year over year.

Carbohydrate Solutions operating profit decreased 32%. Starches and Sweeteners results were down primarily due to lower results in EMEA where margins were pressured due to low sugar prices and the Turkish quota on starch-based sweeteners. Higher manufacturing costs at the Decatur, IL complex and weaker margins in flour milling also contributed to the decrease. Bioproducts results were down due to significantly lower ethanol margins amid a continued unfavorable ethanol industry environment, exacerbated by the lack of Chinese demand for ethanol due to the U.S.-China trade dispute.

Nutrition operating profit increased 23%. Wild Flavors and Specialty Ingredients results were higher year over year on strong sales and margin growth in North America and Europe, Middle East, Africa, and India (EMEAI) and contributions from acquisitions. Animal Nutrition results were up driven largely by contributions from the acquisition of Neovia, partially offset by additional expenses related to inventory valuation of newly-acquired Neovia and weaker lysine results.

Other operating profit increased 47% primarily due to improved results from the Company's futures commission brokerage business and captive insurance underwriting performance.

Corporate results are as follows:

(In millions)	2019	2018	Change
LIFO credit (charge)	$(37)	$18	$(55)
Interest expense - net	(348)	(321)	(27)
Unallocated corporate costs	(647)	(660)	13
Loss on sale of asset	(101)	—	(101)
Expenses related to acquisitions	(17)	(8)	(9)
Impairment, restructuring, and settlement charges	(159)	(190)	31
Other charges	(51)	(52)	1
Total Corporate	$(1,360)	$(1,213)	$(147)

Corporate results were a net charge of $1.4 billion in the current year compared to $1.2 billion in the prior year. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $37 million in the current year compared to a credit of $18 million in the prior year. Interest expense - net increased $27 million due to higher borrowings to fund recent acquisitions, partially offset by interest savings from cross-currency swaps. Unallocated corporate costs decreased $13 million due principally to decreased performance-related compensation accruals partially offset by higher spending on IT, business transformation, growth-related investments, and Readiness-related projects. Loss on sale of asset related to the sale of the Company's equity investment in CIP. Expenses related to acquisitions in the current year consisted of expenses primarily related to the Neovia acquisition compared to prior year’s expenses and losses on foreign currency derivative contracts entered into to economically hedge certain acquisitions. Impairment, restructuring, and settlement charges in the current year included restructuring and pension settlement and remeasurement charges related to early retirement and reorganization initiatives. Impairment, restructuring, and settlement charges in the prior year included pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company's ADM Retirement Plan, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services. Other charges in the current year included railroad maintenance expenses of $51 million. Other charges in the prior year included foreign exchange losses which were partially offset by earnings from the Company's equity investment in CIP.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and adjusted segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2019 and 2018.

	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	565		567

Net earnings and reported EPS (fully diluted)	$1,379	$2.44	$1,810	$3.19
Adjustments:
LIFO charge (credit) (net of tax of $9 million in 2019 and $4 million in 2018) (1)	28	0.05	(14)	(0.02)
(Gains) Losses on sales of assets and businesses (after tax of $35 million in 2019 and $0 million in 2018) (2)	124	0.22	(13)	(0.02)
Asset impairment, restructuring, and settlement charges (net of tax of $56 million in 2019 and $66 million in 2018) (2)	249	0.44	226	0.40
Expenses related to acquisitions (net of tax of $6 million in 2019 and $2 million in 2018) (2)	11	0.02	6	0.01
Tax adjustments (3)	39	0.07	(33)	(0.06)
Adjusted net earnings and adjusted EPS	$1,830	$3.24	$1,982	$3.50

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.
(3) Includes tax adjustments related to the U.S. Tax Cuts and Jobs Act and other discrete items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2019 and 2018.

(In millions)	2019	2018	Change
Earnings before income taxes	$1,588	$2,060	$(472)
Interest expense	402	364	38
Depreciation and amortization	993	941	52
LIFO charge (credit)	37	(18)	55
(Gains) Losses on sales of assets and businesses	89	(13)	102
Asset impairment, restructuring, and settlement charges	305	292	13
Railroad maintenance expense	51	—	51
Expenses related to acquisitions	17	8	9
Adjusted EBITDA	$3,482	$3,634	$(152)

(In millions)	2019	2018	Change
Ag Services and Oilseeds	$2,311	$2,410	(99)
Carbohydrate Solutions	974	1,282	(308)
Nutrition	642	486	156
Other	117	92	25
Corporate	(562)	(636)	74
Adjusted EBITDA	$3,482	$3,634	$(152)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2018

The Company is subject to a variety of market factors which affect the Company's operating results. In 2018, markets were volatile amid escalating global trade tensions including the announcement of tariffs on Chinese imports of U.S. soybeans. In Ag Services and Oilseeds, strong demand for feedstuffs in light of weather conditions in Northern Europe resulted in higher sales volumes and margins in destination markets, and strong basis positions across commodities resulted in higher margins. South American origination volumes and margins benefited from stronger farmer selling. Dry conditions in Argentina resulted in a smaller soybean crop, which combined with continued good global meal demand, resulted in strong global crushing margins and volumes. Demand and margins for refined oil remained solid, and biodiesel margins improved. Excess global peanut supply resulted in weak peanut margins. In Carbohydrate Solutions, global demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. U.S. ethanol industry production remained at high levels. Although ethanol demand remained strong both in North America and export markets due to favorable gasoline blending economics and ethanol's continuing status as a competitive octane enhancer, margins continued to remain under pressure. Nutrition benefited from strong demand for flavor ingredients and flavor systems and from strong demand for and favorable margin development in certain non-flavor food businesses.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net earnings attributable to controlling interests increased 13% or $0.2 billion, to $1.8 billion. Segment operating profit increased 29% or $0.7 billion, to $3.3 billion. Included in segment operating profit in 2018 was a net charge of $89 million consisting of asset impairment, restructuring, and settlement charges and a net gain on sales of assets and businesses. Included in segment operating profit in 2017 was a net charge of $134 million consisting of asset impairment and restructuring charges, a net gain on sales of assets and businesses, and corn hedge timing effects. Adjusted segment operating profit increased $0.7 billion to $3.4 billion due to an increase in sales prices and volumes of corn and meal, improved margins in Ag Services and Oilseeds and Nutrition, and the benefits of the 2017 biodiesel tax credit which was approved and received in the first quarter of 2018, partially offset by lower ethanol margins. Corporate results were a net charge of $1.2 billion in 2018 compared to $0.9 billion in 2017. Corporate results in 2018 included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, restructuring charges of $24 million primarily related to the reorganization of IT services, and a credit of $18 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $2 million in 2017. Corporate results in 2017 also included $54 million of restructuring charges primarily related to the reduction of certain positions within the Company's global workforce.

Income taxes of $245 million increased $238 million due to a higher effective tax rate and higher earnings before income taxes. The Company’s effective tax rate for 2018 increased to 11.9% compared to 0.4% for 2017 due primarily to the low rate in 2017 that was impacted by favorable tax adjustments related to the Tax Cuts and Jobs Act of 2017 totaling $379 million. The effective tax rate for 2018 also included the final effects of the U.S. tax reform and the 2017 biodiesel tax credit recorded in the first quarter of 2018, along with certain favorable discrete tax items netting to a favorable $74 million.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2018 and 2017 are as follows (in metric tons):

(In thousands)	2018	2017	Change
Oilseeds	36,308	34,733	5%
Corn	22,343	22,700	(2)%
Total	58,651	57,433	2%

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to local supply and demand conditions. Processed volumes of oilseeds increased due to increasing global demand for oilseed products, particularly meal, and higher crushing volumes in North America due to the reduced soybean crop in Argentina. The overall decrease in corn is primarily related to decreased current year processing after the reconfiguration of the Company’s Peoria, Illinois ethanol complex in the third quarter of fiscal 2017 and production issues in the Decatur, Illinois corn complex in 2018.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the years ended December 31, 2018 and 2017 are as follows:

(In millions)	2018	2017	Change
Ag Services and Oilseeds
Ag Services	$31,766	$29,124	$2,642
Crushing	10,319	9,265	1,054
Refined Products and Other	7,806	8,123	(317)
Total Ag Services and Oilseeds	49,891	46,512	3,379

Carbohydrate Solutions
Starches and Sweeteners	6,696	6,565	131
Bioproducts	3,583	3,841	(258)
Total Carbohydrate Solutions	10,279	10,406	(127)

Nutrition
Wild Flavors and Specialty Ingredients	2,571	2,367	204
Animal Nutrition	1,219	1,156	63
Total Nutrition	3,790	3,523	267

Other	381	387	(6)
Total Other	381	387	(6)
Total	$64,341	$60,828	$3,513

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

Revenues increased $3.5 billion or 6%, to $64.3 billion due principally to higher sales prices ($2.3 billion) and higher sales volumes ($1.2 billion). The increase in sales prices and volumes was due primarily to increases in corn and soybean meal. Ag Services and Oilseeds revenues increased 7% to $49.9 billion due to higher sales prices ($2.5 billion) and higher sales volumes ($0.8 billion). Carbohydrate Solutions revenues decreased 1% to $10.3 billion due to lower sales prices ($0.2 billion), partially offset by higher sales volumes ($0.1 billion). Nutrition revenues increased 8% to $3.8 billion due to higher sales volumes ($0.3 billion).

Cost of products sold increased $2.9 billion to $60.2 billion due principally to higher sales volumes and higher prices for commodities. Included in cost of products sold in 2018 was a credit of $18 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to $2 million in 2017. Manufacturing expenses increased $0.2 billion to $5.4 billion due principally to increased energy cost, railroad maintenance expense that has an offsetting benefit in income tax expense, and other individually insignificant increases in certain expense categories.

Foreign currency translation impacts increased both revenues and cost of products sold by $0.4 billion.

Gross profit increased $0.7 billion or 19%, to $4.2 billion. Higher results in Ag Services and Oilseeds ($815 million) and Nutrition ($58 million) were partially offset by lower results in Carbohydrate Solutions ($126 million) and Other ($36 million). These factors are explained in the segment operating profit discussion on page 39. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $18 million in 2018 compared to $2 million in 2017.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased 9% to $2.2 billion due principally to higher performance-related compensation accruals and increased pension and project-related expenses.

Asset impairment, exit, and restructuring costs decreased $2 million to $171 million. Charges in 2018 consisted of $56 million of impairment of certain long-lived assets, a $12 million impairment of an equity investment, a $21 million impairment related to a long-term financing receivable, and $9 million of other individually insignificant impairment and restructuring charges (presented as specified items within segment operating profit), and a $49 million charge related to a discontinued software project, $18 million of restructuring charges related to the reorganization of IT services and $6 million of individually insignificant restructuring charges in Corporate. Charges in 2017 consisted of $63 million of asset impairments related to the reconfiguration of the Company's Peoria, Illinois ethanol complex, $20 million of asset impairments related to the closure of a facility, and $36 million of several individually insignificant asset impairments and restructuring charges presented as specified items within segment operating profit, and $54 million of restructuring charges in Corporate primarily related to the reduction of certain positions within the Company's global workforce.

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

Other expense - net of $101 million increased $111 million from net income of $10 million. Expense in 2018 included foreign exchange losses and a non-cash pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company's ADM Retirement Plan. These expenses were partially offset by gains on disposals of businesses, an equity investment, and individually insignificant assets in the ordinary course of business, and other income. Income in 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business, changes in contingent settlement provisions, a charge related to the early redemption of the Company's $559 million notes due March 15, 2018, and foreign exchange losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the years ended December 31, 2018 and 2017 are as follows:

Segment Operating Profit	2018	2017	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$657	$453	$204
Crushing	650	203	447
Refined Products and Other	370	244	126
Wilmar	343	329	14
Total Ag Services and Oilseeds	2,020	1,229	791

Carbohydrate Solutions
Sweeteners and Starches	894	930	(36)
Bioproducts	51	148	(97)
Total Carbohydrate Solutions	945	1,078	(133)

Nutrition
Wild Flavors and Specialty Ingredients	318	279	39
Animal Nutrition	21	33	(12)
Total Nutrition	339	312	27

Other	58	51	7
Total Other	58	51	7

Specified Items:
Gains on sales of assets and businesses	13	22	(9)
Impairment, restructuring, and exit charges	(102)	(160)	58
Hedge timing effects	—	4	(4)
Total Specified Items	(89)	(134)	45

Total Segment Operating Profit	3,273	2,536	737

Adjusted Segment Operating Profit(1)	3,362	2,670	692

Segment Operating Profit	3,273	2,536	737
Corporate	(1,213)	(927)	(286)
Earnings Before Income Taxes	$2,060	$1,609	$451

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 64%. Ag Services was up significantly year-over-year. Global trade delivered strong results due to increased volumes, strong margins, and improved opportunities in the soybean and feedstuff value chain. North American grain was up due to improved margins and higher volumes. South America saw strong origination volumes and improving margins as farmer selling accelerated. Crushing results increased due to a strong global demand and margin environment. The reduced soybean crop in Argentina combined with continued good global meal demand resulted in strong crushing margins and volumes. Refined Products and Other results were higher mainly due to the 2017 biodiesel tax credit of approximately $120 million which was approved and received in the first quarter of 2018, solid biodiesel results, and higher earnings from the Company’s investment in Olenex, partially offset by weaker peanut shelling margins primarily caused by large peanut inventories and difficult market conditions. Wilmar results were higher year over year.

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

Corporate results are as follows:

(In millions)	2018	2017	Change
LIFO credit (charge)	$18	$2	$16
Interest expense - net	(321)	(310)	(11)
Unallocated corporate costs	(660)	(470)	(190)
Expenses related to acquisitions	(8)	—	(8)
Loss on debt extinguishment	—	(11)	11
Asset impairment, restructuring, and settlement charges	(190)	(54)	(136)
Other charges	(52)	(84)	32
Total Corporate	$(1,213)	$(927)	$(286)

Corporate results were a net charge of $1.2 billion in 2018 compared to $0.9 billion in 2017. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a credit of $18 million in 2018 compared to a credit of $2 million in 2017. Interest expense - net increased $11 million due to higher interest rates on short-term debt and higher borrowings, partially offset by interest income related to a tax credit and lower-tax related expense. Unallocated corporate costs increased $190 million due principally to higher performance-related compensation accruals, increased pension and project-related expenses, and railroad maintenance expense that has an offsetting benefit in income tax expense. Adjustments related to acquisitions in 2018 related to expenses and losses on foreign currency derivative contracts entered into to economically hedge certain acquisitions. Loss on debt extinguishment in 2017 related to the early redemption of the $559 million aggregate principal amount of 5.45% notes due on March 15, 2018. Impairment, restructuring, and settlement charges in 2018 included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services compared to restructuring charges related to the reduction of certain positions within the Company’s global workforce of $54 million in 2017. Other charges decreased $32 million primarily due to improved results in the Company’s investment in CIP and lower non-service cost related pension expenses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and adjusted segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2018 and 2017.

	2018		2017
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	567		572

Net earnings and reported EPS (fully diluted)	$1,810	$3.19	$1,595	$2.79
Adjustments:
LIFO charge (credit) (net of tax of $4 million in 2018 and $1 million in 2017(1)	(14)	(0.02)	(1)	—
(Gains) Losses on sales of assets and businesses (net of tax of $0 million in 2018 and $32 million in 2017) (2)	(13)	(0.02)	10	0.02
Asset impairment, restructuring, and settlement charges (net of tax of $66 million in 2018 and $70 million in 2017) (2)	226	0.40	144	0.25
Expenses related to acquisitions (net of tax of $2 million) (2)	6	0.01	—	—
Loss on debt extinguishment (net of tax of $4 million) (1)	—	—	7	0.01
Tax adjustments (3)	(33)	(0.06)	(366)	(0.64)
Adjusted net earnings and and adjusted EPS	$1,982	$3.50	$1,389	$2.43

(1) Tax effected using the Company’s U.S. effective tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.
(3) Includes tax adjustments related to the U.S. Tax Cuts and Jobs Act of 2017.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2018 and 2017.

(In millions)	2018	2017	Change
Earnings before income taxes	$2,060	$1,609	$451
Interest expense	364	330	34
Depreciation and amortization	941	924	17
LIFO charge (credit)	(18)	(2)	(16)
Gains (Losses) on sales of assets and businesses	(13)	(22)	9
Asset impairment, restructuring, and settlement charges	292	214	78
Expenses related to acquisitions	8	—	8
Loss on debt extinguishment	—	11	(11)
Adjusted EBITDA	$3,634	$3,064	$570

(In millions)	2018	2017	Change
Ag Services and Oilseeds	$2,410	$1,620	790
Carbohydrate Solutions	1,282	1,415	(133)
Nutrition	486	450	36
Other - Financial	92	69	23
Corporate	(636)	(490)	(146)
Adjusted EBITDA	$3,634	$3,064	$570

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business.  The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of ADM’s control, to fund its working capital needs and capital expenditures. The primary source of funds to finance ADM’s operations, capital expenditures, and advancement of its growth strategy is cash generated by operations and lines of credit, including a commercial paper borrowing facility and accounts receivable securitization programs.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

Cash used in operating activities was $5.5 billion for 2019 compared to $4.8 billion in 2018. Working capital changes, including the increase in deferred consideration, decreased cash by $7.7 billion in the current year compared to $7.5 billion in the prior year. Trade receivables decreased $0.3 billion due to lower revenues, net of acquisitions.

Deferred consideration in securitized receivables of $7.7 billion and $7.8 billion in 2019 and 2018, respectively, was offset by the same amounts of net consideration received for beneficial interest obtained for selling trade receivables.

Cash provided by investing activities was $5.3 billion this year compared to $6.6 billion last year. Capital expenditures and net assets of businesses acquired were $0.8 billion and $1.9 billion, respectively, this year compared to $0.8 billion and $0.5 billion, respectively, last year. Proceeds from the sale of businesses and assets were $0.3 billion in the current year were compared to $0.2 billion in the prior year. There were sales of marketable securities, net of purchases, of $0.1 billion in the current year compared to immaterial marketable securities sales transactions in the prior year. Investments in and advances to affiliates were immaterial in the current year compared to $0.2 billion in the prior year. Net consideration received for beneficial interest obtained for selling trade receivables was $7.7 billion and $7.8 billion in 2019 and 2018, respectively.

Cash used in financing activities was $0.7 billion this year compared to cash provided of $0.2 billion last year. Long-term debt borrowings in the current year were $8 million. Long-term debt borrowings in the prior year of $1.8 billion consisted of the €650 million ($744 million as of December 31, 2018) aggregate principal amount of 1.000% Notes issued on September 12, 2018 and the December 3, 2018 issuance of $600 million and $400 million aggregate principal amounts of 4.5% and 3.375% Notes, respectively. Long-term debt payments in the current year of $626 million primarily related to the €500 million Floating Rate Notes that matured in June 2019 compared to $30 million in the prior year. Commercial paper borrowings in the current year of $0.9 billion were used to fund acquisitions and general corporate expenses compared to payments of $0.7 billion in the prior year. Share repurchases in the current year were $0.2 billion compared to $0.1 billion in the prior year.

At December 31, 2019, ADM had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $5.7 billion of readily marketable commodity inventories.  At December 31, 2019, the Company’s capital resources included shareholders’ equity of $19.2 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $9.0 billion, of which $6.4 billion was unused.  ADM’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 29% at December 31, 2019 and December 31, 2018.  The Company uses this ratio as a measure of ADM’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) increased from 25% at December 31, 2018 to 29% at December 31, 2019 due to acquisitions.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.0 billion of U.S. and European commercial paper outstanding at December 31, 2019.

As of December 31, 2019, the Company had $0.9 billion of cash and cash equivalents, $0.3 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.3 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.9 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2019, the Company utilized $1.4 billion of its facility under the Programs. The Programs are due to terminate during the first half of 2020. However, the Company currently expects to extend these Programs upon termination.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. The Company has acquired approximately 91.7 million shares under this program as of December 31, 2019.

In 2020, the Company expects capital expenditures of $0.9 billion to $1.0 billion and additional cash outlays of approximately $0.8 billion in dividends and $0.1 billion in share repurchases.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2019.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $130 million as of December 31, 2019 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual Obligations and	Note		Less than	1 - 3	3 - 5	More than
Other Commitments	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$10,488	$10,242	$238	$8	$—
Energy		319	260	59	—	—
Other		1,386	938	223	27	198
Total purchases		12,193	11,440	520	35	198
Short-term debt		1,202	1,202	—	—	—
Long-term debt	Note 10	7,679	7	1,081	726	5,865
Estimated interest payments		5,380	324	581	533	3,942
One-time transition tax	Note 13	183	20	40	87	36
Operating leases	Note 14	1,177	251	403	231	292
Estimated pension and other postretirement plan contributions (1)	Note 15	149	43	29	26	51
Total		$27,963	$13,287	$2,654	$1,638	$10,384

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1) Includes pension contributions of $27 million for fiscal 2020.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2020.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2019, the Company estimates it will spend approximately $1.1 billion through fiscal year 2024 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $1.4 billion at December 31, 2019 which are not included in the table above.

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

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

In September 2019, the Company amended its accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”) and increased its facility from $1.2 billion to $1.3 billion. The program terminates on June 18, 2020 unless extended (see Note 19 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data” for more information and disclosures on the Programs).

There were no other material changes in the Company’s off balance sheet arrangements during the year.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2019 are valued at estimated fair values, including $4.7 billion of merchandisable agricultural commodity inventories, $0.5 billion of commodity derivative assets, $0.6 billion of commodity derivative liabilities, and $0.7 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $1.7 billion of assets and $0.2 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Derivatives – Designated Hedging Activities

The Company, from time to time, uses derivative contracts designated as cash flow hedges to hedge the purchase or sales price of anticipated volumes of commodities to be purchased and processed in a future month. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from open and closed hedging transactions are deferred in accumulated other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized in earnings.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter option contracts would be recorded immediately in the statement of earnings as a component of revenues and/or cost of products sold.  See Note 5 in Item 8 for additional information.

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

Income Taxes

The Company accounts for income taxes in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Brazil, Argentina, and the Netherlands, challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 13 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2019, the Company increased valuation allowances by approximately $20 million primarily related to newly-generated foreign tax loss carryforwards. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries amounting to approximately $11.6 billion at December 31, 2019, are considered to be indefinitely reinvested.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, included a one-time transition tax on accumulated foreign earnings. As a result, the Company recorded a $369 million provisional impact of the transition tax and a $220 million beneficial impact on reserves previously established under Accounting Standards Codification Subtopic 740-30, Income Taxes - Other Considerations or Special Areas, or a net provisional impact of $149 million in 2017. The Company performed a quarterly review of the provisional tax liability recorded in 2017 as new guidance on the Act was issued in 2018. The Company finalized its calculation of the transition tax and recorded an immaterial expense in 2019 and a benefit of $29 million in 2018. The Company elected to pay the one-time transition tax over eight years. Because the Company’s undistributed foreign earnings and outside basis differences inherent in foreign entities continue to be indefinitely reinvested in foreign operations, no income taxes have been provided. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities.

The Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) which were effective for fiscal year 2018. The Company made an accounting policy election to treat GILTI as a period cost. During 2018, U.S. tax authorities issued proposed Treasury Regulations addressing some of the tax reform items that were effective in 2018. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. The additional guidance in the U.S., along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods.  During the years ended December 31, 2019, 2018, and 2017, impairment charges for property, plant, and equipment were $131 million, $100 million, and $101 million, respectively.

Business Combinations

The Company’s acquisitions are accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These are estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value may not be fully recoverable.  The Company adopted the provisions of ASC 350, Intangibles - Goodwill and Other, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit's fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. Definite-lived intangible assets, including capitalized expenses related to the Company's 1ADM program, are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying values may not be fully recoverable. The Company recorded impairment charges totaling $11 million related to goodwill and intangibles, and $9 million related to customer lists during the years ended December 31, 2019 and 2018, respectively. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017 (see Note 18 in Item 8 for more information). If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 3 to 38 years for the Company's defined benefit pension plans and from 6 to 22 years for the Company's postretirement benefit plans.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2019 and 2018 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2019		December 31, 2018
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$576	$58	$434	$43
Lowest position	(83)	(8)	25	2
Average position	280	28	237	24

The change in fair value of the average position was principally the result of an increase in prices underlying the weekly commodity position.

Currencies

The Company has consolidated subsidiaries in more than 70 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company also uses currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The amount the Company considers indefinitely invested in foreign subsidiaries translated into dollars using the year-end exchange rates is $9.6 billion and $8.7 billion ($11.6 billion and $10.5 billion at historical rates) at December 31, 2019 and 2018, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries and affiliates of $1.1 billion partially offset by the depreciation of foreign currencies versus the U.S. dollar of $0.2 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $957 million and $870 million for December 31, 2019 and 2018, respectively.  Actual results may differ.

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

	December 31, 2019	December 31, 2018
	(In millions)
Fair value of long-term debt	$9,211	$8,434
Excess of fair value over carrying value	1,540	736
Market risk	420	405

The increase in fair value of long-term debt at December 31, 2019 is primarily due to decreased interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2019	2018	2017

Revenues	$64,656	$64,341	$60,828
Cost of products sold	60,509	60,160	57,310
Gross Profit	4,147	4,181	3,518

Selling, general and administrative expenses	2,493	2,165	1,978
Asset impairment, exit, and restructuring costs	303	171	173
Interest expense	402	364	330
Equity in earnings of unconsolidated affiliates	(454)	(518)	(456)
Interest income	(192)	(162)	(106)
Other (income) expense - net	7	101	(10)
Earnings Before Income Taxes	1,588	2,060	1,609

Income tax expense	209	245	7
Net Earnings Including Noncontrolling Interests	1,379	1,815	1,602

Less: Net earnings (losses) attributable to noncontrolling interests	—	5	7

Net Earnings Attributable to Controlling Interests	$1,379	$1,810	$1,595

Average number of shares outstanding – basic	563	564	569

Average number of shares outstanding – diluted	565	567	572

Basic earnings per common share	$2.45	$3.21	$2.80

Diluted earnings per common share	$2.44	$3.19	$2.79

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2019	2018	2017

Net earnings including noncontrolling interests	$1,379	$1,815	$1,602
Other comprehensive income (loss):
Foreign currency translation adjustment	(176)	(581)	692
Tax effect	(12)	(28)	59
Net of tax amount	(188)	(609)	751

Pension and other postretirement benefit liabilities adjustment	(98)	156	298
Tax effect	50	(55)	(98)
Net of tax amount	(48)	101	200

Deferred gain (loss) on hedging activities	(91)	57	12
Tax effect	18	(13)	(1)
Net of tax effect	(73)	44	11

Unrealized gain (loss) on investments	13	(4)	(1)
Tax effect	(1)	(1)	2
Net of tax effect	12	(5)	1
Other comprehensive income (loss)	(297)	(469)	963
Comprehensive income (loss)	1,082	1,346	2,565

Less: Comprehensive income (loss) attributable to noncontrolling interests	2	5	9

Comprehensive income (loss) attributable to controlling interests	$1,080	$1,341	$2,556

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$852	$1,997
Segregated cash and investments	4,458	4,506
Trade receivables - net	2,267	2,233
Inventories	9,170	8,813
Other current assets	4,600	3,039
Total Current Assets	21,347	20,588
Investments and Other Assets
Investments in and advances to affiliates	5,132	5,317
Goodwill and other intangible assets	5,476	4,041
Other assets	1,936	934
Total Investments and Other Assets	12,544	10,292
Property, Plant, and Equipment
Land and land improvements	592	545
Buildings	5,381	5,171
Machinery and equipment	19,005	18,399
Construction in progress	1,021	987
	25,999	25,102
Accumulated depreciation	(15,893)	(15,149)
Net Property, Plant, and Equipment	10,106	9,953
Total Assets	$43,997	$40,833
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,202	$108
Trade payables	3,746	3,545
Payables to brokerage customers	5,022	4,628
Accrued expenses and other payables	3,757	2,913
Current maturities of long-term debt	7	582
Total Current Liabilities	13,734	11,776
Long-Term Liabilities
Long-term debt	7,672	7,698
Deferred income taxes	1,194	1,067
Other	2,114	1,247
Total Long-Term Liabilities	10,980	10,012

Temporary Equity - Redeemable noncontrolling interest	58	49

Shareholders’ Equity
Common stock	2,655	2,560
Reinvested earnings	18,958	18,527
Accumulated other comprehensive income (loss)	(2,405)	(2,106)
Noncontrolling interests	17	15
Total Shareholders’ Equity	19,225	18,996
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$43,997	$40,833

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2019	2018	2017
Operating Activities
Net earnings including noncontrolling interests	$1,379	$1,815	$1,602
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	993	941	924
Asset impairment charges	142	142	101
Deferred income taxes	21	(47)	(714)
Equity in earnings of affiliates, net of dividends	(213)	(247)	(210)
Stock compensation expense	89	109	66
Pension and postretirement accruals (contributions), net	(16)	69	16
Loss (gain) on sale or revaluation of assets	39	(43)	(80)
Other – net	(148)	(67)	190
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	278	1,176	260
Trade receivables	287	(376)	73
Inventories	(21)	226	(137)
Deferred consideration in securitized receivables	(7,681)	(7,838)	(8,177)
Other current assets	(1,449)	(70)	676
Trade payables	(64)	(300)	181
Payables to brokerage customers	347	(309)	(261)
Accrued expenses and other payables	565	35	(476)
Total Operating Activities	(5,452)	(4,784)	(5,966)

Investing Activities
Purchases of property, plant, and equipment	(828)	(842)	(1,049)
Net assets of businesses acquired	(1,946)	(464)	(187)
Proceeds from sale of business and assets	293	191	195
Investments in and advances to affiliates	(13)	(157)	(280)
Investments in retained interest in securitized receivables	(5,398)	(6,957)	(4,306)
Proceeds from retained interest in securitized receivables	13,079	14,795	12,483
Purchases of marketable securities	(27)	—	(538)
Proceeds from sales of marketable securities	104	13	985
Other – net	(5)	3	(12)
Total Investing Activities	5,259	6,582	7,291

Financing Activities
Long-term debt borrowings	8	1,762	532
Long-term debt payments	(626)	(30)	(835)
Net borrowings (payments) under lines of credit agreements	919	(743)	685
Share repurchases	(150)	(77)	(750)
Cash dividends	(789)	(758)	(730)
Other – net	(22)	33	70
Total Financing Activities	(660)	187	(1,028)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(853)	1,985	297
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	3,843	1,858	1,561
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$2,990	$3,843	$1,858

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$852	$1,997	$804
Restricted cash and restricted cash equivalents included in segregated cash and investments	2,138	1,846	1,054
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,990	$3,843	$1,858

Cash paid for interest and income taxes were as follows:
Interest	$373	$330	$321
Income taxes	$268	$376	$538

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$7,751	$7,897	$7,938
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2016	573	$2,327	$17,444	$(2,598)	$8	$17,181
Impact of ASU 2016-16			(7)			(7)
Balance, January 1, 2017	573	2,327	17,437	(2,598)	8	17,174
Comprehensive income
Net earnings			1,595		7
Other comprehensive income (loss)				961	2
Total comprehensive income						2,565
Cash dividends paid-$1.28 per share			(730)			(730)
Treasury stock purchases	(18)		(750)			(750)
Stock compensation expense	1	66				66
Other	1	5			(8)	(3)
Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322

Comprehensive income
Net earnings			1,810		5
Other comprehensive income (loss)				(469)
Total comprehensive income						1,346
Cash dividends paid-$1.34 per share			(758)			(758)
Share repurchases	(2)		(77)			(77)
Stock compensation expense	2	109				109
Other	2	53			1	54
Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996

Comprehensive income
Net earnings			1,379
Other comprehensive income (loss)				(299)	2
Total comprehensive income						1,082
Cash dividends paid-$1.40 per share			(789)			(789)
Share repurchases	(4)		(150)			(150)
Stock compensation expense	2	89				89
Other		6	(9)			(3)
Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

ADM is a global leader in human and animal nutrition and one of the world’s premier agricultural origination and processing company. It is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Prior period results have been reclassified to conform to the current period segment presentation.
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $110 million and $84 million at December 31, 2019 and 2018, respectively, to reflect any loss anticipated on the accounts receivable balances.  The Company estimates this allowance based on its history of write-offs, level of past-due accounts, and its relationships with, and the economic status of, its customers.  Portions of the allowance for uncollectible accounts are recorded in trade receivables, other current assets, and other assets.

Credit risk on receivables is minimized as a result of the large and diversified nature of the Company’s worldwide customer base.  The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.  Collateral is generally not required for the Company’s receivables.

Accounts receivable due from unconsolidated affiliates as of December 31, 2019 and 2018 was $156 million and $146 million, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the lower of cost, determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods, or net realizable value.

The following table sets forth the Company’s inventories as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(In millions)
LIFO inventories
FIFO value	$1,022	$1,010
LIFO valuation reserve	(91)	(54)
LIFO inventories carrying value	931	956
FIFO inventories	3,106	2,908
Market inventories	4,704	4,547
Supplies and other inventories	429	402
Total inventories	$9,170	$8,813

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

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  Unrealized gains are reported as other current assets and unrealized losses are reported as accrued expenses and other payables. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge, or a net investment hedge.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $15 million, $21 million, and $17 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets, including capitalized expenses related to the Company's 1ADM program, are amortized over their estimated useful lives of 2 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges of $11 million related to goodwill and intangibles, and $9 million related to customer lists during the years ended December 31, 2019 and 2018, respectively. There were no impairment charges recorded for goodwill and intangible assets during the year ended December 31, 2017 (see Note 9 for additional information).

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  Assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards). During the years ended December 31, 2019, 2018, and 2017, impairment charges were $131 million, $100 million, and $101 million, respectively.

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

Net sales to unconsolidated affiliates during the years ended December 31, 2019, 2018, and 2017 were $4.9 billion, $5.6 billion, and $5.2 billion, respectively.

Stock Compensation

The Company recognizes expense for its stock compensation based on the fair value of the awards that are granted.  The Company’s stock compensation plans provide for the granting of restricted stock, restricted stock units, performance stock units, and stock options.  The fair values of stock options and performance stock units are estimated at the date of grant using the Black-Scholes option valuation model and a lattice valuation model, respectively.  These valuation models require the input of subjective assumptions.  Measured compensation cost, net of forfeitures, is recognized ratably over the vesting period of the related stock compensation award.

Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $154 million, $141 million, and $129 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Business Combinations

The Company’s acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These are estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and the related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

Adoption of New Accounting Standards

Effective January 1, 2019, the Company adopted the new guidance of Accounting Standards Codification (ASC) Topic 842, Leases (Topic 842), which superseded ASC Topic 840, Leases. Topic 842 requires lessees to recognize assets and liabilities for all leases. The Company adopted Topic 842 using the optional transition method that allows entities to forgo the comparative reporting requirements under the modified retrospective transition method. In addition, the Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company also elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories, as well as the optional transition practical expedient that permits entities to continue applying current accounting policy for land easements that existed as of or expired before January 1, 2019. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities of $793 million and $795 million, respectively, at January 1, 2019. The new guidance did not have a material impact on the Company’s consolidated statement of earnings and had no impact on the consolidated statement of cash flows. For more information about the adoption of Topic 842, see Note 14.

Effective January 1, 2019, the Company adopted the amended guidance of ASC Topic 220, Income Statement - Reporting Comprehensive Income (Topic 220), which allows the reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act), eliminating the stranded tax effects resulting from the Act and improving the usefulness of information reported to financial statement users. In addition, the Company is required to disclose: (1) a description of its accounting policy for releasing income tax effects from AOCI; (2) whether it elects to reclassify the stranded income tax effects from the Act; and (3) information about other income tax effects related to the application of the Act that are reclassified from AOCI to retained earnings, if any. The Company’s accounting policy is to release income tax effects from AOCI when individual units of account are sold, terminated, or extinguished. However, the Company has elected to not release from AOCI the stranded income tax effects resulting from the Act.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)

Pending Accounting Standards

Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance replaces today’s “incurred loss” approach with an “expected loss” model and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company will be required to adopt the amended guidance on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company evaluated its current methodology of estimating allowance for doubtful accounts and the risk profile of its receivable portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. The Company finalized its assessment of the impact of the amended guidance and expects to record an immaterial cumulative effect adjustment to retained earnings at January 1, 2020.

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

Effective January 1, 2021, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the amended guidance on the consolidated financial statements but does not expect the adoption of the amendments to have a significant impact on its financial results.

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (“Topic 606”) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $515 million and $481 million for the years ended December 31, 2019 and 2018, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610-20”).
Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for the sale of goods are accounted for as a fulfillment activity and are included in cost of products sold. Accordingly, amounts billed to customers for such costs are included as a component of revenues.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company does not include taxes assessed by governmental authorities that are (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers, in the measurement of transactions prices or as a component of revenues and cost of products sold.
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $604 million and $501 million as of December 31, 2019 and 2018, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the years ended December 31, 2019 and 2018 were $575 million and $647 million, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,693	$515	$5,208	$26,497	$31,705
Crushing	736	—	736	8,743	9,479
Refined Products and Other	2,230	—	2,230	5,327	7,557
Total Ag Services and Oilseeds	7,659	515	8,174	40,567	48,741
Carbohydrate Solutions
Starches and Sweeteners	4,992	—	4,992	1,700	6,692
Bioproducts	3,194	—	3,194	—	3,194
Total Carbohydrate Solutions	8,186	—	8,186	1,700	9,886
Nutrition
Wild Flavors and Specialty Ingredients	2,745	—	2,745	—	2,745
Animal Nutrition	2,932	—	2,932	—	2,932
Total Nutrition	5,677	—	5,677	—	5,677

Other	352	—	352	—	352
Total Revenues	$21,874	$515	$22,389	$42,267	$64,656

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

	Year Ended December 31, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,182	$481	$2,663	$29,103	$31,766
Crushing	664	—	664	9,655	10,319
Refined Products and Other	1,792	—	1,792	6,014	7,806
Total Ag Services and Oilseeds	4,638	481	5,119	44,772	49,891
Carbohydrate Solutions
Starches and Sweeteners	4,901	—	4,901	1,795	6,696
Bioproducts	3,583	—	3,583	—	3,583
Total Carbohydrate Solutions	8,484	—	8,484	1,795	10,279
Nutrition
Wild Flavors and Specialty Ingredients	2,571	—	2,571	—	2,571
Animal Nutrition	1,219	—	1,219	—	1,219
Total Nutrition	3,790	—	3,790	—	3,790

Other	381	—	381	—	381
Total Revenues	$17,293	$481	$17,774	$46,567	$64,341

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

Note 2.     Revenues (Continued)

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

Note 3.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition and were not significant for the year ended December 31, 2019. Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses.

Fiscal year 2019 acquisitions

During the year ended December 31, 2019, the Company acquired Neovia SAS (“Neovia”), Florida Chemical Company (“FCC”), The Ziegler Group (“Ziegler”), and the remaining 50% interest in Gleadell Agriculture Ltd (“Gleadell”), for an aggregate consideration of $2.0 billion in cash. The aggregate consideration of these acquisitions, net of $95 million in cash acquired, plus the $15 million acquisition-date value of the Company’s previously held equity interest in Gleadell, were allocated as follows, subject to final adjustments related to Neovia:

(In millions)	Neovia	FCC	Ziegler	Gleadell	Total
Working capital	$108	$31	$18	$(6)	$151
Property, plant, and equipment	384	17	3	13	417
Goodwill	773	94	23	10	900
Other intangible assets	669	29	35	—	733
Other long-term assets	83	—	—	9	92
Long-term liabilities	(325)	(1)	(10)	(11)	(347)
Aggregate cash consideration, net of cash acquired, plus acquisition-date fair value of previously held equity interest	$1,692	$170	$69	$15	$1,946

Of the $900 million allocated to goodwill, $94 million is expected to be deductible for tax purposes.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions (Continued)

The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Neovia	FCC	Ziegler	Total
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$194	$—	$—	$194

Intangible assets with finite lives:
Trademarks/brands	5	to	15	12	—	4	16
Customer lists	10	to	20	304	15	5	324
Other intellectual property	6	to	10	159	14	26	199
Total other intangible assets acquired				$669	$29	$35	$733

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018.

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$3,227	$1,477	$4,704
Unrealized derivative gains:
Commodity contracts	—	277	201	478
Foreign exchange contracts	—	138	—	138
Interest rate contracts	—	3	—	3
Cash equivalents	505	—	—	505
Marketable securities	5	—	—	5
Segregated investments	628	—	—	628
Deferred consideration	—	446	—	446
Total Assets	$1,138	$4,091	$1,678	$6,907
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$375	$199	$574
Foreign exchange contracts	—	125	—	125
Interest rate contracts	—	43	—	43
Inventory-related payables	—	702	27	729
Total Liabilities	$—	$1,245	$226	$1,471

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

Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis.  Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  The basis adjustments are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or over the counter (OTC) markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  Market valuations for the Company's forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract.  The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 19).  This amount is reflected in other current assets on the consolidated balance sheet (see Note 6).  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Receipt of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018.

	Level 3 Fair Value Assets Measurements at December 31, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2018	$1,515	$155	$1,670
Total increase (decrease) in net realized/unrealized gains included in cost of products sold(1)	327	417	744
Purchases	10,833	—	10,833
Sales	(11,167)	—	(11,167)
Settlements	—	(421)	(421)
Transfers into Level 3	108	74	182
Transfers out of Level 3	(139)	(24)	(163)
Ending balance, December 31, 2019	$1,477	$201	$1,678

(1) Includes increase in unrealized gains of $900 million relating to Level 3 assets still held at December 31, 2019.

	Level 3 Fair Value Liabilities Measurements at December 31, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2018	$18	$245	$263
Total increase (decrease) in net realized/unrealized losses included in cost of products sold(1)	(1)	398	397
Purchases	48	—	48
Sales	(38)	—	(38)
Settlements	—	(451)	(451)
Transfers into Level 3	—	51	51
Transfers out of Level 3	—	(44)	(44)
Ending balance, December 31, 2019	$27	$199	$226

(1) Includes increase in unrealized losses of $7 million relating to Level 3 liabilities still held at December 31, 2019.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms. In the table below, these other adjustments are referred to as basis. The changes in unobservable price components are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2019 and 2018.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2019 is a weighted average 28.2% of the total price for assets and 14.7% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2019		December 31, 2018
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	28.2%	14.7%	18.5%	125.0%
Transportation cost	24.7%	—%	25.9%	39.4%
Commodity Derivative Contracts
Basis	16.0%	20.2%	21.6%	19.1%
Transportation cost	9.7%	3.1%	29.5%	35.1%

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

Note 5.     Derivative Instruments & Hedging Activities

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Derivatives, including exchange traded contracts and physical purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$125	$120	$175	$152
Commodity Contracts	478	574	461	589
Total	$603	$694	$636	$741

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2019, 2018, and 2017.

		Cost of	Other expense (income) - net
		products
(In millions)	Revenues	sold
For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	$7

Pre-tax gains (losses) on:
Foreign Currency Contracts	$9	$32	$(21)
Commodity Contracts	—	24	—
Total gain (loss) recognized in earnings	$9	$56	$(21)	$44

For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	$101

Pre-tax gains (losses) on:
Foreign Currency Contracts	$5	$(139)	$(177)
Commodity Contracts	—	258	—
Total gain (loss) recognized in earnings	$5	$119	$(177)	$(53)

For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828	$57,310	$(10)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(10)	$58	$214
Commodity Contracts	—	375	—
Total gain (loss) recognized in earnings	$(10)	$433	$214	$637

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of December 31, 2019 and certain derivatives designated as cash flow and fair value hedges as of December 31, 2018.

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The terms of the interest rate swaps match the terms of the underlying debt. At December 31, 2019 and 2018, the Company had $3 million in other current assets and $4 million in other current liabilities, respectively, representing the fair value of the interest rate swaps and a corresponding increase or decrease in the underlying debt for the same amount with no net impact to earnings.
The Company uses cross-currency swaps designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. During the year ended December 31, 2019, the Company executed USD-fixed to Euro-fixed cross-currency swaps maturing on various dates with an aggregate notional amount of $1.2 billion. As of December 31, 2019, the Company had after-tax gains of $6 million in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The Company uses interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in other (income) expense - net over the period in which the related interest payments are paid to the banks. At December 31, 2019, the Company had $43 million of losses in AOCI related to these interest rate swaps. The Company expects to recognize this amount in its consolidated statement of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  Assuming normal market conditions, the changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains/losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of December 31, 2019 and 2018, the Company had $5 million of after-tax losses and $31 million of after-tax gains in AOCI, respectively, related to gains and losses from cash flow hedge transactions.  The Company expects to recognize $5 million of the 2019 after-tax losses in its consolidated statement of earnings during the next 12 months.

ADM uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 19% and 60% of its monthly anticipated grind.  At December 31, 2019, the Company had designated hedges representing between 4% to 38% of its anticipated monthly grind of corn for the next 12 months.

ADM, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 0 million and 108 million gallons of ethanol sales per month under these programs.  At December 31, 2019, the Company had designated hedges representing between 1 million to 28 million gallons of ethanol sales per month over the next 12 months.

ADM uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 79% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$13	$5	$—	$—
Interest Rate Contracts	3	43	—	20
Total	$16	$48	$—	$20

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2019, 2018, and 2017.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	$402	$7

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Contracts	$—	$—	$1	$(46)
Commodity Contracts	(44)	(11)	—	—
Total gain (loss) recognized in earnings	$(44)	$(11)	$1	$(46)	$(100)

For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	364	$101

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Rate Contracts	$—	$—	$1	$—
Commodity Contracts	36	(113)	—	—
Total gain (loss) recognized in earnings	$36	$(113)	$1	$—	$(76)

For the Year Ended December 31, 2017
Consolidated Statement of Earnings	$60,828	$57,310	$330	$(10)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$—	$—	$(2)
Interest Rate Contracts	—	—	1	—
Commodity Contracts	(1)	(45)	—	—
Total gain (loss) recognized in earnings	$(1)	$(45)	$1	$(2)	$(47)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)

Other Net Investment Hedging Strategies

The Company has designated €1.7 billion of its outstanding long-term debt and commercial paper borrowings and €1.1 billion of its outstanding long-term debt at December 31, 2019 and 2018, respectively, as hedges of its net investment in a foreign subsidiary. As of December 31, 2019 and 2018, the Company had after-tax gains of $7 million and losses of $26 million, respectively, in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2019	December 31, 2018
	(In millions)
Unrealized gains on derivative contracts	$619	$636
Deferred receivables consideration	446	379
Customer omnibus receivable	1,014	450
Financing receivables - net (1)	395	424
Insurance premiums receivable	41	35
Prepaid expenses	318	184
Biodiesel tax credit	541	—
Tax receivables	579	379
Non-trade receivables (2)	369	323
Other current assets	278	229
	$4,600	$3,039

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million at December 31, 2019 and 2018. Interest earned on financing receivables of $27 million, $26 million, and $25 million for the years ended December 31, 2019, 2018, and 2017, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $81 million and $84 million of reinsurance recoverables as of December 31, 2019 and 2018, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2019	December 31, 2018
	(In millions)
Unrealized losses on derivative contracts	$742	$761
Accrued compensation	300	337
Income tax payable	72	—
Other taxes payable	120	98
Biodiesel tax credit payable	332	—
Insurance claims payable	284	277
Contract liability	604	501
Operating leases - current maturities	215	—
Other accruals and payables	1,088	939
	$3,757	$2,913

Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which ADM has the ability to exercise significant influence, including the Company’s 24.8% and 24.9% share ownership in Wilmar as of December 31, 2019 and 2018, respectively.  The Company had 63 and 56 unconsolidated domestic and foreign affiliates as of December 31, 2019 and 2018, respectively.  The following table summarizes the combined balance sheets as of December 31, 2019 and 2018, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2019, 2018, and 2017.

	December 31
(In millions)	2019	2018
Current assets	$26,695	$30,732
Non-current assets	22,627	21,841
Current liabilities	(23,580)	(26,592)
Non-current liabilities	(5,913)	(6,205)
Noncontrolling interests	(1,066)	(677)
Net assets	$18,763	$19,099

	Year Ended December 31
(In millions)	2019	2018	2017
Revenues	$50,596	$53,143	$55,908
Gross profit	5,334	5,118	4,687
Net income	1,455	1,881	1,800

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2019 is $2.3 billion.  The Company's investment in Wilmar has a carrying value of $3.9 billion as of December 31, 2019, and a market value of $4.8 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2019.

The Company provides credit facilities totaling $106 million to five unconsolidated affiliates.  Two facilities that bear interest between 0.00% and 4.41% have a total outstanding balance of $31 million. The other three facilities have no outstanding balance as of December 31, 2019.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2019	December 31, 2018
	(In millions)
Ag Services and Oilseeds	$206	$185
Carbohydrate Solutions	261	265
Nutrition	2,914	2,042
Other	4	4
Total	$3,385	$2,496

The changes in goodwill during the year ended December 31, 2019 primarily related to acquisitions of $900 million (see Note 3).

The following table sets forth the other intangible assets:

				December 31, 2019			December 31, 2018
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$440	$—	$440	$248	$—	$248
Other				1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	5	to	20	35	(13)	22	28	(10)	18
Customer lists	3	to	30	1,194	(310)	884	876	(228)	648
Computer software	2	to	8	425	(305)	120	411	(272)	139
Land rights	2	to	50	168	(30)	138	173	(25)	148
Other intellectual property	4	to	20	238	(56)	182	60	(35)	25
Recipes and other	3	to	20	538	(234)	304	525	(207)	318
Total				$3,039	$(948)	$2,091	$2,322	$(777)	$1,545

The changes in the gross carrying amounts of other intangible assets during the year ended December 31, 2019 primarily related to acquisitions of $733 million (see Note 3).
Aggregate amortization expense was $165 million, $129 million, and $122 million for the years ended December 31, 2019, 2018, and 2017, respectively. The estimated future aggregate amortization expense for the next five years is $180 million, $180 million, $178 million, $168 million, and $161 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

The Company’s long-term debt consisted of the following:

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2019	December 31, 2018
			(In millions)
2.5% Notes	$1 billion	2026	$994	$993

1% Notes	€650 million	2025	723	736

1.75% Notes	€600 million	2023	669	682

4.5% Notes	$600 million	2049	587	587

4.479% Debentures	$516 million	2021	500	493

3.75% Notes	$500 million	2047	493	493

5.375% Debentures	$470 million	2035	461	461

3.375% Notes	$400 million	2022	398	398

4.016% Debentures	$570 million	2043	389	386

4.535% Debentures	$528 million	2042	384	382

5.935% Debentures	$383 million	2032	379	378

5.765% Debentures	$378 million	2041	378	378

7% Debentures	$164 million	2031	163	163

6.625% Debentures	$160 million	2029	159	159

6.95% Debentures	$159 million	2097	155	155

7.5% Debentures	$150 million	2027	150	149

6.45% Debentures	$127 million	2038	126	126

6.75% Debentures	$118 million	2027	117	117

Floating Rate	€500 million	2019	—	572

Other			454	472
Total long-term debt including current maturities			7,679	8,280
Current maturities			(7)	(582)
Total long-term debt			$7,672	$7,698

In June 2019, the Company retired €500 million aggregate principal amount of Floating Rate Notes that matured on June 24, 2019.

On December 3, 2018, the Company issued $600 million and $400 million aggregate principal amounts of 4.5% Notes due in 2049 and 3.375% Notes due in 2022, respectively. Net proceeds before expenses for the 4.5% and 3.375% Notes were $588 million and $399 million, respectively.

On September 12, 2018, the Company issued €650 million ($744 million as of December 31, 2018) aggregate principal amount of 1.000% Notes due in 2025. Net proceeds before expenses were $747 million.

Discount amortization expense, net of premium amortization, of $12 million, $10 million, and $11 million for the years ended December 31, 2019, 2018, and 2017, respectively, are included in interest expense related to the Company’s long-term debt.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)

At December 31, 2019, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2019, are $7 million, $672 million, $409 million, $678 million, and $48 million, respectively.

At December 31, 2019, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $9.0 billion, of which $6.4 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2019 and 2018, were 1.23% and 7.95%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.0 billion of commercial paper outstanding at December 31, 2019.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2019.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2019 and 2018, totaling $1.4 billion and $1.7 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.9 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2019, the Company utilized $1.4 billion of its facility under the Programs (see Note 19 for more information on the Programs).

Note 11.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2009 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

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

	Year Ended December 31
	2019	2018	2017
Dividend yield	3%	3%	3%
Risk-free interest rate	2%	2%	2%
Stock volatility	22%	23%	25%
Average expected life (years)	6	6	6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of option activity during 2019 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2018	9,061	$34.33
Granted	1	41.57
Exercised	(987)	27.43
Forfeited or expired	(27)	28.82
Shares under option at December 31, 2019	8,048	$35.20

Exercisable at December 31, 2019	6,769	$34.88

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2019, is 4 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019, is $78 million and $68 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2019, 2018, and 2017, were $7.88, $6.95, and $7.90, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2019, 2018, and 2017, were $15 million, $36 million, and $11 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2019, 2018, and 2017, were $27 million, $55 million, and $27 million, respectively.

At December 31, 2019, there was $3 million of total unrecognized compensation expense related to option grants.  Amounts to be recognized as compensation expense during the next two years are $2 million and $1 million, respectively.

The Company’s 2009 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2009 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years.  The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and total shareholder return (TSR).  During the years ended December 31, 2019, 2018, and 2017, 2.6 million, 2.5 million, and 2.2 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2019, there were 5.2 million shares available for future grants pursuant to the 2009 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is based on the weighted-average values of adjusted ROIC, adjusted EBITDA, and TSR. The adjusted ROIC and adjusted EBITDA fair value is determined based on the market value of the Company's shares on the grant date while the TSR fair value is determined using the Monte Carlo simulation. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2019, 2018, and 2017 were $42.11, $42.72, and $44.38, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)

A summary of Restricted Stock Awards and PSUs activity during 2019 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2018	6,125	$40.82
Granted	2,569	42.11
Vested	(1,622)	33.32
Forfeited	(350)	43.10
Non-vested at December 31, 2019	6,722	$42.97

At December 31, 2019, there was $102 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $71 million, $28 million, and $3 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2019 was $54 million.

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

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2019, 2018, and 2017 was $89 million, $109 million, and $66 million, respectively. Changes in incentive compensation expense are primarily caused by the level of attainment of the PSU performance criteria described above.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2019	2018	2017

(Gains) loss on sales of assets and businesses	$39	$(43)	$(80)
Pension settlement	—	117	—
Loss on debt extinguishment	—	—	11
Other – net	(32)	27	59
	$7	$101	$(10)

Individually significant items included in the table above are:

Gains (loss) on sales of assets for the year ended December 31, 2019 included a loss on sale of the Company's equity investment in CIP partially offset by gains on the sale of certain assets, step-up gains on equity investments, and gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets and businesses for the year ended December 31, 2018 included gains on the sale of the Company's oilseeds operations in Bolivia and an equity investment, and individually insignificant assets in the ordinary course of business. Gains on sales of assets and businesses for the year ended December 31, 2017 included gains related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

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

Other - net for the year ended December 31, 2019 included other income and the non-service components of net pension benefit income of $15 million, partially offset by foreign exchange losses. Other - net for the year ended December 31, 2018 included foreign exchange losses partially offset by other income and the non-service components of net benefit income of $10 million. Other - net for the year ended December 31, 2017 included provisions for contingent losses related to certain legal settlement items in the Oilseeds and Nutrition segments, foreign exchange losses, and the non-service components of net benefit cost of $27 million, partially offset by other income.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2019	2018	2017

United States	$756	$972	$1,104
Foreign	832	1,088	505
	$1,588	$2,060	$1,609

Significant components of income taxes are as follows:

(In millions)	Year Ended December 31
	2019	2018		2017
Current
Federal	$37	$96	[1]	$541	[1]
State	11	25		53
Foreign	181	171		127
Deferred
Federal	47	(55)		(645)	[1]
State	1	(16)		(6)
Foreign	(68)	24		(63)
	$209	$245		$7

1 Includes the impact of the Tax Cuts and Jobs Act as discussed on page 85.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2019	December 31, 2018
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$1,012	$944
Intangibles	286	130
Right of use assets	220	—
Equity in earnings of affiliates	72	70
Inventory reserves	32	—
Debt exchange	80	81
Reserves and other accruals	20	25
Other	109	83
	$1,831	$1,333
Deferred tax assets
Pension and postretirement benefits	$155	$122
Lease liabilities	225	—
Stock compensation	62	55
Foreign tax loss carryforwards	411	313
Capital loss carryforwards	62	55
State tax attributes	74	74
Unrealized foreign currency losses	—	48
Reserves and other accruals	—	18
Other	147	56
Gross deferred tax assets	1,136	741
Valuation allowances	(325)	(289)
Net deferred tax assets	$811	$452

Net deferred tax liabilities	$1,020	$881

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$174	$186
Noncurrent liabilities	(969)	(929)
Noncurrent liabilities (foreign)	(225)	(138)
	$(1,020)	$(881)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2019	2018	2017

Statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	0.6	0.3	1.7
Foreign earnings taxed at rates other than the U.S. statutory rate	(2.2)	(1.5)	(4.7)
Foreign currency effects/remeasurement	0.7	(1.9)	(0.7)
Income tax adjustment to filed returns	0.2	(1.9)	(3.0)
Tax benefit on U.S. biodiesel credits	(7.5)	(2.3)	—
Tax benefit on U.S. railroad credits	(3.6)	—	—
Tax benefit on U.S. qualified production activity deduction	—	—	(2.2)
Tax on global intangible low-taxed income	1.4	1.0	—
Tax benefit on foreign derived intangible income deduction	—	(1.0)	—
Valuation allowances	1.3	—	0.3
U.S. tax reform impacts	0.4	(1.1)	(23.9)
Other	0.9	(0.7)	(2.1)
Effective income tax rate	13.2%	11.9%	0.4%

The low 2019 effective tax rate was primarily due to the impact of U.S. tax credits, including the 2018 and 2019 biodiesel tax credit and the railroad maintenance tax credit, signed into law in December 2019. The effective tax rate for 2018 included the 2017 biodiesel tax credit recorded in the first quarter of 2018 and the additional true-up adjustments related to the 2017 U.S. tax reform, along with certain favorable discrete tax items.
The foreign rate differential was primarily due to lower tax rates from the Company's operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and were generated from these jurisdictions, were 61%, 56%, and 59% of its foreign earnings before taxes in fiscal years 2019, 2018, and 2017, respectively.
Undistributed earnings of the Company’s foreign subsidiaries were approximately $11.6 billion at December 31, 2019. Because the Company’s undistributed foreign subsidiaries earnings continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax, the U.S. tax on undistributed Subpart F, and the minimum tax on Global Intangible Low Taxed Income (GILTI), have been provided. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed foreign subsidiaries earnings not subject to the transition tax in these entities.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time transition tax on previously deferred foreign earnings), broadening the tax base, and allowing for immediate capital expensing of certain qualified property. As a result, the Company made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax, and recognized a net provisional benefit of $379 million, which is included as a component of income tax expense in the year ended December 31, 2017. The net provisional benefit consisted of a net tax benefit of $528 million related to the remeasurement of deferred tax balance and a beneficial impact of $220 million on reserves previously established under ASC Subtopic 740-30, Income Taxes - Other Considerations or Special Areas, partially offset by the $369 million provisional impact of the transition tax. The Company performed a quarterly review of the provisional tax liability recorded in 2017 as new guidance on the Act was issued. The Company updated its calculation of the transition tax and recorded an immaterial expense in 2019 and a benefit of $29 million in 2018. The Company has elected to pay the one-time transition tax over eight years. As of December 31, 2019, the Company's remaining transition tax liability was $183 million, which will be paid in installments through 2025.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Act also contains new provisions related to GILTI and Foreign Derived Intangible Income (FDII) which are effective for fiscal year 2018. The Company incurred additional U.S. taxable income of $105 million and $101 million related to GILTI and deducted $1 million and $101 million related to FDII in fiscal years 2019 and 2018, respectively. The Company made an accounting policy election to treat GILTI as a period cost. During 2018, U.S. tax authorities issued proposed Treasury Regulations addressing some of the tax reform items that were effective in 2018. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company's net income or cash flow.
The Company had $411 million and $313 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2019 and 2018, respectively.  As of December 31, 2019, approximately $312 million of these assets have no expiration date, and the remaining $99 million expire at various times through fiscal 2028.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $193 million and $166 million against these tax assets at December 31, 2019 and 2018, respectively, due to the uncertainty of their realization.

The Company had $62 million and $55 million of tax assets related to foreign and domestic capital loss carryforwards at December 31, 2019 and 2018, respectively.  The Company has recorded a valuation allowance of $62 million and $55 million against these tax assets at December 31, 2019 and 2018, respectively.

The Company had $74 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2019 and 2018, which will expire at various times through fiscal 2038. Due to the uncertainty of realization, the Company recorded a valuation allowance of $70 million and $68 million related to state income tax assets net of federal tax benefit as of December 31, 2019 and 2018, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2016, 2017, 2018, and 2019.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2019 and 2018 as follows:

	Unrecognized Tax Benefits
	December 31, 2019	December 31, 2018
	(In millions)
Beginning balance	$107	$56
Additions related to current year’s tax positions	8	3
Additions related to prior years’ tax positions	—	46
Additions related to acquisitions	32	7
Reductions related to prior years’ tax positions	(14)	—
Reductions related to lapse of statute of limitations	(2)	(2)
Settlements with tax authorities	(1)	(3)
Ending balance	$130	$107

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2019 and 2018, the Company had accrued interest and penalties on unrecognized tax benefits of $26 million and $24 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $130 million on the tax expense for that period.

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (ADM do Brasil), has received three separate tax assessments from the Brazilian Federal Revenue Service (BFRS) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $104 million in tax and $307 million in interest and penalties as of December 31, 2019 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008-2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

ADM do Brasil filed an administrative appeal for each of the assessments. In January 2020, the second-level administrative appeal panel found in favor of ADM do Brasil and cancelled the assessments. While it is unclear if the BFRS will appeal, the Company intends to vigorously defend its position against any appeal which could be made to the administrative panel or to a superior tax chamber.  The Company expects to know if the ruling will be appealed during the first half of 2020. Based upon the view of external counsel, it is unlikely that the BFRS will be successful in appealing the matter. While the Company believes its consolidated financial statements properly reflect the tax deductibility of these hedging losses, the ultimate resolution of this matter could result in the future recognition of additional payments of, and expense for, income tax and the associated interest and penalties.

The Company’s subsidiaries in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of December 31, 2019, these assessments totaled $14 million in tax and up to $53 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011, considering that the statute of limitation for tax years 2012 and 2013 has expired. However, it cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2014, and estimates that these potential assessments could be approximately $43 million in tax and up to $22 million in interest (adjusted for variation in currency exchange rates as of December 31, 2019).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2011.

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

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of December 31, 2019, this assessment was $91 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. As of December 31, 2019, an agreement has not been reached and the Company is awaiting additional guidance from the court, which could include assigning the matter to a third party expert to establish a valuation. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of the gain recognized on the reorganization for tax purposes was appropriate. The Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Note 14.     Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2019.

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

Year Ended
December 31, 2019
(In millions)
Lease cost:
Operating lease cost	$275
Short-term lease cost	99
Total lease cost	$374

Other information:
Operating lease liability principal payments	$209
Right-of-use assets obtained in exchange for new operating lease liabilities	$302

December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	7
Weighted average discount rate - operating leases	4.6%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases (Continued)

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities as of December 31, 2019.

Undiscounted
Cash Flows
(In millions)
2020	$251
2021	216
2022	187
2023	143
2024	88
Thereafter	292
Total	1,177

Less interest (1)	(181)
Lease liability	$996

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.
As of December 31, 2019, the Company had $971 million of right-of-use assets included in Other assets, $215 million of current lease liabilities included in Accrued expenses and other payables, and $781 million of non-current lease liabilities included in Other long-term liabilities in its consolidated balance sheet.

Below is a tabular disclosure of the future minimum lease payments for non-cancellable operating leases, including time charters of ocean going vessels, with initial or remaining terms in excess of one year as of December 31, 2018:

Minimum
Lease Payments
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

In April 2019, the Company announced an enhanced early retirement for some eligible employees in the U.S. and Canada. As a result, the Company recognized a pension remeasurement charge of $48 million in the second quarter of 2019. Employees electing to retire early were also given the option to receive their benefit in the form of a lump sum payment which resulted in a pension settlement charge of $51 million during the second half of the year.

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

In 2017, the Company also changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefit costs for its plans. The new method uses the spot rate yield curve approach to estimate the service and interest costs. Previously, those costs were determined using a single weighted-average discount rate applied to all future cash outflows. The change does not affect the measurement of the Company’s benefit obligations and was accounted for as a change in accounting estimate in accordance with the guidance of ASC Topic 250, Accounting Estimates and Error Corrections, thereby impacting the current and future periods. The impact of this change on after-tax earnings and diluted earnings per share for the year ended December 31, 2017 was immaterial.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company's stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 8 million shares of Company common stock at December 31, 2019, with a market value of $384 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2019 were $12 million.

The following table sets forth the components of retirement plan expense for the years ended December 31, 2019, 2018, and 2017:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2019	2018	2017	2019	2018	2017
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$58	$66	$78	$2	$2	$2
Interest cost	82	93	106	5	5	6
Expected return on plan assets	(115)	(146)	(145)	—	—	—
Settlement charges	96	117	—	3	—	—
Curtailments	—	(1)	—	—	—	—
Amortization of actuarial loss	26	55	65	4	3	4
Amortization of prior service cost (credit)	(19)	(19)	(7)	(15)	(15)	(13)
Net periodic defined benefit plan expense	128	165	97	(1)	(5)	(1)
Defined contribution plans	58	50	57	—	—	—
Total retirement plan expense	$186	$215	$154	$(1)	$(5)	$(1)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	December 31 2019	December 31 2018	December 31 2019	December 31 2018
	(In millions)		(In millions)
Benefit obligation, beginning	$2,323	$3,109	$144	$154
Service cost	58	66	2	2
Interest cost	82	93	5	5
Actuarial loss (gain)	363	(278)	24	(4)
Employee contributions	2	2	—	—
Curtailments	—	(1)	—	—
Acquisitions	26	—	3	—
Settlements	35	(528)	3	—
Benefits paid	(249)	(99)	(14)	(13)
Plan amendments	(2)	2	—	—
Foreign currency effects	12	(43)	—	—
Benefit obligation, ending	$2,650	$2,323	$167	$144

Fair value of plan assets, beginning	$1,736	$2,448	$—	$—
Actual return on plan assets	348	(122)	—	—
Employer contributions	166	66	14	13
Employee contributions	2	2	—	—
Settlements	(10)	(528)	—	—
Business combinations	7	—	—	—
Benefits paid	(249)	(99)	(14)	(13)
Foreign currency effects	18	(31)	—	—
Fair value of plan assets, ending	$2,018	$1,736	$—	$—

Funded status	$(632)	$(587)	$(167)	$(144)

Prepaid benefit cost	$38	$53	$—	$—
Accrued benefit liability – current	(18)	(17)	(16)	(13)
Accrued benefit liability – long-term	(652)	(623)	(151)	(131)
Net amount recognized in the balance sheet	$(632)	$(587)	$(167)	$(144)

Included in AOCI for pension benefits at December 31, 2019, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $133 million and unrecognized actuarial loss of $572 million. The prior service credit and actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2020 is $20 million and $37 million, respectively.

Included in AOCI for postretirement benefits at December 31, 2019, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $15 million and unrecognized actuarial loss of $47 million.  Prior service credit of $14 million and actuarial loss of $5 million included in AOCI are expected to be recognized in net periodic benefit cost during 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2019	December 31 2018	December 31 2019	December 31 2018
Discount rate	3.9%	3.4%	4.3%	3.7%
Expected return on plan assets	6.5%	6.8%	N/A	N/A
Rate of compensation increase	4.9%	4.7%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2019	December 31 2018	December 31 2019	December 31 2018
Discount rate	2.9%	3.9%	3.2%	4.3%
Rate of compensation increase	4.9%	4.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.3 billion, $2.2 billion, and $1.6 billion, respectively as of December 31, 2019, and $2.0 billion, $1.9 billion, and $1.4 billion, respectively, as of December 31, 2018.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.2 billion, $2.1 billion, and $1.5 billion, respectively, as of December 31, 2019 and $1.9 billion, $1.8 billion, and $1.3 billion, respectively, as of December 31, 2018.  The accumulated benefit obligation for all pension plans as of December 31, 2019 and 2018, was $2.6 billion and $2.2 billion, respectively.

For postretirement benefit measurement purposes, a 6.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2019.  The rate was assumed to decrease gradually to 4.5% by 2026 and remain at that level thereafter.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2019 and 2018.

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$187	$—	$—	$187
Mutual funds	575	—	—	575
Corporate bonds	—	249	—	249
U.S. Treasury instruments	322	—	—	322
U.S. government agency, state and local government bonds	—	4	—	4
Other	—	9	—	9
Total assets	$1,084	$262	$—	$1,346

Common collective trust funds at NAV
U.S. equity				391
International equity				281
Total assets at fair value				$2,018

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$152	$—	$—	$152
Mutual funds	540	—	—	540
Corporate bonds	—	406	—	406
U.S. Treasury instruments	112	—	—	112
U.S. government agency, state and local government bonds	—	31	—	31
Other	—	7	—	7
Total assets	$804	$444	$—	$1,248

Common collective trust funds at NAV
U.S. equity				351
International equity				137
Total assets at fair value				$1,736

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2019(1)(2)	December 31 2018(2)
Equity securities	53%	48%
Debt securities	36%	40%
Other	11%	12%
Total	100%	100%

(1)
The Company’s U.S. pension plans contain approximately 73% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt .  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 35% equity securities, 24% debt securities, and 41% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)	The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2019 and 2018 measurement dates.

Investment objectives for the Company’s plan assets are to:

•	Optimize the long-term return on plan assets at an acceptable level of risk.

•	Maintain a broad diversification across asset classes and among investment managers.

•	Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $27 million to the pension plans and $16 million to the postretirement benefit plan during 2020.  The Company may elect to make additional discretionary contributions during this period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2020	$96	$16
2021	83	15
2022	88	14
2023	93	13
2024	101	13
2025-2029	579	51

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2019 and 2018, the Company had approximately 158.8 million shares and 157.1 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.4 billion and $5.3 billion at December 31, 2019 and 2018, respectively, is recorded at cost as a reduction of common stock.

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2019 and 2018:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2017	$(1,353)	$17	$(321)	$20	$(1,637)
Other comprehensive income before reclassifications	(580)	(19)	124	(2)	(477)
Amounts reclassified from AOCI	(1)	76	32	(2)	105
Tax effect	(28)	(13)	(55)	(1)	(97)
Net of tax amount	(609)	44	101	(5)	(469)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)
Other comprehensive income before reclassifications	(185)	(191)	(89)	14	(451)
Amounts reclassified from AOCI	7	100	(9)	(1)	97
Tax effect	(12)	18	50	(1)	55
Net of tax amount	(190)	(73)	(48)	12	(299)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)

The change in foreign currency translation adjustment in 2019 is primarily due to the U.S. dollar appreciation, impacting the Euro-denominated equities of the Company's foreign subsidiaries while the change in 2018 is primarily due to the US. dollar appreciation, impacting the Euro and British Pound-denominated equities of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2019	2018	2017	earnings
	(In millions)
Foreign currency translation adjustment
	$7	$(1)	$—	Other income/expense
	—	—	—	Tax
	$7	$(1)	$—	Net of tax

Deferred loss (gain) on hedging activities
	$11	$113	$45	Cost of products sold
	46	(36)	2	Other income/expense
	(1)	(1)	(1)	Interest expense
	44	—	1	Revenues
	100	76	47	Total before tax
	(13)	(18)	(18)	Tax on reclassifications
	$87	$58	$29	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(26)	$(33)	$(57)	Other (income) expense - net
Actuarial losses	17	65	112	Other (income) expense - net
	(9)	32	55	Total before tax
	18	(8)	(29)	Tax on reclassifications
	$9	$24	$26	Net of tax
Unrealized loss (gain) on investments
	$(1)	$(2)	$(1)	Other income/expense
	—	—	—	Tax on reclassifications
	$(1)	$(2)	$(1)	Net of tax

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

Prior period results have been reclassified to conform to the current period segment presentation.

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. This segment also includes the Company's share of the results of its equity investment in Wilmar and its share of the results of its Pacificor, Stratas Foods LLC, Edible Beans Oils Limited, Olenex, and SoyVen joint ventures. In February 2019, the Company purchased the remaining 50% interest owned by InVivo Group in the Gleadell Agriculture Ltd. joint venture located in the United Kingdom.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks for its bioproducts operations. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use as ethanol or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., Red Star Yeast Company, LLC, and Aston Foods and Food Ingredients.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

The Nutrition segment serves customer needs for food, beverages, health and wellness, and more. The segment engages in the manufacturing, sale, and distribution of a wide array of products from nature including plant-based proteins, natural flavor ingredients, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products including probiotics, prebiotics, enzymes, and botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In 2019, ADM completed the acquisitions of Neovia, a French-based global provider of value-added animal nutrition solutions, with 72 production facilities and a presence in 25 countries; FCC, one of the world’s largest producers of citrus oils and ingredients; and Ziegler, a leading European provider of natural citrus flavor ingredients.

Other includes the Company’s financial business units related to futures commission and insurance activities. On May 1, 2017, the Company completed the sale of its crop risk services business to Validus Holdings, a global group of insurance and reinsurance companies.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in CIP, which was sold in December 2019.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

Segment Information

	Year Ended
(In millions)	December 31
	2019	2018	2017
Gross revenues
Ag Services and Oilseeds	$54,633	$56,591	$52,217
Carbohydrate Solutions	11,154	11,421	11,314
Nutrition	5,786	3,836	3,562
Other	352	381	387
Intersegment elimination	(7,269)	(7,888)	(6,652)
Total	$64,656	$64,341	$60,828

Intersegment revenues
Ag Services and Oilseeds	$5,892	$6,700	$5,705
Carbohydrate Solutions	1,268	1,142	908
Nutrition	109	46	39
Total	$7,269	$7,888	$6,652

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$31,705	$31,766	$29,124
Crushing	9,479	10,319	9,265
Refined Products and Other	7,557	7,806	8,123
Total Ag Services and Oilseeds	48,741	49,891	46,512

Carbohydrate Solutions
Starches and Sweeteners	6,692	6,696	6,565
Bioproducts	3,194	3,583	3,841
Total Carbohydrate Solutions	9,886	10,279	10,406

Nutrition
Wild Flavors and Specialty Ingredients	2,745	2,571	2,367
Animal Nutrition	2,932	1,219	1,156
Total Nutrition	5,677	3,790	3,523

Other	352	381	387
Total	$64,656	$64,341	$60,828

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2019	2018	2017
Depreciation
Ag Services and Oilseeds	$361	$372	$370
Carbohydrate Solutions	320	328	322
Nutrition	113	80	75
Other	6	6	6
Corporate	27	26	29
Total	$827	$812	$802

Long-lived asset abandonments and write-downs(1)
Ag Services and Oilseeds	$130	$40	$17
Carbohydrate Solutions	1	—	63
Nutrition	—	11	21
Corporate	—	49	—
Total	$131	$100	$101

Interest income
Ag Services and Oilseeds	$51	$45	$39
Carbohydrate Solutions	—	1	1
Nutrition	1	2	2
Other	125	100	57
Corporate	15	14	7
Total	$192	$162	$106

Equity in earnings of affiliates
Ag Services and Oilseeds	$378	$421	$391
Carbohydrate Solutions	60	62	78
Nutrition	17	17	14
Corporate	(1)	18	(27)
Total	$454	$518	$456

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2019	2018	2017
Segment Operating Profit
Ag Services and Oilseeds	$1,935	$2,020	$1,229
Carbohydrate Solutions	644	945	1,078
Nutrition	418	339	312
Other	85	58	51
Specified Items:
Gains on sales of assets and businesses(1)	12	13	22
Impairment, restructuring, exit, and settlement charges(2)	(146)	(102)	(160)
Hedge timing effects(3)	—	—	4
Total segment operating profit	2,948	3,273	2,536
Corporate	(1,360)	(1,213)	(927)
Earnings before income taxes	$1,588	$2,060	$1,609

(1) The gains in 2019 consisted of a gain on the sale of certain assets and a step-up gain on an equity investment.The gains in 2018 related to the sale of businesses and assets. The gains in 2017 related to the sale of the crop risk services business and disposals of other individually insignificant assets in the ordinary course of business, partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business.

(2) The charges in 2019 primarily related to the impairment of certain long-lived assets.The charges in 2018 consisted of impairment of certain assets, restructuring, and settlement charges. The charges in 2017 consisted of asset impairments related to the closure of a facility and the reconfiguration of the Company’s Peoria, Illinois ethanol complex, settlement charges, and several individually insignificant asset impairments and restructuring charges.

(3) Hedge timing effects relate to hedge ineffectiveness associated with documented hedge programs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2019	2018
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,662	$4,549
Carbohydrate Solutions	363	375
Nutrition	98	63
Corporate	9	330
Total	$5,132	$5,317

Identifiable assets
Ag Services and Oilseeds	$21,927	$20,656
Carbohydrate Solutions	6,044	5,895
Nutrition	8,622	7,158
Other	5,661	5,131
Corporate	1,743	1,993
Total	$43,997	$40,833

(In millions)	December 31
	2019	2018
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$271	$316
Carbohydrate Solutions	275	267
Nutrition	166	182
Other	2	3
Corporate	103	77
Total	$817	$845

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

	Year Ended
(In millions)	December 31
	2019	2018	2017
Revenues
United States	$27,509	$28,726	$27,894
Switzerland	13,016	12,911	14,095
Cayman Islands	4,374	5,724	4,189
Brazil	2,381	1,702	1,589
Germany	2,026	2,179	2,090
Other Foreign	15,350	13,099	10,971
	$64,656	$64,341	$60,828

(In millions)	December 31
	2019	2018
Long-lived assets
United States	$6,488	$6,615
Brazil	869	802
Other Foreign	2,749	2,536
	$10,106	$9,953

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2019	2018	2017

Restructuring and exit costs (1)	$161	$29	$72
Impairment charge - equity method investment(2)	—	12	—
Impairment charge - goodwill and other intangible assets (3)	11	9	—
Impairment charge - other long-lived assets (4)	131	121	101
Total asset impairment, exit, and restructuring costs	$303	$171	$173

(1)
Restructuring and exit costs for the year ended December 31, 2019 consisted of restructuring and pension settlement and remeasurement charges of $159 million in Corporate primarily related to early retirement and reorganization initiatives and several individually insignificant restructuring charges presented as specified items within segment operating profit. Restructuring and exit costs for the year ended December 31, 2018 consisted of restructuring charges of $24 million in Corporate primarily related to the reorganization of IT services in Corporate and several individually insignificant restructuring charges presented as specified items within segment operating profit. Restructuring and exit costs for the year ended December 31, 2017 consisted of restructuring charges of $54 million in Corporate primarily related to the reduction of certain positions within the Company's global workforce and several individually insignificant restructuring charges presented as specified items within segment operating profit.

(2)	Impairment charge - equity method investment consisted of an impairment charge on an equity investment presented as a specified item within segment operating profit.

(3)
Impairment charge - goodwill and other intangible assets for the year ended December 31, 2019 consisted of goodwill and other intangible asset impairments in Ag Services and Oilseeds presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2018 consisted of an intangible asset impairment in Ag Services and Oilseeds presented as specified items within segment operating profit.

(4)
Impairment charge - other long-lived assets for the year ended December 31, 2019 consisted of $130 million of asset impairments related to certain facilities, vessels and other long-lived assets in Ag Services and Oilseeds and $1 million of asset impairments related to certain long-lived assets in Carbohydrate Solutions presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2018 consisted of $61 million of asset impairments related to a long-term receivable and certain long-lived assets in Ag Services and Oilseeds and $11 million of asset impairments related to certain long-lived assets in Nutrition presented as specified items within segment operating profit and a $49 million charge related to a discontinued software project in Corporate. Impairment charge - other long-lived assets for the year ended December 31, 2017 consisted of $63 million of asset impairments primarily related to the configuration of the Company's Peoria, Illinois ethanol complex, $20 million of asset impairments related to the closure of a facility, and several individually insignificant asset charges presented as specified items within segment operating profit.

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

The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At December 31, 2019 and 2018, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2019 and 2018, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.9 billion.  In exchange for the transfer as of December 31, 2019 and 2018, the Company received cash of $1.4 billion and $1.5 billion and recorded a receivable for deferred consideration included in other current assets of $446 million and $379 million, respectively.  Cash collections from customers on receivables sold were $33.8 billion, $34.8 billion, and $33.5 billion for the years ended December 31, 2019, 2018, and 2017, respectively.  Of this amount, $13.1 billion, $14.8 billion, and $12.5 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the years ended December 31, 2019, 2018, and 2017, respectively. Deferred consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

The Company’s risk of loss following the transfer of accounts receivable under the Programs is limited to the deferred consideration outstanding.  The Company carries the deferred consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Receipt of deferred consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Transfers of receivables under the Programs during the years ended December 31, 2019, 2018, and 2017 resulted in an expense for the loss on sale of $18 million, $18 million, and $10 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

The Company has been a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (“Syngenta”) marketing and distribution of genetically modified corn products in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. In December 2017, the Company and Syngenta reached a confidential settlement of this action. Second, Syngenta brought third-party claims against the Company in 2015 in a federal multidistrict litigation (“MDL”) in Kansas City, Kansas, consolidated state court litigation in Minneapolis, Minnesota, and other courts, seeking contribution in the event Syngenta is held liable in class actions by farmers and other parties. In the December 2017 settlement, Syngenta agreed to dismiss all of these third-party claims against the Company. Third, farmers and other parties have sued the Company and other grain companies in numerous individual and purported class action suits in Illinois state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. All of these claims were dismissed, subject to appeal, in several orders entered on August 17, 2016 by the federal court in Minneapolis on January 4, 2017 by the federal court in the Southern District of Illinois, and on August 18, 2017 by a state court in Illinois. Subsequently in 2019, a number of additional plaintiffs filed substantially similar claims against the Company and other grain companies in the same Illinois state court. The Company has filed a motion to apply the court's prior dismissal order to these additional complaints, which motion the court has indicated it will grant upon submission of a proposed order from the parties. Thus, pending the anticipated application of the prior dismissal order to the additional Illinois state court complaints and subject to appeals, the Company will not be a defendant in any remaining actions. The Company denies liability in all of the actions in which it has been named as a defendant or third-party defendant and will vigorously defend itself on appeal in these cases. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. AOT alleges that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions.  The Company filed a motion to dismiss this suit in November 2019, and that motion is awaiting decision by the court. The Company denies liability, and is vigorously defending itself, in this action.  As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings, Guarantees, and Commitments (Continued)

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, conspired to fix the price they paid to farmers for raw peanuts.  The Company filed a motion to dismiss this suit in October 2019, and that motion is awaiting decision by the court. The Company denies liability, and is vigorously defending itself, in this action.  As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2019
Revenues	$15,304	$16,297	$16,726	$16,329	$64,656
Gross Profit	928	972	1,078	1,169	4,147
Net Earnings Attributable to Controlling Interests	233	235	407	504	1,379
Basic Earnings Per Common Share	0.41	0.42	0.72	0.90	2.45
Diluted Earnings Per Common Share	0.41	0.42	0.72	0.90	2.44

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2018
Revenues	$15,526	$17,068	$15,800	$15,947	$64,341
Gross Profit	889	1,181	1,058	1,053	4,181
Net Earnings Attributable to Controlling Interests	393	566	536	315	1,810
Basic Earnings Per Common Share	0.70	1.00	0.95	0.56	3.21
Diluted Earnings Per Common Share	0.70	1.00	0.94	0.55	3.19

Net earnings attributable to controlling interest for the first quarter of the year ended December 31, 2019 included after-tax gains of $9 million (equal to $0.02 per share) related to the sale of certain assets and a step-up gain on an equity investment; after-tax charges of $10 million (equal to $0.02 per share) related to the impairment of certain assets and restructuring; after-tax charges of $9 million (equal to $0.02 per share) related to the Neovia acquisition; and a tax expense adjustment of $17 million (equal to $0.03 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interest for the second quarter of the year ended December 31, 2019 included after-tax charges of $105 million (equal to $0.18 per share) related to the impairment of certain assets, restructuring, and pension remeasurement, and a tax benefit adjustment of $19 million (equal to $0.03 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interest for the third quarter of the year ended December 31, 2019 included included after-tax charges of $41 million (equal to $0.08 per share) related to the impairment of certain assets, restructuring, and pension settlement, and a tax benefit adjustment of $5 million (equal to $0.01 per share) related to the U.S. tax reform and certain discrete items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)

Net earnings attributable to controlling interest for the fourth quarter of the year ended December 31, 2019 included an after-tax loss of $133 million (equal to $0.24 per share) related to the sale of an equity investment; after-tax charges of $93 million (equal to $0.16 per share) related to impairment of certain assets, restructuring, and pension settlement; after-tax charges of $2 million (equal to $0.00 per share) related to certain acquisitions; and a tax expense adjustment of $46 million (equal to $0.08 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interests for the first quarter of the year ended December 31, 2018 included after-tax charges of $12 million (equal to $0.02 per share), primarily related to the impairment of an equity investment and several individually insignificant asset impairments and restructuring charges and a $14 million (equal to $0.03 per share) provisional tax benefit adjustment related to the enactment of the Act.

Net earnings attributable to controlling interests for the second quarter of the year ended December 31, 2018 included after-tax charges of $16 million (equal to $0.03 per share), primarily related to the impairment of a long-term financing receivable and several individually insignificant restructuring charges and a $7 million (equal to $0.01 per share) provisional tax expense adjustment related to the enactment of the Act and certain discrete items.

Net earnings attributable to controlling interests for the third quarter of the year ended December 31, 2018 included after-tax gains of $20 million (equal to $0.04 per share) related to the sale of a business and an equity investment and a $3 million (equal to $0.01 per share) provisional tax expense adjustment related to the enactment of the Act.

Net earnings attributable to controlling interests for the fourth quarter of the year ended December 31, 2018 included after-tax losses of $7 million (equal to $0.02 per share), primarily related to the sale of an asset and a business; after-tax charges of $196 million (equal to 0.35 per share), consisting of a non-cash pension settlement charge related to the transfer of future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan, a charge related to a discontinued software project in Corporate, asset impairments related to certain long-lived assets, restructuring charges primarily related to the reorganization of IT services in Corporate, and other settlement charges; after-tax charges of $9 million (equal to $0.01 per share) related to acquisition expenses and net losses on foreign currency derivative contracts to economically hedge certain acquisitions; and a $29 million (equal to $0.05 per share) provisional tax benefit adjustment related to the enactment of the Act and certain discrete items.

Note 22.     Subsequent Events

On January 7, 2020, the Company announced that it acquired Yerbalatina Phytoactives, a natural plant-based extracts and ingredients manufacturer.

In January 2020, the second-level administrative appeal panel found in favor of ADM do Brasil and cancelled the assessments from the BFRS. While it is unclear if the BFRS will appeal, the Company intends to vigorously defend its position against any appeal which could be made to the administrative panel or to a superior tax chamber.  The Company expects to know if the ruling will be appealed during the first half of 2020. Based upon the view of external counsel, it is unlikely that the BFRS will be successful in appealing the matter (see Note 13 for more information).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Basis Adjustments - Inventories Carried at Market and Forward Commodity Contracts

Description of the matter
As explained in Notes 1 and 4 to the financial statements, the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Market valuations for inventories or fair values for forward commodity purchase and sales contracts are adjusted for location and quality differences (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The stated fair values as of December 31, 2019 for inventories, commodity contracts in an asset position, and commodity contracts in a liability position were $4,704 million, $478 million and $574 million, respectively.

Auditing the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts is complex due to the judgment involved in determining market prices, specifically related to determining the estimated basis adjustment. The basis adjustment is impacted by specific local supply and demand characteristics at each facility and the overall market.  Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the basis adjustment.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts. Our tests included controls over the estimation process supporting the basis adjustments.
To test the estimated fair values of inventories carried at market and forward commodity purchase and sale contracts, our audit procedures included, among others, evaluating (i) the Company's selection of the principal market, (ii) the inputs for the basis adjustments, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments. For example, we evaluated management’s methodology for determining the basis adjustment such as assessing the principal market identified and sources utilized by management to support the basis adjustment. Specifically, we compared the basis adjustments used by management to broker quotes, trade publications, and/or recent trade prices, including recently executed transactions. Further, we investigated, to the extent necessary, basis adjustments that were inconsistent with third party, available information. Finally, we evaluated the adequacy of the Company’s financial statement disclosures related to the estimated fair value of inventories carried at market and forward commodity purchase and sale contracts.

Valuation of Acquired Intangible Assets of Neovia S.A.S. (Neovia)

Description of the matter
On February 1, 2019, the Company completed its acquisition of Neovia for net consideration of $1,692 million, as disclosed in Note 3 to the financial statements. The consideration transferred was allocated to the various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual of the consideration allocated to goodwill.
Auditing the Company's accounting for its acquisition of Neovia was complex due to the significant judgments, estimates and assumptions made by management with respect to intangible assets. Intangible assets related to Neovia were approximately $669 million at December 31, 2019, which principally consisted of trademarks/brands, customer lists, and other intellectual property and were determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, customer attrition rates and royalty rates).

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included controls over the estimation process supporting the recognition and measurement of the intangible assets. We also tested management’s review of assumptions used in the valuation models.
To test the estimated fair values of the intangible assets, we performed audit procedures that included, among others, evaluating (i) the Company's selection of the valuation methodology, (ii) the methods and significant assumptions used by the Company, and (iii) the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to historical data and other comparable market data.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1930.

Saint Louis, Missouri
February 18, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Neovia SAS (Neovia), which is included in the 2019 consolidated financial statements of the Company and constituted approximately 5.3% and 4.3% of total and net assets, respectively, as of December 31, 2019 and 2.8% and 0.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Neovia.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 18, 2020, expressed an unqualified opinion thereon.

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
February 18, 2020

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company's management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

Management’s assessment of the effectiveness of the Company's internal control over financial reporting did not include the internal controls of Neovia, which was acquired in the first quarter of 2019. In accordance with the SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Neovia is included in the Company's consolidated financial statements and constituted 5.3% and 4.3% of total and net assets, respectively, as of December 31, 2019, and 2.8% and 0.1% of revenues and net earnings, respectively, for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes, and Skills; Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” and “Report of the Audit Committee,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2020 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Global Chief Compliance Officer since January 2014.	46

Camille Batiste	President, Global Supply Chain since January 2020. President, Nutrition Optimization since June 2019. Vice President, Global Procurement from March 2017 to June 2019. Vice President, Sourcing Operations & Compliance at Honeywell Aerospace from March 2015 to March 2017. Senior Director, Indirect Sourcing at Honeywell Aerospace from May 2013 to March 2015.	48

Veronica L. Braker	Senior Vice President, Global Operations since April 2019. Executive Champion of Global Safety since January 2020. Vice President of Operations - Performance Materials at BASF from April 2017 to March 2019. Head of Operations for North America - Performance Materials at BASF from January 2014 to April 2017.	52

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015. President, Corn Sweeteners and Starches from December 2012 to February 2015.	46

Michael D’Ambrose	Senior Vice President, Human Resources since October 2006.	62

Pierre-Christophe Duprat	President, Animal Nutrition since August 2018. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia since November 2015. Director, International Business Development - Corn from February 2014 to November 2015.	52

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013.	60

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018. Senior Vice President and Chief Information Officer, Global Business Services at Dow Corning from June 2010 to June 2016.	57

Leticia Goncalves	President, Global Specialty Ingredients since January 2020. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	45

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	67

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017. Managing Director, Agricultural Services International from June 2014 to February 2016.	51

Patricia L. Logan	Chief Audit Executive since August 2014.	60

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	58

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	Senior Vice President of the Company since March 2015. Chief Financial Officer, Nutrition since January 2020. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017. Senior Vice President, Strategy from March 2015 to December 2015. Group Vice President, Finance from January 2012 to March 2015.	53

Vincent F. Macciocchi	Senior Vice President of the Company and President, Nutrition business unit since May 2015. Chief Sales and Marketing Officer since January 2020. Global President, WILD Flavors from October 2014 until May 2015.	54

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019. President, WILD Flavors and Specialty Ingredients business unit from October 2014 to May 2015.	48

Ian Pinner	Senior Vice President of the Company since January 2020. Chief Strategy and Innovation Officer and President, Health and Wellness since January 2020. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017. President, Global Cocoa from June 2014 to December 2015.	47

Ismael Roig	Senior Vice President of the Company since December 2015. President, ADM Europe, Middle East, and Africa (EMEA) since August 2018. Chief Strategy Officer from December 2015 to August 2018. Chief Sustainability Officer since May 2015. Vice President of the Company from December 2004 until December 2015. President, Asia Pacific from August 2011 to December 2015.	52

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014.	52

Joseph D. Taets	Senior Vice President of the Company since August 2011. Executive Champion for Quality and Food Safety since January 2020. President, Global Business Readiness since March 2018. President, Agricultural business unit from August 2011 to March 2018. President, ADM Europe, Middle East, and Africa (EMEA) from August 2013 to June 2016.	54

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017.	55

Todd Werpy	Senior Vice President and Chief Science Officer since January 2020. Senior Vice President and Chief Technology Officer from March 2015 to January 2020.	57

Ray G. Young	Executive Vice President of the Company since March 2015. Senior Vice President of the Company from November 2010 to March 2015. Chief Financial Officer since December 2010.	58

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal Year 2019,” “Outstanding Equity Awards at Fiscal Year 2019 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2019,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements,” “CEO Pay Ratio,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2020, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2019” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2020, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2020, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 7, 2020, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions (1)	Other (2)	Year Balance
Allowance for doubtful accounts
December 31, 2017	$72	3	(6)	4	$73
December 31, 2018	$73	44	(26)	(7)	$84
December 31, 2019	$84	26	(19)	19	$110

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3)	(i) Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3.ii to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(4)	Instruments defining the rights of security holders, including:

(i)	Description of Securities of Registrant

(ii)
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

(iii)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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

(iv)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

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

Date: February 18, 2020

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ D. E. Felsinger	/s/ D. C. Findlay
J. R. Luciano*,	D. E. Felsinger*,	D. C. Findlay
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ S. F. Harrison
S. F. Harrison*,
/s/ R. G. Young	Director
R. G. Young
Executive Vice President and	/s/ P. J. Moore
Chief Financial Officer	P. J. Moore*,
(Principal Financial Officer)	Director

/s/ J. P. Stott	/s/ F. J. Sanchez
J. P. Stott	F. J. Sanchez*,
Group Vice President, Finance and	Director
Corporate Controller
(Principal Accounting Officer)	/s/ D. A. Sandler
D. A. Sandler*,
/s/ M.S. Burke	Director
M. S. Burke*,
Director	/s/ L. Z. Schlitz
L. Z. Schlitz*,
/s/ T. K. Crews	Director
T. K. Crews*,
Director	/s/ K. R. Westbrook
K. R. Westbrook*,
/s/ P. Dufour	Director
P. Dufour*,
Director

*Powers of Attorney authorizing R. G. Young, J. P. Stott, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.