Form 10-Q
period 2020-03-31
Archer-Daniels-Midland Co
filed 2020-05-01
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Common Stock, no par value – 555,496,210 shares
(April 30, 2020)

SAFE HARBOR STATEMENT

This Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)

Revenues	$14,970	$15,304
Cost of products sold	14,019	14,376
Gross Profit	951	928

Selling, general, and administrative expenses	664	659
Asset impairment, exit, and restructuring costs	41	11
Interest expense	83	101
Equity in (earnings) losses of unconsolidated affiliates	(140)	(101)
Interest income	(40)	(49)
Other (income) expense – net	(32)	(8)
Earnings Before Income Taxes	375	315

Income tax (benefit) expense	(16)	81
Net Earnings Including Noncontrolling Interests	391	234

Less: Net earnings attributable to noncontrolling interests	—	1

Net Earnings Attributable to Controlling Interests	$391	$233

Average number of shares outstanding – basic	563	565

Average number of shares outstanding – diluted	564	566

Basic earnings per common share	$0.69	$0.41

Diluted earnings per common share	$0.69	$0.41

Dividends per common share	$0.36	$0.35

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)

Net earnings including noncontrolling interests	$391	$234
Other comprehensive income (loss):
Foreign currency translation adjustment	(241)	(79)
Tax effect	(42)	(10)
Net of tax amount	(283)	(89)

Pension and other postretirement benefit liabilities adjustment	4	7
Tax effect	(12)	13
Net of tax amount	(8)	20

Deferred gain (loss) on hedging activities	(82)	(77)
Tax effect	14	12
Net of tax amount	(68)	(65)

Unrealized gain (loss) on investments	6	(2)
Tax effect	(2)	—
Net of tax amount	4	(2)
Other comprehensive income (loss)	(355)	(136)
Comprehensive income (loss) including noncontrolling interests	36	98

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	1

Comprehensive income (loss) attributable to controlling interests	$32	$97

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,734	$852
Segregated cash and investments	5,098	4,458
Trade receivables	2,437	2,267
Inventories	8,830	9,170
Other current assets	5,047	4,600
Total Current Assets	26,146	21,347

Investments and Other Assets
Investments in and advances to affiliates	5,143	5,132
Goodwill and other intangible assets	5,194	5,476
Other assets	2,029	1,936
Total Investments and Other Assets	12,366	12,544

Property, Plant, and Equipment
Land and land improvements	585	592
Buildings	5,339	5,381
Machinery and equipment	18,934	19,005
Construction in progress	951	1,021
	25,809	25,999
Accumulated depreciation	(15,926)	(15,893)
Net Property, Plant, and Equipment	9,883	10,106
Total Assets	$48,395	$43,997

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$3,382	$1,202
Trade payables	3,440	3,746
Payables to brokerage customers	5,778	5,022
Accrued expenses and other payables	4,209	3,757
Current maturities of long-term debt	508	7
Total Current Liabilities	17,317	13,734

Long-Term Liabilities
Long-term debt	8,613	7,672
Deferred income taxes	1,347	1,194
Other	2,071	2,114
Total Long-Term Liabilities	12,031	10,980

Temporary Equity - Redeemable noncontrolling interest	71	58

Shareholders’ Equity
Common stock	2,690	2,655
Reinvested earnings	19,026	18,958
Accumulated other comprehensive income (loss)	(2,764)	(2,405)
Noncontrolling interests	24	17
Total Shareholders’ Equity	18,976	19,225
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$48,395	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2020	2019
Operating Activities
Net earnings including noncontrolling interests	$391	$234
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	245	245
Asset impairment charges	44	9
Deferred income taxes	64	39
Equity in earnings of affiliates, net of dividends	(115)	(4)
Stock compensation expense	51	43
Deferred cash flow hedges	(82)	(77)
Gains on sales of assets and businesses	—	(15)
Other – net	241	(8)
Changes in operating assets and liabilities
Segregated investments	17	28
Trade receivables	(251)	34
Inventories	182	166
Deferred consideration in securitized receivables	(2,045)	(1,778)
Other current assets	(436)	(495)
Trade payables	(260)	(260)
Payables to brokerage customers	811	(27)
Accrued expenses and other payables	488	(169)
Total Operating Activities	(655)	(2,035)

Investing Activities
Purchases of property, plant, and equipment	(194)	(198)
Proceeds from sales of business and assets	7	18
Net assets of businesses acquired	(8)	(1,876)
Proceeds from sales of marketable securities	5	50
Investments in and advances to affiliates	(3)	(9)
Investments in retained interest in securitized receivables	(1,271)	(1,313)
Proceeds from retained interest in securitized receivables	3,316	3,091
Other – net	1	(34)
Total Investing Activities	1,853	(271)

Financing Activities
Long-term debt borrowings	1,481	—
Long-term debt payments	(1)	(4)
Net borrowings (payments) under lines of credit agreements	2,188	1,309
Share repurchases	(112)	—
Cash dividends	(203)	(198)
Other – net	(11)	(42)
Total Financing Activities	3,342	1,065

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	4,540	(1,241)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	2,990	3,843
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$7,530	$2,602

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$4,734	$926
Restricted cash and restricted cash equivalents included in segregated cash and investments	2,796	1,676
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,530	$2,602

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$2,105	$1,831

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 2)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			391		—
Other comprehensive income (loss)				(359)	4
Total comprehensive income						36
Dividends paid - $0.36 per share			(203)			(203)
Share repurchases	(3)		(112)			(112)
Stock compensation expense	1	51				51
Other		(16)	—		3	(13)
Balance, March 31, 2020	555	$2,690	$19,026	$(2,764)	$24	$18,976

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			233		1
Other comprehensive income (loss)				(136)	—
Total comprehensive income						98
Dividends paid - $0.35 per share			(198)			(198)
Stock compensation expense	1	43				43
Other	—	(19)	(9)	—	(1)	(29)
Balance, March 31, 2019	560	$2,584	$18,553	$(2,242)	$15	$18,910

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Effective January 1, 2020, the Company started reporting its newly created dry mill ethanol subsidiary, Vantage Corn Processors (VCP), as a sub-segment within the Carbohydrate Solutions segment. VCP replaces the Bioproducts sub-segment which included the combined results of the Company’s corn dry and wet mill ethanol operations. The wet mill ethanol operations that were previously reported in Bioproducts are now included in the Starches and Sweeteners sub-segment. In addition to dry mill ethanol production, VCP will sell/broker ADM’s wet mill ethanol production as the sole marketer of ethanol produced at the Company’s facilities. The change does not have an impact on the total results of the Carbohydrate Solutions segment.

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

Prior period information in Notes 4 and 14 has been reclassified to conform to the current period segment presentation.

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $112 million and $110 million at March 31, 2020 and December 31, 2019, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Portions of this allowance are recorded in trade receivables, other current assets, and other assets. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Effective January 1, 2020, the Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (Topic 326), and developed a new methodology for estimating uncollectible accounts. Under this methodology, receivables are pooled according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures.

The Company recorded bad debt expense in selling, general, and administrative expenses of $11 million in the three months ended March 31, 2020. There was no bad debt expense recorded in the three months ended March 31, 2019.

Inventory Valuation

Effective January 1, 2020, the Company changed the method of accounting for certain of its agricultural commodity inventories from the last-in, first-out (LIFO) method to market value in the Ag Services and Oilseeds segment. As of December 31, 2019, inventories accounted for using LIFO at the lower of cost or net realizable value represented approximately 10% of consolidated inventories. The Company believes market value is preferable because it: (i) conforms to the inventory valuation methodology used for the majority of ADM’s agricultural commodity inventories; (ii) enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on the Company’s balance sheet; and (iii) provides better comparability with the Company’s peers.

The Company concluded that the accounting change does not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the three months ended March 31, 2020 with no impact to the statement of cash flows. The Company does not expect the change to have a material impact on its results for the year ending December 31, 2020.

If the Company had not made the accounting change, the effect of LIFO valuation on ADM’s operating results would have been a reduction in cost of products sold of $44 million ($33 million after tax, equal to $0.06 per diluted share) in the three months ended March 31, 2020 with no impact to the statement of cash flows.

Note 2.	New Accounting Standards

Effective January 1, 2020, the Company adopted the amended guidance of Topic 326, which is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance replaces the prior “incurred loss” approach with an “expected loss” model and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company was required to adopt the amended guidance on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company evaluated its current methodology of estimating allowance for doubtful accounts and the risk profile of its receivable portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. The Company finalized its assessment of the impact of the amended guidance and recorded a $8 million cumulative effect adjustment to retained earnings at January 1, 2020. For more information about the Company’s receivables, see Note 1.

Effective January 1, 2020, the Company adopted the amended guidance of ASC Topic 820, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The adoption of this amended guidance did not impact the Company’s financial results.

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

Effective January 1, 2021, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify other areas of Topic 740. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the amended guidance on the consolidated financial statements but does not expect the adoption of the amendments to have a significant impact on its financial results.

Through December 31, 2022, the Company has the option to adopt the amended guidance of ASC Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company plans to adopt the expedients and exceptions provided by the amended guidance before the December 31, 2022 expiry date but has not yet completed its assessment of the impact on the consolidated financial statements.

Note 4.	Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (“Topic 606”) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $117 million and $115 million for the three months ended March 31, 2020 and 2019, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610-20”).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $512 million and $604 million as of March 31, 2020 and December 31, 2019, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues for the three months ended March 31, 2020 and 2019 were $282 million and $166 million, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$851	$117	$968	$5,958	$6,926
Crushing	180	—	180	2,133	2,313
Refined Products and Other	518	—	518	1,322	1,840
Total Ag Services and Oilseeds	1,549	117	1,666	9,413	11,079
Carbohydrate Solutions
Starches and Sweeteners	1,240	—	1,240	410	1,650
Vantage Corn Processors	666	—	666	—	666
Total Carbohydrate Solutions	1,906	—	1,906	410	2,316
Nutrition
Human Nutrition	719	—	719	—	719
Animal Nutrition	752	—	752	—	752
Total Nutrition	1,471	—	1,471	—	1,471

Other Business	104	—	104	—	104
Total Revenues	$5,030	$117	$5,147	$9,823	$14,970

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended March 31, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$592	$115	$707	$6,670	$7,377
Crushing	171	—	171	2,178	2,349
Refined Products and Other	512	—	512	1,300	1,812
Total Ag Services and Oilseeds	1,275	115	1,390	10,148	11,538
Carbohydrate Solutions
Starches and Sweeteners	1,175	—	1,175	423	1,598
Vantage Corn Processors	805	—	805	—	805
Total Carbohydrate Solutions	1,980	—	1,980	423	2,403
Nutrition
Human Nutrition	674	—	674	—	674
Animal Nutrition	608	—	608	—	608
Total Nutrition	1,282	—	1,282	—	1,282

Other Business	81	—	81	—	81
Total Revenues	$4,618	$115	$4,733	$10,571	$15,304

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

Other Business

Other Business includes the Company’s futures commission business whose primary sources of revenue are commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed. Other also includes the Company’s captive insurance business which generates third party revenue through its proportionate share of premiums from third-party reinsurance pools. Reinsurance premiums are recognized on a straight-line basis over the period underlying the policy.

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,642	$1,938	$5,580
Unrealized derivative gains:
Commodity contracts	—	482	391	873
Foreign currency contracts	—	439	—	439
Interest rate contracts	—	14	—	14
Cash equivalents	3,381	—	—	3,381
Marketable securities	2	—	—	2
Segregated investments	765	—	—	765
Deferred receivables consideration	—	496	—	496
Total Assets	$4,148	$5,073	$2,329	$11,550

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$480	$309	$789
Foreign currency contracts	—	624	—	624
Interest rate contracts	—	56	—	56
Inventory-related payables	—	1,151	20	1,171
Total Liabilities	$—	$2,311	$329	$2,640

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,227	$1,477	$4,704
Unrealized derivative gains:
Commodity contracts	—	277	201	478
Foreign currency contracts	—	138	—	138
Interest rate contracts	—	3	—	3
Cash equivalents	505	—	—	505
Marketable securities	5	—	—	5
Segregated investments	628	—	—	628
Deferred receivables consideration	—	446	—	446
Total Assets	$1,138	$4,091	$1,678	$6,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$375	$199	$574
Foreign currency contracts	—	125	—	125
Interest rate contracts	—	43	—	43
Inventory-related payables	—	702	27	729
Total Liabilities	$—	$1,245	$226	$1,471

Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using the inputs from broker or dealer quotations or market transactions in either the listed or over the counter (OTC) markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statement of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  Market valuations for the Company’s forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statement of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statement of earnings as a component of revenues, cost of products sold, or other (income) expense - net, depending upon the purpose of the contract. The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The Company has deferred consideration under its accounts receivable securitization programs (the “Programs”) which represents notes receivable from the purchasers under the Programs (see Note 16 for more information). This amount is reflected in other current assets on the consolidated balance sheet (see Note 7 for more information). The Company carries the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020.

	Level 3 Fair Value Asset Measurements at
	March 31, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2019	$1,477	$201	$1,678
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	187	217	404
Purchases	3,407	—	3,407
Sales	(3,510)	—	(3,510)
Settlements	—	(45)	(45)
Transfers into Level 3	441	21	462
Transfers out of Level 3	(64)	(3)	(67)
Ending balance, March 31, 2020	$1,938	$391	$2,329

* Includes increase in unrealized gains of $381 million relating to Level 3 assets still held at March 31, 2020.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020.

	Level 3 Fair Value Liability Measurements at
	March 31, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2019	$27	$199	$226
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	3	205	208
Purchases	6	—	6
Sales	(16)	—	(16)
Settlements	—	(122)	(122)
Transfers into Level 3	—	36	36
Transfers out of Level 3	—	(9)	(9)
Ending balance, March 31, 2020	$20	$309	$329

* Includes increase in unrealized losses of $210 million relating to Level 3 liabilities still held at March 31, 2020.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2020 and December 31, 2019. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2020 is a weighted average 14.9% of the total price for assets and 11.5% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2020		December 31, 2019
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	14.9%	11.5%	28.2%	14.7%
Transportation cost	14.2%	—%	24.7%	—%

Commodity Derivative Contracts
Basis	16.0%	21.1%	16.0%	20.2%
Transportation cost	11.9%	8.1%	9.7%	3.1%

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

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and physical purchase or sale contracts, and inventories of certain merchandisable agricultural product inventories, which include amounts acquired under deferred pricing contracts, are stated at market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$340	$624	$125	$120
Commodity Contracts	873	789	478	574
Total	$1,213	$1,413	$603	$694

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2020 and 2019.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended March 31, 2020
Consolidated Statement of Earnings	$14,970	$14,019	$(32)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$35	$(585)	$124
Commodity Contracts	—	622	55
Total gain (loss) recognized in earnings	$35	$37	$179	$251

Three Months Ended March 31, 2019
Consolidated Statement of Earnings	$15,304	$14,376	$(8)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$8	$—	$(30)
Commodity Contracts	—	120	—
Total gain (loss) recognized in earnings	$8	$120	$(30)	$98

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

As of March 31, 2020 and December 31, 2019, the Company had certain derivatives designated as cash flow, fair value, and net investment hedges.

For derivative instruments that are designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item are recognized in the consolidated statement of earnings during the period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The terms of the interest rate swaps match the terms of the underlying debt. At March 31, 2020 and December 31, 2019, the Company had $8 million and $3 million in other current assets, respectively, representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings.

For derivatives instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.2 billion as of March 31, 2020 and December 31, 2019 and foreign exchange forwards with an aggregate notional amount of $282 million as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had after-tax gains of $75 million and $6 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

The Company uses interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in other (income) expense - net over the period in which the related interest payments are paid to the banks.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. During the quarter ended March 31, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

As of March 31, 2020 and December 31, 2019, the Company had after-tax losses of $50 million and $43 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statement of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of March 31, 2020 and December 31, 2019, the Company had after-tax losses of $50 million and $5 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $50 million of the March 31, 2020 after-tax losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants currently grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 20% and 60% of its monthly anticipated grind.  At March 31, 2020, the Company had designated hedges representing between 1% and 28% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 million and 91 million gallons of ethanol sales per month under these programs.  At March 31, 2020, the Company had designated hedges representing 1 million gallons of ethanol sales per month over the next 3 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 79% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2020, the Company had designated hedges representing between 1% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$99	$—	$13	$5
Interest Rate Contracts	14	56	3	43
Total	$113	$56	$16	$48

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2020 and 2019.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended March 31, 2020
Consolidated Statement of Earnings	$14,970	$14,019	$83	$(32)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	5	(24)	—	—
Interest Contracts	—	—	—	(25)
Total gain (loss) recognized in earnings	$5	$(24)	$—	$(25)	$(44)

Three Months Ended March 31, 2019
Consolidated Statement of Earnings	$15,304	$14,376	$101	$(8)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(13)	$5	$—	$—
Total gain (loss) recognized in earnings	$(13)	$5	$—	$—	$(8)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

Other Net Investment Hedging Strategies

The Company has designated €1.4 billion and €1.7 billion of its outstanding long-term debt and commercial paper borrowings at March 31, 2020 and December 31, 2019, respectively, as hedges of its net investment in a foreign subsidiary. As of March 31, 2020 and December 31, 2019, the Company had after-tax gains of $55 million and $7 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2020	2019
	(In millions)
Unrealized gains on derivative contracts	$1,326	$619
Deferred receivables consideration	496	446
Customer omnibus receivable	997	1,014
Financing receivables - net (1)	458	395
Insurance premiums receivable	21	41
Prepaid expenses	302	318
Biodiesel tax credit	75	541
Tax receivables	576	579
Non-trade receivables (2)	401	369
Other current assets	395	278
	$5,047	$4,600

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $5 million and $3 million at March 31, 2020 and December 31, 2019, respectively. Interest earned on financing receivables of $8 million for the three months ended March 31, 2020 and 2019, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $78 million and $81 million of reinsurance recoverables as of March 31, 2020 and December 31, 2019, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2020	2019
	(In millions)
Unrealized losses on derivative contracts	$1,469	$742
Accrued compensation	238	300
Income tax payable	122	72
Other taxes payable	117	120
Biodiesel tax credit payable	329	332
Insurance claims payable	299	284
Contract liability	512	604
Current maturities - operating leases	218	215
Other accruals and payables	905	1,088
	$4,209	$3,757

Note 9.	Debt and Financing Arrangements

On March 27, 2020, the Company issued $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively. Net proceeds before expenses for the 2.75% and 3.25% Notes were $492 million and $988 million, respectively.

At March 31, 2020, the fair value of the Company’s long-term debt exceeded the carrying value by $1.6 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2020, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $10.7 billion, of which $5.9 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $2.2 billion of commercial paper outstanding at March 31, 2020.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.9 billion in funding resulting from the sale of accounts receivable, of which $0.5 billion was unused as of March 31, 2020 (see Note 16 for more information about the Programs).

Note 10.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 was a benefit of 4.3% compared to an expense of 25.7% for the three months ended March 31, 2019. The change in the rate was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad credits recognized in the quarter ended March 31, 2020, which are now reflected in the 2020 projected effective tax rate. The prior quarter rate also included unfavorable discrete tax items primarily related to U.S. tax reform transition tax adjustments.

In March 2020, the Coronavirus Aid Relief and  Economic Security Act (CARES Act) was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

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

The Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), has received three separate tax assessments from the Brazilian Federal Revenue Service (“BFRS”) challenging the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. These assessments totaled approximately $81 million in tax and $239 million in interest and penalties as of March 31, 2020 (adjusted for variation in currency exchange rates). The statute of limitations for tax years 2005 and 2008-2011 has expired. The Company does not expect to receive any additional tax assessments with respect to this issue.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of March 31, 2020, these assessments totaled $13 million in tax and $51 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $40 million in tax and $23 million in interest (adjusted for variation in currency exchange rates as of March 31, 2020).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Income Taxes (Continued)

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2020, this assessment was $89 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. As of March 31, 2020, no agreement was reached. On April 23, 2020, the court issued an unfavorable ruling and directed the parties to explore the possibility of settling, noting that any unresolved valuation questions may be assigned to a third party expert to establish a valuation. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of March 31, 2020, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Note 11.    Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at March 31, 2020.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.
The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In millions)
Lease cost:
Operating lease cost	$72	$73
Short-term lease cost	29	23
Total lease cost	$101	$96

Other information:
Operating lease liability principal payments	$70	$40
Right-of-use assets obtained in exchange for new operating lease liabilities	$25	$61

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term - operating leases (in years)	7	7
Weighted average discount rate - operating leases	4.5%	4.6%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Leases (Continued)

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Undiscounted
Cash Flows
(In millions)
Remainder of 2020	$195
2021	230
2022	199
2023	154
2024	96
2025	55
Thereafter	233
Total	1,162

Less interest (1)	(175)
Lease liability	$987

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.
As of March 31, 2020 and December 31, 2019, the Company had right-of-use assets included in Other assets of $965 million and $971 million, respectively, current lease liabilities included in Accrued expenses and other payables of $218 million and $215 million, respectively, and non-current lease liabilities included in Other long-term liabilities of $769 million and $781 million, respectively, in its consolidated balance sheets.

Note 12.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2020 and the reclassifications out of AOCI for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)
Other comprehensive income (loss) before reclassifications	(245)	(126)	4	6	(361)
Amounts reclassified from AOCI	—	44	—	—	44
Tax effect	(42)	14	(12)	(2)	(42)
Net of tax amount	(287)	(68)	(8)	4	(359)
Balance at March 31, 2020	$(2,439)	$(80)	$(276)	$31	$(2,764)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the consolidated statement of earnings
Details about AOCI components	2020	2019
	(In millions)
Deferred loss (gain) on hedging activities
	$(5)	$13	Revenues
	24	(5)	Cost of products sold
	25	—	Other (income) expense-net
	44	8	Total before tax
	(5)	(2)	Tax
	$39	$6	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(8)	$(4)	Other (income) expense-net
Actuarial losses	8	1	Other (income) expense-net
	—	(3)	Total before tax
	(11)	14	Tax
	$(11)	$11	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)

Gains on sales of assets	$—	$(15)
Other – net	(32)	7
Other (Income) Expense - Net	$(32)	$(8)

Gains on sales of assets in the three months ended March 31, 2019 included gains on the sale of certain assets and step-up gains on equity investments.

Other - net in the three months ended March 31, 2020 included foreign exchange gains, the non-service components of net pension benefit income of $13 million, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business. Other - net in the three months ended March 31, 2019 included foreign exchange losses, partially offset by the non-service components of net pension benefit income of $2 million and other income.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Segment Information

As discussed in Note 1, prior period results have been reclassified to conform to the current period segment presentation.

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other Business.

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. This segment also includes the Company's share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex, and SoyVen joint ventures.

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

The Nutrition segment serves customer needs for food, beverages, health and wellness, and more. The segment engages in the manufacturing, sale, and distribution of a wide array of products from nature including plant-based proteins, natural flavor ingredients, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products including probiotics, prebiotics, enzymes, and botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The Nutrition segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In January 2020, ADM acquired Yerbalatina, a natural plant-based extracts and ingredients manufacturer.

Other Business includes the Company’s financial business units related to futures commission and insurance activities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the Company’s share of the results of its equity investment in Compagnie Industrialle et Financiere des Produits Amylaces SA (Luxembourg) (CIP), which was sold in December 2019.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Gross revenues
Ag Services and Oilseeds	$12,350	$12,873
Carbohydrate Solutions	2,554	2,576
Nutrition	1,516	1,300
Other Business	104	81
Intersegment elimination	(1,554)	(1,526)
Total gross revenues	$14,970	$15,304

Intersegment sales
Ag Services and Oilseeds	$1,271	$1,335
Carbohydrate Solutions	238	173
Nutrition	45	18
Total intersegment sales	$1,554	$1,526

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$6,926	$7,377
Crushing	2,313	2,349
Refined Products and Other	1,840	1,812
Total Ag Services and Oilseeds	11,079	11,538
Carbohydrate Solutions
Starches and Sweeteners	1,650	1,598
Vantage Corn Processors	666	805
Total Carbohydrate Solutions	2,316	2,403
Nutrition
Human Nutrition	719	674
Animal Nutrition	752	608
Total Nutrition	1,471	1,282

Other Business	104	81
Total revenues from external customers	$14,970	$15,304

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Segment operating profit
Ag Services and Oilseeds	$422	$417
Carbohydrate Solutions	68	96
Nutrition	142	81
Other Business	11	14
Specified Items:
Gains (losses) on sales of assets and businesses(1)	—	12
Asset impairment charges(2)	(44)	(9)
Total segment operating profit	599	611
Corporate	(224)	(296)
Earnings before income taxes	$375	$315

(1) Prior quarter gains consisted of a gain on the sale of certain assets and a step up gain on an equity investment.

(2) Current and prior quarter charges related to the impairment of certain long-lived assets.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs of $41 million in the three months ended March 31, 2020 consisted primarily of impairments related to certain intangible and other long-lived assets presented as specified items within segment operating profit. Asset impairment, exit, and restructuring costs in the three months ended March 31, 2019 consisted of $9 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $2 million of individually insignificant restructuring charges in Corporate.

Note 16.     Sale of Accounts Receivable

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

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables in turn transfers such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) and an additional amount upon the collection of the accounts receivable (deferred consideration). The Second Program terminates on March 12, 2021, unless extended.

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
The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration. At March 31, 2020 and December 31, 2019, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of March 31, 2020 and December 31, 2019, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.9 billion. In exchange for the transfers as of March 31, 2020 and December 31, 2019, the Company received cash of $1.4 billion, and recorded a receivable for deferred consideration included in other current assets of $496 million and $446 million, respectively. Cash collections from customers on receivables sold were $8.5 billion and $8.4 billion for the three months ended March 31, 2020 and 2019, respectively. Of this amount, $3.3 billion and $3.1 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the three months ended March 31, 2020 and 2019, respectively. Deferred receivables consideration is paid to the Company in cash on behalf of the Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the Purchasers daily in new receivable purchases under the Programs.

The Company’s risk of loss following the transfer of accounts receivable under the Programs is limited to the deferred receivables consideration outstanding. The Company carries the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $8 million for the three months ended March 31, 2020 and 2019, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

In accordance with the amended guidance of Topic 230, the Company reflects cash flows related to the deferred receivables consideration of the Programs as investing activities in its consolidated statements of cash flows. All other cash flows are classified as operating activities because the cash received from Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers a portion of the purchased accounts receivable together with an equally proportional interest in all of its right, title and interest in the remaining purchased accounts receivable to each of the Second Purchasers. In exchange, ADM Ireland Receivables receives a cash payment for the accounts receivables transferred.

Note 17.     Subsequent Event

On April 23, 2020, the Company announced that due to the challenging operating environment, it is currently managing ethanol production throughout its U.S. corn processing network to focus on cash flows and to divert corn grind to other products that are in higher demand, such as alcohol for hand sanitizer. As part of this process, ADM is temporarily idling ethanol production at its corn dry mill facilities in Cedar Rapids, Iowa, and Columbus, Nebraska, for a period of four months subject to market conditions. To better align production with current demand, the Company has also reduced the ethanol grind at its corn wet mill plants and rebalanced grind to produce more industrial alcohol for the sanitizer market and industrial starches for the container board market.

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

Effective January 1, 2020, the Company started reporting its newly created dry mill ethanol subsidiary, Vantage Corn Processors (VCP), as a sub-segment within the Carbohydrate Solutions segment. VCP replaces the Bioproducts sub-segment which included the combined results of the Company’s corn dry and wet mill ethanol operations. The wet mill ethanol operations that were previously reported in Bioproducts are now included in the Starches and Sweeteners sub-segment. In addition to dry mill ethanol production, VCP will sell/broker ADM’s wet mill ethanol production as the sole marketer of ethanol produced at the Company’s facilities. The change does not have an impact on the total results of the Carbohydrate Solutions segment.

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

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other Business. Financial information with respect to the Company’s reportable business segments is set forth in Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”.

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness effort. During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. Readiness also supports the execution of the Company’s growth strategies across its five key growth platforms: Taste, Nutrition, Animal Nutrition, Health and Wellness, and Carbohydrates.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2020

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American origination margins were impacted by low export demand while crushing margins were compressed due to slow farmer selling. South American origination volumes benefited from strong farmer selling in Brazil driven by the devaluation of the Real. Demand and margins for refined oils and biodiesel in EMEAI were challenging. In Carbohydrate Solutions, demand and prices for starches and sweeteners remained solid in North America while co-product prices were stable. Ethanol margins were significantly pressured as U.S. industry ethanol production exceeded demand and inventories remained high. In addition, the effects of COVID-19 depressed ethanol demand resulting in record high industry stock levels towards the end of the quarter. Nutrition benefited from growing demand for flavors, flavors systems, minerals, premix, pet food, livestock, plant-based proteins, and probiotics, and saw shifting demand from foodservice to other retail channels.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net earnings attributable to controlling interests increased $158 million to $391 million. Segment operating profit decreased $12 million to $599 million. Included in segment operating profit in the current quarter were asset impairment charges of $44 million. Included in segment operating profit in the prior year quarter was a net gain of $3 million consisting of asset impairment charges, gains on the sale of certain assets, and a step-up gain on an equity investment. Adjusted segment operating profit increased $35 million to $643 million due primarily to higher results in Nutrition and Ag Services, and higher equity earnings from the Wilmar investment, partially offset by lower results in Crushing and Starches and Sweeteners. Corporate results were a net charge of $224 million in the current quarter compared to $296 million in the prior year quarter. Corporate results in the current quarter included a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020, compared to a charge of $1 million in the prior year quarter from changes in agricultural commodity prices on LIFO inventory valuation reserves.

Income tax expense decreased $97 million to a benefit of $16 million due to a lower effective tax rate. The Company’s effective tax rate for the quarter ended March 31, 2020 was a benefit of 4.3% compared to an expense of 25.7% for the quarter ended March 31, 2019. The change in the rate was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad credits recognized in the quarter ended March 31, 2020, which are now reflected in the 2020 projected effective tax rate. The prior quarter rate also included unfavorable discrete tax items primarily related to U.S. tax reform transition tax adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In March 2020, the CARES Act was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2020	2019	Change
Oilseeds	9,163	9,167	(4)
Corn	5,534	5,132	402
Total	14,697	14,299	398

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in corn is primarily related to lower production in the prior year caused by adverse weather conditions and production issues in the Decatur, Illinois corn complex.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$6,926	$7,377	$(451)
Crushing	2,313	2,349	(36)
Refined Products and Other	1,840	1,812	28
Total Ag Services and Oilseeds	11,079	11,538	(459)

Carbohydrate Solutions
Starches and Sweeteners	1,650	1,598	52
Vantage Corn Processors	666	805	(139)
Total Carbohydrate Solutions	2,316	2,403	(87)

Nutrition
Human Nutrition	719	674	45
Animal Nutrition	752	608	144
Total Nutrition	1,471	1,282	189

Other Business	104	81	23
Total	$14,970	$15,304	$(334)

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins because both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes which generally result in an insignificant impact to gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues decreased $0.3 billion to $15.0 billion due to overall lower sales volumes and lower sales prices. Lower sales volumes of soybeans were partially offset by higher sales volumes of wheat and animal nutrition products. The decrease in sales prices was due principally to wheat, flours, sweeteners, and oils. Ag Services and Oilseeds revenues decreased 4% to $11.1 billion due to lower sales volumes ($0.4 billion). Carbohydrate Solutions revenues decreased 4% to $2.3 billion due to lower sales prices ($0.1 billion). Nutrition revenues increased 15% to $1.5 billion due to higher sales volumes ($0.2 billion).

Cost of products sold decreased $0.4 billion to $14.0 billion due to overall lower sales volumes. Included in cost of products sold in the current quarter was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 compared to a charge of $1 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior year quarter. Manufacturing expenses increased $63 million to $1.5 billion due principally to railroad maintenance expenses and the acquisition of Neovia, partially offset by lower energy costs and maintenance expenses.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.1 billion.

Gross profit increased $23 million or 2%, to $1.0 billion. Higher results in Nutrition ($75 million) were offset by lower results in Ag Services and Oilseeds ($62 million) and Carbohydrate Solutions ($36 million). These factors are explained in the segment operating profit discussion on page 37. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 had a positive impact on gross profit of $91 million in the current quarter compared to a negative impact of $1 million in the prior year quarter from changes in agricultural commodity prices on LIFO inventory valuation reserves.

Selling, general, and administrative expenses increased $5 million to $664 million due principally to higher variable performance-related and stock compensation expense accruals and IT expenses, partially offset by lower salaries and wages.

Asset impairment, exit, and restructuring costs increased $30 million to $41 million. Charges in the current quarter consisted primarily of impairments related to certain intangible and other long-lived assets presented as specified items within segment operating profit. Charges in the prior year quarter consisted of $9 million of impairments related to certain long-lived assets presented as specified items within the segment operating profit and $2 million of individually insignificant restructuring charges in Corporate.

Interest expense decreased $18 million to $83 million due principally to lower interest rates and interest savings from cross currency swaps.

Equity in earnings of unconsolidated affiliates increased $39 million to $140 million due to higher earnings from the Company’s investment in Wilmar, partially offset by lower earnings from the Company’s investment in Olenex and the sale of the CIP investment in December 2019.

Other income - net increased $24 million to $32 million. Income in the current quarter included foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business. Income in the prior year quarter included gains on the sale of certain assets, step-up gains on equity investments, the non-service components of net pension benefit income, and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit (Loss)	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$164	$75	$89
Crushing	70	216	(146)
Refined Products and Other	81	72	9
Wilmar	107	54	53
Total Ag Services and Oilseeds	422	417	5

Carbohydrate Solutions
Starches and Sweeteners	99	135	(36)
Vantage Corn Processors	(31)	(39)	8
Total Carbohydrate Solutions	68	96	(28)

Nutrition
Human Nutrition	113	88	25
Animal Nutrition	29	(7)	36
Total Nutrition	142	81	61

Other Business	11	14	(3)

Specified Items:
Gains (losses) on sales of assets and businesses	—	12	(12)
Asset impairment charges	(44)	(9)	(35)
Total Specified Items	(44)	3	(47)

Total Segment Operating Profit	$599	$611	$(12)

Adjusted Segment Operating Profit(1)	$643	$608	$35

Segment Operating Profit	$599	$611	$(12)
Corporate	(224)	(296)	72
Earnings Before Income Taxes	$375	$315	$60

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 1%. Ag Services results more than doubled compared to the first quarter of 2019, which were negatively impacted by high water conditions in North America. Strong performance in global trade was driven by strong results in destination marketing and structured trade finance. Robust farmer selling in Brazil drove higher origination volumes and margins, which were partially offset by weaker results in North America. Crushing results were lower than the prior year quarter. Volumes were strong and execution margins were solid although below the high realized margins in the first quarter of 2019, which benefited from the short crop in Argentina. The prior year quarter also benefited from positive timing effects. Refined Products and Other results were higher due to margins in both biodiesel and refined oils in North America, partially offset by lower biodiesel margins in EMEAI. Peanut shelling results significantly improved from the prior year quarter. Wilmar results were significantly higher year-over-year.

Carbohydrate Solutions operating profit decreased 29%. Starches and Sweeteners results, which includes the wet mill ethanol results, were down driven largely by negative mark-to-market timing effects on forward sales of certain co-products. Absent those impacts, results were higher due to better operating performance at the Decatur facility, strong results in wheat milling, and improved conditions in EMEAI. VCP results were slightly higher versus the prior year quarter. Effective risk management and the lack of severe weather impacts seen in the first quarter of 2019, were partially offset by weak industry ethanol margins caused by significantly decreased demand.

Nutrition operating profit increased 75%. Human Nutrition, which includes businesses in flavors, specialty ingredients, and health and wellness, delivered strong performance and growth across its broad portfolio. Increased revenues in North America and EMEAI flavors, continued sales growth in alternative proteins, and additional bioactives income, drove improved results. Animal Nutrition results improved year-over-year driven by strong performance from Neovia, good volumes and margins in feed additives, and solid sales in pet care. Amino acids were negatively impacted by a decline in the global pricing environment.

Other Business operating profit decreased 21%. Loss provisions related to the Company’s futures commission and brokerage business were partially offset by improvements in the captive insurance operations.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2020	2019	Change
	(In millions)
LIFO adjustment	$91	$(1)	$92
Interest expense-net	(77)	(90)	13
Unallocated corporate costs	(189)	(183)	(6)
Expenses related to acquisitions	—	(14)	14
Restructuring adjustments (charges)	3	(2)	5
Other charges	(52)	(6)	(46)
Total Corporate	$(224)	$(296)	$72

Corporate results were a net charge of $224 million in the current quarter compared to $296 million in the prior year quarter. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the current quarter compared to a charge of $1 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior quarter. Interest expense-net decreased $13 million due principally to lower interest rates and interest savings from cross currency swaps. Unallocated corporate costs increased $6 million due principally to higher variable performance-related and stock compensation expense accruals and IT expenses. Expenses related to acquisitions in the prior quarter related to the Neovia acquisition. Other charges in the current quarter included railroad maintenance expenses of $73 million that had an offsetting benefit in income tax expense, partially offset by the non-service components of net pension benefit income of $13 million and foreign exchange gains. Other charges in the prior quarter included foreign exchange losses, partially offset by earnings from the Company’s equity investment in CIP which was sold in December 2019.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	564		566

Net earnings and reported EPS (fully diluted)	$391	$0.69	$233	$0.41
Adjustments:
LIFO adjustment - net of tax of $22 million in 2020 and $0 million in 2019 (1)	(69)	(0.12)	1	—
(Gains) losses on sales of assets and businesses - net of tax of $3 million in 2019 (2)	—	—	(9)	(0.02)
Asset impairment and restructuring charges - net of tax of $9 million in 2020 and $1 million in 2019 (2)	32	0.06	10	0.02
Expenses related to acquisitions - net of tax of $5 million in 2019 (2)	—	—	9	0.02
Certain discrete tax adjustments	7	0.01	17	0.03
Total adjustments	(30)	(0.05)	28	0.05
Adjusted net earnings and adjusted EPS	$361	$0.64	$261	$0.46

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Earnings before income taxes	$375	$315	$60
Interest expense	83	101	(18)
Depreciation and amortization	245	245	—
LIFO	(91)	1	(92)
(Gains) losses on sales of assets and businesses	—	(12)	12
Expenses related to acquisitions	—	14	(14)
Railroad maintenance expenses	73	—	73
Asset impairment and restructuring charges	41	11	30
Adjusted EBITDA	$726	$675	$51

	Three months ended
	March 31,
(In millions)	2020	2019	Change
Ag Services and Oilseeds	$514	$510	$4
Carbohydrate Solutions	148	178	(30)
Nutrition	199	134	65
Other Business	15	24	(9)
Corporate	(150)	(171)	21
Adjusted EBITDA	$726	$675	$51

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $0.7 billion for the three months compared to $2.0 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $1.5 billion for the three months compared to $2.5 billion for the same period last year. Inventories decreased approximately $0.2 billion primarily due to lower inventory quantities. Trade payables declined approximately $0.3 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $2.0 billion and $1.8 billion for the three months and the same period last year, respectively, was offset by $2.0 billion and $1.8 billion of net consideration received for beneficial interest obtained for selling trade receivables for the three months and the same period last year, respectively.

Cash provided by investing activities was $1.9 billion for the three months compared to a use of $0.3 billion for the same period last year. Capital expenditures for the three months of $0.2 billion were comparable to the same period last year. Net assets of businesses acquired were $8 million for the three months compared to $1.9 billion for the same period last year due to the Neovia acquisition. Net consideration received for beneficial interest obtained for selling trade receivables was $2.0 billion for the three months compared to $1.8 billion the same period last year.

Cash provided by financing activities was $3.3 billion for the three months compared to $1.1 billion for the same period last year. Long-term debt borrowings for the three months of $1.5 billion consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020. There were no long-term borrowings in the same period last year. Commercial paper borrowings for the three months were $2.2 billion compared to $1.3 billion for the same period last year. Proceeds from the borrowings in the current period will be used for general corporate purposes, including the reduction of short-term debt. Share repurchases for the three months were $0.1 billion compared to an insignificant amount for the same period last year. Dividends of $0.2 billion for the three months were comparable to the same period last year.

At March 31, 2020, the Company had $4.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $5.6 billion of readily marketable commodity inventories. At March 31, 2020, the Company’s capital resources included shareholders’ equity of $19.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $10.7 billion, of which $5.9 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 31% and 29% at March 31, 2020 and December 31, 2019, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 29% at March 31, 2020 and December 31, 2019. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $2.2 billion of U.S. and European commercial paper outstanding at March 31, 2020.

COVID-19 has not significantly impacted ADM’s capital and financial resources and pricing on its revolving credit facility remains unchanged. However, in line with the overall markets, COVID-19 has created dislocations in the credit markets causing corporate credit spreads to rise, partially offset by a corresponding drop in benchmark yields. The Company has utilized its diversified sources of liquidity, including its inventory financing and bilateral bank facilities, to ensure it has ample cash and is prepared for possible unexpected credit market disruptions. Additionally, ADM has been accepted into the Federal Reserve’s Commercial Paper Financing Facility to ensure uninterrupted access to the commercial paper markets.  To date, the Company has not utilized this facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2020, the Company had $4.7 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.8 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.9 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2020, the Company utilized $1.4 billion of its facility under the Programs.

For the three months ended March 31, 2020, the Company spent approximately $0.2 billion in capital expenditures, $0.2 billion in dividends, and $0.1 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company acquired 3.4 million shares for the three months ended March 31, 2020, and has 105 million shares remaining that may be repurchased until December 31, 2024.

The Company expects capital expenditures of approximately $0.8 billion, dividends of $0.8 billion, and share repurchases of $0.1 billion during 2020.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2020 and December 31, 2019 were $13.5 billion and $12.2 billion, respectively.  The increase is primarily related to obligations to purchase higher quantities of agricultural commodity inventories. As of March 31, 2020, the Company expects to make payments related to purchase obligations of $12.6 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2020.

Off Balance Sheet Arrangements

On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers a portion of the purchased accounts receivable together with an equally proportional interest in all of its right, title and interest in the remaining purchased accounts receivable to each of the Second Purchasers. In exchange, ADM Ireland Receivables receives a cash payment for the accounts receivables transferred. See Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the Second Program.

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2020.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2020 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three months ended		Year ended
	March 31, 2020		December 31, 2019
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$400	$40	$576	$58
Lowest position	(232)	(23)	(83)	(8)
Average position	109	11	280	28

The change in fair value of the average position was the result of a decrease in average quantities underlying the weekly commodity position partially offset by an increase in prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company has been a party to numerous lawsuits pending in various U.S. state and federal courts arising out of Syngenta Corporation’s (“Syngenta”) marketing and distribution of genetically modified corn products in the U.S. First, the Company brought a state court action in Louisiana against Syngenta in 2014, alleging Syngenta was negligent in commercializing its products before the products were approved in China. In December 2017, the Company and Syngenta reached a confidential settlement of this action. Second, Syngenta brought third-party claims against the Company in 2015 in a federal multidistrict litigation (“MDL”) in Kansas City, Kansas, consolidated state court litigation in Minneapolis, Minnesota, and other courts, seeking contribution in the event Syngenta is held liable in class actions by farmers and other parties. In the December 2017 settlement, Syngenta agreed to dismiss all of these third-party claims against the Company. Third, farmers and other parties have sued the Company and other grain companies in numerous individual and purported class action suits in Illinois state and federal courts beginning in the fourth quarter of 2015, alleging the Company and other grain companies were negligent in failing to screen for genetically modified corn. All of these claims were dismissed, subject to appeal, in several orders entered on August 17, 2016 by the federal court in Minneapolis on January 4, 2017 by the federal court in the Southern District of Illinois, and on August 18, 2017 by a state court in Illinois. Subsequently in 2019, a number of additional plaintiffs filed substantially similar claims against the Company and other grain companies in the same Illinois state court. On January 30, 2020, the Illinois state court judge held that its August 18, 2017 dismissal order would also be applied to these more recently filed claims. Thus, subject to appeals, the Company will not be a defendant in any remaining actions. The Company denies liability in all of the actions in which it has been named as a defendant or third-party defendant and will vigorously defend itself on appeal in these cases. At this time, the Company is unable to predict the final outcome of this matter with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ITEM 1.	LEGAL PROCEEDINGS (Continued)

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended March 31, 2020.
The Company faces risks related to health epidemics, pandemics, and similar outbreaks.
ADM is monitoring the global outbreak of the novel coronavirus (COVID-19) and taking steps to mitigate the potential risks posed by its spread, including working with its customers, employees, suppliers, local communities, and other stakeholders. COVID-19 or other health epidemics, pandemics, or similar outbreaks could impact the Company’s operations if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions. In such circumstances, ADM may be unable to perform fully on its contracts, supply chain may be affected, and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, a prolonged outbreak of COVID-19 or a resurgence of the virus in the future may have a material impact on demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that service the food services channels. The Company cannot at this time predict the impact of the COVID-19 pandemic on its future financial or operational results, but the impact could potentially be material over time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
January 1, 2020 to
January 31, 2020	252	$45.561	252	108,314,669

February 1, 2020 to
February 29, 2020	468,174	44.770	40	108,314,629

March 1, 2020 to
March 31, 2020	3,355,364	33.472	3,352,579	104,962,050
Total	3,823,790	$34.856	3,352,871	104,962,050

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2020, there were 470,919 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended, through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(4.1)	The registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish a copy of each instrument with respect to long-term debt.

18	Letter from independent registered public accounting firm regarding change in accounting principle.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: May 1, 2020