Form 10-Q
period 2020-06-30
Archer-Daniels-Midland Co
filed 2020-07-30
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Common Stock, no par value – 555,646,889 shares
(July 29, 2020)

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)

Revenues	$16,281	$16,297	$31,251	$31,601
Cost of products sold	15,173	15,325	29,192	29,701
Gross Profit	1,108	972	2,059	1,900

Selling, general, and administrative expenses	638	602	1,302	1,261
Asset impairment, exit, and restructuring costs	16	136	57	147
Interest expense	87	109	170	210
Equity in (earnings) losses of unconsolidated affiliates	(103)	(90)	(243)	(191)
Interest income	(15)	(46)	(55)	(95)
Other (income) expense – net	(67)	(13)	(99)	(21)
Earnings Before Income Taxes	552	274	927	589

Income tax (benefit) expense	80	36	64	117
Net Earnings Including Noncontrolling Interests	472	238	863	472

Less: Net earnings attributable to noncontrolling interests	3	3	3	4

Net Earnings Attributable to Controlling Interests	$469	$235	$860	$468

Average number of shares outstanding – basic	561	565	562	565

Average number of shares outstanding – diluted	562	566	563	566

Basic earnings per common share	$0.84	$0.42	$1.53	$0.83

Diluted earnings per common share	$0.84	$0.42	$1.53	$0.83

Dividends per common share	$0.36	$0.35	$0.72	$0.70

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)

Net earnings including noncontrolling interests	$472	$238	$863	$472
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	94	(275)	15
Tax effect	28	7	(14)	(3)
Net of tax amount	(6)	101	(289)	12

Pension and other postretirement benefit liabilities adjustment	1	(4)	5	3
Tax effect	—	2	(12)	15
Net of tax amount	1	(2)	(7)	18

Deferred gain (loss) on hedging activities	81	14	(1)	(63)
Tax effect	(15)	(7)	(1)	5
Net of tax amount	66	7	(2)	(58)

Unrealized gain (loss) on investments	(3)	7	3	5
Tax effect	1	(1)	(1)	(1)
Net of tax amount	(2)	6	2	4
Other comprehensive income (loss)	59	112	(296)	(24)
Comprehensive income (loss) including noncontrolling interests	531	350	567	448

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	3	7	4

Comprehensive income (loss) attributable to controlling interests	$528	$347	$560	$444

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,203	$852
Segregated cash and investments	5,045	4,458
Trade receivables	2,583	2,267
Inventories	7,626	9,170
Other current assets	5,554	4,600
Total Current Assets	22,011	21,347

Investments and Other Assets
Investments in and advances to affiliates	5,239	5,132
Goodwill and other intangible assets	5,212	5,476
Other assets	2,046	1,936
Total Investments and Other Assets	12,497	12,544

Property, Plant, and Equipment
Land and land improvements	534	592
Buildings	5,399	5,381
Machinery and equipment	19,003	19,005
Construction in progress	963	1,021
	25,899	25,999
Accumulated depreciation	(16,066)	(15,893)
Net Property, Plant, and Equipment	9,833	10,106
Total Assets	$44,341	$43,997

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$531	$1,202
Trade payables	2,897	3,746
Payables to brokerage customers	5,840	5,022
Accrued expenses and other payables	3,531	3,757
Current maturities of long-term debt	10	7
Total Current Liabilities	12,809	13,734

Long-Term Liabilities
Long-term debt	8,632	7,672
Deferred income taxes	1,347	1,194
Other	2,157	2,114
Total Long-Term Liabilities	12,136	10,980

Temporary Equity - Redeemable noncontrolling interest	85	58

Shareholders’ Equity
Common stock	2,705	2,655
Reinvested earnings	19,293	18,958
Accumulated other comprehensive income (loss)	(2,705)	(2,405)
Noncontrolling interests	18	17
Total Shareholders’ Equity	19,311	19,225
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$44,341	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2020	2019
Operating Activities
Net earnings including noncontrolling interests	$863	$472
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	489	493
Asset impairment charges	47	44
Deferred income taxes	49	11
Equity in earnings of affiliates, net of dividends	(93)	(60)
Stock compensation expense	75	45
Loss on debt extinguishment	14	—
Deferred cash flow hedges	(1)	(63)
Gains on sales of assets and businesses	(64)	(30)
Other – net	232	104
Changes in operating assets and liabilities
Segregated investments	570	113
Trade receivables	(364)	129
Inventories	1,439	852
Deferred consideration in securitized receivables	(2,456)	(3,613)
Other current assets	(1,058)	(467)
Trade payables	(819)	(742)
Payables to brokerage customers	881	71
Accrued expenses and other payables	(240)	(72)
Total Operating Activities	(436)	(2,713)

Investing Activities
Purchases of property, plant, and equipment	(360)	(383)
Proceeds from sales of business and assets	91	23
Net assets of businesses acquired	(3)	(1,944)
Purchases of marketable securities	(3)	(2)
Proceeds from sales of marketable securities	—	67
Investments in and advances to affiliates	(5)	(10)
Investments in retained interest in securitized receivables	(2,121)	(2,590)
Proceeds from retained interest in securitized receivables	4,577	6,203
Other – net	(3)	(18)
Total Investing Activities	2,173	1,346

Financing Activities
Long-term debt borrowings	1,478	2
Long-term debt payments	(525)	(611)
Net borrowings (payments) under lines of credit agreements	(667)	1,413
Share repurchases	(112)	(94)
Cash dividends	(405)	(395)
Other – net	3	(42)
Total Financing Activities	(228)	273

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,509	(1,094)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	2,990	3,843
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,499	$2,749

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,203	$849
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,296	1,900
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,499	$2,749

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$3,383	$3,662

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2020	555	$2,690	$19,026	$(2,764)	$24	$18,976
Comprehensive income
Net earnings			469		3
Other comprehensive income (loss)				59	—
Total comprehensive income						531
Dividends paid - $0.36 per share			(202)			(202)
Share repurchases	—		—			—
Stock compensation expense	1	24				24
Other	—	(9)	—	—	(9)	(18)
Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 2)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			860		3
Other comprehensive income (loss)				(300)	4
Total comprehensive income						567
Dividends paid - $0.72 per share			(405)			(405)
Share repurchases	(3)		(112)			(112)
Stock compensation expense	2	75				75
Other		(25)	—		(6)	(31)
Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311

Balance, March 31, 2019	560	$2,584	$18,553	$(2,242)	$15	$18,910
Comprehensive income
Net earnings			235		3
Other comprehensive income (loss)				112	—
Total comprehensive income						350
Dividends paid - $0.35 per share			(197)			(197)
Share repurchases	(2)		(94)			(94)
Stock compensation expense	—	2				2
Other	—	2	—	—	6	8
Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			468		4
Other comprehensive income (loss)				(24)	—
Total comprehensive income						448
Dividends paid - $0.70 per share			(395)			(395)
Share repurchases	(2)		(94)			(94)
Stock compensation expense	1	45				45
Other	—	(17)	(9)	—	5	(21)
Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts totaling $113 million and $110 million at June 30, 2020 and December 31, 2019, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $14 million and $25 million in the three and six months ended June 30, 2020, respectively, and $7 million in the three and six months ended June 30, 2019.

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

If the Company had not made the accounting change, the effect of LIFO valuation on ADM’s operating results would have been an increase in cost of products sold of $1 million ($1 million after tax, equal to $0.00 per diluted share) in the three months ended June 30, 2020 and a reduction in cost of goods sold of $43 million ($33 million after tax, equal to $0.06 per diluted share) in the six months ended June 30, 2020, with no impact to the consolidated statement of cash flows.

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

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (“Topic 606”) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $106 million and $223 million for the three and six months ended June 30, 2020, respectively, and $128 million and $243 million for the three and six months ended June 30, 2019, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610-20”).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $286 million and $604 million as of June 30, 2020 and December 31, 2019, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues for the three and six months ended June 30, 2020 were $339 million and $621 million, respectively, and $160 million and $326 million for the three and six months ended June 30, 2019, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$877	$106	$983	$7,669	$8,652
Crushing	200	—	200	2,205	2,405
Refined Products and Other	521	—	521	1,163	1,684
Total Ag Services and Oilseeds	1,598	106	1,704	11,037	12,741
Carbohydrate Solutions
Starches and Sweeteners	1,137	—	1,137	408	1,545
Vantage Corn Processors	469	—	469	—	469
Total Carbohydrate Solutions	1,606	—	1,606	408	2,014
Nutrition
Human Nutrition	723	—	723	—	723
Animal Nutrition	714	—	714	—	714
Total Nutrition	1,437	—	1,437	—	1,437

Other Business	89	—	89	—	89
Total Revenues	$4,730	$106	$4,836	$11,445	$16,281

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Six Months Ended June 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,728	$223	$1,951	$13,627	$15,578
Crushing	380	—	380	4,338	4,718
Refined Products and Other	1,039	—	1,039	2,485	3,524
Total Ag Services and Oilseeds	3,147	223	3,370	20,450	23,820
Carbohydrate Solutions
Starches and Sweeteners	2,377	—	2,377	818	3,195
Vantage Corn Processors	1,135	—	1,135	—	1,135
Total Carbohydrate Solutions	3,512	—	3,512	818	4,330
Nutrition
Human Nutrition	1,442	—	1,442	—	1,442
Animal Nutrition	1,466	—	1,466	—	1,466
Total Nutrition	2,908	—	2,908	—	2,908

Other Business	193	—	193	—	193
Total Revenues	$9,760	$223	$9,983	$21,268	$31,251

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended June 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$810	$128	$938	$7,092	$8,030
Crushing	201	—	201	2,115	2,316
Refined Products and Other	523	—	523	1,359	1,882
Total Ag Services and Oilseeds	1,534	128	1,662	10,566	12,228
Carbohydrate Solutions
Starches and Sweeteners	1,260	—	1,260	424	1,684
Vantage Corn Processors	757	—	757	—	757
Total Carbohydrate Solutions	2,017	—	2,017	424	2,441
Nutrition
Human Nutrition	728	—	728	—	728
Animal Nutrition	796	—	796	—	796
Total Nutrition	1,524	—	1,524	—	1,524

Other Business	104	—	104	—	104
Total Revenues	$5,179	$128	$5,307	$10,990	$16,297

	Six Months Ended June 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,141	$243	$1,384	$14,023	$15,407
Crushing	372	—	372	4,293	4,665
Refined Products and Other	1,035	—	1,035	2,659	3,694
Total Ag Services and Oilseeds	2,548	243	2,791	20,975	23,766
Carbohydrate Solutions
Starches and Sweeteners	2,459	—	2,459	847	3,306
Vantage Corn Processors	1,538	—	1,538	—	1,538
Total Carbohydrate Solutions	3,997	—	3,997	847	4,844
Nutrition
Human Nutrition	1,402	—	1,402	—	1,402
Animal Nutrition	1,404	—	1,404	—	1,404
Total Nutrition	2,806	—	2,806	—	2,806

Other Business	185	—	185	—	185
Total Revenues	$9,536	$243	$9,779	$21,822	$31,601

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Fair Value Measurements at June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,183	$1,399	$4,582
Unrealized derivative gains:
Commodity contracts	—	304	442	746
Foreign currency contracts	—	309	—	309
Interest rate contracts	—	10	—	10
Cash equivalents	498	—	—	498
Marketable securities	3	—	—	3
Segregated investments	1,061	—	—	1,061
Deferred receivables consideration	—	1,149	—	1,149
Total Assets	$1,562	$4,955	$1,841	$8,358

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$321	$363	$684
Foreign currency contracts	—	391	—	391
Interest rate contracts	—	46	—	46
Inventory-related payables	—	629	14	643
Total Liabilities	$—	$1,387	$377	$1,764

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,227	$1,477	$4,704
Unrealized derivative gains:
Commodity contracts	—	277	201	478
Foreign currency contracts	—	138	—	138
Interest rate contracts	—	3	—	3
Cash equivalents	505	—	—	505
Marketable securities	5	—	—	5
Segregated investments	628	—	—	628
Deferred receivables consideration	—	446	—	446
Total Assets	$1,138	$4,091	$1,678	$6,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$375	$199	$574
Foreign currency contracts	—	125	—	125
Interest rate contracts	—	43	—	43
Inventory-related payables	—	702	27	729
Total Liabilities	$—	$1,245	$226	$1,471

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

The Company has deferred consideration under its accounts receivable securitization program (the “First Program”) which represents notes receivable from the purchasers under the First Program (see Note 16 for more information). This amount is reflected in other current assets on the consolidated balance sheet (see Note 7 for more information). The Company carries the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the First Program, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2020.

	Level 3 Fair Value Asset Measurements at
	June 30, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2020	$1,938	$391	$2,329
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	279	229	508
Purchases	3,012	—	3,012
Sales	(3,625)	—	(3,625)
Settlements	—	(190)	(190)
Transfers into Level 3	306	23	329
Transfers out of Level 3	(511)	(11)	(522)
Ending balance, June 30, 2020	$1,399	$442	$1,841

* Includes increase in unrealized gains of $422 million relating to Level 3 assets still held at June 30, 2020.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2020.

	Level 3 Fair Value Liability Measurements at
	June 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2020	$20	$309	$329
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	1	247	248
Purchases	2	—	2
Sales	(9)	—	(9)
Settlements	—	(211)	(211)
Transfers into Level 3	—	19	19
Transfers out of Level 3	—	(1)	(1)
Ending balance, June 30, 2020	$14	$363	$377

* Includes increase in unrealized losses of $253 million relating to Level 3 liabilities still held at June 30, 2020.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020.

	Level 3 Fair Value Asset Measurements at
	June 30, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2019	$1,477	$201	$1,678
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	396	446	842
Purchases	6,419	—	6,419
Sales	(7,135)	—	(7,135)
Settlements	—	(235)	(235)
Transfers into Level 3	306	44	350
Transfers out of Level 3	(64)	(14)	(78)
Ending balance, June 30, 2020	$1,399	$442	$1,841

* Includes increase in unrealized gains of $804 million relating to Level 3 assets still held at June 30, 2020.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020.

	Level 3 Fair Value Liability Measurements at
	June 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2019	$27	$199	$226
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	4	452	456
Purchases	8	—	8
Sales	(25)	—	(25)
Settlements	—	(333)	(333)
Transfers into Level 3	—	55	55
Transfers out of Level 3	—	(10)	(10)
Ending balance, June 30, 2020	$14	$363	$377

* Includes increase in unrealized losses of $463 million relating to Level 3 liabilities still held at June 30, 2020.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2020 and December 31, 2019. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2020 is a weighted average 17.5% of the total price for assets and 13.5% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2020		December 31, 2019
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	17.5%	13.5%	28.2%	14.7%
Transportation cost	16.4%	—%	24.7%	—%

Commodity Derivative Contracts
Basis	13.4%	19.2%	16.0%	20.2%
Transportation cost	6.1%	6.0%	9.7%	3.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$239	$391	$125	$120
Commodity Contracts	746	684	478	574
Total	$985	$1,075	$603	$694

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2020 and 2019.

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Three Months Ended June 30, 2020
Consolidated Statement of Earnings	$16,281	$15,173	$(67)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$11	$(76)	$(52)
Commodity Contracts	—	(29)	—
Total gain (loss) recognized in earnings	$11	$(105)	$(52)	$(146)

Three Months Ended June 30, 2019
Consolidated Statement of Earnings	$16,297	$15,325	$(13)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(10)	$51	$14
Commodity Contracts	—	(131)	—
Total gain (loss) recognized in earnings	$(10)	$(80)	$14	$(76)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of products sold
(In millions)	Revenues
Six Months Ended June 30, 2020
Consolidated Statement of Earnings	$31,251	$29,192	$(99)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$46	$(661)	$72
Commodity Contracts	—	593	55
Total gain (loss) recognized in earnings	$46	$(68)	$127	$105

Six Months Ended June 30, 2019
Consolidated Statement of Earnings	$31,601	$29,701	$(21)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(2)	$51	$(16)
Commodity Contracts	—	(11)	—
Total gain (loss) recognized in earnings	$(2)	$40	$(16)	$22

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of June 30, 2020 and cash flow, fair value, and net investment hedges as of December 31, 2019.

For derivative instruments that were designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item were recognized in the consolidated statement of earnings during the period.

The Company used interest rate swaps designated as fair value hedges to protect the fair value of $495 million in fixed-rate debt due to changes in interest rates. The terms of the interest rate swaps matched the terms of the underlying debt. At December 31, 2019, the Company had $3 million in other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings. In June 2020, the Company redeemed the debt and recorded a gain of $8 million from the termination of the swaps.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.2 billion as of June 30, 2020 and December 31, 2019, and foreign exchange forwards with an aggregate notional amount of $1.6 billion as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had after-tax gains of $12 million and $6 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. During the six months ended June 30, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

As of June 30, 2020 and December 31, 2019, the Company had after-tax losses of $38 million and $43 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statement of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of June 30, 2020 and December 31, 2019, the Company had after-tax losses of $2 million and $5 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $2 million of the June 30, 2020 after-tax losses in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants grind approximately 72 million bushels of corn per month.  During the past 12 months, the Company hedged between 20% and 60% of its monthly anticipated grind.  At June 30, 2020, the Company had designated hedges representing between 2% and 30% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 91 million gallons of ethanol sales per month under these programs.  At June 30, 2020, the Company had designated hedges representing between 0 and 1 million gallons of ethanol sales per month over the next 3 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 79% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2020, the Company had designated hedges representing between 4% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$70	$—	$13	$5
Interest Rate Contracts	10	46	3	43
Total	$80	$46	$16	$48

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2020 and 2019.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended June 30, 2020
Consolidated Statement of Earnings	$16,281	$15,173	$87	$(67)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$3	$(36)	$—	$—
Interest Contracts	—	—	(8)	(16)
Total gain (loss) recognized in earnings	$3	$(36)	$(8)	$(16)	$(57)

Three Months Ended June 30, 2019
Consolidated Statement of Earnings	$16,297	$15,325	$109	$(13)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$5	$1	$—	$—
Interest Contracts	—	—	—	(6)
Total gain (loss) recognized in earnings	$5	$1	$—	$(6)	$—

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Six Months Ended June 30, 2020
Consolidated Statement of Earnings	$31,251	$29,192	$170	$(99)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$8	$(60)	$—	$—
Interest Contracts	—	—	(8)	(41)
Total gain (loss) recognized in earnings	$8	$(60)	$(8)	$(41)	$(101)

Six Months Ended June 30, 2019
Consolidated Statement of Earnings	$31,601	$29,701	$210	$(21)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(8)	$6	$—	$—
Interest Contracts	—	—	—	(8)
Total gain (loss) recognized in earnings	$(8)	$6	$—	$(8)	$(10)

Other Net Investment Hedging Strategies

The Company has designated €1.3 billion and €1.7 billion of its outstanding long-term debt and commercial paper borrowings at June 30, 2020 and December 31, 2019, respectively, as hedges of its net investment in a foreign subsidiary. As of June 30, 2020 and December 31, 2019, the Company had after-tax gains of $21 million and $7 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2020	2019
	(In millions)
Unrealized gains on derivative contracts	$1,065	$619
Deferred receivables consideration	1,149	446
Customer omnibus receivable	1,086	1,014
Financing receivables - net (1)	551	395
Insurance premiums receivable	66	41
Prepaid expenses	337	318
Biodiesel tax credit	134	541
Tax receivables	606	579
Non-trade receivables (2)	297	369
Other current assets	263	278
	$5,554	$4,600

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Other Current Assets (Continued)

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $5 million and $3 million at June 30, 2020 and December 31, 2019, respectively. Interest earned on financing receivables of $3 million and $11 million for the three and six months ended June 30, 2020, respectively and $6 million and $14 million for the three and six months ended June 30, 2019, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $74 million and $81 million of reinsurance recoverables as of June 30, 2020 and December 31, 2019, respectively.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2020	2019
	(In millions)
Unrealized losses on derivative contracts	$1,121	$742
Accrued compensation	307	300
Income tax payable	106	72
Other taxes payable	128	120
Biodiesel tax credit payable	63	332
Insurance claims payable	292	284
Contract liability	286	604
Current maturities - operating leases	239	215
Other accruals and payables	989	1,088
	$3,531	$3,757

Note 9.	Debt and Financing Arrangements

In June 2020, the Company redeemed $495 million aggregate principal amount of 4.479% debentures and incurred $14 million in early debt repayment expenses related to the indenture agreement’s make-whole call provision.

On March 27, 2020, the Company issued $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively. Net proceeds before expenses for the 2.75% and 3.25% Notes were $492 million and $988 million, respectively.

At June 30, 2020, the fair value of the Company’s long-term debt exceeded the carrying value by $2.4 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2020, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $10.9 billion, of which $9.7 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at June 30, 2020.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $1.2 billion was unused as of June 30, 2020 (see Note 16 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.	Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2020 were 14.5% and 6.9%, respectively, compared to 13.1% and 19.9% for the three and six months ended June 30, 2019, respectively. The change in the rate for the three months was driven primarily by an unfavorable change in discrete tax items during the quarter compared to the prior year, partially offset by the favorable impact of U.S. tax credits signed into law in December 2019. The change in the rate for the six months was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad credits recognized in the six months ended June 30, 2020, which are now reflected in the 2020 projected effective tax rate. The prior period rate also included unfavorable discrete tax items primarily related to U.S. tax reform transition tax adjustments.

In March 2020, the Coronavirus Aid Relief and  Economic Security Act (CARES Act) was signed into law in the United States. The Company continues to assess the effects of the provisions of the CARES Act and does not expect any income tax effects to have a material impact on the annual effective tax rate for the year ending December 31, 2020. The Company also continues to evaluate the effects of COVID-19 on its ability to indefinitely reinvest foreign earnings and does not expect any change in its assertion to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

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

During the second quarter, the ongoing litigation between the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. (“ADM do Brasil”), and the Brazilian Federal Revenue Service (“BFRS”) was favorably resolved without any tax due. The litigation related to assessments received totaling approximately $77 million in tax and $228 million in interest and penalties as of June 30, 2020 (adjusted for variation in currency exchange rates), with respect to the tax deductibility of commodity hedging losses and related expenses for the tax years 2004, 2006, and 2007. The Company does not expect to receive any additional tax assessments with respect to this issue.

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of June 30, 2020, these assessments totaled $12 million in tax and $47 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $37 million in tax and $23 million in interest (adjusted for variation in currency exchange rates as of June 30, 2020).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Income Taxes (Continued)

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2020, this assessment was $91 million in tax and $36 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. On April 23, 2020, the court issued an unfavorable ruling and directed the parties to explore the possibility of settling, noting that any unresolved valuation questions may be assigned to a third party expert to establish a valuation. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of June 30, 2020, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Note 11.	Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 10 months to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at June 30, 2020.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In millions)
Lease cost:
Operating lease cost	$75	$73	$147	$146
Short-term lease cost	25	24	54	47
Total lease cost	$100	$97	$201	$193

Other information:
Operating lease liability principal payments			$142	$98
Right-of-use assets obtained in exchange for new operating lease liabilities			$169	$168

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term - operating leases (in years)	7	8
Weighted average discount rate - operating leases	4.5%	4.7%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Leases (Continued)

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Undiscounted
Cash Flows
(In millions)
Remainder of 2020	$145
2021	264
2022	232
2023	186
2024	126
2025	71
Thereafter	241
Total	1,265

Less interest (1)	(181)
Lease liability	$1,084

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.
As of June 30, 2020 and December 31, 2019, the Company had right-of-use assets included in Other assets of $1.1 billion and $1.0 billion, respectively, current lease liabilities included in Accrued expenses and other payables of $239 million and $215 million, respectively, and non-current lease liabilities included in Other long-term liabilities of $846 million and $781 million, respectively, in its consolidated balance sheets.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2020 and the reclassifications out of AOCI for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2020	$(2,439)	$(80)	$(276)	$31	$(2,764)
Other comprehensive income (loss) before reclassifications	(34)	24	(4)	(3)	(17)
Amounts reclassified from AOCI	—	57	5	—	62
Tax effect	28	(15)	—	1	14
Net of tax amount	(6)	66	1	(2)	59
Balance at June 30, 2020	$(2,445)	$(14)	$(275)	$29	$(2,705)

	Six months ended June 30, 2020
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)
Other comprehensive income (loss) before reclassifications	(279)	(102)	—	3	(378)
Amounts reclassified from AOCI	—	101	5	—	106
Tax effect	(14)	(1)	(12)	(1)	(28)
Net of tax amount	(293)	(2)	(7)	2	(300)
Balance at June 30, 2020	$(2,445)	$(14)	$(275)	$29	$(2,705)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected line item in the consolidated statement of earnings
Details about AOCI components	2020	2019	2020	2019
	(In millions)
Deferred loss (gain) on hedging activities
	$(3)	$(5)	$(8)	$8	Revenues
	36	(1)	60	(6)	Cost of products sold
	16	6	41	8	Other (income) expense-net
	8	—	8	—	Interest expense
	57	—	101	10	Total before tax
	(10)	2	(14)	—	Tax
	$47	$2	$87	$10	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(8)	$(9)	$(16)	$(13)	Other (income) expense-net
Actuarial losses	13	6	21	7	Other (income) expense-net
	5	(3)	5	(6)	Total before tax
	—	1	(11)	15	Tax
	$5	$(2)	$(6)	$9	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Gains on sales of assets	$(64)	$(15)	$(64)	$(30)
Other – net	(3)	2	(35)	9
Other (Income) Expense - Net	$(67)	$(13)	$(99)	$(21)

Gains on sales of assets in the three and six months ended June 30, 2020 included gains on the sale of certain assets, an investment revaluation gain, and disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three months ended June 30, 2019 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the six months ended June 30, 2019 included gains on the sale of certain assets, step-up gains on equity investments, and gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net in the three and six months ended June 30, 2020 included the non-service components of net pension benefit income of $8 million and $21 million, respectively, foreign exchange gains, and other income, partially offset by expenses related to the early repayment of debt and other expenses. Other - net in the six months ended June 30, 2020 also included loss provisions related to the Company’s futures commission and brokerage business. Other - net in the three and six months ended June 30, 2019 included foreign exchange losses, partially offset by other income and the non-service components of net pension benefit income of $6 million and $8 million, respectively.

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. This segment also includes the Company's share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex Sarl, and SoyVen joint ventures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Gross revenues
Ag Services and Oilseeds	$14,431	$13,728	$26,781	$26,601
Carbohydrate Solutions	2,213	2,878	4,767	5,454
Nutrition	1,474	1,541	2,990	2,841
Other Business	89	104	193	185
Intersegment elimination	(1,926)	(1,954)	(3,480)	(3,480)
Total gross revenues	$16,281	$16,297	$31,251	$31,601

Intersegment sales
Ag Services and Oilseeds	$1,690	$1,500	$2,961	$2,835
Carbohydrate Solutions	199	437	437	610
Nutrition	37	17	82	35
Total intersegment sales	$1,926	$1,954	$3,480	$3,480

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$8,652	$8,030	$15,578	$15,407
Crushing	2,405	2,316	4,718	4,665
Refined Products and Other	1,684	1,882	3,524	3,694
Total Ag Services and Oilseeds	12,741	12,228	23,820	23,766
Carbohydrate Solutions
Starches and Sweeteners	1,545	1,684	3,195	3,306
Vantage Corn Processors	469	757	1,135	1,538
Total Carbohydrate Solutions	2,014	2,441	4,330	4,844
Nutrition
Human Nutrition	723	728	1,442	1,402
Animal Nutrition	714	796	1,466	1,404
Total Nutrition	1,437	1,524	2,908	2,806

Other Business	89	104	193	185
Total revenues from external customers	$16,281	$16,297	$31,251	$31,601

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Segment operating profit
Ag Services and Oilseeds	$413	$362	$835	$779
Carbohydrate Solutions	195	192	263	288
Nutrition	158	117	300	198
Other Business	38	11	49	25
Specified Items:
Gains (losses) on sales of assets and businesses(1)	23	—	23	12
Impairment, restructuring, and settlement charges(2)	(14)	(37)	(58)	(46)
Total segment operating profit	813	645	1,412	1,256
Corporate	(261)	(371)	(485)	(667)
Earnings before income taxes	$552	$274	$927	$589

(1) Current quarter and year-to-date gain consisted of a gain on the sale of certain assets. Prior year-to-date gains consisted of a gain on the sale of certain assets and a step up gain on an equity investment.

(2) Current quarter and year-to-date charges related to the impairment of certain long-lived assets and restructuring. Prior quarter and year-to-date charges related to the impairment of certain long-lived assets and a settlement.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended June 30, 2020 consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $13 million. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2020 consisted primarily of $47 million of impairments related to certain intangible and other long-lived assets and $10 million of restructuring charges.

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2019 consisted of $35 million and $44 million, respectively, of impairments related to certain long-lived assets presented as specified items within segment operating profit and $101 million and $103 million, respectively, of restructuring and pension remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives.

Note 16.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion, as amended, and an additional amount upon the collection of the accounts receivable (deferred consideration). The First Program terminates on September 18, 2020, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Sale of Accounts Receivable (Continued)

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers a portion of the purchased accounts receivable together with an equally proportional interest in all of its right, title and interest in the remaining purchased accounts receivable to each of the Second Purchasers. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) for the accounts receivables transferred. The Second Program terminates on March 12, 2021, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration under the First Program. At June 30, 2020 and December 31, 2019, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of June 30, 2020 and December 31, 2019, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.7 billion and $1.9 billion, respectively. In exchange for the transfers as of June 30, 2020 and December 31, 2019, the Company received cash of $0.6 billion and $1.4 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $1.1 billion and $0.4 billion, respectively. Cash collections from customers on receivables sold were $16.4 billion and $16.5 billion for the six months ended June 30, 2020 and 2019, respectively. Of this amount, $4.6 billion and $6.2 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the six months ended June 30, 2020 and 2019, respectively. Deferred receivables consideration is paid to the Company in cash on behalf of the First Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the First Purchasers daily in new receivable purchases under the First Program.

The Company’s risk of loss following the transfer of accounts receivable under the First Program is limited to the deferred receivables consideration outstanding. The Company carries the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received and is principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the First Program which have historically been insignificant.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $3 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $5 million and $9 million for the six months ended June 30, 2020 and 2019, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

In accordance with the amended guidance of Topic 230, the Company reflects cash flows related to the deferred receivables consideration as investing activities in its consolidated statements of cash flows. All other cash flows are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

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

The Company’s recent significant portfolio actions and announcements include:

•	the acquisition in January 2020 of Yerbalatina, a natural plant-based extracts and ingredients manufacturer in Brazil;

•
the announcement in May 2020 of an agreement to create PlantPlus Foods, a 30% joint venture with Marfrig, one of the world’s leading beef producers and the world’s largest beef patty producer, to sell plant-based food products across the South American and North American markets; and

•
the temporary idling in April 2020 of ethanol production at the corn dry mill facilities in Cedar Rapids, Iowa, and Columbus, Nebraska, for a period of four months subject to market conditions. To better align production with current demand, the Company has also reduced the ethanol grind at its corn wet mill plants and rebalanced grind to produce more industrial alcohol for the sanitizer market and industrial starches for the container board market.

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

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2020

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American crushing margins were compressed due to slow farmer selling and COVID-19 impacts on demand for meal and oil. South America saw record origination volumes as it benefited from strong farmer selling in Brazil driven by the devaluation of the Brazilian Real. Demand and margins for biodiesel remained solid in North and South America, but were challenging in Europe, Middle East, Africa, and India (“EMEAI”) due in part to the impact of COVID-19. In Carbohydrate Solutions, demand for starches and sweeteners was soft early in the quarter due to the impacts of COVID-19 while margins remained solid. Wheat flour demand and margins in North America remained strong. Ethanol margins improved throughout the quarter on lower stock levels as ADM and many ethanol producers idled some capacity. Nutrition benefited from improved margins in flavors and growing demand for pet food, feed for livestock, plant-based proteins, and probiotics. Lower out-of-home consumption caused by COVID-19 lock down measures negatively impacted flavors volumes especially in the food service channel, and demand for aqua feed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net earnings attributable to controlling interests increased $234 million from $235 million to $469 million. Segment operating profit increased $168 million from $645 million to $813 million. Included in segment operating profit in the current quarter was a net income of $9 million consisting of a gain on the sale of certain assets partially offset by asset impairment and restructuring charges. Included in segment operating profit in the prior year quarter were asset impairment charges of $37 million. Adjusted segment operating profit increased $122 million to $804 million due primarily to higher results in Ag Services, Vantage Corn Processors, Nutrition, and Other Business, partially offset by lower results in Starches and Sweeteners and Crushing and lower equity earnings from the Wilmar investment. Corporate results were a net charge of $261 million in the current quarter compared to $371 million in the prior year quarter. Corporate results in the current quarter included early debt repayment expenses of $14 million. Corporate results in the prior year quarter included restructuring charges of $101 million and a charge of $25 million from changes in agricultural commodity prices on LIFO inventory valuation reserves.

Income tax expense increased $44 million to $80 million. The Company’s effective tax rate for the quarter ended June 30, 2020 was 14.5% compared to 13.1% for the quarter ended June 30, 2019. The increase in rate was driven primarily by an unfavorable change in discrete tax items during the quarter compared to the prior year, partially offset by the favorable impact of U.S. tax credits signed into law in December 2019.

In March 2020, the CARES Act was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2020	2019	Change
Oilseeds	9,103	8,773	330
Corn	4,099	5,545	(1,446)
Total	13,202	14,318	(1,116)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds is due to increased capacity utilization at new plants combined with downtime in the prior year due to weather-related issues. The overall decrease in corn is primarily related to the idling of two dry mill facilities in response to the current challenging operating environment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$8,652	$8,030	$622
Crushing	2,405	2,316	89
Refined Products and Other	1,684	1,882	(198)
Total Ag Services and Oilseeds	12,741	12,228	513

Carbohydrate Solutions
Starches and Sweeteners	1,545	1,684	(139)
Vantage Corn Processors	469	757	(288)
Total Carbohydrate Solutions	2,014	2,441	(427)

Nutrition
Human Nutrition	723	728	(5)
Animal Nutrition	714	796	(82)
Total Nutrition	1,437	1,524	(87)

Other Business	89	104	(15)
Total	$16,281	$16,297	$(16)

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

Revenues were comparable at $16.3 billion. Lower sales prices of biodiesel and alcohol and lower sales volumes of alcohol and oils, were offset by higher sales volumes of soybeans, corn, and meal. Ag Services and Oilseeds revenues increased 4% to $12.7 billion due to higher sales volumes ($0.6 billion), partially offset by lower sales prices ($0.1 billion). Carbohydrate Solutions revenues decreased 17% to $2.0 billion due to lower sales volumes ($0.3 billion) and lower sales prices ($0.1 billion). Nutrition revenues decreased 6% to $1.4 billion due to lower sales volumes ($0.2 billion), partially offset by higher sales prices ($0.1 billion).

Cost of products sold decreased $0.2 billion to $15.2 billion due principally to lower manufacturing expenses. Included in cost of products sold in the prior quarter was a charge of $25 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves. Manufacturing expenses decreased $0.1 billion to $1.3 billion due principally to lower energy and labor costs and maintenance expenses.

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.3 billion.

Gross profit increased $0.1 billion or 14%, to $1.1 billion. Higher results in Human and Animal Nutrition ($43 million), Ag Services ($100 million), and Vantage Corn Processors ($38 million) were partially offset by lower results in Crushing ($42 million) and Starches and Sweeteners ($34 million). These factors are explained in the segment operating profit discussion on page 44. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $25 million in the prior year quarter compared to no impact in the current year due to the discontinuation of LIFO effective January 1, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased $36 million to $638 million due principally to higher variable performance-related compensation expense accruals.

Asset impairment, exit, and restructuring costs decreased $120 million to $16 million. Charges in the current quarter consisted of individually insignificant long-lived asset impairments and restructuring charges. Charges in the prior year quarter consisted of $35 million of impairments related to certain long-lived assets presented as specified items within the segment operating profit and $101 million of restructuring and pension remeasurement charges in Corporate related to early retirement and reorganization initiatives.

Interest expense decreased $22 million to $87 million due principally to lower interest rates and net interest savings from cross currency swaps.

Equity in earnings of unconsolidated affiliates increased $13 million to $103 million due to a loss in the prior year quarter from the Company’s investment in CIP which was sold in December 2019 and higher earnings from the Company’s investment in Soyven, partially offset by lower earnings from the Company’s investment in Wilmar.

Other income - net increased $54 million to $67 million. Income in the current quarter included gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by expenses related to the early repayment of debt. Income in the prior year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$171	$90	$81
Crushing	113	139	(26)
Refined Products and Other	78	71	7
Wilmar	51	62	(11)
Total Ag Services and Oilseeds	413	362	51

Carbohydrate Solutions
Starches and Sweeteners	177	215	(38)
Vantage Corn Processors	18	(23)	41
Total Carbohydrate Solutions	195	192	3

Nutrition
Human Nutrition	131	103	28
Animal Nutrition	27	14	13
Total Nutrition	158	117	41

Other Business	38	11	27

Specified Items:
Gains (losses) on sales of assets and businesses	23	—	23
Asset impairment and settlement charges	(14)	(37)	23
Total Specified Items	9	(37)	46

Total Segment Operating Profit	$813	$645	$168

Adjusted Segment Operating Profit(1)	$804	$682	$122

Segment Operating Profit	$813	$645	$168
Corporate	(261)	(371)	110
Earnings Before Income Taxes	$552	$274	$278

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 14%. Ag Services results were substantially higher year-over-year on strong execution in South America which helped deliver record quarterly origination and export volumes in a significantly improved margin environment, driven by a weaker Brazilian Real and strong farmer selling. Global trade also contributed to improved results as countries looked to secure stable supplies of food amid the pandemic. Lower interior grain margins impacted results in North America. In North America crushing, margins were impacted by COVID-19 effects on customers. South America crushing delivered significantly higher year-over-year results in an environment of solid domestic meal demand and the weaker Brazilian Real. In EMEAI, crush volumes and margins remained solid. Refined Products and Other results were higher year-over-year on improved biodiesel volumes and margins in North and South America as well as strong volumes and margins in refined and packaged oils in South America, partially offset by lower demand for biodiesel in EMEAI, and edible oils in both EMEAI and North America. Wilmar results were lower year-over-year.

Carbohydrate Solutions operating profit increased 2%. Starches and Sweeteners results were lower year-over-year, impacted by lower food service demand in North America and mark-to-market losses on corn oil contracts, partially offset by lower net raw material costs and strong risk management results. Wheat milling had another strong quarter, as solid retail demand and footprint optimization initiatives continued to drive results. Vantage Corn Processors results were higher than the prior year quarter driven by gains on inventory ownership and supported by favorable risk management and strong demand for industrial ethanol. While average industry margins were down against the prior year quarter, prices and margins improved throughout the quarter as lower production, including two idled ADM dry mills, and some recovery in driving miles led to falling industry stocks.

Nutrition operating profit increased 35%. Human Nutrition results were higher than the prior year quarter as flavors continued to deliver solid results on good sales mix and margin expansion in North America, partially offset by some softness in EMEAI. Strong execution to meet rising customer demand for plant-based proteins and edible beans drove higher results in Specialty Ingredients. Health & Wellness delivered higher performance on strong sales for probiotics, improved volumes and margins in fiber, and additional fermentation income. Animal Nutrition was higher year-over-year on continued execution on Neovia synergies, robust demand for pet food and treats, and improvement in amino acids drove improved results, despite impacts from COVID-19 on demand in some regions.

Other Business operating profit increased 245%. Improvements in underwriting performance at the captive insurance operations were partially offset by lower results from the Company’s futures commission and brokerage business.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2020	2019	Change
	(In millions)
LIFO adjustment	$—	$(25)	$25
Interest expense-net	(86)	(101)	15
Unallocated corporate costs	(194)	(132)	(62)
Early debt repayment expenses	(14)	—	(14)
Impairment and restructuring charges	(2)	(101)	99
Other income (charges)	35	(12)	47
Total Corporate	$(261)	$(371)	$110

Corporate results were a net charge of $261 million in the current quarter compared to $371 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserve resulted in a charge of $25 million in the prior quarter. Interest expense-net decreased $15 million due principally to lower interest rates and net interest savings from cross currency swaps. Unallocated corporate costs increased $62 million due to higher variable performance-related compensation expense accruals and costs transferred in from the businesses related to centralization of certain activities. Early debt repayment expenses were related to the make-whole call provision on a bond. Restructuring charges in the prior quarter, which included pension remeasurement charges, related to early retirement and reorganization initiatives. Other income in the current quarter included foreign exchange gains, an investment revaluation gain, and the non-service components of net pension benefit income. Other charges in the prior quarter included foreign exchange losses and a loss from the Company’s equity investment in CIP, which was sold in December 2019.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	562		566

Net earnings and reported EPS (fully diluted)	$469	$0.84	$235	$0.42
Adjustments:
LIFO adjustment - net of tax of $6 million in 2019 (1)	—	—	19	0.03
(Gains) losses on sales of assets and businesses - net of tax of $5 million in 2020 (2)	(18)	(0.03)	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $4 million in 2020 and $33 million in 2019 (2)	12	0.02	105	0.18
Early debt repayment expenses - net of tax of $3 million in 2020 (2)	11	0.02	—	—
Certain discrete tax adjustments	1	—	(19)	(0.03)
Total adjustments	6	0.01	105	0.18
Adjusted net earnings and adjusted EPS	$475	$0.85	$340	$0.60

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2020 and 2019.

	Three months ended
	June 30,
(In millions)	2020	2019	Change
Earnings before income taxes	$552	$274	$278
Interest expense	87	109	(22)
Depreciation and amortization	244	248	(4)
LIFO	—	25	(25)
(Gains) losses on sales of assets and businesses	(23)	—	(23)
Early debt repayment expenses	14	—	14
Asset impairment, restructuring, and settlement charges	16	138	(122)
Adjusted EBITDA	$890	$794	$96

	Three months ended
	June 30,
(In millions)	2020	2019	Change
Ag Services and Oilseeds	$502	$457	$45
Carbohydrate Solutions	274	274	—
Nutrition	217	173	44
Other Business	39	18	21
Corporate	(142)	(128)	(14)
Adjusted EBITDA	$890	$794	$96

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2020

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American crushing margins were compressed due to slow farmer selling and COVID-19 impacts on demand for meal and oil. South America saw record origination volumes as it benefited from strong farmer selling in Brazil driven by the devaluation of the Brazilian Real. Demand and margins for biodiesel remained solid in North and South America but were challenging in EMEAI. In Carbohydrate Solutions, demand for starches and sweeteners was soft early in the first half of the year due to the impacts of COVID-19 while margins remained solid. Wheat flour demand and margins in North America remained strong. Ethanol margins were mixed as U.S. industry ethanol production exceeded demand and inventories remained high early in the year but improved throughout the second quarter on lower stock levels as ADM and many ethanol producers idled some capacity. Nutrition benefited from improved mix and margins in flavors and robust demand for pet food, feed for livestock, plant-based proteins, and probiotics. Lower out-of-home consumption caused by COVID-19 lock down measures negatively impacted flavors volumes especially in the food service channel, and demand for aqua feed.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net earnings attributable to controlling interests increased $0.4 billion to $0.9 billion. Segment operating profit increased $0.2 billion to $1.4 billion. Included in segment operating profit in the current period was a net charge of $35 million consisting of asset impairment and restructuring charges and a gain on the sale of certain assets. Included in segment operating profit in the prior period was a net charge of $34 million consisting of asset impairment and settlement charges, a gain on the sale of certain assets, and a step-up gain on an equity investment. Adjusted segment operating profit increased $0.2 billion to $1.4 billion due primarily to higher results in Ag Services, Nutrition and Vantage Corn Processors, and higher equity earnings from the Wilmar investment, partially offset by lower results in Crushing and Starches and Sweeteners. Corporate results were a net charge of $485 million for the six months compared to $667 million the same period last year. Corporate results included a credit of $91 million from the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020, and early debt repayment expenses of $14 million for the six months, compared to restructuring charges of $103 million and a charge of $26 million from changes in agricultural commodity prices on LIFO inventory valuation reserves the same period last year.

Income taxes of $64 million decreased $53 million. The Company’s effective tax rate for the six months ended June 30, 2020 was 6.9% compared to 19.9% for the six months ended June 30, 2019. The change in the rate was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad credits recognized in the six months ended June 30, 2020, which are now reflected in the 2020 projected effective tax rate.

In March 2020, the CARES Act was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2020	2019	Change
Oilseeds	18,266	17,940	326
Corn	9,633	10,678	(1,045)
Total	27,899	28,618	(719)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds is due to increased capacity utilization at new plants combined with downtime in the prior year due to weather-related issues. The overall decrease in corn is primarily related to the idling of two dry mill facilities in the second quarter in response to the current challenging operating environment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$15,578	$15,407	$171
Crushing	4,718	4,665	53
Refined Products and Other	3,524	3,694	(170)
Total Ag Services and Oilseeds	23,820	23,766	54

Carbohydrate Solutions
Starches and Sweeteners	3,195	3,306	(111)
Vantage Corn Processors	1,135	1,538	(403)
Total Carbohydrate Solutions	4,330	4,844	(514)

Nutrition
Human Nutrition	1,442	1,402	40
Animal Nutrition	1,466	1,404	62
Total Nutrition	2,908	2,806	102

Other Business	193	185	8
Total	$31,251	$31,601	$(350)

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

Revenues decreased $0.4 billion to $31.3 billion due to lower sales prices and volumes. Lower sales prices of wheat and biodiesel and lower sales volumes of soybeans, alcohol, rice, and oils, were partially offset by higher sales prices of oils and higher sales volumes of wheat, corn, and meal. Ag Services and Oilseeds revenues increased $0.1 billion due to higher sales volumes ($0.2 billion) partially offset by lower sales prices ($0.1 billion). Carbohydrate Solutions revenues decreased 11% to $4.3 billion due to lower sales volumes ($0.3 billion) and lower sales prices ($0.2 billion). Nutrition revenues increased 4% to $2.9 billion due to higher sales prices ($0.1 billion).

Cost of products sold decreased $0.5 billion to $29.2 billion due to lower prices and volumes. Included in cost of products sold was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change in the current period compared to a charge of $26 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior period. Manufacturing expenses decreased $0.1 billion to $2.8 billion due principally to lower energy and labor costs and maintenance expenses, partially offset by railroad maintenance expenses..

Foreign currency translation impacts decreased both revenues and cost of products sold by $0.4 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased $0.2 billion or 8% to $2.1 billion. Higher results in Human and Animal Nutrition ($118 million), Ag Services ($182 million), and Vantage Corn Processors ($43 million) were partially offset by lower results in Crushing ($203 million) and Starches and Sweeteners ($75 million). These factors are explained in the segment operating profit discussion on page 51. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 had a positive impact on gross profit of $91 million in the current period compared to the negative impact of $26 million from changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior period.

Selling, general, and administrative expenses increased 3% to $1.3 billion due principally to higher variable performance-related compensation expense accruals, partially offset by lower compensation expenses.

Asset impairment, exit, and restructuring costs decreased $90 million to $57 million. Charges in the current period consisted primarily of impairments related to certain intangible and other long-lived assets and individually insignificant restructuring charges. Prior period charges consisted of $44 million of impairments related to certain long-lived assets presented as specified items within segment operating profit, and $103 million of restructuring and pension remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives.

Interest expense decreased $40 million to $170 million due principally to lower interest rates and net interest savings from cross currency swaps.

Equity in earnings of unconsolidated affiliates increased $52 million to $243 million due to higher earnings from the Company’s investments in Wilmar and SoyVen and a loss in the prior period from the Company’s investment in CIP which was sold in December 2019, partially offset by a loss in the current period from the Company’s investment in Olenex.

Other income - net increased $78 million to $99 million. Current period income included included foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business and expenses related to the early repayment of debt. Prior period income included gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$335	$165	$170
Crushing	183	355	(172)
Refined Products and Other	159	143	16
Wilmar	158	116	42
Total Ag Services and Oilseeds	835	779	56

Carbohydrate Solutions
Starches and Sweeteners	276	350	(74)
Vantage Corn Processors	(13)	(62)	49
Total Carbohydrate Solutions	263	288	(25)

Nutrition
Human Nutrition	244	191	53
Animal Nutrition	56	7	49
Total Nutrition	300	198	102

Other Business	49	25	24

Specified Items:
Gains (losses) on sales of assets and businesses	23	12	11
Asset impairment, restructuring, and settlement charges	(58)	(46)	(12)
Total Specified Items	(35)	(34)	(1)

Total Segment Operating Profit	$1,412	$1,256	$156

Adjusted Segment Operating Profit(1)	$1,447	$1,290	$157

Segment Operating Profit	$1,412	$1,256	$156
Corporate	(485)	(667)	182
Earnings Before Income Taxes	$927	$589	$338

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 7%. Ag Services results more than doubled compared to the prior period, which were negatively impacted by high water conditions in North America. Strong performance in global trade was driven by strong results in destination marketing and structured trade finance. Robust farmer selling in Brazil drove higher origination volumes and margins, which were partially offset by weaker results in North America. Crushing results were lower than the prior year period. Volumes were strong and execution margins were solid although below the high realized margins in the first half of 2019. The prior year period also benefited from positive timing effects. Refined Products and Other results were higher due to improved biodiesel margins in both North and South America, partially offset by lower biodiesel margins in EMEAI. Wilmar results were higher year-over-year.

Carbohydrate Solutions operating profit decreased 9%. Starches and Sweeteners results were down driven largely by negative mark-to-market timing effects on forward sales of corn oil. Absent those impacts, results were higher due to better operating performance at the Decatur facility, strong results in wheat milling, and improved conditions in EMEAI. VCP results improved from the prior period due to effective risk management and increased demand for industrial ethanol.

Nutrition operating profit increased 52%. Human Nutrition delivered strong performance and growth across its broad portfolio. Strong execution to meet rising customer demand for plant-based proteins and edible beans drove higher results in Specialty Ingredients. Additional fermentation revenue and strong sales for probiotics and fiber drove higher performance in Health & Wellness. Flavors continued to deliver solid results. Animal Nutrition results improved year-over-year driven by strong performance from Neovia, good volumes and margins in feed additives, and solid sales in pet care. Amino acids were negatively impacted by a decline in the global pricing environment.

Other Business operating profit increased 96%. Improvements in underwriting performance at the captive insurance operations were partially offset by loss provisions related to the Company’s futures commission and brokerage business.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2020	2019	Change
	(In millions)
LIFO credit (charge)	$91	$(26)	$117
Interest expense-net	(163)	(191)	28
Unallocated corporate costs	(383)	(315)	(68)
Expenses related to acquisitions	—	(14)	14
Early debt repayment expenses	(14)	—	(14)
Impairment and restructuring adjustments (charges)	1	(103)	104
Other charges	(17)	(18)	1
Total Corporate	$(485)	$(667)	$182

Corporate results were a net charge of $485 million in the current period compared to $667 million in the prior period. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the current period compared to a LIFO charge of $26 million in the prior period. Interest expense-net decreased $28 million due principally to lower interest rates and net interest savings from cross currency swaps. Unallocated corporate costs increased $68 million due principally to higher variable performance-related compensation expense accruals and costs transferred in from the businesses related to centralization of certain activities. Expenses related to acquisitions in the prior period related to the Neovia acquisition. Early debt repayment expenses were related to the make-whole call provision on a bond. Restructuring charges in the prior period, which included pension remeasurement charges, related to early retirement and reorganization initiatives. Other charges in the current period included railroad maintenance expenses of $73 million that had an offsetting benefit in income tax expense, partially offset by foreign exchange gains, an investment revaluation gain, and the non-service components of net pension benefit income. Other charges in the prior period included foreign exchange losses and a loss from the Company’s equity investment in CIP, which was sold in December 2019.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		566

Net earnings and reported EPS (fully diluted)	$860	$1.53	$468	$0.83
Adjustments:
LIFO charge (credit) - net of tax of $22 million in 2020 and $6 million in 2019 (1)	(69)	(0.12)	20	0.03
(Gains) losses on sales of assets and businesses - net of tax of $5 million in 2020 and $3 million in 2019 (2)	(18)	(0.03)	(9)	(0.02)
Asset impairment, restructuring, and settlement charges - net of tax of $13 million in 2020 and $34 million in 2019 (2)	44	0.08	115	0.20
Expenses related to acquisitions - net of tax of $5 million in 2019 (2)	—	—	9	0.02
Early debt repayment expenses - net of tax of $3 million(1)	11	0.02	—	—
Certain discrete tax adjustments	8	0.01	(2)	—
Total adjustments	(24)	(0.04)	133	0.23
Adjusted net earnings and adjusted EPS	$836	$1.49	$601	$1.06

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2020 and 2019.

	Six months ended
	June 30,
(In millions)	2020	2019	Change
Earnings before income taxes	$927	$589	$338
Interest expense	170	210	(40)
Depreciation and amortization	489	493	(4)
LIFO	(91)	26	(117)
(Gains) losses on sales of assets and businesses	(23)	(12)	(11)
Early debt repayment expenses	14	—	14
Expenses related to acquisitions	—	14	(14)
Railroad maintenance expenses	73	—	73
Asset impairment, restructuring, and settlement charges	57	149	(92)
Adjusted EBITDA	$1,616	$1,469	$147

	Six months ended
	June 30,
(In millions)	2020	2019	Change
Ag Services and Oilseeds	$1,016	$967	$49
Carbohydrate Solutions	422	452	(30)
Nutrition	416	307	109
Other	54	42	12
Corporate	(292)	(299)	7
Adjusted EBITDA	$1,616	$1,469	$147

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $0.4 billion for the six months compared to $2.7 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $2.0 billion for the six months compared to $3.7 billion for the same period last year. Inventories decreased approximately $1.4 billion primarily due to lower inventory quantities, partially offset by higher prices. Trade payables declined approximately $0.8 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $2.5 billion and $3.6 billion for the six months and the same period last year, respectively, was offset by $2.5 billion and $3.6 billion of net consideration received for beneficial interest obtained for selling trade receivables for the six months and the same period last year, respectively.

Cash provided by investing activities was $2.2 billion for the six months compared to $1.3 billion for the same period last year. Capital expenditures for the six months of $0.4 billion were comparable to the same period last year. Net assets of businesses acquired were $3 million for the six months compared to $1.9 billion for the same period last year due to the acquisition of Neovia in 2019. Net consideration received for beneficial interest obtained for selling trade receivables was $2.5 billion for the six months compared to $3.6 billion the same period last year.

Cash used in financing activities was $0.2 billion for the six months compared to cash provided of $0.3 billion for the same period last year. Long-term debt borrowings for the six months of $1.5 billion consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020 compared to long-term borrowings of $2 million for the same period last year. Commercial paper net payments for the six months were $0.7 billion compared to net borrowings of $1.4 billion for the same period last year. Proceeds from the borrowings in the current period will be used for general corporate purposes, including the reduction of short-term debt. Long-term debt payments for the six months of $0.5 billion related to the early redemption of the $0.5 billion aggregate principal amount of 4.479% debentures due in 2021 compared to $0.6 billion for the same period last year which primarily related to the €0.5 billion Floating Rate Notes that matured in June 2019. Share repurchases of $0.1 billion and dividends of $0.4 billion for the six months were comparable to the same period last year.

At June 30, 2020, the Company had $1.2 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1. Included in working capital was $4.6 billion of readily marketable commodity inventories. At June 30, 2020, the Company’s capital resources included shareholders’ equity of $19.3 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $10.9 billion, of which $9.7 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 31% and 29% at June 30, 2020 and December 31, 2019, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 29% at June 30, 2020 and December 31, 2019. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at June 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19 has not significantly impacted ADM’s capital and financial resources, and pricing on its revolving credit facility remains unchanged. However, in line with the overall markets, COVID-19 has created dislocations in the credit markets during certain periods in the first half of 2020 with corporate spreads increasing, partially offset by a decline in benchmark yields. The Company has utilized its diversified sources of liquidity, including its inventory financing and bilateral bank facilities, to ensure it has ample cash and is prepared for possible unexpected credit market disruptions. Additionally, ADM has been accepted into the Federal Reserve’s Commercial Paper Financing Facility and the Bank of England’s Covid Corporate Financing Facility ensuring uninterrupted access to both the U.S. and European commercial paper markets.  To date, the Company has not utilized these facilities.

As of June 30, 2020, the Company had $1.2 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $7.0 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2020, the Company utilized $0.6 billion of its facility under the Programs.

For the six months ended June 30, 2020, the Company spent approximately $0.4 billion in capital expenditures, $0.4 billion in dividends, and $0.1 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company acquired 3.8 million shares for the six months ended June 30, 2020, and has 105 million shares remaining that may be repurchased until December 31, 2024.

The Company expects capital expenditures of approximately $0.8 billion, dividends of $0.8 billion, and share repurchases of $0.1 billion during 2020.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2020 and December 31, 2019 were $13.2 billion and $12.2 billion, respectively.  The increase is primarily related to energy commitments and obligations to purchase higher quantities of agricultural commodity inventories. As of June 30, 2020, the Company expects to make payments related to purchase obligations of $12.2 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2020.

Off Balance Sheet Arrangements

In June 2020, the Company extended its accounts receivable securitization program (the “First Program”) with certain commercial and conduit purchases and committed purchasers (collectively, the “First Purchasers”) and decreased its facility from $1.3 billion to $1.2 billion. The First Program terminates on September 18, 2020 unless extended (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs.

There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2020.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2020 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2020		December 31, 2019
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$400	$40	$576	$58
Lowest position	(595)	(60)	(83)	(8)
Average position	(185)	(19)	280	28

The change in fair value of the average position was the result of a decrease in average quantities underlying the weekly commodity position partially offset by an increase in prices.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. AOT alleges that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. In May 2020, the court granted in part and denied in part the Company’s motion to dismiss, and the parties are engaged in discovery. On July 14, 2020, a putative class action lawsuit, alleging substantially the same operative facts, was filed in federal court in Nebraska by Green Plains Inc. and its related entities, seeking to represent all sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, conspired to fix the price they paid to farmers for raw peanuts. In May 2020, the court denied the Company’s motion to dismiss, and the parties are engaged in discovery. The Company denies liability and is vigorously defending itself, in this action. As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended June 30, 2020.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
April 1, 2020 to
April 30, 2020	4,652	$35.193	49	104,962,001

May 1, 2020 to
May 31, 2020	1,236	37.695	161	104,961,840

June 1, 2020 to
June 30, 2020	1,090	40.185	180	104,961,660
Total	6,978	$36.416	390	104,961,660

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2020, there were 6,588 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(10.1)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan

(10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: July 30, 2020