Form 10-Q
period 2020-09-30
Archer-Daniels-Midland Co
filed 2020-10-30
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Common Stock, no par value – 556,389,049 shares
(October 29, 2020)

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)

Revenues	$15,126	$16,726	$46,377	$48,327
Cost of products sold	14,084	15,648	43,276	45,349
Gross Profit	1,042	1,078	3,101	2,978

Selling, general, and administrative expenses	636	578	1,938	1,839
Asset impairment, exit, and restructuring costs	4	53	61	200
Interest expense	100	97	270	307
Equity in (earnings) losses of unconsolidated affiliates	(160)	(88)	(403)	(279)
Interest income	(16)	(47)	(71)	(142)
Other (income) expense – net	278	(18)	179	(39)
Earnings Before Income Taxes	200	503	1,127	1,092

Income tax (benefit) expense	(26)	95	38	212
Net Earnings Including Noncontrolling Interests	226	408	1,089	880

Less: Net earnings attributable to noncontrolling interests	1	1	4	5

Net Earnings Attributable to Controlling Interests	$225	$407	$1,085	$875

Average number of shares outstanding – basic	561	562	561	564

Average number of shares outstanding – diluted	562	563	563	565

Basic earnings per common share	$0.40	$0.72	$1.93	$1.55

Diluted earnings per common share	$0.40	$0.72	$1.93	$1.55

Dividends per common share	$0.36	$0.35	$1.08	$1.05

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)

Net earnings including noncontrolling interests	$226	$408	$1,089	$880
Other comprehensive income (loss):
Foreign currency translation adjustment	(154)	(251)	(429)	(236)
Tax effect	51	(35)	37	(38)
Net of tax amount	(103)	(286)	(392)	(274)

Pension and other postretirement benefit liabilities adjustment	(5)	7	—	10
Tax effect	3	—	(9)	15
Net of tax amount	(2)	7	(9)	25

Deferred gain (loss) on hedging activities	112	(2)	111	(65)
Tax effect	(22)	8	(23)	13
Net of tax amount	90	6	88	(52)

Unrealized gain (loss) on investments	(28)	7	(25)	12
Tax effect	—	—	(1)	(1)
Net of tax amount	(28)	7	(26)	11
Other comprehensive income (loss)	(43)	(266)	(339)	(290)
Comprehensive income (loss) including noncontrolling interests	183	142	750	590

Less: Comprehensive income (loss) attributable to noncontrolling interests	2	—	9	4

Comprehensive income (loss) attributable to controlling interests	$181	$142	$741	$586

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$948	$852
Segregated cash and investments	5,484	4,458
Trade receivables	2,616	2,267
Inventories	8,762	9,170
Other current assets	4,956	4,600
Total Current Assets	22,766	21,347

Investments and Other Assets
Investments in and advances to affiliates	4,771	5,132
Goodwill and other intangible assets	5,275	5,476
Other assets	2,167	1,936
Total Investments and Other Assets	12,213	12,544

Property, Plant, and Equipment
Land and land improvements	538	592
Buildings	5,429	5,381
Machinery and equipment	18,992	19,005
Construction in progress	1,037	1,021
	25,996	25,999
Accumulated depreciation	(16,180)	(15,893)
Net Property, Plant, and Equipment	9,816	10,106
Total Assets	$44,795	$43,997

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$209	$1,202
Trade payables	3,347	3,746
Payables to brokerage customers	6,069	5,022
Accrued expenses and other payables	4,280	3,757
Current maturities of long-term debt	2	7
Total Current Liabilities	13,907	13,734

Long-Term Liabilities
Long-term debt	7,922	7,672
Deferred income taxes	1,344	1,194
Other	2,196	2,114
Total Long-Term Liabilities	11,462	10,980

Temporary Equity - Redeemable noncontrolling interest	85	58

Shareholders’ Equity
Common stock	2,760	2,655
Reinvested earnings	19,311	18,958
Accumulated other comprehensive income (loss)	(2,749)	(2,405)
Noncontrolling interests	19	17
Total Shareholders’ Equity	19,341	19,225
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$44,795	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net earnings including noncontrolling interests	$1,089	$880
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	727	742
Asset impairment charges	50	50
Deferred income taxes	57	8
Equity in earnings of affiliates, net of dividends	(165)	(92)
Stock compensation expense	114	66
Loss on debt extinguishment	410	—
Deferred cash flow hedges	111	(65)
Gains on sales of assets and businesses	(132)	(37)
Other – net	34	148
Changes in operating assets and liabilities
Segregated investments	147	300
Trade receivables	(343)	276
Inventories	370	994
Deferred consideration in securitized receivables	(4,603)	(5,714)
Other current assets	(467)	(444)
Trade payables	(389)	(808)
Payables to brokerage customers	1,060	263
Accrued expenses and other payables	414	(206)
Total Operating Activities	(1,516)	(3,639)

Investing Activities
Purchases of property, plant, and equipment	(558)	(566)
Proceeds from sales of assets and businesses	708	43
Net assets of businesses acquired	(3)	(1,946)
Purchases of marketable securities	(2)	(26)
Proceeds from sales of marketable securities	1	67
Investments in and advances to affiliates	(5)	(12)
Investments in retained interest in securitized receivables	(2,121)	(3,813)
Proceeds from retained interest in securitized receivables	6,724	9,527
Other – net	(16)	(23)
Total Investing Activities	4,728	3,251

Financing Activities
Long-term debt borrowings	1,790	3
Long-term debt payments	(2,032)	(615)
Net borrowings (payments) under lines of credit agreements	(993)	960
Share repurchases	(117)	(150)
Cash dividends	(607)	(592)
Other – net	16	(36)
Total Financing Activities	(1,943)	(430)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,269	(818)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	2,990	3,843
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,259	$3,025

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$948	$932
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,311	2,093
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,259	$3,025

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$4,656	$5,657

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311
Comprehensive income
Net earnings			225		1
Other comprehensive income (loss)				(44)	1
Total comprehensive income						183
Dividends paid - $0.36 per share			(202)			(202)
Share repurchases	—		(5)			(5)
Stock compensation expense	—	39				39
Other	—	16	—	—	(1)	15
Balance, September 30, 2020	556	$2,760	$19,311	$(2,749)	$19	$19,341

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 2)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			1,085		4
Other comprehensive income (loss)				(344)	5
Total comprehensive income						750
Dividends paid - $1.08 per share			(607)			(607)
Share repurchases	(3)		(117)			(117)
Stock compensation expense	2	114				114
Other	—	(9)	—		(7)	(16)
Balance, September 30, 2020	556	$2,760	$19,311	$(2,749)	$19	$19,341

Balance, June 30, 2019	558	$2,588	$18,497	$(2,130)	$24	$18,979
Comprehensive income
Net earnings			407		1
Other comprehensive income (loss)				(265)	(1)
Total comprehensive income						142
Dividends paid - $0.35 per share			(197)			(197)
Share repurchases	(2)		(56)			(56)
Stock compensation expense	1	21				21
Other	—	8	—	—	(2)	6
Balance, September 30, 2019	557	$2,617	$18,651	$(2,395)	$22	$18,895

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			875		5
Other comprehensive income (loss)				(289)	(1)
Total comprehensive income						590
Dividends paid - $1.05 per share			(592)			(592)
Share repurchases	(4)		(150)			(150)
Stock compensation expense	2	66				66
Other	—	(9)	(9)	—	3	(15)
Balance, September 30, 2019	557	$2,617	$18,651	$(2,395)	$22	$18,895

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Effective January 1, 2020, the Company started reporting its newly created dry mill ethanol subsidiary, Vantage Corn Processors (VCP), as a sub-segment within the Carbohydrate Solutions segment. VCP replaces the Bioproducts sub-segment which included the combined results of the Company’s corn dry and wet mill ethanol operations. The wet mill ethanol operations that were previously reported in Bioproducts are now included in the Starches and Sweeteners sub-segment. In addition to dry mill ethanol production, VCP sells/brokers ADM’s wet mill ethanol production as the sole marketer of ethanol produced at the Company’s facilities. The change does not have an impact on the total results of the Carbohydrate Solutions segment.

Prior period information in Notes 4 and 14 has been reclassified to conform to the current period segment presentation.

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances represent deposits received from customers of the Company’s registered futures commission merchant and commodity brokerage services, cash margins and securities pledged to commodity exchange clearinghouses, and cash pledged as security under certain insurance arrangements. Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business. To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and cash equivalents on the consolidated statements of cash flows.

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts totaling $105 million and $110 million at September 30, 2020 and December 31, 2019, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $7 million and $32 million in the three and nine months ended September 30, 2020, respectively, and $3 million and $10 million in the three and nine months ended September 30, 2019.

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

If the Company had not made the accounting change, the effect of LIFO valuation on ADM’s operating results would have been an increase in cost of products sold of $50 million ($38 million after tax, equal to $0.07 per diluted share) in the three months ended September 30, 2020 and an increase in cost of goods sold of $7 million ($5 million after tax, equal to $0.01 per diluted share) in the nine months ended September 30, 2020, with no impact to the consolidated statement of cash flows.

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

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $87 million and $310 million for the three and nine months ended September 30, 2020, respectively, and $134 million and $377 million for the three and nine months ended September 30, 2019, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $344 million and $604 million as of September 30, 2020 and December 31, 2019, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues for the three and nine months ended September 30, 2020 were $121 million and $742 million, respectively, and $193 million and $519 million for the three and nine months ended September 30, 2019, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$776	$87	$863	$6,489	$7,352
Crushing	113	—	113	2,204	2,317
Refined Products and Other	462	—	462	1,396	1,858
Total Ag Services and Oilseeds	1,351	87	1,438	10,089	11,527
Carbohydrate Solutions
Starches and Sweeteners	1,162	—	1,162	412	1,574
Vantage Corn Processors	490	—	490	—	490
Total Carbohydrate Solutions	1,652	—	1,652	412	2,064
Nutrition
Human Nutrition	719	—	719	—	719
Animal Nutrition	732	—	732	—	732
Total Nutrition	1,451	—	1,451	—	1,451

Other Business	84	—	84	—	84
Total Revenues	$4,538	$87	$4,625	$10,501	$15,126

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Nine Months Ended September 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,504	$310	$2,814	$20,116	$22,930
Crushing	493	—	493	6,542	7,035
Refined Products and Other	1,501	—	1,501	3,881	5,382
Total Ag Services and Oilseeds	4,498	310	4,808	30,539	35,347
Carbohydrate Solutions
Starches and Sweeteners	3,539	—	3,539	1,230	4,769
Vantage Corn Processors	1,625	—	1,625	—	1,625
Total Carbohydrate Solutions	5,164	—	5,164	1,230	6,394
Nutrition
Human Nutrition	2,161	—	2,161	—	2,161
Animal Nutrition	2,198	—	2,198	—	2,198
Total Nutrition	4,359	—	4,359	—	4,359

Other Business	277	—	277	—	277
Total Revenues	$14,298	$310	$14,608	$31,769	$46,377

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.	Revenues (Continued)

	Three Months Ended September 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,369	$134	$1,503	$6,743	$8,246
Crushing	175	—	175	2,290	2,465
Refined Products and Other	628	—	628	1,277	1,905
Total Ag Services and Oilseeds	2,172	134	2,306	10,310	12,616
Carbohydrate Solutions
Starches and Sweeteners	1,098	—	1,098	428	1,526
Vantage Corn Processors	1,039	—	1,039	—	1,039
Total Carbohydrate Solutions	2,137	—	2,137	428	2,565
Nutrition
Human Nutrition	703	—	703	—	703
Animal Nutrition	754	—	754	—	754
Total Nutrition	1,457	—	1,457	—	1,457

Other Business	88	—	88	—	88
Total Revenues	$5,854	$134	$5,988	$10,738	$16,726

	Nine Months Ended September 30, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,509	$377	$2,886	$20,767	$23,653
Crushing	546	—	546	6,584	7,130
Refined Products and Other	1,665	—	1,665	3,934	5,599
Total Ag Services and Oilseeds	4,720	377	5,097	31,285	36,382
Carbohydrate Solutions
Starches and Sweeteners	3,507	—	3,507	1,275	4,782
Vantage Corn Processors	2,627	—	2,627	—	2,627
Total Carbohydrate Solutions	6,134	—	6,134	1,275	7,409
Nutrition
Human Nutrition	2,105	—	2,105	—	2,105
Animal Nutrition	2,158	—	2,158	—	2,158
Total Nutrition	4,263	—	4,263	—	4,263

Other Business	273	—	273	—	273
Total Revenues	$15,390	$377	$15,767	$32,560	$48,327

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

Other Business

Other Business includes the Company’s futures commission business whose primary sources of revenue are commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed. Other Business also includes the Company’s captive insurance business which generates third party revenue through its proportionate share of premiums from third-party reinsurance pools. Reinsurance premiums are recognized on a straight-line basis over the period underlying the policy.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,572	$2,092	$5,664
Unrealized derivative gains:
Commodity contracts	—	894	580	1,474
Foreign currency contracts	—	292	—	292
Interest rate contracts	—	32	—	32
Cash equivalents	496	—	—	496
Marketable securities	9	—	—	9
Segregated investments	1,158	—	—	1,158
Deferred receivables consideration	—	272	—	272
Total Assets	$1,663	$5,062	$2,672	$9,397

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$592	$796	$1,388
Foreign currency contracts	—	547	—	547
Interest rate contracts	—	34	—	34
Debt conversion option	—	—	32	32
Inventory-related payables	—	482	7	489
Total Liabilities	$—	$1,655	$835	$2,490

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,227	$1,477	$4,704
Unrealized derivative gains:
Commodity contracts	—	277	201	478
Foreign currency contracts	—	138	—	138
Interest rate contracts	—	3	—	3
Cash equivalents	505	—	—	505
Marketable securities	5	—	—	5
Segregated investments	628	—	—	628
Deferred receivables consideration	—	446	—	446
Total Assets	$1,138	$4,091	$1,678	$6,907

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$375	$199	$574
Foreign currency contracts	—	125	—	125
Interest rate contracts	—	43	—	43
Inventory-related payables	—	702	27	729
Total Liabilities	$—	$1,245	$226	$1,471

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

The Company has deferred consideration under its accounts receivable securitization program (the “First Program”) which represents notes receivable from the purchasers under the First Program (see Note 16 for more information). This amount is reflected in other current assets on the consolidated balance sheets (see Note 7 for more information). The Company carries the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received. The fair value is principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the First Program, which have historically been insignificant.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2020.

	Level 3 Fair Value Asset Measurements at
	September 30, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2020	$1,399	$442	$1,841
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	258	286	544
Purchases	3,181	—	3,181
Sales	(2,703)	—	(2,703)
Settlements	—	(96)	(96)
Transfers into Level 3	290	13	303
Transfers out of Level 3	(333)	(65)	(398)
Ending balance, September 30, 2020	$2,092	$580	$2,672

* Includes increase in unrealized gains of $392 million relating to Level 3 assets still held at September 30, 2020.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2020.

	Level 3 Fair Value Liability Measurements at
	September 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, June 30, 2020	$14	$363	$—	$377
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(3)	618	15	630
Purchases and issuance of debt conversion option	3	—	17	20
Sales	(7)	—	—	(7)
Settlements	—	(188)	—	(188)
Transfers into Level 3	—	24	—	24
Transfers out of Level 3	—	(21)	—	(21)
Ending balance, September 30, 2020	$7	$796	$32	$835

* Includes increase in unrealized losses of $635 million relating to Level 3 liabilities still held at September 30, 2020.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020.

	Level 3 Fair Value Asset Measurements at
	September 30, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2019	$1,477	$201	$1,678
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	626	732	1,358
Purchases	9,600	—	9,600
Sales	(9,838)	—	(9,838)
Settlements	—	(331)	(331)
Transfers into Level 3	290	57	347
Transfers out of Level 3	(63)	(79)	(142)
Ending balance, September 30, 2020	$2,092	$580	$2,672

* Includes increase in unrealized gains of $1.2 billion relating to Level 3 assets still held at September 30, 2020.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020.

	Level 3 Fair Value Liability Measurements at
	September 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2019	$27	$199	$—	$226
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	1	1,070	15	1,086
Purchases and issuance of debt conversion option	11	—	17	28
Sales	(32)	—		(32)
Settlements	—	(521)		(521)
Transfers into Level 3	—	79		79
Transfers out of Level 3	—	(31)		(31)
Ending balance, September 30, 2020	$7	$796	$32	$835

* Includes increase in unrealized losses of $1.1 billion relating to Level 3 liabilities still held at September 30, 2020.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2020 and December 31, 2019. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2020 is a weighted average 20.6% of the total price for assets and 56.4% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2020		December 31, 2019
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	20.6%	56.4%	28.2%	14.7%
Transportation cost	15.8%	—%	24.7%	—%

Commodity Derivative Contracts
Basis	12.6%	18.7%	16.0%	20.2%
Transportation cost	5.2%	4.3%	9.7%	3.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$276	$547	$125	$120
Commodity Contracts	1,474	1,388	478	574
Debt Conversion Option	—	32	—	—
Total	$1,750	$1,967	$603	$694

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2020 and 2019.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended September 30, 2020
Consolidated Statement of Earnings	$15,126	$14,084	$278	$100

Pre-tax gains (losses) on:
Foreign Currency Contracts	$8	$(77)	$(85)	$—
Commodity Contracts	—	(272)	—	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$8	$(349)	$(85)	$(15)	$(441)

Three Months Ended September 30, 2019
Consolidated Statement of Earnings	$16,726	$15,648	$(18)	$97

Pre-tax gains (losses) on:
Foreign Currency Contracts	$17	$(81)	$(6)	$—
Commodity Contracts	—	153	—	—
Total gain (loss) recognized in earnings	$17	$72	$(6)	$—	$83

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Nine Months Ended September 30, 2020
Consolidated Statement of Earnings	$46,377	$43,276	$179	270

Pre-tax gains (losses) on:
Foreign Currency Contracts	$54	$(738)	$(13)	$—
Commodity Contracts	—	321	55	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$54	$(417)	$42	$(15)	$(336)

Nine Months Ended September 30, 2019
Consolidated Statement of Earnings	$48,327	$45,349	$(39)	$307

Pre-tax gains (losses) on:
Foreign Currency Contracts	$15	$(30)	$(22)	$—
Commodity Contracts	—	142	—	—
Total gain (loss) recognized in earnings	$15	$112	$(22)	$—	$105

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of September 30, 2020 and cash flow, fair value, and net investment hedges as of December 31, 2019.

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

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.3 billion and $1.2 billion as of September 30, 2020 and December 31, 2019, respectively, and foreign exchange forwards with an aggregate notional amount of $1.8 billion as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company had after-tax losses of $80 million and after-tax gains of $6 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. During the nine months ended September 30, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

As of September 30, 2020 and December 31, 2019, the Company had after-tax losses of $8 million and $43 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statements of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2020 and December 31, 2019, the Company had after-tax losses of $41 million and $5 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $41 million of the September 30, 2020 after-tax losses in its consolidated statements of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 72 million bushels of corn per month. Due to the temporarily idled dry mill assets, the Company is currently grinding approximately 56 million bushels of corn per month.  During the past 12 months, the Company hedged between 20% and 60% of its monthly grind.  At September 30, 2020, the Company had designated hedges representing between 11% and 34% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 91 million gallons of ethanol sales per month under these programs. The Company had no hedges related to ethanol sales as of September 30, 2020.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 52% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At September 30, 2020, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$16	$—	$13	$5
Interest Rate Contracts	32	34	3	43
Total	$48	$34	$16	$48

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2020 and 2019.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended September 30, 2020
Consolidated Statement of Earnings	$15,126	$14,084	$100	$278

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$1	$79	$—	$—
Interest Contracts	—	—	—	(14)
Total gain (loss) recognized in earnings	$1	$79	$—	$(14)	$66

Three Months Ended September 30, 2019
Consolidated Statement of Earnings	$16,726	$15,648	$97	$(18)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$3	$1	$—	$—
Interest Contracts	—	—	—	(21)
Total gain (loss) recognized in earnings	$3	$1	$—	$(21)	$(17)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.	Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Nine Months Ended September 30, 2020
Consolidated Statement of Earnings	$46,377	$43,276	$270	$179

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$9	$19	$—	$—
Interest Contracts	—	—	(8)	(55)
Total gain (loss) recognized in earnings	$9	$19	$(8)	$(55)	$(35)

Nine Months Ended September 30, 2019
Consolidated Statement of Earnings	$48,327	$45,349	$307	$(39)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(5)	$7	$—	$—
Interest Contracts	—	—	—	(29)
Total gain (loss) recognized in earnings	$(5)	$7	$—	$(29)	$(27)

Other Net Investment Hedging Strategies

The Company has designated €1.5 billion and €1.7 billion of its outstanding long-term debt and commercial paper borrowings at September 30, 2020 and December 31, 2019, respectively, as hedges of its net investment in a foreign subsidiary. As of September 30, 2020 and December 31, 2019, the Company had after-tax losses of $29 million and after-tax gains of $7 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2020	2019
	(In millions)
Unrealized gains on derivative contracts	$1,798	$619
Deferred receivables consideration	272	446
Customer omnibus receivable	888	1,014
Financing receivables - net (1)	331	395
Insurance premiums receivable	25	41
Prepaid expenses	308	318
Biodiesel tax credit	89	541
Tax receivables	665	579
Non-trade receivables (2)	296	369
Other current assets	284	278
	$4,956	$4,600

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Other Current Assets (Continued)

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million and $3 million at September 30, 2020 and December 31, 2019, respectively. Interest earned on financing receivables of $4 million and $15 million for the three and nine months ended September 30, 2020, respectively, and $5 million and $19 million for the three and nine months ended September 30, 2019, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $77 million and $81 million of reinsurance recoverables as of September 30, 2020 and December 31, 2019, respectively.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2020	2019
	(In millions)
Unrealized losses on derivative contracts	$1,969	$742
Accrued compensation	349	300
Income tax payable	61	72
Other taxes payable	120	120
Biodiesel tax credit payable	17	332
Insurance claims payable	277	284
Contract liability	344	604
Current maturities - operating leases	251	215
Other accruals and payables	892	1,088
	$4,280	$3,757

Note 9.	Debt and Financing Arrangements

On March 27, 2020, the Company issued $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively. Net proceeds before expenses for the 2.75% and 3.25% Notes were $492 million and $988 million, respectively.

During the second half of 2020, the global credit market stabilized with corporate credit spreads below pre-pandemic levels. Continued actions by central banks provided additional support in both the short-term and long-term funding markets further stabilizing corporate credit markets. Low benchmark yields and favorable credit spreads coupled with continued strong cash flow generation during the second half of the year presented opportunities for ADM to re-balance the company’s liability portfolio to pre-pandemic levels. Starting in June 2020, ADM began a series of liability management transactions including multiple early debt redemptions and the $0.7 billion debt tender in September 2020 to capitalize on all-time low interest rates:

In June 2020, the Company redeemed $495 million aggregate principal amount of 4.479% debentures due in 2021 and recognized a debt extinguishment charge of $14 million in the nine months ended September 30, 2020.

In September 2020, the Company redeemed $400 million aggregate principal amount of 3.375% notes due in 2022 and recognized a debt extinguishment charge of $19 million in the quarter ended September 30, 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.    Debt and Financing Arrangements (Continued)

In September 2020, the Company repurchased $665 million aggregate principal amount of certain of its outstanding notes and debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its cash tender offers, the Company paid aggregate total consideration of $933 million for the Debentures accepted for repurchase. The cash tender offers were partially financed by the proceeds of the exchangeable bonds issued by the Company's wholly-owned subsidiary, ADM Ag Holding Limited (“ADM Ag”), on August 26, 2020 as discussed below. The Company recognized a debt extinguishment charge of $374 million in the quarter ended September 30, 2020 which consisted of make-whole premiums and the write-off of debt issuance costs.

In September 2020, the Company’s wholly-owned subsidiary, ADM Germany GmbH, redeemed $100 million aggregate principal amount of private placement notes due in 2021 and 2024 and recognized a debt extinguishment charge of $3 million in the quarter ended September 30, 2020.

On August 26, 2020, ADM Ag issued $300 million aggregate principal amount of zero coupon exchangeable bonds (the “Bonds”) due in 2023 to non-U.S. persons outside of the U.S. Subject to and upon compliance with the terms and conditions of the Bonds and any conditions, procedures, and certifications prescribed thereunder, the Bonds will be exchangeable for ordinary shares of Wilmar International Limited (“Wilmar”) currently held by the Company’s consolidated subsidiaries. Effective October 6, 2020, holders of the Bonds will be entitled to receive 50,597.0453 Wilmar shares (the “Exchange Property per Bond”) for each $200,000 principal amount of the Bonds, on the exercise of their exchange rights, subject to dividend adjustments. Effective February 26, 2022, ADM Ag has the option to call the outstanding Bonds at their principal amount if the value of the Exchange Property per Bond exceeds 120% of the principal amount for 20 consecutive trading days. The Company accounts for the Bond’s exchange feature as an equity-linked embedded derivative that is not clearly and closely related to the host debt instrument since it is indexed to Wilmar’s stock. As such, it does not qualify for the scope exception in ASC Topic 815, Derivatives and Hedging and is bifurcated and measured at fair value with changes in fair value recognized as interest expense. The fair value of the embedded derivative included in long-term debt as of September 30, 2020 was $32 million, valued with the assistance of a third-party pricing service (a level 3 measurement under applicable accounting standards). The Company unconditionally and irrevocably guarantees the payment of all sums payable and the performance of all of ADM Ag’s other obligations under the Bonds. In contemplation of the issuance of the Bonds, the Company's wholly-owned subsidiary, Archer Daniels Midland Asia-Pacific Limited, that holds shares in Wilmar, entered into a stock borrowing and lending agreement with Goldman Sachs International.

At September 30, 2020, the fair value of the Company’s long-term debt exceeded the carrying value by $2.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2020, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $10.7 billion, of which $9.1 billion was unused.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2020.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable, of which $0.4 billion was unused as of September 30, 2020 (see Note 16 for more information about the Programs).

Note 10.	Income Taxes

The Company’s effective tax rates were a benefit of 13.0% and an expense of 3.4% for the three and nine months ended September 30, 2020, respectively, compared to an expense of 18.9% and 19.4% for the three and nine months ended September 30, 2019, respectively. The change in rates for the three and nine months was due to a shift in the geographical mix of forecasted pretax earnings and significant transactions that occurred during the quarter, including the early debt retirement and the tax-free sale of a portion of the Company's shares in Wilmar, which resulted in a significant decrease in the previously forecasted 2020 effective tax rate. The change in rates was also due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad tax credits recognized in the quarter ended March 31, 2020. The 45G railroad tax credits have an offsetting expense in cost of products sold.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of September 30, 2020, these assessments totaled $11 million in tax and $44 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $34 million in tax and $25 million in interest (adjusted for variation in currency exchange rates as of September 30, 2020).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of September 30, 2020, this assessment was $95 million in tax and $38 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of September 30, 2020, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

During the quarter ended June 30, 2020, the ongoing litigation between the Company’s wholly-owned subsidiary, ADM do Brasil Ltda. and the Brazilian Federal Revenue Service was favorably resolved without any tax due. The litigation related to assessments received with respect to the tax deductibility of commodity hedging losses and related expenses. The Company does not expect to receive any additional tax assessments with respect to this issue.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.	Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 10 months to 49 years. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at September 30, 2020.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Three Months Ended		Nine Months Ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
	(In millions)
Lease cost:
Operating lease cost	$84	$51	$231	$197
Short-term lease cost	19	24	73	71
Total lease cost	$103	$75	$304	$268

Other information:
Operating lease liability principal payments			$222	$149
Right-of-use assets obtained in exchange for new operating lease liabilities			$244	$192

			Sep 30, 2020	Dec 31, 2019
Weighted-average remaining lease term - operating leases (in years)			7	7
Weighted average discount rate - operating leases			4.3%	4.6%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities.

Undiscounted
Cash Flows
(In millions)
Remainder of 2020	$76
2021	284
2022	252
2023	204
2024	144
2025	83
Thereafter	250
Total	1,293

Less interest (1)	(180)
Lease liability	$1,113

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Leases (Continued)

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.
As of September 30, 2020 and December 31, 2019, the Company had right-of-use assets included in Other assets of $1.1 billion and $1.0 billion, respectively, current lease liabilities included in Accrued expenses and other payables of $251 million and $215 million, respectively, and non-current lease liabilities included in Other long-term liabilities of $862 million and $781 million, respectively, in its consolidated balance sheets.

Note 12.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2020 and the reclassifications out of AOCI for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at June 30, 2020	$(2,445)	$(14)	$(275)	$29	$(2,705)
Other comprehensive income (loss) before reclassifications	(155)	178	(5)	(28)	(10)
Amounts reclassified from AOCI	—	(66)	—	—	(66)
Tax effect	51	(22)	3	—	32
Net of tax amount	(104)	90	(2)	(28)	(44)
Balance at September 30, 2020	$(2,549)	$76	$(277)	$1	$(2,749)

	Nine months ended September 30, 2020
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)
Other comprehensive income (loss) before reclassifications	(434)	76	(5)	(25)	(388)
Amounts reclassified from AOCI	—	35	5	—	40
Tax effect	37	(23)	(9)	(1)	4
Net of tax amount	(397)	88	(9)	(26)	(344)
Balance at September 30, 2020	$(2,549)	$76	$(277)	$1	$(2,749)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2020	2019	2020	2019
	(In millions)
Foreign currency translation adjustment
	$—	$—	$—	$(1)	Other (income) expense-net
	—	—	—	—	Tax
	$—	$—	$—	$(1)	Net of tax

Deferred loss (gain) on hedging activities
	$(1)	$(3)	$(9)	$5	Revenues
	(79)	(1)	(19)	(7)	Cost of products sold
	14	21	55	29	Other (income) expense-net
	—	—	8	—	Interest expense
	(66)	17	35	27	Total before tax
	19	4	5	—	Tax
	$(47)	$21	$40	$27	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(9)	$—	$(25)	$(13)	Other (income) expense-net
Actuarial losses	9	3	30	10	Other (income) expense-net
	—	3	5	(3)	Total before tax
	1	1	(10)	16	Tax
	$1	$4	$(5)	$13	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 13.	Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Gains on sales of assets	$(68)	$(7)	$(132)	$(37)
Early debt retirement charges	396	—	410	—
Other – net	(50)	(11)	(99)	(2)
Other (Income) Expense - Net	$278	$(18)	$179	$(39)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.     Other (Income) Expense - Net (Continued)

Gains on sales of assets in the three months ended September 30, 2020 included gains related to the sale of a portion of the Company's shares in Wilmar, which decreased the Company’s ownership interest from 24.8% as of December 31, 2019 to 22.1% as of September 30, 2020, and net gains on the sale of certain other assets, and disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the nine months ended September 30, 2020 included gains on the sale of a portion of the Company's shares in Wilmar shares, an investment revaluation gain, net gains on the sale of certain assets, and disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three months ended September 30, 2019 included gains on disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the nine months ended September 30, 2019 included gains on the sale of certain assets, step-up gains on equity investments, and gains on disposals of individually insignificant assets in the ordinary course of business.

Early debt retirement charges in the three and nine months ended September 30, 2020 related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020 (see Note 9 for more information).

Other - net in the three and nine months ended September 30, 2020 included the non-service components of net pension benefit income of $7 million and $28 million, respectively, and other income. Other - net in the nine months ended September 30, 2020 also included loss provisions related to the Company’s futures commission and brokerage business and foreign exchange gains. Other - net in the three and nine months ended September 30, 2019 included the non-service components of net pension benefit income of $2 million and $10 million, respectively, and other income, partially offset by foreign exchange losses.

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts, tree nuts, and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment's grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company's customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. This segment also includes the Company's share of the results of its equity investment in Wilmar and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex Sarl, and SoyVen joint ventures. In August 2020, the Company sold a portion of its shares in Wilmar, decreasing its ownership interest from 24.8% as of December 31, 2019 to 22.1% as of September 30, 2020.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, the equity results of early-stage start-up companies that ADM Ventures has investments in, and the Company’s share of the results of its equity investment in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) (CIP), which was sold in December 2019.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Gross revenues
Ag Services and Oilseeds	$13,415	$14,440	$40,196	$41,041
Carbohydrate Solutions	2,335	3,018	7,102	8,472
Nutrition	1,481	1,481	4,471	4,322
Other Business	84	88	277	273
Intersegment elimination	(2,189)	(2,301)	(5,669)	(5,781)
Total gross revenues	$15,126	$16,726	$46,377	$48,327

Intersegment sales
Ag Services and Oilseeds	$1,888	$1,824	$4,849	$4,659
Carbohydrate Solutions	271	453	708	1,063
Nutrition	30	24	112	59
Total intersegment sales	$2,189	$2,301	$5,669	$5,781

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$7,352	$8,246	$22,930	$23,653
Crushing	2,317	2,465	7,035	7,130
Refined Products and Other	1,858	1,905	5,382	5,599
Total Ag Services and Oilseeds	11,527	12,616	35,347	36,382
Carbohydrate Solutions
Starches and Sweeteners	1,574	1,526	4,769	4,782
Vantage Corn Processors	490	1,039	1,625	2,627
Total Carbohydrate Solutions	2,064	2,565	6,394	7,409
Nutrition
Human Nutrition	719	703	2,161	2,105
Animal Nutrition	732	754	2,198	2,158
Total Nutrition	1,451	1,457	4,359	4,263

Other Business	84	88	277	273
Total revenues from external customers	$15,126	$16,726	$46,377	$48,327

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.	Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Segment operating profit
Ag Services and Oilseeds	$436	$417	$1,271	$1,196
Carbohydrate Solutions	246	182	509	470
Nutrition	147	118	447	316
Other Business	20	47	69	72
Specified Items:
Gains (losses) on sales of assets and businesses(1)	57	—	80	12
Impairment, restructuring, and settlement charges(2)	(2)	(6)	(60)	(52)
Total segment operating profit	904	758	2,316	2,014
Corporate	(704)	(255)	(1,189)	(922)
Earnings before income taxes	$200	$503	$1,127	$1,092

(1) Current quarter and year-to-date gain consisted of a gain on the sale of a portion of the Company’s shares in Wilmar and certain other assets. Prior year-to-date gains consisted of a gain on the sale of certain assets and a step-up gain on an equity investment.

(2) Current quarter and year-to-date charges related to the impairment of certain long-lived assets, restructuring, and a settlement. Prior quarter and year-to-date charges related to the impairment of certain long-lived assets and a settlement.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2020 consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $1 million. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2020 consisted primarily of $50 million of impairments related to certain intangible and other long-lived assets and $11 million of restructuring charges.

Asset impairment, exit, and restructuring costs in the three and nine months ended September 30, 2019 consisted of $6 million and $50 million, respectively, of impairments related to certain long-lived assets presented as specified items within segment operating profit and $47 million and $150 million, respectively, of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives.

The Company recorded a $35 million impairment related to a Company facility in the nine months ended September 30, 2019, based on the fair value of the asset determined using a third-party market participant’s offer to purchase the facility.

In April 2020, the Company temporarily idled ethanol production at its corn dry mill facilities in Cedar Rapids, Iowa, and Columbus, Nebraska. During the quarter ended September 30, 2020, the Company performed an impairment assessment on its corn processing business, which includes all assets where ethanol is produced, and determined that no impairment was required based on the Company’s forecast of undiscounted cash flows. The Company currently expects that the idled facilities will be restarted as demand for ethanol improves within the next 12 months.
Note 16.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables in turn transfers such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Receivables receives a cash payment of up to $1.2 billion and an additional amount upon the collection of the accounts receivable (deferred consideration). The First Program terminates on May 18, 2021, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Sale of Accounts Receivable (Continued)

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers a portion of the purchased accounts receivable together with an equally proportional security interest in all of its right, title, and interest in the remaining purchased accounts receivable to each of the Second Purchasers. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) for the accounts receivables transferred. The Second Program terminates on March 12, 2021, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred consideration under the First Program. At September 30, 2020 and December 31, 2019, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of September 30, 2020 and December 31, 2019, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.7 billion and $1.9 billion, respectively. In exchange for the transfers as of September 30, 2020 and December 31, 2019, the Company received cash of $1.4 billion and $1.4 billion, respectively, and recorded a receivable for deferred consideration included in other current assets of $0.3 billion and $0.4 billion, respectively. Cash collections from customers on receivables sold were $24.2 billion and $25.1 billion for the nine months ended September 30, 2020 and 2019, respectively. Of this amount, $6.7 billion and $9.5 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the nine months ended September 30, 2020 and 2019, respectively. Deferred receivables consideration is paid to the Company in cash on behalf of the First Purchasers as receivables are collected; however, as this is a revolving facility, cash collected from the Company’s customers is reinvested by the First Purchasers daily in new receivable purchases under the First Program.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $7 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 16.     Sale of Accounts Receivable (Continued)

On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers a portion of the purchased accounts receivable together with an equally proportional security interest in all of its right, title, and interest in the remaining purchased accounts receivable to each of the First Purchasers. In exchange, ADM Receivables receives a cash payment for the accounts receivables transferred.

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

Effective January 1, 2020, the Company started reporting its newly created dry mill ethanol subsidiary, Vantage Corn Processors (VCP), as a sub-segment within the Carbohydrate Solutions segment. VCP replaces the Bioproducts sub-segment which included the combined results of the Company’s corn dry and wet mill ethanol operations. The wet mill ethanol operations that were previously reported in Bioproducts are now included in the Starches and Sweeteners sub-segment. In addition to dry mill ethanol production, VCP sells/brokers ADM’s wet mill ethanol production as the sole marketer of ethanol produced at the Company’s facilities. The change does not have an impact on the total results of the Carbohydrate Solutions segment. The Company’s review of its strategic options related to VCP is ongoing.

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

•
the temporary idling in April 2020 of ethanol production at the corn dry mill facilities in Cedar Rapids, Iowa, and Columbus, Nebraska due to reduced demand. To better align production with current demand, the Company has also reduced the ethanol grind at its corn wet mill plants and rebalanced grind to produce more industrial alcohol for the sanitizer market and industrial starches for the container board market;

•	the sale in August 2020 of a portion of the Company’s shares in Wilmar and the issuance of $300 million aggregate principal amount of zero-coupon bonds, exchangeable into Wilmar shares;

•	the repurchase and redemption in September 2020 of $1.2 billion aggregate principal amount of debentures and notes;

•	the announcement in October 2020 of an agreement with Spiber Inc. (Spiber) to expand the production of Spiber’s innovative Brewed Protein™ polymers for use in apparel and other consumer products;

•
the announcement in October 2020 of the Company’s plan to construct a new, state-of-the-art facility in Valencia, Spain, that will expand its capabilities to meet growing demand for microbiome solutions; and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
the announcement in October 2020 of the launch of PlantPlus Foods, a 30% joint venture with Marfrig, one of the world’s leading beef producers and the world’s largest beef patty producer, that will offer a wide range of finished plant-based food products across North and South America

The Company executes its strategic vision through three pillars: Optimize the Core, Drive Efficiencies, and Expand Strategically, all supported by its Readiness effort. The Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2020

The Company is subject to a variety of market factors which affect the Company's operating results. North American grain and oilseeds export demand was strong with good buying from China and the rest of the world. Global crushing margins and margins for oil and biodiesel in South America strengthened due to the increasingly tight soybean supplies in South America. Margins for starches and sweeteners and wheat flour remained solid while demand was soft due to the impacts of COVID-19 in the food service sector. ADM and many ethanol producers have idled some capacity due to low current demand. Ethanol margins were positive during the quarter and demand for USP-grade industrial alcohol for hand sanitizer remained strong. Nutrition benefited from growing demand for flavors, pet food, feed for livestock, plant-based proteins, and probiotics. Lower out-of-home consumption caused by COVID-19 lockdown measures negatively impacted flavors volumes especially in the food service channel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net earnings attributable to controlling interests decreased $182 million from $407 million to $225 million. Segment operating profit increased $146 million from $758 million to $904 million. Included in segment operating profit in the current quarter was net income of $55 million consisting of gains on the sale of a portion of the Company’s shares in Wilmar and certain other assets partially offset by asset impairment, restructuring, and settlement charges. Included in segment operating profit in the prior year quarter were asset impairment charges of $6 million. Adjusted segment operating profit increased $85 million to $849 million due primarily to higher results in Refined Products and Other, Starches and Sweeteners, Vantage Corn Processors, Human and Animal Nutrition, and higher equity earnings from the Wilmar investment, partially offset by lower results in Ag Services, Crushing, and Other Business. Corporate results were a net charge of $704 million in the current quarter compared to $255 million in the prior year quarter. Corporate results in the current quarter included early debt retirement charges of $396 million, a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020, and an impairment charge of $6 million. Corporate results in the prior year quarter included restructuring and pension settlement charges of $47 million related to early retirement and reorganization initiatives and a credit of $16 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves.

Income tax expense decreased $121 million to a benefit of $26 million. The Company’s effective tax rate for the quarter ended September 30, 2020 was (13.0)% compared to 18.9% for the quarter ended September 30, 2019. The change in the rate was due to a shift in the geographical mix of forecasted pretax earnings and significant transactions that occurred during the quarter, including the early debt retirement and the tax-free sale of a portion of the Company’s shares in Wilmar, which resulted in a significant decrease in the previously forecasted 2020 effective tax rate. The impact of U.S. tax credits, primarily the biodiesel and railroad tax credits, also contributed significantly to the decreased rate.

In March 2020, the CARES Act was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2020	2019	Change
Oilseeds	8,970	9,062	(92)
Corn	4,084	5,619	(1,535)
Total	13,054	14,681	(1,627)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in corn processed is primarily related to the idling of two dry mill facilities in response to the current low ethanol demand. The Company currently expects that the idled facilities will be restarted as demand for ethanol improves within the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$7,352	$8,246	$(894)
Crushing	2,317	2,465	(148)
Refined Products and Other	1,858	1,905	(47)
Total Ag Services and Oilseeds	11,527	12,616	(1,089)

Carbohydrate Solutions
Starches and Sweeteners	1,574	1,526	48
Vantage Corn Processors	490	1,039	(549)
Total Carbohydrate Solutions	2,064	2,565	(501)

Nutrition
Human Nutrition	719	703	16
Animal Nutrition	732	754	(22)
Total Nutrition	1,451	1,457	(6)

Other Business	84	88	(4)
Total	$15,126	$16,726	$(1,600)

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

Revenues decreased $1.6 billion to $15.1 billion. Lower sales volumes of rice, ethanol, oils, soybeans, and wheat were partially offset by higher sales prices of oils and soybeans. Ag Services and Oilseeds revenues decreased 9% to $11.5 billion due to lower sales volumes ($1.4 billion), partially offset by higher sales prices ($0.3 billion). Carbohydrate Solutions revenues decreased 20% to $2.1 billion due primarily to lower sales volumes of ethanol ($0.5 billion). Nutrition revenues of $1.5 billion were comparable to the prior year quarter.

Cost of products sold decreased $1.6 billion to $14.1 billion due principally to lower volumes. Included in cost of products sold in the prior quarter was a credit of $16 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves. Manufacturing expenses of $1.4 billion were comparable to the prior year quarter.

Foreign currency translation impacts had an immaterial impact on both revenues and cost of products sold.

Gross profit decreased $36 million or 3%, to $1.0 billion. Lower results in Crushing ($70 million) and Ag Services ($66 million) were offset by higher results in Starches and Sweeteners ($59 million), Refined Products and Other ($48 million), and Human Nutrition ($36 million). These factors are explained in the segment operating profit discussion on page 45. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a positive impact on gross profit of $16 million in the prior year quarter compared to no impact in the current quarter due to the discontinuation of LIFO effective January 1, 2020. Railroad maintenance expenses in Corporate of $28 million in the current quarter also contributed to the decrease in gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses increased $58 million to $636 million due principally to variable performance-related compensation expense accruals which were low in the prior-year quarter.

Asset impairment, exit, and restructuring costs decreased $49 million to $4 million. Charges in the current quarter consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $1 million. Charges in the prior year quarter consisted of $6 million of impairments related to certain long-lived assets presented as specified items within segment operating profit and $47 million of restructuring and pension settlement charges in Corporate related to early retirement and reorganization initiatives.

Interest expense increased $3 million to $100 million due to the mark-to-market loss adjustment related to the conversion option of the exchangeable bonds issued in August 2020, partially offset by net interest savings from cross currency swaps and lower interest rates and short-term debt balances.

Equity in earnings of unconsolidated affiliates increased $72 million to $160 million due to higher earnings from the Company’s investments in Wilmar and Pacificor.

Other expense - net increased $296 million to $278 million. Expense in the current quarter included charges of $396 million related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020, partially offset by a $58 million gain on the sale of a portion of the Company’s shares in Wilmar, gains on the sales of certain other assets, the non-service components of net pension benefit income, and other income. Income in the prior year quarter included gains on disposals of individually insignificant assets in the ordinary course of business and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$147	$161	$(14)
Crushing	66	138	(72)
Refined Products and Other	127	80	47
Wilmar	96	38	58
Total Ag Services and Oilseeds	436	417	19

Carbohydrate Solutions
Starches and Sweeteners	257	197	60
Vantage Corn Processors	(11)	(15)	4
Total Carbohydrate Solutions	246	182	64

Nutrition
Human Nutrition	128	102	26
Animal Nutrition	19	16	3
Total Nutrition	147	118	29

Other Business	20	47	(27)

Specified Items:
Gains (losses) on sales of assets and businesses	57	—	57
Asset impairment, restructuring, and settlement charges	(2)	(6)	4
Total Specified Items	55	(6)	61

Total Segment Operating Profit	$904	$758	$146

Adjusted Segment Operating Profit(1)	$849	$764	$85

Segment Operating Profit	$904	$758	$146
Corporate	(704)	(255)	(449)
Earnings Before Income Taxes	$200	$503	$(303)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 5%. Ag Services results were lower year-over-year. Strong execution in North America which drove higher year-over-year export margins and volumes were offset by negative timing impacts which are expected to reverse in the coming quarters. Results were lower in South America, driven by slower Brazilian farmer selling following the aggressive selling in the first half of the year. Global Trade’s continued focus on serving customers contributed significantly to results as did a $54 million settlement related to U.S. high water insurance claims in 2019. Crushing was lower versus the prior-year period driven largely by negative timing impacts which are expected to reverse in the coming quarters. Strong execution in an environment of tighter soybean supplies and solid global demand for meal and oil supported improved execution margins in North and South America, partially offset by lower year-over-year margins in EMEAI. Refined Products and Other delivered significantly higher year-over year results, driven by improved biodiesel margins around the globe and contributions from packaged oils in South America. Equity earnings from Wilmar were substantially higher versus the prior-year quarter.

Carbohydrate Solutions operating profit increased 35%. Starches and Sweeteners results were substantially higher versus the third quarter of 2019. In North America, balanced ethanol industry supply and demand drove improved wet mill ethanol margins versus the prior-year quarter. Demand for starches in North America was substantially stronger than earlier in the year, and higher than the prior-year quarter. Reduced food service demand affected sweetener and flour volumes though retail demand for flour remained solid. Strong risk management and improved net corn costs contributed positively to results. EMEAI delivered improved results on higher demand and reduced manufacturing and raw material costs. Vantage Corn Processors results were higher driven by distribution gains on wet mill ethanol and significantly improved year-over-year industry ethanol margins, partially offset by fixed costs from the two temporarily idled dry mills. Increased volumes and margins of USP-grade industrial alcohol for hand sanitizer also supported improved performance.

Nutrition operating profit increased 25%. Human Nutrition results were substantially higher versus the prior-year quarter, with improved results across the business portfolio. Flavors delivered another exceptional quarter, driven by increased revenue globally and improved mix and margins. Plant-based proteins helped drive a solid performance in Specialty Ingredients. Sales growth in probiotics and enzymes, along with income from fermentation, contributed to strong results in Health & Wellness. Animal Nutrition results were higher year-over-year. Continued delivery of Neovia synergies, strength in livestock feed, and year-over-year improvement in amino acids were partially offset by softer aquaculture feed demand as well as negative foreign currency impacts.

Other Business operating profit decreased 57% due to lower results from the Company’s futures commission and brokerage business and lower underwriting results from the captive insurance operations, which included a $17 million settlement for the high water claims in Ag Services and Oilseeds.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2020	2019	Change
	(In millions)
LIFO adjustment	$—	$16	$(16)
Interest expense-net	(83)	(85)	2
Unallocated corporate costs	(196)	(139)	(57)
Early debt retirement charges	(396)	—	(396)
Loss on debt conversion option	(15)	—	(15)
Impairment and restructuring charges	(6)	(47)	41
Other income (charges)	(8)	—	(8)
Total Corporate	$(704)	$(255)	$(449)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $704 million in the current quarter compared to $255 million in the prior year quarter. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserve resulted in a credit of $16 million in the prior quarter. Interest expense-net decreased $2 million due principally to lower short-term debt balances and net interest savings from cross currency swaps. Unallocated corporate costs increased $57 million due to higher variable performance-related compensation expense accruals. Early debt retirement charges were related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020. Loss on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring charges in the prior quarter, which included pension settlement charges, were related to early retirement and reorganization initiatives. Other charges in the current quarter included railroad maintenance expenses of $28 million, partially offset by the non-service components of net pension benefit income and other income.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	562		563

Net earnings and reported EPS (fully diluted)	$225	$0.40	$407	$0.72
Adjustments:
LIFO adjustment - net of tax of $4 million (1)	—	—	(12)	(0.02)
(Gains) losses on sales of assets and businesses - net of tax of $3 million(2)	(54)	(0.10)	—	—
Early debt retirement charges - net of tax of $96 million (2)	300	0.53	—	—
Loss on debt conversion option - net of tax of $0 (1)	15	0.03	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $3 million in 2020 and $12 million in 2019 (2)	5	0.01	41	0.08
Certain discrete tax adjustments	8	0.02	(5)	(0.01)
Total adjustments	274	0.49	24	0.05
Adjusted net earnings and adjusted EPS	$499	$0.89	$431	$0.77

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2020 and 2019.

	Three months ended
	September 30,
(In millions)	2020	2019	Change
Earnings before income taxes	$200	$503	$(303)
Interest expense	100	97	3
Depreciation and amortization	238	249	(11)
LIFO	—	(16)	16
(Gains) losses on sales of assets and businesses	(57)	—	(57)
Early debt retirement charges	396	—	396
Railroad maintenance expenses	28	—	28
Asset impairment, restructuring, and settlement charges	8	53	(45)
Adjusted EBITDA	$913	$886	$27

	Three months ended
	September 30,
(In millions)	2020	2019	Change
Ag Services and Oilseeds	$527	$511	$16
Carbohydrate Solutions	323	264	59
Nutrition	201	175	26
Other Business	21	55	(34)
Corporate	(159)	(119)	(40)
Adjusted EBITDA	$913	$886	$27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2020

The Company is subject to a variety of market factors which affect the Company's operating results. North American crushing margins were volatile due to slow farmer selling and COVID-19 impacts on demand for meal and oil earlier in the year but strengthened in the third quarter due to the increasingly tight soybean stocks in South America. South America saw record origination volumes in the first half of the year as it benefited from strong farmer selling in Brazil driven by the devaluation of the Brazilian Real. Demand and margins for biodiesel remained solid in North and South America. Margins for starches and sweeteners and wheat flour remained solid while demand was soft due to the impacts of COVID-19 in the food service sector. Ethanol margins were mixed as U.S. industry ethanol production exceeded demand and inventories remained high early in the year, but improved in the second and third quarters as ADM and many ethanol producers idled some capacity due to the low demand. Nutrition benefited from growing demand for flavors, pet food, feed for livestock, plant-based proteins, and probiotics. Lower out-of-home consumption caused by COVID-19 lockdown measures negatively impacted flavors volumes, especially in the food service channel, and demand for aqua feed and amino acids. Global demand for amino acids was also negatively impacted by lower livestock counts following an African swine fever outbreak.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net earnings attributable to controlling interests increased $0.2 billion to $1.1 billion. Segment operating profit increased $0.3 billion to $2.3 billion. Included in segment operating profit in the current period was net income of $20 million consisting of gains on the sale of a portion of the Company’s shares in Wilmar and certain other assets, partially offset by asset impairment, restructuring, and settlement charges. Included in segment operating profit in the prior period was a net charge of $40 million consisting of asset impairment and settlement charges, a gain on the sale of certain assets, and a step-up gain on an equity investment. Adjusted segment operating profit increased $0.2 billion to $2.3 billion due primarily to higher results in Ag Services, Refined Products and Other, Vantage Corn Processors, Human and Animal Nutrition, and higher equity earnings from the Wilmar investment, partially offset by lower results in Crushing, Starches and Sweeteners, and Other Business. Corporate results were a net charge of $1.2 billion for the nine months compared to $0.9 billion the same period last year. Corporate results included a credit of $91 million from the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020, early debt retirement charges of $410 million, a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020, and an impairment charge of $5 million for the nine months, compared to restructuring and pension settlement and remeasurement charges of $150 million related to early retirement and reorganization initiatives and a charge of $10 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves during the same period last year.

Income taxes of $38 million decreased $174 million. The Company’s effective tax rate for the nine months ended September 30, 2020 was 3.4% compared to 19.4% for the nine months ended September 30, 2019. The change in rate was due primarily to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad tax credits recognized in the quarter ended March 31, 2020. The 45G railroad tax credits have an offsetting expense in cost of products sold.

In March 2020, the CARES Act was signed into law in the United States. The Company does not expect the provisions of the CARES Act to have a material impact on the annual effective tax rate for the year ending December 31, 2020.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2020	2019	Change
Oilseeds	27,236	27,002	234
Corn	13,717	16,297	(2,580)
Total	40,953	43,299	(2,346)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds is due to increased capacity utilization at new plants combined with downtime in the prior year due to weather-related issues. The overall decrease in corn processed is primarily related to the idling of two dry mill facilities in the second quarter due to the current low ethanol demand. The Company currently expects that the idled facilities will be restarted as demand for ethanol improves within the next 12 months.

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$22,930	$23,653	$(723)
Crushing	7,035	7,130	(95)
Refined Products and Other	5,382	5,599	(217)
Total Ag Services and Oilseeds	35,347	36,382	(1,035)

Carbohydrate Solutions
Starches and Sweeteners	4,769	4,782	(13)
Vantage Corn Processors	1,625	2,627	(1,002)
Total Carbohydrate Solutions	6,394	7,409	(1,015)

Nutrition
Human Nutrition	2,161	2,105	56
Animal Nutrition	2,198	2,158	40
Total Nutrition	4,359	4,263	96

Other Business	277	273	4
Total	$46,377	$48,327	$(1,950)

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

Revenues decreased $2.0 billion to $46.4 billion due to lower sales volumes, partially offset by higher sales prices. Lower sales volumes of rice, alcohol, oils, and soybeans and lower sales prices of biodiesel and corn, were partially offset by higher sales volumes of biodiesel and corn and higher sales prices of oils and soybeans. Ag Services and Oilseeds revenues decreased 3% to $35.3 billion due to lower sales volumes ($1.3 billion), partially offset by higher sales prices ($0.3 billion). Carbohydrate Solutions revenues decreased 14% to $6.4 billion due to lower sales volumes ($0.8 billion) and lower sales prices ($0.2 billion). Nutrition revenues increased 2% to $4.4 billion due to higher sales volumes and prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $2.1 billion to $43.3 billion due to principally to lower volumes. Included in cost of products sold was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change in the current period compared to a charge of $10 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior period. Manufacturing expenses decreased $0.1 billion to $4.2 billion due principally to lower energy costs and decreased operating supplies and maintenance expenses, partially offset by railroad maintenance expenses.
Foreign currency translation impacts decreased both revenues and cost of products sold by $0.4 billion.

Gross profit increased $0.1 billion or 4% to $3.1 billion. Higher results in Human and Animal Nutrition ($154 million), Ag Services ($117 million), Refined Products and Other ($74 million), and Vantage Corn Processors ($42 million) were partially offset by lower results in Crushing ($273 million) and Starches and Sweeteners ($15 million). These factors are explained in the segment operating profit discussion on page 52. In Corporate, the positive period over period impact from LIFO of $101 million due to the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 and the changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior period were offset by railroad maintenance expenses of $101 million.

Selling, general, and administrative expenses increased $0.1 billion to $1.9 billion due principally to higher variable performance-related compensation expense accruals compared to lower accruals in the prior period.

Asset impairment, exit, and restructuring costs decreased $139 million to $61 million. Charges in the current period consisted primarily of $50 million of impairments related to certain intangible and other long-lived assets and $11 million of restructuring charges. Prior period charges consisted of $50 million of impairments related to certain long-lived assets presented as specified items within segment operating profit, and $150 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives.

Interest expense decreased $37 million to $270 million due to lower interest rates and net interest savings from cross currency swaps, partially offset by the mark-to-market loss adjustment related to the conversion option of the exchangeable bonds issued in August 2020.

Equity in earnings of unconsolidated affiliates increased $124 million to $403 million due to higher earnings from the Company’s investments in Wilmar and Pacificor, partially offset by a loss in the current period from the Company’s investment in Olenex.

Other expense - net increased $218 million to $179 million. Current period expense included charges of $410 million related to related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020 and loss provisions related to the Company’s futures commission and brokerage business, partially offset by gains related to the sale of a portion of the Company’s shares in Wilmar and certain other assets, the non-service components of net pension benefit income, foreign exchange gains, and other income. Prior period income included gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income, partially offset by foreign exchange losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit (Loss)	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$482	$326	$156
Crushing	249	493	(244)
Refined Products and Other	286	223	63
Wilmar	254	154	100
Total Ag Services and Oilseeds	1,271	1,196	75

Carbohydrate Solutions
Starches and Sweeteners	533	547	(14)
Vantage Corn Processors	(24)	(77)	53
Total Carbohydrate Solutions	509	470	39

Nutrition
Human Nutrition	372	293	79
Animal Nutrition	75	23	52
Total Nutrition	447	316	131

Other Business	69	72	(3)

Specified Items:
Gains (losses) on sales of assets and businesses	80	12	68
Asset impairment, restructuring, and settlement charges	(60)	(52)	(8)
Total Specified Items	20	(40)	60

Total Segment Operating Profit	$2,316	$2,014	$302

Adjusted Segment Operating Profit(1)	$2,296	$2,054	$242

Segment Operating Profit	$2,316	$2,014	$302
Corporate	(1,189)	(922)	(267)
Earnings Before Income Taxes	$1,127	$1,092	$35

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 6%. Ag Services results were higher than the prior period, which were negatively impacted by high water conditions in North America. Strong performance in global trade was driven by strong results in destination marketing and structured trade finance. Robust farmer selling in Brazil drove higher origination margins, which were partially offset by weaker results in North America. Current period results also included a $54 million settlement related to U.S. high water insurance claims in 2019. Crushing results were lower than the prior year period. Volumes were strong and execution margins were solid although below the high realized margins in the first half of 2019. Negative timing impacts also contributed to the lower results in the current period. Refined Products and Other results were higher due to improved biodiesel margins in both North and South America. Equity earnings from Wilmar were higher year-over-year.

Carbohydrate Solutions operating profit increased 8%. Starches and Sweeteners results were down driven largely by negative mark-to-market timing effects on forward sales of corn oil. Absent those impacts, results were higher due to better operating performance at the Decatur facility, strong results in wheat milling, and improved conditions in EMEAI. VCP results improved from the prior period due to effective risk management and increased demand for industrial ethanol.

Nutrition operating profit increased 41%. Human Nutrition delivered strong performance and growth across its broad portfolio. Strong execution to meet rising customer demand for plant-based proteins and edible beans drove higher results in Specialty Ingredients. Additional income from fermentation and strong sales for probiotics and fiber drove higher performance in Health & Wellness. Flavors continued to deliver solid results. Animal Nutrition results improved year-over-year driven by strong performance from Neovia, good margins in commercial and livestock premix, and solid sales in pet care.

Other Business operating profit decreased 4%. Lower results, including loss provisions related to the Company’s futures commission and brokerage business, were partially offset by improvements in underwriting performance at the captive insurance operations.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2020	2019	Change
	(In millions)
LIFO credit (charge)	$91	$(10)	$101
Interest expense-net	(246)	(276)	30
Unallocated corporate costs	(579)	(454)	(125)
Expenses related to acquisitions	—	(14)	14
Early debt retirement charges	(410)	—	(410)
Loss on debt conversion option	(15)	—	(15)
Impairment and restructuring charges	(5)	(150)	145
Other charges	(25)	(18)	(7)
Total Corporate	$(1,189)	$(922)	$(252)

Corporate results were a net charge of $1.2 billion in the current period compared to $0.9 billion in the prior period. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the current period compared to a LIFO charge of $10 million in the prior period. Interest expense-net decreased $30 million due principally to lower interest rates and net interest savings from cross currency swaps. Unallocated corporate costs increased $125 million due principally to higher variable performance-related compensation expense accruals. Acquisition expenses in the prior period were related to the Neovia acquisition. Early debt retirement charges were related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020. Loss on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring charges in the prior period, which included pension settlement and remeasurement charges, were related to early retirement and reorganization initiatives. Other charges in the current period included railroad maintenance expenses of $101 million, partially offset by foreign exchange gains, an investment revaluation gain, and the non-service components of net pension benefit income. Other charges in the prior period included foreign exchange losses, partially offset by the non-service components of net pension benefit income.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		565

Net earnings and reported EPS (fully diluted)	$1,085	$1.93	$875	$1.55
Adjustments:
LIFO charge (credit) - net of tax of $22 million in 2020 and $2 million in 2019 (1)	(69)	(0.12)	8	0.01
(Gains) losses on sales of assets and businesses - net of tax of $8 million in 2020 and $3 million in 2019 (2)	(72)	(0.13)	(9)	(0.02)
Asset impairment, restructuring, and settlement charges - net of tax of $16 million in 2020 and $46 million in 2019 (2)	49	0.09	156	0.28
Expenses related to acquisitions - net of tax of $5 million (2)	—	—	9	0.02
Early debt retirement charges - net of tax of $99 million (2)	311	0.55	—	—
Loss on debt conversion option - net of tax of $0 (1)	15	0.03	—	—
Certain discrete tax adjustments	16	0.03	(7)	(0.01)
Total adjustments	250	0.45	157	0.28
Adjusted net earnings and adjusted EPS	$1,335	$2.38	$1,032	$1.83

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the applicable tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	September 30,
(In millions)	2020	2019	Change
Earnings before income taxes	$1,127	$1,092	$35
Interest expense	270	307	(37)
Depreciation and amortization	727	742	(15)
LIFO	(91)	10	(101)
(Gains) losses on sales of assets and businesses	(80)	(12)	(68)
Early debt retirement charges	410	—	410
Expenses related to acquisitions	—	14	(14)
Railroad maintenance expenses	101	—	101
Asset impairment, restructuring, and settlement charges	65	202	(137)
Adjusted EBITDA	$2,529	$2,355	$174

	Nine months ended
	September 30,
(In millions)	2020	2019	Change
Ag Services and Oilseeds	$1,543	$1,478	$65
Carbohydrate Solutions	745	716	29
Nutrition	617	482	135
Other Business	75	97	(22)
Corporate	(451)	(418)	(33)
Adjusted EBITDA	$2,529	$2,355	$174

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

A Company objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital-intensive agricultural commodity-based business.  The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of ADM’s control, to fund its working capital needs and capital expenditures. The primary source of funds to finance ADM’s operations, capital expenditures, and advancement of its growth strategy is cash generated by operations and lines of credit, including a commercial paper borrowing facility and accounts receivable securitization programs.  In addition, the Company believes it has access to funds from public and private equity and debt capital markets in both U.S. and international markets.

Cash used in operating activities was $1.5 billion for the nine months compared to $3.6 billion for the same period last year. Working capital changes, including the increase in deferred consideration, decreased cash by $3.8 billion for the nine months compared to $5.3 billion for the same period last year. Inventories decreased approximately $0.4 billion primarily due to lower inventory quantities, partially offset by higher prices. Trade payables declined approximately $0.4 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Increase in deferred consideration in securitized receivables of $4.6 billion and $5.7 billion for the nine months and the same period last year, respectively, was offset by $4.6 billion and $5.7 billion of net consideration received for beneficial interest obtained for selling trade receivables for the nine months and the same period last year, respectively.

Cash provided by investing activities was $4.7 billion for the nine months compared to $3.3 billion for the same period last year. Capital expenditures for the nine months of $0.6 billion were comparable to the same period last year. Net assets of businesses acquired were $3 million for the nine months compared to $1.9 billion for the same period last year due to the acquisition of Neovia in 2019. Proceeds from sales of business and assets for the nine months of $0.7 billion related to the sale of a portion of the Company shares in Wilmar and certain other assets compared to $43 million for the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $4.6 billion for the nine months compared to $5.7 billion the same period last year.

Cash used in financing activities was $1.9 billion for the nine months compared to $0.4 billion for the same period last year. Long-term debt borrowings for the nine months of $1.8 billion consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020 and the $0.3 billion aggregate principal amount of zero coupon exchangeable bonds due in 2023 issued on August 26, 2020, compared to long-term borrowings of $3 million for the same period last year. Commercial paper net payments for the nine months were $1.0 billion compared to net borrowings of $1.0 billion for the same period last year. Proceeds from the borrowings in the current period will be used for general corporate purposes, including the reduction of short-term debt. Long-term debt payments for the nine months of $2.0 billion related to the early redemption of the $0.5 billion and $0.4 billion aggregate principal amounts of 4.479% due in 2021 and 3.375% debentures due in 2022, respectively, the repurchase of $0.7 billion aggregate principal amount of Debentures, and the redemption of $0.1 billion aggregate principal amount of private placement notes due in 2021 and 2024, compared to $0.6 billion for the same period last year which primarily related to the €0.5 billion Floating Rate Notes that matured in June 2019. Share repurchases for the nine months were $0.1 billion compared to $0.2 billion for the same period last year. Dividends of $0.6 billion for the nine months were comparable to the same period last year.

At September 30, 2020, the Company had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $5.6 billion of readily marketable commodity inventories. At September 30, 2020, the Company’s capital resources included shareholders’ equity of $19.3 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $10.7 billion, of which $9.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% at September 30, 2020 and December 31, 2019. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 27% and 29% at September 30, 2020 and December 31, 2019, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2020.

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

During the second half of 2020, the global credit market stabilized with corporate credit spreads below pre-pandemic levels. Continued actions by central banks provided additional support in both the short-term and long-term funding markets further stabilizing corporate credit markets. Low benchmark yields and favorable credit spreads coupled with continued strong cash flow generation during the second half of the year presented opportunities for ADM to re-balance the company’s liability portfolio to pre-pandemic levels. Starting in June 2020, ADM began a series of liability management transactions including multiple early debt redemptions and the $0.7 billion debt tender in September 2020 to capitalize on all-time low interest rates.

As of September 30, 2020, the Company had $0.9 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2020, the Company utilized $1.4 billion of its facility under the Programs.

For the nine months ended September 30, 2020, the Company spent approximately $0.6 billion in capital expenditures, $0.6 billion in dividends, and $0.1 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company acquired 3.5 million shares for the nine months ended September 30, 2020, and has 104.9 million shares remaining that may be repurchased until December 31, 2024.

The Company expects capital expenditures of approximately $0.8 billion, dividends of $0.8 billion, and share repurchases of $0.1 billion during 2020.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2020 and December 31, 2019 were $19.5 billion and $12.2 billion, respectively.  The increase is primarily related to obligations to purchase higher quantities of agricultural commodity inventories. As of September 30, 2020, the Company expects to make payments related to purchase obligations of $18.1 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2020.

Off Balance Sheet Arrangements

On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers a portion of the purchased accounts receivable together with an equally proportional security interest in all of its right, title, and interest in the remaining purchased accounts receivable to each of the First Purchasers. In exchange, ADM Receivables receives a cash payment for the accounts receivables transferred. See Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the First Program.

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2020.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2020 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2020		December 31, 2019
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$668	$67	$576	$58
Lowest position	(842)	(84)	(83)	(8)
Average position	(131)	(13)	280	28

The change in fair value of the average position was due to a decrease in average quantities and, to a lesser extent, a decrease in price underlying the weekly commodity position.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 4.	CONTROLS AND PROCEDURES (Continued)

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

On September 4, 2019, AOT Holding AG (AOT) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. AOT alleges that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. In May 2020, the court granted in part and denied in part the Company’s motion to dismiss, and the parties are engaged in discovery. On July 14, 2020, Green Plains Inc. and its related entities filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent all sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

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

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended September 30, 2020.

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.
ADM is monitoring the novel coronavirus (COVID-19) global pandemic and taking steps to mitigate the potential risks posed by its spread, including working with its customers, employees, suppliers, local communities, and other stakeholders. COVID-19 or other health epidemics, pandemics, or similar outbreaks could impact the Company’s operations if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions. Additionally, third party service providers, suppliers, joint ventures, customers, and other business partners may not be able fulfill their commitments creating additional disruptions for the Company. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, may be materially impacted from a prolonged outbreak of COVID-19 or significant local resurgences of the virus, leading to additional government lockdowns, quarantines, or other restrictions. The Company cannot at this time predict the impact of the COVID-19 pandemic on its future financial or operational results, but the impact could potentially be material over time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
July 1, 2020 to
July 31, 2020	1,579	$41.767	102	104,961,558

August 1, 2020 to
August 31, 2020	109,219	43.528	106,337	104,855,221

September 1, 2020 to
September 30, 2020	12,930	47.610	172	104,855,049
Total	123,728	$43.932	106,611	104,855,049

(1)
Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2020, there were 17,117 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)
On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.	EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-44)).

(3)(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on May 7, 2019 (File No. 1-44)).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: October 30, 2020